Form 10-Q
period 2005-06-30
MEDICAL PROPERTIES TRUST INC
filed 2005-08-22
CIK 1287865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-0191742 (I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL (Address of Principal Executive Offices)	35242 (Zip Code)
Registrant’s telephone number, including area code: (205) 969-3755
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No      X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No      X
As of August 19, 2005, the registrant had 39,969,065 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Real estate assets
Land	$13,491,429	$10,670,000
Buildings and improvements	166,572,054	111,387,232
Construction in progress	50,529,769	24,318,098
Intangible lease assets	7,558,712	5,314,963

Gross investment in real estate assets	238,151,964	151,690,293
Accumulated depreciation	(2,927,987)	(1,311,757)
Accumulated amortization	(366,886)	(166,713)

Net investment in real estate assets	234,857,091	150,211,823
Cash and cash equivalents	34,357,866	97,543,677
Interest and rent receivable	1,195,299	419,776
Unbilled rent receivable	7,458,980	3,206,853
Loans	48,498,111	50,224,069
Other assets	7,377,045	4,899,865

Total Assets	$333,744,392	$306,506,063

Liabilities and Stockholders’ Equity
Liabilities
Debt	$73,204,167	$56,000,000
Accounts payable and accrued expenses	11,596,030	10,903,025
Deferred revenue	6,418,038	3,578,229
Lease deposit	7,728,195	3,296,365

Total liabilities	98,946,430	73,777,619
Minority interests	2,137,500	1,000,000
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 26,082,862 shares at June 30, 2005, and December 31, 2004	26,083	26,083
Additional paid in capital	233,678,165	233,626,690
Accumulated deficit	(1,043,786)	(1,924,329)

Total stockholders’ equity	232,660,462	231,728,444

Total Liabilities and Stockholders’ Equity	$333,744,392	$306,506,063

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues
Rent billed	$4,692,328	$—	$8,615,377	$—
Unbilled rent	1,432,298	—	2,777,739	—
Interest income from loans	1,117,151	—	2,329,189	—

Total revenues	7,241,777	—	13,722,305	—
Expenses
Real estate depreciation and amortization	973,996	—	1,816,403	—
General and administrative	1,415,067	1,212,457	3,165,877	1,697,961
Costs of terminated acquisitions	—	336,724	—	336,724

Total operating expenses	2,389,063	1,549,181	4,982,280	2,034,685

Operating income (loss)	4,852,714	(1,549,181)	8,740,025	(2,034,685)
Other income (expense)
Interest income	358,214	479,289	741,986	479,289
Interest expense	(831,117)	—	(1,542,266)	(8,222)

Net other (expense) income	(472,903)	479,289	(800,280)	471,067

Net income (loss)	$4,379,811	$(1,069,892)	$7,939,745	$(1,563,618)

Net income (loss) per share, basic	$0.17	$(0.04)	$0.30	$(0.13)
Weighted average shares outstanding — basic	26,096,021	24,397,524	26,096,813	12,459,716
Net income (loss) per share, diluted	$0.17	$(0.04)	$0.30	$(0.13)
Weighted average shares outstanding — diluted	26,110,119	24,399,813	26,105,844	12,460,860
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Operating activities
Net income (loss)	$7,939,745	$(1,563,618)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	1,886,454	1,784
Amortization of deferred financing costs	449,762	—
Unbilled rent revenue	(2,777,739)	—
Share based payments	122,766	—
Other adjustments	(129,768)	—
Increase in:
Interest and rent receivable	(775,523)	—
Other assets	(1,088,749)	(235,463)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,493,372)	125,268
Deferred revenue	1,264,502	—
Lease deposits	70,493	—

Net cash provided by (used for) operating activities	3,468,571	(1,672,029)

Investing activities
Real estate acquired	(56,513,944)	—
Principal received on loans receivable	7,725,958	—
Investment in loans receivable	(4,934,772)	—
Construction in progress	(26,420,931)	(21,427,781)
Equipment acquired	(122,066)	(137,006)

Net cash used for investing activities	(80,265,755)	(21,564,787)

Financing activities
Addition to debt	19,000,000	—
Proceeds from loan payable	—	200,000
Payment of loan payable	—	(300,000)
Payments of debt	(1,795,833)	—
Deferred financing and offering costs	(1,786,178)	—
Payments for deferred stock units	(75,000)	—
Distributions paid	(2,869,116)	—
Proceeds from sale of common shares, net of offering costs	—	233,738,967
Sale of partnership units	1,137,500	—

Net cash provided by financing activities	13,611,373	233,638,967

Increase in cash and cash equivalents for period	(63,185,811)	210,402,151
Cash and cash equivalents at beginning of period	97,543,677	100,000

Cash and cash equivalents at end of period	$34,357,866	$210,502,151

Interest paid, net of capitalized interest of $1,003,779 in 2005	$2,096,283	$—

Supplemental schedule of non-cash investing activities
Unbilled rent receivables recorded as deferred revenue	$1,474,387	—
Additions to real estate and loans receivable recorded as lease and loan deposits	8,773,312	—
Additions to real estate and loans receivable recorded as deferred revenue	389,309	—

Supplemental schedule of non-cash financing activities:
Additions to stockholders equity from share based payments	$126,475	$—
Distributions declared, unpaid	4,186,377	—
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
1.    Organization
Medical Properties Trust, Inc., a Maryland corporation (the Company), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership), was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. The Company owns directly all of the limited partnership interests in the Operating Partnership.
The Company succeeded to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed in December 2002. On the day of formation, the Company issued 1,630,435 shares of common stock, and the membership interests of Medical Properties Trust, LLC were transferred to the Company. Medical Properties Trust, LLC had no assets, but had incurred liabilities for costs and expenses related to acquisition due diligence, a planned offering of common stock, consulting fees and office overhead in an aggregate amount of approximately $423,000, which was assumed by the Operating Partnership.
The Company’s primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. The Company considers this to be a single business segment as defined in Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
On April 6, 2004, the Company completed the sale of 25.6 million shares of common stock in a private placement to qualified institutional buyers and accredited investors. The Company received $233.5 million after deducting offering costs. The proceeds are being used to purchase properties, to pay debt and accrued expenses and for working capital and general corporate purposes.
On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in an initial public offering (IPO) at a price of $10.50 per share. On August 5, 2005, the underwriters purchased an additional 1,810,023 shares at the same offering price, less an underwriting commission of seven percent and expenses pursuant to their over-allotment option. (See Note 7).
2.    Summary of Significant Accounting Policies
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation: Property holding entities and other subsidiaries of which the Company owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the property if it has the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For entities in which the Company owns less than 100% and does not have the direct or indirect ability to make decisions but does exert significant influence over the entities’ activities, the Company records its ownership in the entity using the equity method of accounting.

The Company periodically evaluates all of its transactions and investments to determine if they represent variable interests in a variable interest entity as defined by FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. If the Company determines that it has a variable interest in a variable interest entity, the Company determines if it is the primary beneficiary of the variable interest entity. The Company consolidates each variable interest entity in which the Company, by virtue of its transactions with or investments in the entity, is considered to be the primary beneficiary. The Company re-evaluates its status as primary beneficiary when a variable interest entity or potential variable interest entity has a material change in its variable interests.
Unaudited Interim Consolidated Financial Statements: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
3.    Real Estate and Lending Activities
In February 2005, Vibra Healthcare, LLC (Vibra) repaid $7.8 million of principal and interest on its loans from the Company. The payments left a $41.4 million loan payable to the Company by Vibra. The Company has no commitments to make additional loans to Vibra.
In February, 2005, the Company purchased a general acute care hospital (Victorville) for $28.0 million. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of the hospital, the Company and the seller entered into a 15 year lease of the hospital back to the seller, with renewal options for three additional five year terms.
In June 2005, the Company completed two transactions with the owner of two long-term acute care hospitals. In one transaction, the Company purchased a long-term acute care hospital (Covington) for $11.5 million. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of Covington, the Company and the seller entered into a 15 year lease of the hospital back to the seller, with renewal options for three additional five year terms. In a second transaction, in connection with our proposed acquisition of another long-term acute care hospital (Denham Springs) from the same owner, the Company made a 15 year, interest only mortgage loan of $6.0 million, $500,000 of which is being held in escrow pending the resolution of certain environmental issues regarding the facility. If these environmental issues are resolved to the Company’s satisfaction, the escrowed funds will be released and the Company will proceed to acquire Denham Springs. The loan accrues interest at a rate of 10.5% per year, subject to escalation, and provides for monthly payments of interest only.
In June 2005, the Company purchased a rehabilitation hospital (Vibra-Redding) for $20.75 million from Vibra. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of Vibra-Redding, the Company and Vibra entered into a 15 year lease of the hospital back to Vibra, with renewal options for three additional five year terms. The lease is cross-defaulted with the Company’s other Vibra loan and leases. The Company has withheld $2.75 million of the purchase price contingent on conversion of the facility to a long-term acute care hospital and other facility improvements which the Company expects the lessee to make during the next 12 months. If the conversion and improvements are not made, the Company has no obligation to pay the withheld amounts.
In June 2005, the Company closed on a loan with a local operator to fund the construction and development of a community hospital (North Cypress). The total loan commitment is approximately $64.0 million. The Company has the option to purchase North Cypress at the end of construction at which time the Company will enter into a 15 year lease with the operator. During the construction phase, the Company also plans to purchase the land, currently being subleased by the Company, on which North Cypress is being built. The Company has advanced approximately $1.9 million to the operator at June 30, 2005, for construction of the facility. The Company has included this transaction in construction in progress in its consolidated balance sheet at June 30, 2005.
The Company has recorded the following assets from the acquisitions of Victorville, Covington and Vibra-Redding:

Land	$2,821,429
Buildings	55,184,822
Intangible lease assets	2,243,749

$60,250,000

4.    Debt
At June 30, 2005, the Company had outstanding borrowings of approximately $73.2 million pursuant to a term loan agreement. The loan agreement requires monthly payments based on a 20 year amortization schedule and interest at the one month London Interbank Offered Rate (LIBOR) plus 300 basis points (6.56% at June 30, 2005). The loan is secured by six Vibra facilities, which have a book value of $125.9 million, and requires the Company to meet financial coverage, ratio and total debt covenants typical of such loans. On August 4, 2005, the Company prepaid $31.9 million of principal on the term loan.
Maturities of debt at June 30, 2005, for each successive twelve month period are as follows:

2006	$3,750,000
2007	3,750,000
2008	65,704,167

$73,204,167

The Company has signed a term sheet with the same lender for a $100 million revolving credit facility to replace the existing loan.
5.    Stock Awards
In February 2005, the Company awarded 7,500 deferred stock units valued at $10.00 per share to three new independent directors elected to the Company’s board. The total value of $75,000 was recorded as additional paid-in-capital in the consolidated balance sheet and an expense in the consolidated income statement on the date of the awards. The Company also awarded 60,000 stock options to the new directors, of which one-third vested immediately, one-third vest one year from the date of grant, and one-third vest two years from the date of grant. The Company follows APB No. 25 and related Interpretations in accounting for stock options. In accordance with APB No. 25, no compensation expense has been recorded for stock options.
In April 2005, the Company awarded to employees 82,000 shares of restricted common stock valued at $10.00 per share. Fifty-two thousand of these shares vest over a period of five years beginning one year from the date of the Company’s IPO (July 7, 2005). Thirty thousand of these shares vest quarterly over a three year period beginning September 30, 2005. The Company is recording compensation expense over the vesting period.
6.    Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the six months and three months ended June 2005 and 2004, respectively:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Weighted average number of shares issued and outstanding	26,082,862	24,397,524	26,082,862	12,459,716
Vested deferred stock units	13,159	—	13,951	—

Weighted average shares — basic	26,096,021	24,397,524	26,096,813	12,459,716
Common stock warrants and options	14,098	2,289	9,031	1,144

Weighted average shares — diluted	26,110,119	24,399,813	26,105,844	12,460,860

7.    Initial Public Offering and Issuance of Common Stock
On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in its IPO at a price of $10.50 per share, less underwriters’ discount and expenses. On August 5, 2005, the underwriters exercised their option to purchase an additional 1,810,023 shares at the same offering price, less underwriters’ discount and expenses. Our proceeds from the IPO and exercise of the over-allotment option, before deducting offering costs of $2.4 million at June 30, 2005, are as follows:

Gross proceeds	$138,337,742
Underwriters’ discount	(9,683,642)
Expenses	(167,650)

Net proceeds	$128,486,450

8.    Commitments and Contingencies
The Company entered into two ground leases for its North Cypress development project. Under the ground lease covering the larger tract of land, the Company has the right to purchase the land during the construction phase. The Company currently intends to exercise its purchase rights. Under the ground lease covering the smaller tract of land, the Company can terminate the lease when certain specified improvements are made to the larger land tract. The Company currently intends to make such improvements during the construction phase of the project. The ground leases are for 99 years and require payments of approximately $502,000 during each of the first five years of the leases. The Company is subleasing the land to the tenant in an amount and for a term equal to the lease payments which the Company makes to the owners of the land. However, collection of the sublease rent is being deferred until completion of construction at which time the tenant will begin making all previously deferred sublease payments.
Upon the acquisition of the Vibra-Redding facility, the Company assumed a ground lease with a remaining term of approximately 70 years. The Company’s lease of the facility to Vibra requires that Vibra make all ground lease payments to the ground lessor. The ground lease payments are approximately $21,000 per year, escalating at four percent per year for the remaining term of the ground lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in the Company’s Prospectus dated July 7, 2005, filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements, transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Prospectus dated July 7, 2005, filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Such factors include, among others, the following:
•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which the Company operates;

•	the execution of the Company’s business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to attain and maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel; and,

•	federal and state healthcare regulatory requirements.
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (REIT) since April 6, 2004, and, accordingly, we intend to elect REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, hospital operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease financing and generally seek lease terms of at least 10 years with a series of shorter renewal terms at the option of our tenants. We also intend to include annual contractual rental rate increases that in the current market range from 1.5% to 3.0%. Our existing portfolio escalators range from 2.0% to 2.5%. In addition to the base rent, our leases generally require our tenants to pay all operating costs and expenses associated with the facility.
We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, and we make mortgage loans to healthcare operators secured by their real estate assets. We selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities. For purpose of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, we conduct business operations in one segment.
At June 30, 2005, we owned nine operating healthcare facilities and held a first lien mortgage loan secured by another. In addition, we were in process of developing three additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding that our tenant used for the acquisition of six hospital operating companies. The 12 facilities we owned and had made a mortgage loan on were in nine states and comprised approximately 70% of the dollar value of our assets. Our acquisition and working capital loans represented approximately 15% of our total assets. We do not expect such loan assets to exceed 20% of our total assets.

Our revenues are derived from rents we earn pursuant to the lease agreements with our tenants and from interest income from loans to our tenants and other facility owners. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.
Key factors that we consider in underwriting prospective tenants and in monitoring the performance of existing tenants include the following:
•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and at each facility;

•	the ratio of our tenants’ operating earnings to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ profitability.
Certain business factors, in addition to those described above that directly affect our tenants, will likely materially influence our future results of operations. These factors include:
•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	unforeseen changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability and our lease rates; and,

•	competition from other financing sources.
We currently have 17 employees. As a new company, we will continue to add staff as we evaluate potential acquisitions, acquire new properties and manage our existing properties and loans. Over the next 12 months, we expect to hire an additional five to ten employees, which will increase our general and administrative expenses, but should also add to our ability to evaluate potential acquisitions and manage our existing portfolio.
CRITICAL ACCOUNTING POLICIES
     In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values and periodic depreciation of our real estate assets, stock compensation expense, and the effects of any derivative and hedging activities will have significant effects on our financial statements. Each of these items involves estimates that require us to make judgments that are subjective in nature. We intend to rely on our experience, collect historical data and current market data, and develop relevant assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates will include the following:
     Revenue Recognition. Our revenues, which are comprised largely of rental income, include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since some of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease.
     Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review each tenant’s unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the facility is located. In the event that the collectibility of unbilled rent with respect to any given tenant is in doubt, we are required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.
     We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally secured by interests in real estate, receivables, equity interests of a tenant or corporate and individual guarantees. As with unbilled rent receivables, our management must also periodically evaluate loans to determine what amounts may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the loan to its estimated net receivable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.
     Investments in Real Estate. We record investments in real estate at cost, and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. To the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
     We are required to make subjective assessments as to the useful lives of our facilities for purposes of determining the amount of depreciation expense to record on an annual basis with respect to our investments in real estate improvements. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate improvements, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
     We have adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to facilities that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and facilities we intend to sell be designated as “held for sale” on our balance sheet.
     When circumstances such as adverse market conditions indicate a possible impairment of the value of a facility, we will review the recoverability of the facility’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the facility’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.
     Purchase Price Allocation. We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because our strategy to a large degree involves the origination of long term lease arrangements at market rates, we do not expect the above-market and below-market in-place lease values to be significant for many of our anticipated transactions.
     We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from six to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
     The total amount of other intangible assets to be acquired, if any, is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.
     We expect to amortize the value of in-place leases, if any, to expense over the initial term of the respective leases, which we expect to range primarily from 10 to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
     Accounting for Derivative Financial Investments and Hedging Activities. We expect to account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.
     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We expect to formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We plan to review periodically the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges, if any, will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. We are not currently a party to any derivatives contracts.
     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46, which is termed FIN 46R. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. We periodically evaluate the terms of our relationships with our tenants and borrowers to determine whether we are required to consolidate any tenants or borrowers.
     Stock Based Compensation. We currently apply the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. In this regard, we anticipate that a substantial portion of our options will be granted to individuals who are our officers or directors. Accordingly, because the grants are expected to be at exercise prices that represent fair value of the stock at the date of grant, we do not currently record any expense related to the issuance of these options under the intrinsic value method. If the actual terms vary from the expected, the impact to our compensation expense could differ.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) becomes effective for public companies with their first annual reporting period that begins after June 15, 2005. For non-public companies, the standard becomes effective for their first fiscal year beginning after December 15, 2005. We are currently evaluating the impact of SFAS No. 123(R) on our financial position and results of operations. However, we do not expect that SFAS No. 123(R) will have a material effect on our financial position and results of operations. Our existing equity incentive plan allows for stock-based awards to be in the form of options, restricted stock, restricted stock units and deferred stock units. The impact of SFAS No. 123(R) will also be affected by the types of stock-based awards that our board of directors chooses to grant.

We presently have approximately $122.0 million in cash and temporary liquid investments. We expect to close a $100.0 million secured revolving credit facility which will replace our existing $75.0 million term loan (with a present balance of approximately $40.8 million), thereby providing us with approximately $59.0 million in additional borrowing availability. In addition, we have approximately $43.0 million available under a construction/term facility with a bank. We expect to use these resources over the next 12 months for completion of development projects currently under construction and acquisition of additional existing and development projects.
We have definitive agreements to fund the following development projects and acquisitions (in millions):

	Original		Remaining
	Commitment	Expended	Commitment
North Cypress community hospital	$64.0	$2.1	$61.9
West Houston community hospital and medical office building	63.9	45.8	18.1
Bucks County women’s hospital and medical office building	37.0	2.2	34.8

Total	$164.9	$50.1	$114.8

We have letters of commitment or other arrangements to acquire or develop additional facilities with an aggregate cost of $96.2 million. These transactions are subject to various contingencies that must be satisfied before definitive agreements could be executed. Accordingly, there is no assurance that these transactions will be consummated.
We intend to utilize various types of debt to finance a portion of the costs to complete our proposed development facilities and acquire and develop additional facilities. We expect this debt will include long-term, fixed-rate mortgage loans, variable-rate term loans, secured revolving lines of credit and construction financing facilities. We believe we will be able generally to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future. Our ratio of debt to stockholders’ equity at June 30, 2005, was 32% as compared to 24% at December 31, 2004.
Investing Activities:
In the first six months of 2005, we acquired three new healthcare facilities for a total cost of $64.5 million. Our cash outlays for these properties totaled $56.5 million, which is net of contingent payments and facility improvement reserves. We also invested $26.4 million in our developments, primarily the West Houston community hospital and medical office building. In addition, we made loan advances, net of contingent payments, of $4.9 million. In February 2005, Vibra reduced the principal amount of its loans by $7.7 million.
Results of Operations
The results of our historical operations are generated substantially by investments we have made since we completed our private offering and raised approximately $233 million in common equity in the second quarter of 2004. We are also in the process of developing additional healthcare facilities that have not yet begun generating revenue, and we expect to acquire additional existing healthcare facilities in the foreseeable future. Accordingly, we expect that future results of operations will vary materially from our historical results.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net income for the three months ended June 30, 2005, was $4,379,811 compared to a net loss of $1,069,892 in the three months ended June 30, 2004. We completed our private offering of common equity early in the second quarter of

2004, prior to which we had no revenues and limited operations. At June 30, 2004, we had eight employees, no operating properties and one development property in the early stages of construction. Our activities in the second quarter of 2004 were concentrated in evaluating potential acquisitions and negotiating the purchase of properties. Accordingly, we do not believe that comparison of 2005’s second quarter to the same quarter in 2004 provides significant relevant information about possible future trends or results of operations.
Revenue of $7,241,777 in the three months ended June 30, 2005, was comprised of rents (85%) and fee and interest income from loans (15%). All of this revenue was derived from properties that we acquired since July 1, 2004. During this three month period, we received percentage rents of approximately $604,000. These percentage rents occurred due to an increase in patient census at the Vibra facilities from the first quarter of 2005 to the second quarter. Also, the Desert Valley — Victorville facility, which we acquired on February 28, 2005, provided a full three months of rent revenue. Interest income from loans was affected due to Vibra paying down approximately $7.3 million of principal. Vibra accounted for 87% of our gross revenues during this period. We intend to focus our acquisition efforts to achieve a greater diversity of tenants in the near-term and foreseeable future.
Depreciation and amortization during in the three months ended June 30, 2005, was attributable to properties that we acquired since July 1, 2004.
General and administrative expenses in the three months ended June 30, 2005, which totaled $1,415,067, were comprised primarily of compensation of approximately $1.0 million, with the balance made up primarily of legal, office and other administrative expenses.
Other income of $358,214 in the three months ended June 30, 2005, consisted of interest and dividends, primarily from the temporary investment of the net proceeds of our April 2004 private placement and proceeds from debt.
Interest expense in the three months ended June 30, 2005, was $831,117. Capitalized interest of $608,378 was recorded in the three months, primarily on the West Houston medical office building and community hospital construction projects.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Net income for the six months ended June 30, 2005, was $7,939,745 compared to a net loss of $1,563,618 in the six months ended June 30, 2004.
At June 30, 2004, we had eight employees, no operating properties and one development property in the early stages of construction. Our activities in the first six months of 2004 were primarily evaluating potential acquisitions and negotiating the purchase of properties. Accordingly, we do not believe that comparison of 2005’s second quarter to the same quarter in 2004 provides significant relevant information about possible future trends or results of operations.
Revenue of $13,722,305 in the six months ended June 30, 2005, was comprised of rents (84%) and fee and interest income from loans (16%), all of which was derived from investments made since July 1, 2004. During this six month period, we received percentage rents of approximately $999,000 from Vibra. Our receipt of percentage rents is dependent upon our tenant reaching certain revenue levels, and there is no assurance that our tenant will continue to achieve this revenue level. Our largest tenant, Vibra, accounted for 87% of our revenues during this period. We intend to focus our acquisition efforts to achieve a greater diversity of tenants in the near-term and foreseeable future.
Depreciation and amortization in the six months ended June 30, 2005, was attributable to properties that we acquired since July 1, 2004.
General and administrative expenses in the six months ended June 30, 2005, which totaled $3,165,877, were comprised primarily of compensation of approximately $1.8 million, with the balance made up primarily of legal and other professional fees, occupancy costs for our headquarters office and other administrative expenses.
Other income of $741,986 in the six months ended June 30, 2005, consisted of interest and dividends, primarily from the temporary investment of the net proceeds of our April 2004 private placement and proceeds from long-term debt.

Interest expense in the six months ended in June 30, 2005, was $1,542,266, net of capitalized interest. Capitalized interest of approximately $1,003,779 was recorded in the six months primarily on the West Houston medical office building and community hospital construction projects.
Reconciliation of Non-GAAP Financial Measures
Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. While we believe net income available to common stockholders as defined by generally accepted accounting principles (GAAP) is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with the NAREIT definition. FFO should not be viewed as a substitute measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations.
The following table presents a reconciliation of FFO to net income (loss) for the three and six months ended June 30, 2005 and 2004.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Net income (loss)	$4,379,811	$(1,069,892)	$7,939,745	($1,563,618)
Depreciation and amortization	973,996	—	1,816,403	—

Funds from operations — FFO	$5,353,807	$(1,069,892)	$9,756,148	($1,563,618)

Per diluted share amounts:

Net income (loss)	$.17	$(.04)	$.30	($ .13)
Depreciation and amortization	.04	—	.07	—

Funds from operations — FFO	$.21	$(.04)	$.37	($ .13)

Distribution Policy
We expect to qualify as a REIT for federal income tax purposes and will elect to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders. It is our current intention to comply with these requirements, elect REIT status and maintain such status going forward.
The table below is a summary of our distributions paid or declared in the six months ended June 30, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
March 4, 2005	March 16, 2005	April 15, 2005	$0.11
November 11, 2004	December 16, 2004	January 11, 2005	$0.11
We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise tax on undistributed income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
In addition to changes in interest rates, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $408,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $408,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $40.8 million, the balance at August 19, 2005.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.

Item 4. Controls and Procedures
     We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by the Company in the reports that the Company files with the SEC.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Between April 1, 2005 and June 30, 2005 we awarded 82,000 shares of restricted common stock to certain of our employees. These shares were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder.
(b)
1.      The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was July 7, 2005, and the SEC file number assigned to the registration statement is 333-119957.
2.      The offering commenced as of July 8, 2005.
3.      The offering did not terminate before any securities were sold.

4.	(i)	As of the date of the filing of this report, the offering has terminated and 13,175,023 of the securities registered were sold.

	(ii)	The names of the managing underwriters are Friedman, Billings, Ramsey & Co., Inc. and J. P. Morgan Securities, Inc.

	(iii)	Our common stock, par value $0.001 per share, was the class of securities registered.

	(iv)	We registered 13,175,023 shares of our common stock (which included 1,810,023 shares solely to cover over-allotments), having an aggregate price of the offering amount registered of approximately $138.3 million. In addition, 701,823 shares, having an aggregate offering price of approximately $7.4 million owned by selling stockholders were registered. As of the date of the filing of this report all of the shares registered have been sold.

	(v)	From July 8, 2005 to the filing of this report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled approximately $13.1 million, which consisted of direct payments of $9.7 million in underwriters discount and fees and $3.5 million in other issuance and distribution expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

	(vi)	Our net offering proceeds after deducting our total expenses were approximately $125.2 million.

	(vii)	We contributed the net proceeds of the offering to our Operating Partnership. Our Operating Partnership used the net proceeds from the offering as follows:

· approximately $3.2 million to fund construction and development costs on the North Cypress project;

· approximately $2.2 million to fund construction and development costs on the West Houston community hospital and medical office building project, and;

· approximately $500,000 to temporarily pay down principal on long-term debt.

No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

	(viii)	The uses of proceeds described do not represent a material change in the use of proceeds described in our registration statement.
(c)      Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: August 22, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350