Form 10-Q
period 2005-09-30
MEDICAL PROPERTIES TRUST INC
filed 2005-11-10
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501
BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 9, 2005, the registrant had 39,969,065 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Real estate assets
Land	$13,491,429	$10,670,000
Buildings and improvements	166,572,054	111,387,232
Construction in progress	78,484,104	24,318,098
Intangible lease assets	7,558,712	5,314,963

Gross investment in real estate assets	266,106,299	151,690,293
Accumulated depreciation	(3,969,062)	(1,311,757)
Accumulated amortization	(496,198)	(166,713)

Net investment in real estate assets	261,641,039	150,211,823

Cash and cash equivalents	100,826,702	97,543,677
Interest and rent receivable	1,273,472	419,776
Straight-line rent receivable	9,979,241	3,206,853
Loans receivable	52,895,611	50,224,069
Other assets	4,976,522	4,899,865

Total Assets	$431,592,587	$306,506,063

Liabilities and Stockholders’ Equity
Liabilities
Debt	$40,366,667	$56,000,000
Accounts payable and accrued expenses	11,537,838	10,903,025
Deferred revenue	8,465,676	3,578,229
Obligations to tenants	11,763,064	3,296,365

Total liabilities	72,133,245	73,777,619

Minority interests	2,137,500	1,000,000

Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 39,292,885 shares at September 30, 2005, and 26,082,862 shares at December 31, 2004	39,293	26,083
Additional paid in capital	359,866,949	233,626,690
Accumulated deficit	(2,584,400)	(1,924,329)

Total stockholders’ equity	357,321,842	231,728,444

Total Liabilities and Stockholders’ Equity	$431,592,587	$306,506,063

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rent billed	$5,964,211	$2,874,033	$14,579,588	$2,874,033
Straight-line rent	1,007,062	1,142,186	3,784,801	1,142,186
Interest income from loans	1,233,668	1,022,853	3,562,857	1,022,853

Total revenues	8,204,941	5,039,072	21,927,246	5,039,072
Expenses
Real estate depreciation and amortization	1,170,387	928,356	2,986,790	928,356
General and administrative	1,990,971	1,631,600	5,109,854	3,329,559
Stock-based compensation	555,409	—	602,403	—
Costs of terminated acquisitions	—	14,199	—	350,923

Total operating expenses	3,716,767	2,574,155	8,699,047	4,608,838

Operating income	4,488,174	2,464,917	13,228,199	430,234
Other income (expense)
Interest income	767,917	188,568	1,509,903	667,857
Interest expense	—	(24,547)	(1,542,266)	(32,769)

Net other (expense) income	767,917	164,021	(32,363)	635,088

Net income	$5,256,091	$2,628,938	$13,195,836	$1,065,322

Net income per share, basic	$0.14	$0.10	$0.44	$0.06
Weighted average shares outstanding — basic	37,606,480	26,082,862	29,975,971	17,033,911
Net income per share, diluted	$0.14	$0.10	$0.44	$0.06
Weighted average shares outstanding — diluted	37,654,576	26,085,312	29,999,381	17,035,494
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$13,195,836	$1,065,322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,104,131	934,548
Amortization of deferred financing costs	687,730	—
Straight-line rent revenue	(3,784,801)	(1,142,186)
Share-based payments	684,085	—
Other adjustments	(139,015)	24,500
Increase in:
Interest and rent receivable	(703,903)	(383,413)
Other assets	(1,279,962)	(164,648)
Increase in:
Accounts payable and accrued expenses	3,503,928	1,812,503
Deferred revenue	703,750	—
Obligations to tenants	122,226	—

Net cash provided by operating activities	16,094,005	2,146,626

Investing activities
Real estate acquired	(56,513,944)	(127,372,195)
Principal received on loans receivable	7,725,958	—
Investment in loans receivable	(4,934,772)	(42,317,079)
Construction in progress	(53,834,985)	(15,059,606)
Equipment acquired	(134,638)	(492,762)

Net cash used for investing activities	(107,692,381)	(185,241,642)

Financing activities
Addition to debt	19,000,000	—
Proceeds from loan payable	—	200,000
Payment of loan payable	—	(300,000)
Payments of debt	(34,633,333)	—
Deferred financing and offering costs	(47,103)	(190,245)
Repurchase of deferred stock units	(75,000)	—
Distributions paid	(16,725,022)	—
Proceeds from sale of common shares, net of offering costs	126,224,359	233,703,474
Sale of partnership units	1,137,500	—

Net cash provided by financing activities	94,881,401	233,413,229

Increase in cash and cash equivalents for period	3,283,025	50,318,213
Cash and cash equivalents at beginning of period	97,543,677	100,000

Cash and cash equivalents at end of period	$100,826,702	$50,418,213

Interest paid, including capitalized interest of $1,918,458 in 2005	$2,772,994	$—
Supplemental schedule of non-cash investing activities
Straight-line rent receivables recorded as deferred revenue	3,137,380	—
Real estate and loans receivable recorded as obligations to tenants	8,338,837	3,296,365
Real estate and loans receivable recorded as deferred revenue	1,110,280	2,610,441
Construction and acquisition costs charged to loans and real estate	209,259	—
Supplemental schedule of non-cash financing activities:
Deferred costs charged to proceeds from sale of common stock	$579,975	$—
Distributions declared, unpaid	—	2,608,286
Minority interest granted for contribution of land to development project	—	1,000,000
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation (the Company), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership), was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. The Company presently owns directly all of the limited partnership interests in the Operating Partnership.
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
The Company’s primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. The Company considers this to be a single business segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
On April 7, 2004, the Company completed the sale of 25.6 million shares of common stock in a private placement to qualified institutional buyers and accredited investors. The Company received $233.5 million after deducting offering costs. On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in an initial public offering (IPO) at a price of $10.50 per share. On August 5, 2005, the underwriters purchased an additional 1,810,023 shares at the same offering price, less an underwriting commission of seven percent and expenses, pursuant to their over-allotment option. The proceeds are being used to purchase properties, make mortgage loans, to pay debt and accrued expenses, for working capital, and general corporate purposes. (See Note 7).
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
The Company periodically evaluates all of its transactions and investments to determine if they represent variable interests in a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of

Accounting Research Bulletin No. 51, Consolidated Financial Statements. If the Company determines that it has a variable interest in a variable interest entity, the Company determines if it is the primary beneficiary of the variable interest entity. The Company consolidates each variable interest entity in which the Company, by virtue of its transactions with or investments in the entity, is considered to be the primary beneficiary. The Company re-evaluates its status as primary beneficiary when a variable interest entity or potential variable interest entity has a material change in its variable interests.
Unaudited Interim Consolidated Financial Statements: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Prospectus dated October 20, 2005, and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
3. Real Estate and Lending Activities
In 2004, the Company entered into six leases with Vibra Healthcare, LLC (Vibra) and made loans to Vibra totaling approximately $49.1 million. In February 2005, Vibra paid $7.8 million of principal and interest on two loans from the Company, leaving a $41.4 million loan payable to the Company by Vibra. The Company has no commitments to make additional loans to Vibra.
In February 2005, the Company purchased a general acute care hospital (Victorville) for $28.0 million. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of the hospital, the Company and the seller entered into a 15-year lease of the hospital back to the seller, with renewal options for three additional five year terms.
In June 2005, the Company completed two transactions with the owner of two long-term acute care hospitals. In one transaction, the Company purchased a long-term acute care hospital (Covington) for $11.5 million. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of Covington, the Company and the facility operator entered into a 15-year lease of the hospital, with renewal options for three additional five year terms. In a second transaction, in connection with our proposed acquisition of another long-term acute care hospital (Denham Springs) from an affiliate of the same owner, the Company made a 15-year, interest only mortgage loan of $6.0 million, $500,000 of which was held in escrow pending the resolution of certain environmental issues regarding the facility. In October 2005, these environmental issues were resolved to the Company’s satisfaction. In November 2005, the Company exchanged the mortgage loan for the Denham Springs facility, at which time the escrowed funds were also released. Upon completing the acquisition of Denham Springs, the Company and the facility operator entered into a 15-year lease of the hospital, with renewal options for three additional five year terms.
In June, 2005, the Company purchased a rehabilitation hospital (Vibra-Redding) for $20.75 million from Vibra. The purchase price was paid from loan proceeds and from the proceeds of the Company’s private placement. Upon closing the purchase of Vibra-Redding, the Company and Vibra entered into a 15-year lease of the hospital back to Vibra, with renewal options for three additional five year terms. The lease is cross-defaulted with the Company’s other Vibra leases and the Vibra loan.
In June 2005, the Company entered into a loan with a local operator to fund the construction and development of a community hospital (North Cypress) in Houston, Texas. The total loan commitment is approximately $64.0 million. The Company has the option to purchase North Cypress at the end of construction at which time the Company will enter into a 15-year lease with the operator, with renewal options for three additional five year terms. During the construction phase, the Company also plans to purchase the land, currently being subleased by the Company, on which North Cypress is being built. During the construction period, the Company is accruing interest based on the funded balance during the construction period. The Company will recognize the accrued construction period interest as income over the 15-year term of the lease. The Company has included this transaction in construction in progress in its consolidated balance sheet at September 30, 2005.
In September 2005, the Company began development of a $38.0 million women’s hospital and medical office building in Bucks County, Pennsylvania (Bucks County). The Company has entered into a 15-year lease with the operator, which begins when construction of the hospital is completed, with renewal options for two additional five year terms and a third term ending August 15, 2035. During the construction period, the Company will accrue rent based on the funded balance during the construction period. The Company will recognize the accrued construction period rent as income over the 15-year term of the lease.
In October 2005, the Company began development of a $35.5 million community hospital in Bloomington, Indiana (Monroe County). The Company has entered into a 15-year lease with a local operator, which begins when construction of the hospital is completed, with renewal options for three additional five year terms. During the construction period, the Company will accrue rent based on the funded balance during the construction period. The Company will recognize the accrued construction period rent as income over the 15-year term of the lease.
The Company has recorded the following assets for acquisitions and development projects during the nine month period ending September 30, 2005:

Land	$2,821,429
Buildings	55,184,822
Intangible lease assets	2,243,749
Construction in progress	54,166,006

$114,416,006

4. Debt
At September 30, 2005, the Company had outstanding borrowings of approximately $40.4 million pursuant to a term loan agreement. The loan agreement requires monthly payments based on a 20-year amortization schedule and interest at the one month London Interbank Offered Rate (LIBOR) plus 300 basis points (6.88% at September 30, 2005). The loan is secured by six Vibra facilities, which have a book value of $123.5 million, and requires the Company to meet financial coverage, ratio and total debt covenants typical of such loans.
Maturities of debt at September 30, 2005, for each successive twelve month period are as follows:

2006	$3,750,000
2007	3,750,000
2008	32,866,667

$40,366,667

In October 2005, the Company entered into a Credit Agreement with the same lender that provides for up to $100.0 million in revolving loans to replace the term loan. Borrowings under the agreement are secured by certain of the Company’s real estate assets. The agreement has a four-year term and is payable interest only at a rate equivalent to one month LIBOR plus a spread ranging between 235 and 275 basis points, depending on the Company’s overall leverage ratio. The agreement also requires the Company to pay certain fees and meet financial covenants which are typical of this type of credit agreement. The present availability under the agreement is approximately $62.5 million. The Company may ask to increase the maximum availability under the agreement to $175.0 million, subject to adequate collateral valuation and payment of additional fees.
5. Stock Awards
In February 2005, the Company awarded 7,500 deferred stock units valued at $10.00 per unit to three independent directors. The total value of $75,000 was recorded as additional paid-in-capital in the consolidated balance sheet and as an expense in the consolidated income statement on the date of the awards. The Company also awarded 60,000 stock options to the same directors, of which one-third vested immediately, one-third vest one year from the date of grant, and one-third vest two years from the date of grant. In October 2005, the Company awarded 10,000 deferred stock units valued at $9.68 per unit to the five independent directors. The Company follows Accounting Principles

Board (APB) Opinion No. 25 and related Interpretations to account for stock options. In accordance with APB No. 25, no compensation expense has been recorded for the stock options. Stock option expense that would be recorded based on the options’ fair value at the time of issuance would not be material to the consolidated income statements.
In April 2005, the Company awarded to employees 82,000 shares of restricted common stock valued at $10.00 per share. Fifty-two thousand of these shares vest over a period of five years beginning one year from the date of the Company’s IPO (July 7, 2005). Thirty thousand of these shares vest quarterly over a three-year period beginning September 30, 2005. In August 2005, the Company awarded to officers and directors 490,680 shares of restricted common stock valued at $10.00 per share. These shares vest quarterly over a three-year period beginning September 30, 2005. In the three and nine month periods ended September 30, 2005, the Company recorded $555,000 and $604,000, respectively, of non-cash compensation expense for these restricted shares. The Company is recording the expense over the vesting periods using the straight-line method.
6. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share – assuming dilution for the three months and nine months ended September 2005 and 2004, respectively :

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Weighted average number of shares issued and outstanding	37,593,311	26,082,862	29,961,841	17,033,911
Vested deferred stock units	13,169	—	14,130	—

Weighted average shares — basic	37,606,480	26,082,862	29,975,971	17,033,911
Common stock warrants and options	48,096	2,450	23,410	1,583

Weighted average shares — diluted	37,654,576	26,085,312	29,999,381	17,035,494

7. Initial Public Offering and Issuance of Common Stock
On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in its IPO at a price of $10.50 per share, less underwriters’ discount and expenses. On August 5, 2005, the underwriters exercised their option to purchase up to an additional 1,810,023 shares at the same offering price, less underwriters’ discount and expenses. Net proceeds from the IPO and exercise of the over-allotment option are as follows:

Gross proceeds	$138,337,742
Underwriters’ commission	(9,851,291)
Expenses	(3,167,567)

Net proceeds	$125,318,884

In July 2005, a third party exercised a warrant for 35,000 shares of common stock from which the Company received proceeds of $325,500.
8. Commitments and Contingencies
In June 2005, the Company entered into ground leases on two tracts of land for its North Cypress development project. Under the ground lease covering the larger tract, the Company has the right to purchase the land during the construction phase, and currently intends to exercise its purchase rights. Under the ground lease covering the smaller tract, the Company may terminate the lease when certain specified improvements are made to the larger land tract. The Company currently intends to make such improvements during the construction phase of the project. The ground leases are for 99 years and require payments of approximately $502,000 during each of the first five years of the leases. The Company is subleasing the land to the tenant in an amount and for a term equal to the lease payments which the Company makes to the owners of the land.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in the Company’s Prospectus dated October 20, 2005, filed with the Securities and Exchange Commission (SEC) pursuant to rule 424(b) under the Securities Act of 1933, as amended.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Prospectus dated October 20, 2005, filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Such factors include, among others, the following:
•	National and local economic, business, real estate and other market conditions;

•	The competitive environment in which the Company operates;

•	The execution of the Company’s business plan;

•	Financing risks;

•	Acquisition and development risks;

•	Potential environmental and other liabilities;

•	Other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	Our ability to attain and maintain our status as a REIT for federal and state income tax purposes;

•	Our ability to attract and retain qualified personnel; and,

•	Federal and state healthcare regulatory requirements.
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms of at least 10 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include annual contractual rate increases that in the current market range from 1.5% to 3.0%. Our existing portfolio escalators range from 2.0% to 2.5%. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility.
We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators secured by their real estate assets. We selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities. For purpose of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, we conduct business operations in one segment.
At September 30, 2005, we owned nine operating healthcare facilities and held a mortgage loan secured by another. In addition, we were in the process of developing four additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 13 facilities we owned and the one facility on which we had made a mortgage loan were in nine states, had a carrying cost of approximately $267.6 million and comprised approximately 62.0% of our total assets. Our acquisition and other loans of approximately $46.9 million represented approximately 10.9% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets. We also had cash and temporary investments of approximately $100.8 million that represented approximately 23.4% of our assets. Subsequent to September 30, 2005, we used $25.7 million of cash to pay down debt and approximately $13.8 million for development expenditures. We expect to use a significant amount of additional cash to acquire properties in the fourth quarter of 2005 and the first quarter of 2006, after which we intend to utilize borrowings under our existing revolving credit facility and construction loan for additional acquisitions and development expenditures.
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
Key factors that we consider in underwriting prospective tenants and in monitoring the performance of existing tenants include the following:
•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and at each facility;

•	the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ profitability.
Certain business factors, in addition to those described above that directly affect our tenants, will likely materially influence our future results of operations. These factors include:
•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	unforeseen changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates, and;

•	competition from other financing sources.
At November 8, 2005, we had 18 employees. Over the next 12 months, we expect to add five to 10 additional employees as we acquire new properties and manage our existing properties and loans.
CRITICAL ACCOUNTING POLICIES
In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values and periodic depreciation of our real estate assets, stock compensation expense, and the effects of any derivative and hedging activities will have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We intend to rely on our experience, collect historical data and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates will include the following:
Revenue Recognition. Our revenues, which are comprised largely of rental income, include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since some of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, straight-line rent that we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease.
Accordingly, our management must determine, in its judgment, to what extent the straight-line rent receivable applicable to each specific tenant is collectible. We review each tenant’s straight-line rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the facility is located. In the event that the collectibility of straight-line rent with respect to any given tenant is in doubt, we are required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity. At that time, we stop accruing additional straight-line rent income.
Our development projects normally allow for us to earn what we term “construction period rent”. Construction period rent accrues to us during the construction period based on the funds which we invest in the facility. During the construction period, the unfinished facility does not generate any earnings for the lessee/operator which can be used to pay us for our funds used to build the facility. In such cases, the lessee/operator pays the accumulated construction period rent over the term of the lease beginning when the lessee/operator takes physical possession of the facility. We record the accrued construction period rent as deferred revenue during the construction period, and recognize earned revenue as the construction period rent is paid to us by the lessee/operator.
We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally secured by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees. As with straight-line rent receivables, our management must also periodically evaluate loans to determine what amounts may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the loan to its estimated net receivable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.
Investments in Real Estate. We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
We have adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that the operations related to facilities that have been sold, or that we intend to sell, be presented as discontinued operations in the statement of operations for all periods presented, and facilities we intend to sell be designated as “held for sale” on our balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a facility, we review the recoverability of the facility’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.
Purchase Price Allocation. We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because our strategy to a large degree involves the origination of long term lease arrangements at market rates, we do not expect the above-market and below-market in-place lease values to be significant for many of our anticipated transactions.
We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from three to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets to be acquired, if any, is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.
We amortize the value of in-place leases to expense over the initial term of the respective leases, which range primarily from 10 to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
Accounting for Derivative Financial Investments and Hedging Activities. We expect to account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We expect to formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We plan to review periodically the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges, if any, will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, which we expect to affect the Company primarily in the form of interest rate risk or variability of interest rates, are considered fair value hedges under SFAS No. 133. We are not currently a party to any derivatives contracts.
Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46, which is termed FIN 46(R). FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than voting rights, guidance on how to determine which business enterprise should consolidate such an entity, and guidance on when it should do so. This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. An entity meeting either of these two criteria is a variable interest entity, or VIE. A VIE must be consolidated by any entity which is the primary beneficiary of the VIE. If an entity is not the primary beneficiary of the VIE, the VIE is not consolidated. We periodically evaluate the terms of our relationships with our tenants and borrowers to determine whether we are the primary beneficiary and would therefore be required to consolidate any tenants or borrowers that are VIEs. Our evaluations of our transactions indicate that we have loans receivable from two entities which we classify as VIEs. However, because we are not the primary beneficiary of these VIEs, we do not consolidate these entities in our financial statements.
Stock-Based Compensation. We currently apply the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. In this regard, we anticipate that a substantial portion of our options will be granted to individuals who are our officers or directors. Accordingly, because the grants are expected to be at exercise prices that represent fair value of the stock at the date of grant, we do not currently record any expense related to the issuance of these options under the intrinsic value method. If the actual terms vary from the expected, the impact to our compensation expense could differ.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. The impact of SFAS No. 123(R) will also be affected by the types of stock-based awards that our board of directors chooses to grant. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required, which primarily applies to stock options granted at the then current market price per share of stock. Our existing equity incentive plan allows for stock-based awards to be in the form of options, restricted stock, restricted stock units and deferred stock units. Currently, we expect that our board of directors will make awards in the form of restricted stock, restricted stock units and deferred stock units. The SEC has ruled that both SFAS No. 123 and SFAS 123(R) are acceptable GAAP until SFAS No. 123(R) becomes effective for our annual and interim periods beginning January 1, 2006. However, we have elected to continue following the guidelines of SFAS No. 123 to account for our awards of restricted stock. During the three and nine month periods ended September 30, 2005, we recorded $555,409 and $602,403 of expense for restricted shares issued to employees, officers and directors.
LIQUIDITY AND CAPITAL RESOURCES
As of November 7, after the loan transactions described below, we have approximately $63.0 million in cash and temporary liquid investments. In October 2005, we entered into a four-year $100.0 million secured revolving credit facility, using proceeds to replace our existing $75.0 million term loan, which had a balance of approximately $40.0 million. We subsequently paid the revolving facility down to its $15.0 million minimum balance. The loan is secured by a collateral pool comprised of several of our properties. The six properties currently in the collateral pool provide available borrowing capacity of approximately $62.5 million. We believe we have sufficient value in our other properties to increase the availability under the credit facility to its present maximum of $100.0 million. Under the terms of the credit agreement, we may increase the maximum commitment to $175.0 million subject to adequate collateral valuation and payment of customary commitment fees. In addition to availability under the revolving credit facility, we have approximately $43.0 million available under a construction/term facility with a bank.
At September 30, 2005, we had remaining commitments to complete the funding of four development projects aggregating approximately $123.5 million as described below (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment
North Cypress community hospital	$64.0	$12.2	$51.8
West Houston community hospital and medical office building	64.0	54.2	9.8
Bucks County women’s hospital and medical office building	38.0	11.4	26.6
Monroe County community hospital	35.5	0.2	35.3

Total	$201.5	$78.0	$123.5

We also have commitments of approximately $55.0 million to purchase two existing healthcare facilities. Although these commitments are not binding on us and closing of the transactions is subject to certain conditions, we expect to acquire these two facilities during the fourth quarter of 2005. In addition, based on our assessment of ongoing negotiations regarding other healthcare facilities, we expect to make approximately $50.0 million in additional healthcare real estate investments during the fourth quarter of 2005 or shortly thereafter. These possible transactions are subject to various contingencies that must be satisfied before definitive agreements are executed. Accordingly, there is no assurance that these transactions will be consummated.
We believe that our existing cash and temporary investments, funds available under our existing loan agreements and cash flow from operations will be sufficient for us to complete the acquisitions and developments described above, provide for working capital, and make distributions to our stockholders. We also believe that additional capital resources will be available to us to continue to execute our business plan of increasing our healthcare real estate assets. We expect these resources will include various types of additional debt, including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.
Financing Activities
In the first nine months of 2005, we raised $126.2 million, net of offering costs and expenses, from our IPO. We also borrowed an additional $19.0 million on our term loan, for a total of $75.0 million of loan proceeds on the term loan, and subsequently repaid the term loan with proceeds from our recently executed $100.0 million secured revolving credit facility. The facility, and our expectations concerning future financing activities are further described above under Liquidity and Capital Resources. We also sold $1.1 million in limited partnership units in our West Houston medical office building partnership (a subsidiary of our Operating Partnership). Our sale of such interests in certain of our healthcare facilities is based on a strategy of encouraging physicians and other parties to locate their practices in or near our healthcare facilities; we do not consider this strategy integral to our capital raising process.
Investing Activities
In the first nine months of 2005, we made investments in four existing healthcare facilities with an aggregate investment value of $66.3 million, and net cash outlays of $61.4 million, after subtracting contingent payments and facility improvement reserves, and including a $6.0 million first mortgage loan that was converted to a sale-leaseback arrangement subsequent to September 30, 2005. We also invested $53.8 million in our development projects. In February 2005, Vibra reduced the principal amount of its loans by $7.7 million. Our expectations about future investing activities are described above under Liquidity and Capital Resources.

Results of Operations
Our historical operations are generated substantially by investments we have made since we completed our private offering and raised approximately $233.5 million in common equity in the second quarter of 2004 and since we completed our IPO and raised approximately $125.6 million in common equity in the third quarter of 2005. We also are in the process of developing additional healthcare facilities that have not yet begun generating revenue, and we expect to acquire additional existing healthcare facilities in the foreseeable future. Accordingly, we expect that future results of operations will vary materially from our historical results.
Three months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net income for the three months ended September 30, 2005, was $5,256,091 compared to net income of $2,628,938 for the three months ended September 30, 2004, a 99.9% increase. We completed our private offering of common equity early in the second quarter of 2004, prior to which we had no revenues and limited operations. At September 30, 2004, we had six operating properties, one development property in the early stages of construction and 10 employees. At September 30, 2005, we had nine operating properties, three development properties (the Monroe County development project commenced in October, 2005), and 17 employees.
A comparison of revenues for the three month periods ended September 30, 2005 and 2004, is as follows:

	2005		2004		Change
Base rents	$5,320,454	64.8%	$2,874,033	57.0%	$2,446,421
Straight-line rents	1,007,062	12.3%	1,142,186	22.7%	(135,124)
Percentage rents	643,757	7.8%	—	—	643,757
Interest from loans	1,218,785	14.9%	1,022,853	20.3%	195,932
Fee income	14,883	0.2%	—	—	14,883

Total revenue	$8,204,941	100.0%	$5,039,072	100.0%	$3,165,869

Revenue of $8,204,941 in the three months ended September 30, 2005, was comprised of rents (85.0%) and interest and fee income from loans (15.0%). All of this revenue was derived from properties that we have acquired since July 1, 2004. During the three month period ended September 30, 2005, we received percentage rents of approximately $644,000 from Vibra pursuant to provisions in our leases that did not become effective until January 2005. Also, the Desert Valley – Victorville, Vibra –Redding and Gulf States — Covington facilities, which we acquired in the first six months of 2005, provided three months of base rent revenue as compared to no revenue in 2004. Straight-line rents decreased by approximately $135,000 in the three months ended September 30, 2005 compared to the same period of 2005 as a result of scheduled base rent increases related to six Vibra properties. Interest income from loans in the three months ended September 30, 2005 compared to the same period in 2004 increased due to the Denham Springs mortgage loan, which originated in the second quarter of 2005. Vibra accounted for 83.8% and 100.0% of our gross revenues during the three months ended September 30, 2005 and 2004, respectively. The relative size of our Vibra revenue decreased as a result of our diversification of tenants and will continue to decrease as we acquire additional properties and lease them to other tenants.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions, completion of projects currently under development, and lease rate escalations that will become effective on January 1, 2006. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification. Of the expected rental and other revenue increases, none other than a 2.5% increase in Vibra’s rental rate is expected from Vibra.
Depreciation and amortization during the three months ended September 30, 2005, was $1,170,387, compared to $928,356, during the three months ended September 30, 2004, a 26.1% increase. All of the increased depreciation and amortization is related to property acquisitions. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses in the three months ended September 30, 2005 and 2004 totaled $1,990,971, and $1,631,600, respectively, an increase of 22.0%. The increase is due primarily to an increase in general office expenses as the number of employees increased from ten to 17 since September 30, 2004. We do not expect our general and administrative expense to increase commensurate with our asset growth. All of our leases are structured as net leases, such that we are not responsible for property management or maintenance. Accordingly, we believe that subsequent to our adding five to ten employees over the next 12 months, we will have sufficient human resources to sustain substantial additional asset growth. During the three months ended September 30, 2005, we also recorded $555,409 of share based compensation expense related to restricted shares granted to employees, officers and directors during the second and third quarters of 2005.
Interest income (other than from loans) for the three months ended September 30, 2005 and 2004, totaled $767,917 and $188,568, respectively. Interest income increased primarily due to higher cash balances in the three months ended September 30, 2005, as a result of temporary investment of proceeds from our IPO which closed in July, 2005, and the underwriters’ exercise of their over-allotment option in August, 2005. We expect earnings on our temporary investments to decline substantially as we invest these proceeds in real estate and other assets
We recorded no interest expense in the three months ended September 30, 2005, because the capitalized cost of our developments exceeded our outstanding loan balances during the period. Capitalized interest was approximately $915,000 during the three months ended September 30, 2005.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Net income for the nine months ended September 30, 2005, was $13,195,836 compared to net income of $1,065,322 for the nine months ended September 30, 2004.
A comparison of revenues for the nine month periods ended September 30, 2005 and 2004, is as follows:

	2005		2004		Change
Base rents	$12,936,876	59.0%	$2,874,033	57.0%	$10,062,843
Straight-line rents	3,784,801	17.3%	1,142,186	22.7%	2,642,615
Percentage rents	1,642,712	7.5%	—	—	1,642,712
Interest from loans	3,463,894	15.8%	1,022,853	20.3%	2,441,041
Fee income	98,963	0.4%	—	—	98,963

Total revenue	$21,927,246	100.0%	$5,039,072	100.0%	$16,888,174

Revenue of $21,927,246 in the nine months ended September 30, 2005, was comprised of rents (83.8%) and interest and fee income from loans (16.2%). All of this revenue was derived from properties that we have acquired since July 1, 2004. Our base and straight-line rents increased in 2005 due to owning the initial six Vibra properties for a full nine months of 2005, plus the addition of the three new facilities in 2005. During the nine month period ended September 30, 2005, we received percentage rents of approximately $1.6 million. Pursuant to our lease terms with Vibra, we were not eligible to receive percentage rent in 2004 . Interest income from loans in the nine month period ended September 30, 2005, increased based on the timing and amount of Vibra loan advances and repayments in 2004 and 2005, and on the origination of the Denham Springs loan in 2005. Vibra accounted for 88.4% and 100.0% of our gross revenues during the nine months ended September 30, 2005 and 2004, respectively. See the discussion of future expected results under the three month comparison above.
Depreciation and amortization during the nine months ended September 30, 2005, was $2,986,790, compared to $928,356, during the nine months ended September 30, 2004. All of the increased depreciation and amortization is related to property acquisitions. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the nine months ended September 30, 2005, and 2004 totaled $5,109,854, and $3,329,559, respectively, an increase of 53.5%. The increase is due primarily to an increase in general office and compensation expenses as the number of employees has increased from ten to 17 since September 30, 2004. See the discussion of future expected results under the three month comparison above. During the nine months ended September 30, 2005, we also recorded $602,403 of share based compensation expense as a result of restricted shares granted to employees, officers and directors during the second and third quarters of 2005.
Interest income (other than from loans) for the nine months ended September 30, 2005, and 2004, totaled $1,509,903 and $667,857, respectively. Interest income increased due to the amount of offering proceeds temporarily invested in short term, cash equivalent instruments and to higher interest rates in 2005.
Reconciliation of Non-GAAP Financial Measures
Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. While we believe net income available to common stockholders, as defined by generally accepted accounting principles (GAAP), is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
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
The following table presents a reconciliation of FFO to net income for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$5,256,091	$2,628,938	$13,195,836	$1,065,322
Depreciation and amortization	1,170,387	928,356	2,986,790	928,356

Funds from operations — FFO	$6,426,478	$3,557,294	$16,182,626	$1,993,678

Per diluted share amounts:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Net income	$.14	$.10	$.44	$.06
Depreciation and amortization	.03	.04	.10	.06

Funds from operations — FFO	$.17	$.14	$.54	$.12

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders. It is our current intention to comply with these requirements and maintain such status going forward.
The table below is a summary of our distributions paid or declared in the nine months ended September 30, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11
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
In addition to changes in interest rates, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be reflected also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $150,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $150,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $15.0 million, the balance at November 7, 2005.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)
1.	The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was July 7, 2005, and the SEC file number assigned to the registration statement is 333-119957.

2.	The offering commenced as of July 8, 2005.

3.	The offering did not terminate before any securities were sold.

4.	(i)	As of the date of the filing of this report, the offering has terminated and 13,175,023 of the securities registered were sold.
(ii)	The names of the managing underwriters are Friedman, Billings, Ramsey & Co., Inc. and J. P. Morgan Securities, Inc.

(iii)	Our common stock, par value $0.001 per share, was the class of securities registered.

(iv)	We registered 13,175,023 shares of our common stock (which included 1,810,023 shares solely to cover over-allotments), having an aggregate offering price of approximately $138.3 million. In addition, 701,823 shares, having an aggregate offering price of approximately $7.4 million owned by selling stockholders were registered. As of the date of the filing of this report all of the shares registered have been sold.

(v)	From July 8, 2005 to the filing of this report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled approximately $13.0 million, which consisted of direct payments of $9.8 million in underwriters discount and fees and $3.2 million in other issuance and distribution expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(vi)	Our net offering proceeds after deducting our total expenses were approximately $125.3 million.

(vii)	We contributed the net proceeds of the offering to our Operating Partnership. Our Operating Partnership used the net proceeds from the offering as follows:
•	approximately $9.7 million to fund construction and development costs on the North Cypress project;

•	approximately $6.5 million to fund construction and development costs on the Monroe project;

•	approximately $8.5 million to fund construction and development costs on the Bucks County project;

•	approximately $10.6 million to fund loans and construction and development costs on the West Houston community hospital and medical office building project; and,

•	approximately $30.2 million to temporarily pay down principal on debt.
No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
(viii)	The uses of proceeds described do not represent a material change in the use of proceeds described in our registration statement. We have used proceeds to temporarily pay down debt and thereby reduce our interest expense. However, we expect to draw back down on that debt within the next twelve months and apply the proceeds towards those uses described in our registration statement.
(c)	Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1	Articles of Amendment to Second Amended and Restated Articles of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

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
Date: November 10, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Articles of Amendment to Second Amended and Restated Articles of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350