Form 10-K
period 2005-12-31
MEDICAL PROPERTIES TRUST INC
filed 2006-03-31
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32559

Medical Properties Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-0191742
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 Urban Center Drive, Suite 501 Birmingham, AL (Address of Principal Executive Offices)	35242 (Zip Code)

(205) 969-3755
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant as of March 24, 2006 was approximately $416,572,666. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 24, 2006, 40,055,064 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop net-leased facilities;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases;

•	our ability to use effectively the proceeds of our initial public offering;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to compete in the marketplace;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and “Our Business”.

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and development of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

When we use the words “believe,” “expect,” “may,” “potential,” “anticipate,” “estimate,” “plan,” “will,” “could,” “intend” or similar expressions, we are identifying forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

(i)

PART I

ITEM 1.	Business

Overview

We are a self-advised real estate investment trust that acquires, develops, leases and makes other investments in healthcare facilities providing state-of-the-art healthcare services. We lease our facilities to healthcare operators pursuant to long-term net-leases, which require the tenant to bear most of the costs associated with the property. We also make long-term, interest only mortgage loans to healthcare operators, and from time to time, we also make operating, working capital and acquisition loans to our tenants.

We were formed as a Maryland corporation on August 27, 2003 to succeed to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed by one of our founders in December 2002. We conduct substantially all of our business through our wholly-owned subsidiaries, MPT Operating Partnership, L.P., MPT Development Services, Inc, and MPT Finance Company LLC. References in this Annual Report on Form 10-K to “we,” “us,” and “our” include Medical Properties Trust, Inc. and our wholly-owned subsidiaries.

In April 2004 we completed a private placement of 25,600,000 shares of common stock at an offering price of $10.00 per share. The total net proceeds to us, after deducting fees and expenses of the offering, were approximately $233.5 million. Until that time, our founders (Edward K. Aldag, Jr., William G. McKenzie, Emmett E. McLean and R. Steven Hamner) personally funded the cash requirements necessary to create a pipeline of potential acquisitions and to prepare MPT for its private offering. Between April 2004 and June 2005, we invested and committed to invest approximately $468 million in healthcare assets.

On July 13, 2005, we completed an initial public offering of 12,066,823 shares of common stock, priced at $10.50 per share. Of these shares of common stock, 701,823 shares were sold by selling stockholders (none of which were founders or officers of the Company) and 11,365,000 shares were sold by us. On August 5, 2005, the underwriters exercised an option to purchase an additional 1,810,023 shares of common stock to cover over-allotments. In total, we raised net proceeds of approximately $125.7 million pursuant to the offering after deducting the underwriting discount and offering expenses. As of December 31, 2005, we used net proceeds from the private and initial public offerings, together with borrowed funds, to invest and commit to invest a total of approximately $563 million in healthcare assets.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, is considered a single reportable segment as further discussed in our Consolidated Financial Statements, Note 2 —  Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report on Form 10-K. All of our investments are located in the United States, and we do not expect to invest in non-U.S. markets in the foreseeable future.

Portfolio of Properties

As of December 31, 2005, we owned 14 facilities which were being operated by four tenants; we had three facilities that were under development and leased to three additional tenants; and we had a mortgage loan to another operator.

Outlook and Strategy

We believe that the United States healthcare delivery system is becoming decentralized and is evolving away from the traditional “one stop,” large-scale acute care hospital. We believe that these changes are the results of a number of trends, including increasing specialization and technological innovation and the desire of both physicians and patients to utilize more convenient facilities. We also believe that demographic trends in the United States, including in particular an aging population, will result in continued growth in the demand for healthcare services, which in turn will lead to an increasing need for a greater supply of modern healthcare facilities. In response to these trends, we believe that healthcare operators increasingly prefer to conserve their capital for investment in operations and new technologies rather than investing in real estate and, therefore, increasingly prefer to lease, rather than own, their facilities.

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net-leases. Alternatively, we have structured certain of our investments as long-term, interest only mortgage loans to healthcare operators, and we may make similar investments in the future. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include:

•	Rehabilitation Hospitals: Rehabilitation hospitals provide inpatient and outpatient rehabilitation services for patients recovering from multiple traumatic injuries, organ transplants, amputations, cardiovascular surgery, strokes, and complex neurological, orthopedic, and other conditions. In addition to Medicare certified rehabilitation beds, rehabilitation hospitals may also operate Medicare certified skilled nursing, psychiatric, long-term, or acute care beds. These hospitals are often the best medical alternative to traditional acute care hospitals where under the Medicare prospective payment system there is pressure to discharge patients after relatively short stays.

•	Long-Term Acute Care Hospitals: Long-term acute care hospitals focus on extended hospital care, generally at least 25 days, for the medically-complex patient. Long-term acute care hospitals have arisen from a need to provide care to patients in acute care settings, including daily physician observation and treatment, before they are able to move to a rehabilitation hospital or return home. These facilities are reimbursed in a manner more appropriate for a longer length of stay than is typical for an acute care hospital.

•	Regional and Community Hospitals: We define regional and community hospitals as general medical/surgical hospitals whose practicing physicians generally serve a market specific area, whether urban, suburban or rural. We intend to limit our ownership of these facilities to those with market, ownership, competitive and technological characteristics that provide barriers to entry for potential competitors.

•	Women’s and Children’s Hospitals: These hospitals serve the specialized areas of obstetrics and gynecology, other women’s healthcare needs, neonatology and pediatrics. We anticipate substantial development of facilities designed to meet the needs of women and children and their physicians as a result of the decentralization and specialization trends described above.

•	Ambulatory Surgery Centers: Ambulatory surgery centers are freestanding facilities designed to allow patients to have outpatient surgery, spend a short time recovering at the center, then return home to complete their recoveries. Ambulatory surgery centers offer a lower cost alternative to general hospitals for many surgical procedures in an environment that is more convenient for both patients and physicians. Outpatient procedures commonly performed include those related to gastrointestinal, general surgery, plastic surgery, ear, nose and throat/audiology, as well as orthopedics and sports medicine.

•	Other Single-Discipline Facilities: The decentralization and specialization trends in the healthcare industry are also creating demands and opportunities for physicians to practice in hospital facilities in which the design, layout and medical equipment are specifically developed, and healthcare professional staff are educated, for medical specialties. These facilities include heart hospitals, ophthalmology centers, orthopedic hospitals and cancer centers.

•	Medical Office Buildings: Medical office buildings are office and clinic facilities occupied and used by physicians and other healthcare providers in the provision of outpatient healthcare services to their patients. The medical office buildings that we target generally are or will be master-leased and adjacent to or integrated with our other targeted healthcare facilities.

•	Skilled Nursing Facilities: Skilled nursing facilities are healthcare facilities that generally provide more comprehensive services than assisted living or residential care homes. They are primarily engaged in providing skilled nursing care for patients who require medical or nursing care or rehabilitation services. Typically these services involve managing complex and serious medical problems such as wound care, coma care or intravenous therapy. They offer both short and long-term care options for patients with serious illness and medical conditions. Skilled nursing facilities also provide rehabilitation services that are typically utilized on a short-term basis after hospitalization for injury or illness.

Our Leases

The leases for our facilities are “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate taxes, ground lease rent and the costs of capital expenditures, repairs and maintenance. Our leases also provide that our tenants will indemnify us for environmental liabilities. Our current leases range from 10 to 15 years and provide for annual rent escalation and, in some cases percentage rent.

Significant Tenants

We have leases with seven hospital operating companies (including the three properties currently under development) covering 17 facilities and we have one mortgage loan to another hospital operating company. Vibra Healthcare, LLC (“Vibra”) has leases on seven of our facilities that represent 50% of the original total cost of our operating facilities and mortgage loan as of December 31, 2005. Total revenue from Vibra in 2005, including rent, percentage rent and interest on our acquisition loan to Vibra was approximately $26.2 million, or 83% of total revenue in 2005. We expect that the percentage of revenue we earn from Vibra in 2006 will be substantially less than that in 2005 because we expect Vibra’s interest and percentage rent to decline as the acquisition loan is repaid and because our recent and anticipated near-term future acquisitions and investments do not include transactions with Vibra.

Notwithstanding our plans to reduce the percentage of our revenue earned from Vibra, its financial performance and resulting ability to satisfy its lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We discuss the risks related to our Vibra relationship in Item 1.A of this Annual Report on Form 10-K — Risk Factors.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by such parties in connection with the actual or threatened contamination, including substances currently unknown, that may have been released on the real estate. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable might be able to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. Investigation, clean-up and monitoring costs may be substantial and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property. In addition, if hazardous substances are located on or released from our properties, we could incur substantial liabilities through a private party personal injury claim, a property damage claim by an adjacent property owner, or claims by a governmental entity or others for other damages, such as natural resource damages. This liability may be imposed under environmental laws or common-law principles.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Government entities can assess significant fines for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws and regulations may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real property for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any facility acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

While we may purchase many of our facilities on an “as is” basis, we intend for all of our purchase contracts to contain an environmental contingency clause, which permits us to reject a facility because of any environmental hazard at the facility.

Competition

We compete in acquiring and developing facilities with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase or develop facilities;

•	many of our competitors have greater financial and operational resources than we have; and

•	our competitors or other entities may determine to pursue a strategy similar to ours.

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facilities from time to time.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect our operations and those of our tenants. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their lease obligations. Physician investment in us or in our facilities also will be subject to such laws and regulations. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations.

Anti-Kickback Statute.  42 U.S.C. §1320a-7b(b), or the Anti-Kickback Statute, prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration directly or indirectly in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime and is punishable by criminal fines of up to $25,000 per violation, five years imprisonment or both. Violations may also result in civil sanctions, including civil penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

The Anti-Kickback Statute defines the term “remuneration” very broadly and, accordingly, local physician investment in our facilities could trigger scrutiny of our lease arrangements under the Anti-Kickback Statute. In addition to certain statutory exceptions, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. These include a safe harbor for space rental arrangements which protects payments made by a tenant to a landlord under a lease arrangement meeting certain conditions. We intend to use our commercially reasonable efforts to structure lease arrangements involving facilities in which local physicians are investors and tenants so as to satisfy, or meet as closely as possible, the conditions for the safe harbor for space rental. We cannot assure you, however, that we will meet all the conditions for the safe harbor, and it is unlikely that we will meet all conditions for the safe harbor in those instances in which percentage rent is contemplated and we have physician investors. In addition, federal regulations require that our tenants with purchase options pay fair market value purchase prices for facilities in which we have physician investment. We intend our lease agreement purchase option prices to be fair market value; however, we cannot assure you that all of our purchase options will be at fair market value. Any purchase not at fair market value may present risks of challenge from healthcare regulatory authorities. The fact that a particular arrangement does not fall within a statutory exception or safe harbor does not mean that the arrangement violates the Anti-Kickback Statute. The statutory exception and Safe Harbor Regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. The implication of the Anti-Kickback Statute could limit our ability to include local physicians as investors or tenants or restrict the types of leases into which we may enter if we wish to include such physicians as investors having direct or indirect ownership interests in our facilities.

Federal Physician Self-Referral Statute.  Any physicians investing in our company or its subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. §1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services” paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Financial relationships are defined very broadly to include relationships between a physician and an entity in which the physician or the physician’s family member has (i) a direct or indirect ownership or investment interest that exists in the entity through equity, debt or other means and includes an interest in an entity that holds a direct or indirect ownership or investment interest in any entity providing designated health services; or (ii) a direct or indirect compensation arrangement with the entity.

The Stark Law as originally enacted in 1989 only applied to referrals for clinical laboratory tests reimbursable by Medicare. However, the law was amended in 1993 and 1994 and, effective January 1, 1995, became applicable to referrals for an expanded list of designated health services reimbursable under Medicare or Medicaid.

The Stark Law specifies a number of substantial sanctions that may be imposed upon violators. Payment is to be denied for Medicare claims related to designated health services referred in violation of the Stark Law. Further, any amounts collected from individual patients or third-party payors for such designated health services must be refunded on a timely basis. A person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is also subject to civil monetary penalties of up to $15,000 per claim, civil money penalties of up to $100,000 per arrangement and possibly even exclusion from participation in the Medicare and Medicaid programs.

Final regulations applicable only to physician referrals for clinical laboratory services were published in August 1995. A proposed rule applicable to physician referrals for all designated health services was published in January 1998. In January 2001, CMS published the “Phase I” final rule, which finalized a significant portion of the 1998 proposed rule. On March 26, 2004, CMS issued the second phase of its final regulations addressing physician referrals to entities with which they have a financial relationship (the “Phase II” rule). The Phase II rule addresses and interprets a number of exceptions for ownership and compensation arrangements involving physicians, including the exceptions for space and equipment rentals and the exception for indirect compensation arrangements. The Phase II rule also includes exceptions for physician ownership and investment, including physician ownership of rural providers and hospitals. The new regulation revised the hospital ownership exception to reflect the 18-month moratorium that began December 8, 2003 on physician ownership or investment in specialty hospitals, which was enacted in Section 507 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Phase II rule became effective on July 26, 2004. The moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005 (the “DRA”) which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or six months after enactment of the DRA.

In those cases where physicians invest in our subsidiaries or our facilities, we intend to fashion our lease arrangements with healthcare providers to meet the applicable indirect compensation exceptions under the Stark Law, however, no assurance can be given that our leases will satisfy these Stark Law exception requirements. Unlike the Anti-Kickback Statute Safe Harbor Regulations, a financial arrangement which implicates the Stark Law must meet the requirements of an applicable exception to avoid a violation of the Stark Law. This may lead to obstacles in permitting local physicians to invest in our facilities or restrict the types of lease arrangements we may enter into if we wish to include such physicians as investors.

State Self-Referral Laws.  In addition to the Anti-Kickback Statute and the Stark Law, state anti-kickback and self-referral laws could limit physician ownership or investment in us, restrict the types of leases we may enter into if such physician investment is permitted or require physician disclosure of our ownership or financial interest to patients prior to referrals.

Recent Regulatory and Legislative Developments.  The DRA was signed by President Bush on February 8, 2006, and is expected to reduce Medicare spending by $6.0 billion over the next five years and cut Medicaid spending by $5.0 billion over the same time frame. A clerical error during the legislative process, however, raises some concerns over the validity of the DRA because the United States House of Representatives never voted on the version approved by the Senate and ultimately signed by the President. Legal challenges may arise as a result of this technicality, challenging the DRA. Nonetheless, CMS has already begun implementing portions of the DRA. Medicare Part A pays for hospital inpatient operating and capital related costs associated with acute care hospital inpatient stays on a prospective basis. Pursuant to this inpatient prospective payment system, or IPPS, CMS categorizes each patient case according to a list of diagnosis-related groups, or DRGs. Each DRG has an assigned payment that is based upon the expected amount of hospital resources necessary to treat a patient in that DRG. On August 12, 2005, CMS published a Final Rule for IPPS for fiscal year 2006. The Final Rule includes a 3.7% increase in payment rates, a number of changes to the DRGs and enhancements to the voluntary quality reporting program. Hospitals are required to submit certain clinical data on ten quality measures in order to receive full payment for fiscal year 2006. CMS expects aggregate payments to IPPS hospitals to increase by $3.3 billion over the previous year.

On August 1, 2003, CMS published the fiscal year 2004 Final Rule for inpatient rehabilitation facilities, or IRFs. Under the Final Rule, all IRFs have received an increase in their prospective payment system rate for fiscal year 2004 due to an across the board 3.2% IRF market basket increase. On August 15, 2005, CMS published the fiscal year 2006 Final Rule for inpatient rehabilitation facilities, or IRFs. The Final Rule adopts a number of refinements to the IRF prospective payment system, including an across-the-board 1.9% decrease in the standard payment amount based on evidence that coding increases instead of increases in patient acuity have led to increased payments to IRFs. The Final Rule also includes a 3.6% market basket increase and increases from 19.1% to 21.3% the payment rate adjustment for IRFs located in rural areas. Further, the Final Rule reduces the outlier threshold for cases with unusually high costs from $11,211 to $5,132. In addition, the Final Rule contains policy changes including the adoption of new labor market area definitions which are based on the new Core Based Statistical Areas announced by the Office of Management and Budget, or OMB, late in 2000. These increases are expected to benefit those tenants of ours who operate IRFs. These increases benefit those tenants of ours who operate IRFs.

On May 7, 2004, CMS issued a Final Rule to revise the classification criterion, commonly known as the “75 percent rule,” used to classify a hospital or hospital unit as an IRF. The compliance threshold is used to distinguish an IRF from an acute care hospital for purposes of payment under the Medicare IRF prospective payment system. The Final Rule implements a three-year period to analyze claims and patient assessment data to determine whether CMS will continue to use a compliance threshold that is lower than 75% or not. For cost reporting periods beginning on or after July 1, 2004, and before July 1, 2005, the compliance threshold will be 50% of the IRF’s total patient population. The compliance threshold will increase to 60% of the IRF’s total patient population for cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006, to 65% for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007, and to 75% for cost reporting periods after July 1, 2007. The Deficit Reduction Act of 2005 extends the phase-in period of the “75 percent rule” for one additional year. The 60% threshold remains in effect until June 30, 2007. In fiscal year 2007, the threshold is 65% and beginning in fiscal year 2008, the threshold is 75%.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Act, which contains sweeping changes to the federal health insurance program for the elderly and disabled. The Act includes provisions affecting program payment for inpatient and outpatient hospital services. In total, the Congressional Budget Office estimates that hospitals will receive $24.8 billion over ten years in additional funding due to the Act.

Rural hospitals, which may include regional or community hospitals, one of our targeted types of facilities, will benefit most from the reimbursement changes in the Act. Some examples of these reimbursement changes include (i) providing that payment for all hospitals, regardless of geographic location, will be based on the same, higher standardized amount which was previously available only for hospitals located in large urban areas, (ii) reducing the labor share of the standardized amount from 71% to 62% for hospitals with an applicable wage index of less than 1.0, (iii) giving hospitals the ability to seek a higher wage index based on the number of hospital employees who take employment out of the county in which the hospital is located with an employer in a neighboring county with a higher wage index, and (iv) improving critical access hospital program conditions of participation requirements and reimbursement. Medicare disproportionate share hospital, or DSH, payment adjustments for hospitals that are not large urban or large rural hospitals will be calculated using the DSH formula for large urban hospitals, up to a 12% cap in 2004 for all hospitals other than rural referral centers, which are not subject to the cap. The Act provides that sole community hospitals, as defined in 42 U.S.C. § 1395 ww(d)(5)(D)(iii), located in rural areas, rural hospitals with 100 or fewer beds, and certain cancer and children’s hospitals shall receive Transitional Outpatient Payments, or TOPs, such that these facilities will be paid as much under the Medicare outpatient prospective payment system, or OPPS, as they were paid prior to implementation of OPPS. As of January 1, 2004 all TOPs for community mental health centers and all other hospitals were otherwise discontinued. The “hold harmless” TOPs provided for under the Act will continue for qualifying rural hospitals for services furnished through December 31, 2005 and for sole community hospitals for cost reporting periods beginning on or after January 1, 2004 and ending on December 31, 2005. Hold harmless TOPs payments continue permanently for cancer and children’s hospitals.

The Act also requires CMS to provide supplemental payments to acute care hospitals that are located more than 25 road miles from another acute care hospital and have low inpatient volumes, defined to include fewer than 800 discharges per fiscal year, effective on or after October 1, 2004. Total supplemental payments may not exceed 25% of the otherwise applicable prospective payment rate.

Finally, the Act assures inpatient hospitals that submit certain quality measure data a full inflation update equal to the hospital market basket percentage increase for fiscal years 2005 through 2007. The market basket percentage increase refers to the anticipated rate of inflation for goods and services used by hospitals in providing services to Medicare patients. For fiscal year 2005, the market basket percentage increase for hospitals paid under the inpatient prospective payment system is 3.3%. For those inpatient hospitals that do not submit such quality data, the Act provides for an update of market basket minus 0.4 percentage points. The DRA expands the provision of the Act tying inpatient reimbursement to hospitals’ reporting on certain quality measures. Hospitals not submitting the data will not receive the full market basket update. The DRA requires the Secretary of Health and Human Services to add other quality measures to be reported on by hospitals. Beginning in fiscal year 2007, the market basket updates for hospitals that fail to provide the quality data will be reduced by 2%.

The Act also imposed an 18 month moratorium limiting the availability of the “whole hospital exception,” or Whole Hospital Exception, under the Stark Law for specialty hospitals and prohibited physicians investing in rural specialty hospitals from invoking an alternative Stark Law exception for physician ownership or investment in rural providers. The moratorium began upon enactment of the Act and expired June 8, 2005. Under the Whole Hospital Exception, the Stark Law permits a physician to refer a Medicare or Medicaid patient to a hospital in which the physician has an ownership or investment interest so long as the physician maintains staff privileges at the hospital and the physician’s ownership or investment interest is in the hospital as a whole, rather than a subdivision of the facility. Following expiration of the moratorium, CMS issued a statement that it will not issue provider agreements for new specialty hospitals or authorize initial state surveys of new specialty hospitals while it undertakes a review of its procedures for enrolling such facilities in the Medicare program. CMS anticipates completing this review by January 2006. The suspension on enrollment does not apply to specialty hospitals that submitted enrollment applications prior to June 9, 2005 or requested an advisory opinion about the applicability of the moratorium.

The moratorium imposed by the Act expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the DRA which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or six months after enactment of the DRA.

Any acquisition or development of specialty hospitals must comply with the current application and interpretation of the Stark Law. CMS may clarify or modify its definition of specialty hospital, which may result in physicians who own interests in our tenants being forced to divest their ownership or the enrollment of the hospital for participation in the Medicare Program may be delayed. Although the specialty hospital moratorium under the Act limited, and the proposed Budget Reconciliation Conference Agreement would have limited physician ownership or investment in “specialty hospitals” as defined by CMS, they do not limit a physician’s ability to hold an ownership or investment interest in facilities which may be leased to hospital operators or other healthcare providers, assuming the lease arrangement conforms to the requirements of an applicable exception under the Stark Law. We intend to structure all of our leases, including leases containing percentage rent arrangements, to comply with applicable exceptions under the Stark Law and to comply with the Anti-Kickback Statute. We believe that strong arguments can be made that percentage rent arrangements, when structured properly, should be permissible under the Stark Law and the Anti-Kickback Statute; however, these laws are subject to continued regulatory interpretation and there can be no assurance that such arrangements will continue to be permissible. Accordingly, although we do not currently have any percentage rent arrangements where physicians own an interest in our facilities, we may be prohibited from entering into percentage rent arrangements in the future where physicians own an interest in our facilities. In the event we enter into such arrangements at some point in the future and later find the arrangements no longer comply with the Stark Law or Anti-Kickback Statute, we or our tenants may be subject to penalties under the statutes.

The California Department of Health Services recently adopted regulations, codified as Sections 70217, 70225 and 70455 of Title 22 of the California Code of Regulations, or CCR, which establish minimum, specific, numerical licensed nurse-to-patient ratios for specified units of general acute care hospitals. These regulations are effective January 1, 2004. The minimum staffing ratios set forth in 22 CCR 70217(a) co-exist with existing regulations requiring that hospitals have a patient classification system in place. 22 CCR, 70053.2 and 70217. The licensed nurse-to-patient ratios constitute the minimum number of registered nurses, licensed vocational nurses, and, in the case of psychiatric units, licensed psychiatric technicians, who shall be assigned to direct patient care and represent the maximum number of patients that can be assigned to one licensed nurse at any one time. Over the past several years many hospitals have, in response to managed care reimbursement contracts, cut costs by reducing their licensed nursing staff. The California Legislature responded to this trend by requiring a minimum number of licensed nurses at the bedside. Due to this new regulatory requirement, any acute care facilities we target for acquisition or development in California may be required to increase their licensed nursing staff or decrease their admittance rates as a result. Governor Schwarzenegger issued two emergency regulations in an attempt to suspend the ratios in emergency rooms and delay for three years staffing requirements in general medical units. However, this action was appealed and on June 7, 2005, the Superior Court overturned the two emergency regulations. The Schwarzenegger administration appealed that ruling; however, the Governor withdrew the appeal in November 2005.

On May 7, 2004, CMS issued a Final Rule to update the annual payment rates for the Medicare prospective payment system for services provided by long term care hospitals. The rule increased the Medicare payment rate for long-term care hospitals by 3.1% starting July 1, 2004. On May 6, 2005, CMS issued a Final Rule to update the annual payment rates for 2006. Beginning July 1, 2005, the Medicare payment rate for long-term care hospitals will increase by 3.4% for patient discharges through June 30, 2006. Medicare expects aggregate payment to these hospitals to increase by $169 million during the 2006 long-term care hospital rate year compared with the 2005 rate year. Long-term care hospitals, one of the types of facilities we are targeting, are defined generally as hospitals that have an average Medicare inpatient length of stay greater than 25 days. In addition, the final rule contains policy changes including the adoption of new labor market area definitions for long-term care hospitals which are based on the new Core Based Statistical Areas announced by the Office of Management and Budget, or OMB, late in 2000. On January 27, 2006, CMS published a proposed rule provides for no increase in the Medicare payment rates for long-term care hospitals for patient discharges between July 1, 2006 and June 30, 2007. CMS is also proposing to adopt the Rehabilitation, Psychiatric and Long-Term Care (“RPL”) market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the long-term care hospital prospective payment rate. The RPL market basket is based on the operating and capital costs of inpatient rehabilitation facilities, inpatient psychiatric facilities, and long-term care hospitals. CMS is also proposing to revise the labor-related share based on the RPL market basket from 72.855% (based on the excluded hospital with capital market basket) to 75.923%. CMS is accepting comments on the proposed rule until March 20, 2006. We do not know whether the proposed rule will be adopted without change.

The Balanced Budget Act of 1997, or BBA, mandated implementation of a prospective payment system for skilled nursing facilities. Under this prospective payment system, and for cost reporting periods beginning on or after July 1, 1998, skilled nursing facilities are paid a prospective payment rate adjusted for case mix and geographic variation in wages formulated to cover all costs, including routine, ancillary and capital costs. In 1999 and 2000 the BBA was refined to provide for, among other revisions, a 20% add-on for 12 high acuity non-therapy Resource Utilization Grouping categories, or RUG categories, and a 6.7% add-on for all 14 rehabilitation RUG categories. These categories may expire when CMS releases its refinements to the current RUG payment system. On August 4, 2005, CMS published a Final Rule updating skilled nursing facility payment rates for fiscal year 2006. The Final Rule eliminates the temporary add-on payments that Congress directed in the Balanced Budget Refinement Act of 1999 and introduces nine (9) new payment categories. The Final Rule also permanently increases rates for all RUGs to reflect variations in non-therapy ancillary costs. Further, fiscal year 2006 payment rates include a market basket update increase of 3.1%, a slight increase over what had been anticipated in the Proposed Rule. In addition, the Final Rule contains policy changes including the adoption of new labor market area definitions which are based on the new Core Based Statistical Areas announced by the Office of Management and Budget, or OMB, late in 2000. The Deficit Reduction Act of 2005 reduces payments to skilled nursing faculties for certain bad debt attributable to Medicare coinsurance for beneficiaries who are not dual eligibles.

Beginning January 1, 2007, the Deficit Reduction Act of 2005 caps payment rates for services provided in ambulatory surgery centers at the amounts paid for the same services in hospital outpatient departments under the OPPS. This provision is effective until the Secretary of Health and Human Services establishes a revised payment system for ambulatory surgery centers as required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

In addition to the legislation and regulations discussed above, on January 12, 2005, the Medicare Payment Advisory Committee, or MedPAC, made extensive recommendations to Congress and the Secretary of HHS including proposing revisions to DRG payments to more fully capture differences in severity of illnesses in an attempt to more equally pay for care provided at general acute care hospitals as compared to specialty hospitals.

Furthermore, MedPAC made significant recommendations regarding paying healthcare providers relative to their performance and to the outcomes of the care they provided. MedPAC recommendations have historically provided strong indications regarding future directions of both the regulatory and legislative process.

Insurance

We have purchased general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases with tenants also require the tenants to carry general liability, professional liability, all risks, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We expect that the policy specifications and insured limits will be appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Employees

We employ 19 full-time employees and one part-time employee as of March 15, 2006. We anticipate hiring approximately four to six additional full-time employees during the next 12 months, commensurate with our growth. We believe that our relations with our employees are good. None of our employees is a member of any union.

ITEM 1.A.	Risk Factors

Risks Relating to Our Business and Growth Strategy

We were formed in August 2003 and have a limited operating history; our management has a limited history of operating a REIT and a public company and may therefore have difficulty in successfully and profitably operating our business.

We have only recently been organized and have a limited operating history. We are subject to the risks generally associated with the formation of any new business, including unproven business models, untested plans, uncertain market acceptance and competition with established businesses. Our management has limited experience in operating a REIT and a public company. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

We may not be successful in deploying the net proceeds of our initial public offering for their intended uses as quickly as we intend or at all, which could harm our cash flow and ability to make distributions to our stockholders.

Upon completion of our initial public offering, we experienced a capital infusion from the net offering proceeds, which we have used or intend to use to develop additional net-leased facilities and to make a loan to an affiliate of one of our prospective tenants. If we are unable to use the net proceeds in this manner, we will have no specific designated use for a substantial portion of the net proceeds from our initial public offering. In that case, or in the event we allocate a portion of the net proceeds to other uses during the pendency of the developments, you would be unable to evaluate the manner in which we invest the net proceeds or the economic merits of the assets acquired with the proceeds. We may not be able to invest this capital on acceptable terms or timeframes, or at all, which may harm our cash flow and ability to make distributions to our stockholders.

We may be unable to acquire or develop any of the facilities we have identified as potential candidates for acquisition or development, which could harm our future operating results and adversely affect our ability to make distributions to our stockholders.

We have identified numerous other facilities that we believe would be suitable candidates for acquisition or development; however, we cannot assure you that we will be successful in completing the acquisition or development of any of these facilities. Consummation of any of these acquisitions or developments is subject to, among other things, the willingness of the parties to proceed with a contemplated transaction, negotiation of mutually acceptable definitive agreements, satisfactory completion of due diligence and satisfaction of customary closing conditions. If we are unsuccessful in completing the acquisition or development of additional facilities in the future, our future operating results will not meet expectations and our ability to make distributions to our stockholders will be adversely affected.

We expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to integrate the net-leased facilities we have acquired and are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

We are currently experiencing a period of rapid growth. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to integrate and manage the facilities we have acquired and are developing and those that we may acquire or develop. Our failure to successfully integrate and manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

We may be unable to access capital, which would slow our growth.

Our business plan contemplates growth through acquisitions and developments of facilities. As a REIT, we are required to make cash distributions which reduces our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financings and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, there will be times when we will have limited access to capital from the equity and debt markets. During such periods, virtually all of our available capital will be required to meet existing commitments and to reduce existing debt. We may not be able to obtain additional equity or debt capital or dispose of assets, on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties on a competitive basis or to meet our obligations. Our ability to grow through acquisitions and developments will be limited if we are unable to obtain debt or equity financing, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for rent may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities. Accordingly, we rely almost exclusively on rent payments from our tenants for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of any facility, or the financial condition of any tenant or a guarantor, could have a material adverse effect on our ability to collect rent payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent to us. Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases with that tenant and enforce the payment obligations under the lease. However, we then would be required to find another tenant-operator.

The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect the timing of and our ability to make distributions to our stockholders.

Failure by our tenants or other parties to whom we make loans to repay loans currently outstanding or loans we are obligated to make, or to pay us commitment or other fees that they are obligated to pay, in an aggregate amount of approximately $152.7 million, would have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

In connection with the acquisition of the Vibra Facilities, our taxable REIT subsidiary made a secured loan to Vibra of approximately $41.4 million to acquire the operations at the Vibra Facilities. Payment of this loan is secured by pledges of equity interests in Vibra and its subsidiaries that are tenants of ours. All leases and other agreements between us, or our affiliates, on the one hand, and the tenant and Mr. Hollinger, or their affiliates, on the other hand, including leases for the Vibra Facilities, the lease for the facility located in Redding, California, or the Redding Facility, and the Vibra loan, are cross-defaulted. If Vibra defaulted on this loan, our primary recourse would be to foreclose on the equity interests in Vibra and its affiliates. This recourse may be impractical because of limitations imposed by the REIT tax rules on our ability to own these interests. Failure to adhere to these limitations could cause us to lose our REIT status. We have obtained guaranty agreements for the Vibra loan from Mr. Hollinger, Vibra Management, LLC and The Hollinger Group that obligate them to make loan payments in the event that Vibra fails to do so. However, we do not believe that these parties have sufficient financial resources to satisfy a material portion of the loan obligations. Mr. Hollinger’s guaranty is limited to $5.0 million and Vibra Management, LLC and The Hollinger Group do not have substantial assets. Vibra has entered into a $20.0 million credit facility with Merrill Lynch, and that loan is secured by an interest in Vibra’s receivables. There was approximately $10.2 million outstanding under the facility on December 31, 2005. Our loan is subordinate to Merrill Lynch with respect to Vibra’s receivables.

We have also agreed to make a working capital loan to Stealth, L.P., or Stealth, of up to $1.62 million. Stealth has borrowed $1.62 million under this loan as of March 24, 2006. Stealth also owes us commitment and other fees of approximately $1.1 million. Payment of these fees and loan amounts is unsecured. We have also agreed to make a construction loan to North Cypress Medical Center Operating Company, Ltd., or North Cypress, for approximately $64.0 million to fund the construction of a community hospital in Houston, Texas, secured by the hospital improvements, $18.7 million of which has been loaned to North Cypress as of March 24, 2006. Bucks County Oncoplastic Institute, LLC, or BCO, owes us commitment and other fees of $420,000. BCO also owes us approximately $4.0 million in connection with a loan we made to BCO, the loan proceeds of which we have retained in a separate bank account as security for BCO’s loan repayment obligations and its obligations under the lease for the facility we are developing in Bensalem, Pennsylvania, or the Bucks County Facility. Monroe Hospital LLC, or Monroe Hospital, owes us commitment and other fees of approximately $232,500.

On December 23, 2005, we made a $40.0 million mortgage loan to Alliance Hospital, Ltd., or Alliance. As security for Alliance’s obligations under the mortgage loan, all principal, base interest and additional interest on the first $30.0 million of the loan amount is guaranteed on a pro rata basis by the shareholders of SRI-SAI Enterprises, Inc., the general partner of Alliance, until such time as Alliance meets certain financial conditions. Additionally, we have received a first mortgage on the facility and a first or second priority security interest in all of Alliance’s personal property other than accounts receivable, along with other security. We are dependent upon the ability of Vibra, Stealth, North Cypress, BCO, Monroe Hospital and Alliance to repay these loans and fees, and their failure to meet these obligations would have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

Accounting rules may require consolidation of entities in which we invest and other adjustments to our financial statements.

The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities. FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. FIN 46 applies immediately to variable interest entities created after

January 31, 2003. Under certain circumstances, generally accepted accounting principles may require us to account for loans to thinly capitalized companies such as Vibra as equity investments. The resulting accounting treatment of certain income and expense items may adversely affect our results of operations, and consolidation of balance sheet amounts may adversely affect any loan covenants.

The bankruptcy or insolvency of our tenants under our leases could seriously harm our operating results and financial condition.

Five of our tenants, North Cypress, Stealth, BCO, Monroe Hospital and Vibra are, and some of our prospective tenants may be, newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

Our facilities and properties under development are currently leased to only eight tenants, five of which were recently organized and have limited or no operating histories, and failure of any of these tenants and the guarantors of their leases to meet their obligations to us would have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

Our existing facilities and the properties we have under development are currently leased to Vibra, Prime Healthcare Services, Inc., or Prime, Gulf States, North Cypress, BCO, Monroe Hospital and Stealth or their subsidiaries or affiliates. If any of our tenants were to experience financial difficulties, the tenant may not be able to pay its rent. Vibra, North Cypress, BCO, Monroe Hospital and Stealth were recently organized and have limited or no operating histories.

Our business is highly competitive and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others:

•	private investors;

•	healthcare providers, including physicians;

•	other REITs;

•	real estate partnerships;

•	financial institutions; and

•	local developers.

Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue and earnings growth and financial return could be materially adversely affected. Certain of our facilities and additional facilities we may acquire or develop will face competition from other nearby facilities that provide services comparable to those offered at our facilities and additional facilities we may acquire or develop. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities and additional facilities we may acquire or develop. In addition, competing healthcare facilities located in the areas served by our facilities and additional facilities we may acquire or develop may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our rental revenues.

Our use of debt financing will subject us to significant risks, including refinancing risk and the risk of insufficient cash available for distribution to our stockholders.

Our charter and other organizational documents do not limit the amount of debt we may incur. We have targeted our debt level at up to approximately 50-60% of our aggregate facility acquisition and development costs. However, we may modify our target debt level at any time without stockholder or board of director approval. In October 2005 we entered into a $100.0 million credit agreement with Merrill Lynch Capital, the principal amount of which may be increased to $175.0 million at our request. We have also entered into construction loan agreements with Colonial Bank pursuant to which we can borrow up to $43.4 million. As of March 24, 2006, we have $71.9 million of long-term debt outstanding. We may borrow from other lenders in the future, or we may issue corporate debt securities in public or private offerings.

We anticipate that much of our debt will be non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance then-existing debt or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of March 24, 2006, we had approximately $71.9 million in variable interest rate debt. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect results of operations and our ability to make distributions to our stockholders.

Most of our current tenants have, and prospective tenants may have, an option to purchase the facilities we lease to them which could disrupt our operations.

Most of our current tenants have, and some prospective tenants will have, the option to purchase the facilities we lease to them. All of our arrangements which provide or will provide tenants the option to purchase the facilities we lease to them are subject to regulatory requirements that such purchases be at fair market value. We cannot assure you that the formulas we have developed for setting the purchase price will yield a fair market value purchase price. Any purchase not at fair market value may present risks of challenge from healthcare regulatory authorities.

In the event our tenants and prospective tenants determine to purchase the facilities they lease either during the lease term or after their expiration, the timing of those purchases will be outside of our control and we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turn-over of our facilities could materially adversely affect our ability to execute our business plan and our results of operations.

Property owned in limited liability companies and partnerships in which we are not the sole equity holder may limit our ability to act exclusively in our interests.

We own, and in the future expect to own, interests in our facilities through wholly or majority owned subsidiaries of our operating partnership. We may offer limited liability company and limited partnership interests to tenants, subtenants and physicians in the future. Investments in partnerships, limited liability companies or other entities with co-owners may, under certain circumstances, involve risks not present were a co-owner not involved, including the possibility that partners or other co-owners might become bankrupt or fail to fund their share of required capital contributions. Partners or other co-owners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have potential risks pertaining to healthcare regulatory compliance, particularly when partners or other co-owners are physicians, and of impasses on major decisions, such as sales or mergers, because neither we nor our partners or other co-owners would have full control over the partnership, limited liability company or other entity. Disputes between us and our partners or other co-owners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with our partners or other co-owners might result in subjecting facilities owned by the partnership, limited liability company or other entity to additional risk. In addition, we may in certain circumstances be liable for the actions of our partners or other co-owners. The occurrence of any of the foregoing events could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, U.S. military action and the public’s reaction to the threat of terrorism or military action could adversely affect our results of operations and the market on which our common stock will trade.

There may be future terrorist threats or attacks against the United States or U.S. businesses. These attacks may directly impact the value of our facilities through damage, destruction, loss or increased security costs. Losses due to wars or terrorist attacks may be uninsurable, or insurance may not be available at a reasonable price. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies.

Risks Relating to Real Estate Investments

Our real estate investments are and will continue to be concentrated in net-leased healthcare facilities, making us more vulnerable economically than if our investments were more diversified.

We have acquired and are developing and expect to continue acquiring and developing net-leased healthcare facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest in net-leased healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

Our net-leased facilities and targeted net-leased facilities may not have efficient alternative uses, which could impede our ability to find replacement tenants in the event of termination or default under our leases.

All of the facilities in our current portfolio are and all of the facilities we expect to acquire or develop in the future will be net-leased healthcare facilities. If we or our tenants terminate the leases for these facilities or if these tenants lose their regulatory authority to operate these facilities, we may not be able to locate suitable replacement tenants to lease the facilities for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the facilities to other uses. Any loss of revenues or additional capital expenditures occurring as a result could have a material adverse effect on our financial condition and results of operations and could hinder our ability to meet debt service obligations or make distributions to our stockholders.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our facilities and harm our financial condition.

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our facilities in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any facility that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Development and construction risks could adversely affect our ability to make distributions to our stockholders.

We are developing a women’s hospital and integrated medical office building in Bensalem, Pennsylvania, developing a community hospital in Bloomington, Indiana and financing the development of a community hospital in Houston, Texas. We expect to develop additional facilities in the future. Our development and related construction activities may subject us to the following risks:

•	we may have to compete for suitable development sites;

•	our ability to complete construction is dependent on there being no title, environmental or other legal proceedings arising during construction;

•	we may be subject to delays due to weather conditions, strikes and other contingencies beyond our control;

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy healthcare regulatory and other required governmental permits and authorizations, which could result in increased costs, delays in construction, or our abandonment of these projects;

•	we may incur construction costs for a facility which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate; and

•	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities.

We expect to fund our development projects over time. Additionally, the time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund distributions. We cannot assure you that we will complete our current construction projects on time or within budget or that future development projects will not be subject to delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

Our facilities may not achieve expected results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results and our ability to make the distributions to our stockholders required to maintain our REIT status.

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire and develop facilities will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that future acquisitions and developments will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income, excluding net capital gain, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow would likely be curtailed, amounts available for distribution to stockholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

Newly-developed or newly-renovated facilities do not have the operating history that would allow our management to make objective pricing decisions in acquiring these facilities (including facilities that may be acquired from certain of our executive officers, directors and their affiliates). The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

We have purchased general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases generally require our tenants to carry general liability, professional liability, loss of earnings, all risk, and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, that may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment.

Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to make distributions to stockholders.

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants, could have a material adverse effect on our financial condition and results of operations and could adversely effect our ability to make distributions to our stockholders.

All of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make expected distributions to our stockholders could be adversely affected.

Our performance and the price of our common stock will be affected by risks associated with the real estate industry.

Factors that may adversely affect the economic performance and price of our common stock include:

•	changes in the national, regional and local economic climate, including but not limited to changes in interest rates;

•	local conditions such as an oversupply of, or a reduction in demand for, rehabilitation hospitals, long-term acute care hospitals, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities.

•	attractiveness of our facilities to healthcare providers and other types of tenants; and

•	competition from other rehabilitation hospitals, long-term acute care facilities, medical office buildings, outpatient treatment facilities, ambulatory surgery centers and specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities.

As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained on all facilities we have acquired and are developing and intend to obtain on all future facilities we acquire Phase I environmental assessments. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental liabilities may exist of which we are unaware.

Although the leases for our facilities generally require our tenants to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any violation of environmental laws could have a material adverse affect on us. In addition, environmental and occupational health and safety laws constantly are evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

Costs associated with complying with the Americans with Disabilities Act of 1993 may adversely affect our financial condition and operating results.

Under the Americans with Disabilities Act of 1993, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While our facilities are generally in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act of 1993 could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the facilities, including changes to building codes and fire and life-safety codes, may occur. If we are required to make substantial modifications at our facilities to comply with the Americans with Disabilities Act of 1993 or other changes in governmental rules and regulations, this may have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

Our facilities may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our facilities could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected facilities or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease and may limit our use of the facility.

We have acquired interests in two of our facilities, at least in part, and one facility under development, by acquiring leasehold interests in the land on which the facility is or the facility under development will be located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities. Our current ground lease in Marlton, New Jersey limits use of the property to operation of a 76 bed rehabilitation hospital. Our current ground lease for the Redding Facility limits use of the property to operation of a hospital offering the following services: skilled nursing; physical rehabilitation; occupational therapy; speech pathology; social services; assisted living; day health programs; long-term acute care services; psychiatric services; geriatric clinic services; outpatient services related to the foregoing service categories; and other post-acute services. These restrictions and any similar future restrictions in ground leases will limit our flexibility in renting the facility and may impede our ability to sell the property.

Risks Relating to the Healthcare Industry

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment of or transfers of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with such laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect new tenants ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make lease and loan payments to us.

The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, the Balanced Budget Act of 1997 strengthened the federal anti-fraud and abuse laws to provide for stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. In addition, legislation has been adopted at both state and federal levels which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest. It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referrals, will continue in future years and could adversely affect our prospective tenants and their operations, and in turn their ability to make lease and loan payments to us.

Vibra has accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Vibra and other new-operator tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the federal Ethics in Patient Referrals Act of 1989, or Stark Law, and regulations adopted thereunder, if our lease arrangements do not satisfy the requirements of an applicable exception, that noncompliance could adversely affect the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors and subject us and our tenants to fines, which could impact their ability to make lease and loan payments to us. On March 26, 2004, CMS issued Phase II final rules under the Stark Law, which, together with the 2001 Phase I final rules, set forth CMS’ current interpretation and application of the Stark Law prohibition on referrals of designated health services, or DHS. These rules provide us additional guidance on application of the Stark Law through the implementation of “bright-line” tests, including additional regulations regarding the indirect compensation exception, but do not eliminate the risk that our lease arrangements and business strategy of physician investment may violate the Stark Law. Finally, the Phase II rules implemented an 18-month moratorium on physician ownership or investment in specialty hospitals imposed by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005 (the “DRA”) which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or 6 months after enactment of the DRA. We intend to use our good faith efforts to structure our lease arrangements to comply with these laws; however, if we are unable to do so, this failure may restrict our ability to permit physician investment or, where such physicians do participate, may restrict the types of lease arrangements into which we may enter, including our ability to enter into percentage rent arrangements.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain healthcare facilities in which we invest may also be subject to state laws which require regulatory approval in the form of a certificate of need prior to initiation of certain projects, including, but not limited to, the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services and certain capital expenditures. State certificate of need laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state certificate of need laws on our development of facilities or the operations of our tenants.

In addition, certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. Finally, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly decrease.

Risks Relating to Our Organization and Structure

Maryland law, our charter and our bylaws contain provisions which may prevent or deter changes in management and third-party acquisition proposals that you may believe to be in your best interest, depress our stock price or cause dilution.

Our charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions and reduce the value of our stock.  To qualify as a REIT under the Revenue Code of 1986, as amended (the Code), no more than 50% in value of our outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year, other than our first REIT taxable year. Our charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including our common stock. Generally, common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of our common stock.

Our charter and bylaws contain provisions that may impede third-party acquisition proposals that may be in your best interests.  Our charter and bylaws also provide that our directors may only be removed by the affirmative vote of the holders of two-thirds of our stock, that stockholders are required to give us advance notice of director nominations and new business to be conducted at our annual meetings of stockholders and that special meetings of stockholders can only be called by our president, our board of directors or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.

We depend on the services of Edward K. Aldag, Jr., William G. McKenzie, Emmett E. McLean, R. Steven Hamner and Michael G. Stewart to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or are developing. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

We may experience conflicts of interest with our officers and directors, which could result in our officers and directors acting other than in our best interest.

Our officers and directors may have conflicts of interest in connection with their duties to us and the limited partners of our operating partnership and with allocation of their time between our business and affairs and their other business interests. In addition, from time to time, we may acquire or develop facilities in transactions involving prospective tenants in which our directors or officers have an interest. In transactions of this nature, there will be conflicts between our interests and the interests of the director or officer involved, and that director or officer may be in a position to influence the terms of those transactions.

In the event we purchase properties from executive officers or directors in exchange for units of limited partnership in our operating partnership, the interests of those persons with the interests of the company may conflict. Where a unitholder has unrealized gains associated with his limited partnership interests in our operating partnership, these holders may incur adverse tax consequences in the event of a sale or refinancing of those properties. Therefore the interest of these executive officers or directors of our company could be different from the interests of the company in connection with the disposition or refinancing of a property. Conflicts of interest with our officers and directors could result in our officers and directors acting other than in our best interest.

The vice chairman of our board of directors, William G. McKenzie, has other business interests that may hinder his ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

Our employment agreement with the vice chairman of our board of directors, Mr. McKenzie, permits him to continue to own, operate and control facilities that he owned as of the date of his employment agreement and requires that he only provide a limited amount of his time per month to our company. In addition, the terms of Mr. McKenzie’s employment agreement permit him to compete against us with respect to these previously owned healthcare facilities.

Our UPREIT structure may result in conflicts of interest between our stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may in the future issue limited partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the general partner of our operating partnership, we have fiduciary duties to the limited partners of our operating partnership that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in your best interest.

Tax Risks Associated With Our Status as a REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common stock.

We believe that we qualify as a REIT for federal income tax purposes and have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

As a result of all these factors, a failure to achieve or a loss or revocation of our REIT status could have a material adverse effect on our financial condition and results of operations and would adversely affect the value of our common stock.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (1) 85% of our ordinary income for that year; (2) 95% of our capital gain net income for that year; and (3) 100% of our undistributed taxable income from prior years.

We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow to pay distributions to our stockholders and the limited partners of our operating partnership. Any funds that we borrow would subject us to interest rate and other market risks.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Overall, no more than 20% of the value of our assets may consist of securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. Further, a taxable REIT subsidiary may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Thus, compliance with the REIT requirements may limit our flexibility in executing our business plan.

Our loan to Vibra could be recharacterized as equity, in which case our rental income from Vibra would not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition of the Vibra Facilities, our taxable REIT subsidiary made a loan to Vibra in an aggregate amount of approximately $41.4 million to acquire the operations at the Vibra Facilities. Our taxable REIT subsidiary also made a loan of approximately $6.2 million to Vibra and its subsidiaries for working capital purposes, which has been paid in full. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiary bears interest at an annual rate of 9.25%.

The Internal Revenue Service, or IRS, may take the position that the loans to Vibra should be treated as equity interests in Vibra rather than debt, and that our rental income from Vibra should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat the loans to Vibra as equity interests in Vibra, Vibra would be a “related party tenant” with respect to our company and the rent that we receive from Vibra would not be qualifying income for purposes of the REIT gross income tests. As a result, we could lose our REIT status. In addition, if the IRS were to successfully treat the loans to Vibra as interests held by our operating partnership rather than by our taxable REIT subsidiary and to treat the loans as other than straight debt, we would fail the 10% asset test with respect to such interests and, as a result, could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

ITEM 2.	Properties

At December 31, 2005, our portfolio consisted of 14 properties with an aggregate of approximately one million square feet and 1,030 licensed beds. We also own three land parcels containing three buildings in various stages of completion that we believe can support up to approximately 432,000 square feet and 128 licensed beds.

	Total	Percentage of	Total
State	Revenue	Total Revenue	Investment

California	$9,701,292	30.7%	$116,196,486
Colorado	2,175,235	6.9%	8,491,481
Kentucky	6,876,806	21.8%	38,211,658
Louisiana	1,169,679	3.7%	17,534,836
Massachusetts	4,386,374	13.9%	22,077,847
New Jersey	6,043,017	19.2%	32,267,622
Texas	1,196,796	3.8%	56,409,377

	$31,549,199	100.0%	$291,189,307

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

Community Hospital	4	434,247	360
Long-term Acute Care Hospital	5	248,699	355
Medical Office Building	1	122,325	—
Rehabilitation Hospital	4	362,880	315

	14	1,168,151	1,030

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on October 12, 2005.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the board of directors or other proposals listed in our proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

The election of seven directors for the ensuing year was voted upon at the annual meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Withheld:

Edward K. Aldag, Jr.	32,859,227	3,839,050
Virginia A. Clarke	33,031,667	3,666,610
G. Steven Dawson	32,956,013	3,742,264
Bryan L. Goolsby	33,644,757	3,053,520
R. Steven Hamner	32,939,027	3,759,250
Robert E. Holmes, Ph.D.	34,107,972	2,590,305
William G. McKenzie	32,946,427	3,751,850
L. Glenn Orr, Jr.	33,023,467	3,674,810

A proposal to amend our charter regarding transfer or ownership restrictions on our common stock. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:

35,526,816	1,159,160	12,300

A proposal to adopt the Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:

20,476,994	4,846,100	766,410

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following sets forth the high and low sales prices for the common stock for each quarter from the initial public offering to the period ending December 31, 2005, as reported by the New York Stock Exchange Composite Tape, and the distributions declared by us with respect to each such period.

Calendar Period	High	Low	Distribution

2005
Third Quarter	11.20	9.62	0.17
Fourth Quarter	10.09	7.60	0.18

On March 24, 2006, the last reported sale price of the common shares on the New York Stock Exchange was $10.40. On March 24, we had approximately 31 shareholders of record.

The table below is a summary of our distributions:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

February 16, 2006	March 15, 2006	April 12, 2006	$.21
November 18, 2005	December 15, 2005	January 19, 2006	$.18
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11
September 2, 2004	September 16, 2004	October 11, 2004	$.10

ITEM 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the years ended December 31, 2005 and 2004, and for the period from inception (August 27, 2003) to December 31, 2003:

	For the	For the	Period from Inception
	Year Ended	Year Ended	(August 27, 2003) to
	December 31,	December 31,	December 31,
	2005	2004	2003

OPERATING DATA
Total revenue	$31,549,199	$10,893,459	$—
Depreciation and amortization	4,404,361	1,478,470	—
General and administrative expenses	8,016,992	5,150,786	992,418
Interest expense	1,542,266	32,769	—
Net income	19,640,347	4,576,349	(1,023,276)
Net income per diluted common share	0.61	0.24	(0.63)
Weighted average number of common shares — diluted	32,370,089	19,312,634	1,630,435

OTHER DATA
Net income	$19,640,347	$4,576,349	$(1,023,276)
Depreciation and amortization	4,404,361	1,478,470	—
Funds from operations	24,044,708	6,054,819	(1,023,276)
Funds from operations per diluted common share	0.74	0.31	(0.63)
Dividends declared per diluted common share	0.62	0.21	—

		December 31,	December 31,
	December 31, 2005	2004	2003

BALANCE SHEET DATA
Real estate assets — at cost	$337,102,392	$151,690,293	$166,301
Other loans and investments	88,205,611	50,224,069	—
Cash and equivalents	59,115,832	97,543,677	100,000
Total assets	501,173,546	306,506,063	468,133
Debt	100,484,520	56,000,000	100,000
Other liabilities	42,238,018	17,777,619	1,389,779
Minority interests	2,173,866	1,000,000	—
Total stockholders’ equity	356,277,142	231,728,444	(1,021,646)
Total liabilities and stockholders’ equity	501,173,546	306,506,063	468,133

ITEM 7.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms of at least 10 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease agreements annual contractual rate increases that in the current market range from 1.5% to 3.5%. Our existing portfolio escalators range from 2.0% to 3.5%. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility.

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators secured by their real estate assets. We selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities. For purpose of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, we conduct business operations in one segment.

At December 31, 2005, we owned 14 operating healthcare facilities and held a mortgage loan secured by another. In addition, we were in process of developing three additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 17 facilities we owned and the one facility that secured our mortgage loan were in nine states, had a carrying cost of approximately $331.2 million (including the balance of our mortgage loan) and comprised approximately 66.1% of our total assets. Our acquisition and other loans of approximately $48.2 million represented approximately 9.6% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets. We also had cash and temporary investments of approximately $59.1 million that represented approximately 11.8% of our assets. Subsequent to December 31, 2005, we used $29.0 million of cash to pay down debt and $7.2 million for distributions to shareholders.

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

At March 15, 2006, we had 20 employees. Over the next 12 months, we expect to add four to six additional employees.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values and periodic depreciation of our real estate assets, stock compensation expense, and the effects of any derivative and hedging activities will have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We intend to rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates will include the following:

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

Our development projects normally allow for us to earn what we term “construction period rent”. We record the accrued construction period rent as a receivable and as deferred revenue during the construction period. We recognize earned revenue on the straight-line method as the construction period rent is paid to us by the lessee/operator, usually beginning when the lessee/operator takes physical possession of the facility.

We make loans to certain tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally secured by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees. As with straight-line rent receivables, our management must also periodically evaluate loans to determine what amounts may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the loan to its estimated net receivable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.

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

We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that the operations related to facilities that have been sold, or that we intend to sell, be presented as discontinued operations in the statement of operations for all periods presented, and facilities we intend to sell be designated as “held for sale” on our balance sheet.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. The impact of SFAS No. 123(R) will also be affected by the types of stock-based awards that our board of directors chooses to grant. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required, which primarily applies to stock options granted at the then current market price per share of stock. Our existing equity incentive plan allows for stock-based awards to be in the form of options, restricted stock, restricted stock units and deferred stock units. Currently, we expect that our board of directors will make awards in the form of restricted stock, restricted stock units and deferred stock units. The SEC has ruled that both SFAS No. 123 and SFAS 123(R) are acceptable GAAP until SFAS No. 123(R) becomes effective for our annual and interim periods beginning January 1, 2006. However, we have elected to continue following the guidelines of SFAS No. 123 to account for our awards of restricted stock in 2005. During the year ended December 31, 2005, we recorded a $1.2 million non-cash expense for restricted shares issued to employees, officers and directors.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2005:

Contractual Obligations	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total

Construction contracts	$55,790,115	$—	$—	$—	$55,790,115
Construction loans (1)	1,538,899	40,703,502	—	—	42,242,401
Revolving credit facility (2)	4,839,232	9,678,464	69,446,141	—	83,963,837
Operating lease commitments (3)	424,790	871,989	838,010	22,639,194	24,773,983

Totals	$62,593,036	$51,253,955	$70,284,151	$22,639,194	$206,770,336

(1)	Assumes the Company exercises its option to convert the construction loans to term loans in June 2006, and the balance and interest rates are those at December 31, 2005.

(2)	Assumes the balance and interest rates are those in effect at December 31, 2005 and no principal payments are made until the expiration of the facility in 2009. The Company did make a principal reduction of $29.0 million in January, 2006.

(3)	Substantially all of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants.

The Company also has outstanding letters-of-credit which total $2.2 million at December 31, 2005 and which expire in 2007.

Liquidity and Capital Resources

As of March 24, 2006, we have approximately $4.3 million in cash and temporary liquid investments.

In 2005, we completed our initial public offering with the sale of 13,175,023 shares of common stock at an offering price of $10.50 per share. After deducting underwriter’s discounts and offering expenses, our net proceeds from the offering totaled approximately $124.4 million. In 2004, we completed the sale of 25,560,954 shares of common stock in a private placement at an offering price of $10.00 per share. After deducting underwriters’ discounts and offering expenses, our net proceeds from the private placement totaled approximately $233.5 million.

In October 2005, we entered into a four-year $100.0 million secured revolving credit facility (the “revolver”), using proceeds to replace our existing $75.0 million term loan, which had a balance of approximately $65.0 million at December 31, 2005. As of March 24, 2006, the revolver has an outstanding balance of approximately $36.0 million. The loan is secured by a collateral pool comprised of several of our properties. The six properties currently in the collateral pool provide available borrowing capacity of approximately $74.2 million. We believe we have sufficient value in our other properties to increase the availability under the credit facility to its present maximum of $100.0 million. Under the terms of the credit agreement, we may increase the maximum commitment to $175.0 million subject to adequate collateral valuation and payment of customary commitment fees.

In addition to availability under the revolving credit facility, we have two construction/term facilities totaling approximately $43.0 million from a bank to finance our Houston Town and Country Hospital and Medical Office Building. As of March 24, 2006, the loans have an aggregate balance totaling approximately $35.8 million. We have the option, until June 2006 to convert these loans to 30 month term loans.

At December 31, 2005, we had remaining commitments to complete the funding of three development projects as described below (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment

North Cypress community hospital	$64.0	$22.1	$41.9
Bucks County women’s hospital and medical office building	38.0	10.0	28.0
Monroe County community hospital	35.5	13.2	22.3

Total	$137.5	$45.3	$92.2

Short-term Liquidity Requirements:  We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to complete the developments described above, acquire between $200 and $300 million in additional assets, provide for working capital, and make distributions to our stockholders through 2006. We expect that such additional financing arrangements will include various types of new debt, including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.

Long-term Liquidity Requirements:  We believe that cash flow from operating activities subsequent to 2006 will be sufficient to provide adequate working capital and make distributions to our stockholders in compliance with our requirements as a REIT. However, in order to continue acquisition and development of healthcare facilities after 2006, we will require access to more permanent external capital, such as equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, utilize other forms of capital, if available, or reduce our acquisition activity.

Financing Activities

During the year ended December 31, 2005, we raised $124.7 million, net of offering costs and expenses, from the sale of common stock, primarily from our IPO. We also borrowed an additional $19.0 million on our term loan, for a total of $75.0 million of loan proceeds on the term loan. After reducing the principal balance of the term loan through principal repayments, we converted the remaining $40.0 million balance into borrowings on our $100.0 million secured revolving credit facility. We borrowed an additional net $25.0 million on the revolver during the last quarter of 2005. We also borrowed an $35.5 million on our two Houston construction loans. The revolver, the construction loans and our expectations concerning future financing activities are further described above under “Liquidity and Capital Resources.” We also sold $1.1 million in limited partnership units in our West Houston medical office building partnership (a subsidiary of our Operating Partnership). Our sale of such interests in certain of our healthcare facilities is based on a strategy of encouraging physicians and other parties to locate their practices in or near our healthcare facilities. We do not consider this strategy integral to our capital raising process.

Investing Activities

During the year ended December 31, 2005, we made investments in six existing healthcare facilities with an aggregate investment value of $107.3 million, and net cash outlays of $97.7 million, after subtracting contingent payments and facility improvement reserves, and including a $6.0 million first mortgage loan that was converted to a sale-leaseback arrangement. We also invested $78.8 million in our development projects. In 2005, we made loans with a total principal value of $47.5 million, and net cash outlays of $46.0 million, after subtracting contingent payments and facility improvement reserves. Our primary loan in 2005 was a first mortgage loan of $40.0 million. In February 2005, Vibra reduced the principal amount of its loans by $7.7 million. Our expectations about future investing activities are described above under “Liquidity and Capital Resources.”

Results of Operations

Our historical operations are generated substantially by investments we have made since we completed our private offering and raised approximately $233.5 million in common equity in the second quarter of 2004 and since we completed our IPO and raised approximately $124.7 million in common equity in the third quarter of 2005. We also are in the process of developing additional healthcare facilities that have not yet begun generating revenue, and we expect to acquire additional existing healthcare facilities in the foreseeable future. Accordingly, we expect that future results of operations will vary materially from our historical results.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income for the year ended December 31, 2005 was $19,640,347 compared to net income of $4,576,349 for the year ended December 31, 2004.

A comparison of revenues for the years ended December 31, 2005 and 2004, is as follows:

	2005		2004		Change

Base rents	$18,979,580	60.2%	$6,162,278	56.6%	$12,817,302
Straight-line rents	5,460,148	17.3%	2,449,065	22.5%	3,011,083
Percentage rents	2,259,230	7.2%	—	—	2,259,230
Interest from loans	4,726,579	14.9%	2,282,116	20.9%	2,444,463
Fee income	123,662	0.4%	—	—	123,662

Total revenue	$31,549,199	100.0%	$10,893,459	100.0%	$20,655,740

Revenue for the year ended December 31, 2005, was comprised of rents (84.7%) and interest and fee income from loans (15.3%). All of this revenue was derived from properties that we have acquired since July 1, 2004. Our base and straight-line rents increased in 2005 due to the timing of 2004 acquisitions, plus the acquisition and development of seven new facilities in 2005. In 2005, we received percentage rents of approximately $2.3 million from Vibra. Pursuant to our lease terms with Vibra, we were not eligible to receive percentage rent in 2004. Interest income from loans in the year ended December 31, 2005, increased primarily based on the timing and amount of Vibra loan advances and repayments in 2004 and 2005, and on the origination of the Denham Springs loan in 2005. Vibra accounted for 83.2% and 100.0% of our gross revenues in 2005 and 2004, respectively. In 2005, Vibra accounted for 81.7% of our total rent revenues. We expect that the portion of our total revenues attributable to Vibra will decline in relation to our acquisition of properties leased to tenants other than Vibra. At December 31, 2005, assets leased and loaned to Vibra comprised 37.0% of our total assets.

Depreciation and amortization during the year ended December 31, 2005 was $4,404,361, compared to $1,478,470 during the year ended December 31, 2004. The increase is due to the timing and amount of acquisitions and developments in 2004 (six properties owned for less than six months) and 2005 (six properties owned for a full year and eight properties placed in service throughout the year). We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses during the years ended December 31, 2005 and 2004, totaled $8,016,992 and $5,150,786, respectively, which represents an increase of 28.5%. The increase is due primarily to approximately $1.2 million of share based compensation expense (52% of the increase in general and administrative expenses) as a result of restricted shares granted to employees, officers and directors during 2005. In addition, we incurred incremental legal and professional expenses in 2005 related to our reporting and other compliance requirements as a public company. During 2005 we also incurred additional compensation expense related to the increased number of employees in 2005.

Interest income (other than from loans) for the years ended December 31, 2005 and 2004, totaled $2,091,132 and $930,260, respectively. Interest income increased due to the timing and amount of offering proceeds temporarily invested in short-term cash equivalent instruments and to higher interest rates in 2005.

Interest expense for the years ended December 31, 2005 and 2004, totaled $1,542,266 and $32,769, respectively. Interest expense in 2005 excludes interest of approximately $3.1 million which has been capitalized as part of the cost of development projects under construction during 2005.

Year Ended December 31, 2004

Net income for the year ended December 31, 2004 was $4,576,349. Revenue, which was $10,893,459, was comprised primarily of rents (79%) and interest from loans (21%). Interest and dividends, primarily from the temporary investment of the net proceeds of our April 2004 private placement, was $930,260. We completed our private placement of common stock in April 2004 and received proceeds, net of offering costs and fees, of approximately $233.5 million. Expenses during the year, which totaled $7,214,601, were comprised primarily of compensation of $3,700,442, depreciation and amortization of $1,517,530, other general and administrative expenses of $1,336,897 and approximately $585,345 of costs associated with unsuccessful acquisitions. These costs for the unsuccessful acquisition, which consisted primarily of legal fees, costs of third party reports and travel, related to a portfolio of five facilities that were subject to a letter of intent with a prospective operator. During the second quarter of 2004, we declined to pursue the acquisition.

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

The following table presents a reconciliation of FFO to net income for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005	2004

Net income	$19,640,347	$4,576,349
Depreciation and amortization	4,404,361	1,478,470

Funds from operations — FFO	$24,044,708	$6,054,819

Per diluted share amounts:

	For the Years Ended December 31,
	2005	2004

Net income	$.61	$.24
Depreciation and amortization	.13	.07

Funds from operations — FFO	$.74	$.31

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

The table below is a summary of our distributions paid or declared since January 1, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

February 16, 2006	March 15, 2006	April 12, 2006	$.21
November 18, 2005	December 15, 2005	January 19, 2006	$.18
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income.

ITEM 7.A. Quantitative and Qualitative Disclosures about Market Risk

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $718,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $718,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $71.8 million, the balance at March 10, 2006.

We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (August 27, 2003) to December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule III and Schedule IV. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 27, 2003) to December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  KPMG LLP

Birmingham, Alabama
February 24, 2006

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2005	2004

ASSETS
Real estate assets
Land	$31,004,675	$10,670,000
Buildings and improvements	250,518,440	111,387,232
Construction in progress	45,913,085	24,318,098
Intangible lease assets	9,666,192	5,314,963
Mortgage loans	40,000,000	—

Gross investment in real estate assets	377,102,392	151,690,293
Accumulated depreciation	(5,260,219)	(1,311,757)
Accumulated amortization	(622,612)	(166,713)

Net investment in real estate assets	371,219,561	150,211,823
Cash and cash equivalents	59,115,832	97,543,677
Interest and rent receivable	1,354,387	419,776
Straight-line rent receivable	13,477,917	3,206,853
Other loans	48,205,611	50,224,069
Other assets	7,800,238	4,899,865

Total Assets	$501,173,546	$306,506,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$100,484,520	$56,000,000
Accounts payable and accrued expenses	19,928,900	10,903,025
Deferred revenue	10,922,317	3,578,229
Lease deposits and other obligations to tenants	11,386,801	3,296,365

Total liabilities	142,722,538	73,777,619
Minority interests	2,173,866	1,000,000
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 39,345,105 shares at December 31, 2005, and 26,082,862 shares at December 31, 2004	39,345	26,083
Additional paid-in capital	359,588,362	233,626,690
Distributions in excess of net income	(3,350,565)	(1,924,329)

Total stockholders’ equity	356,277,142	231,728,444

Total Liabilities and Stockholders’ Equity	$501,173,546	$306,506,063

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

			For the Period
			from Inception
			(August 27,
			2003) to
	For the Years Ended December 31,		December 31,
	2005	2004	2003

Revenues
Rent billed	$21,238,810	$6,162,278	$—
Straight-line rent	5,460,148	2,449,066	—
Interest income from loans	4,850,241	2,282,115	—

Total revenues	31,549,199	10,893,459	—
Expenses
Real estate depreciation and amortization	4,404,361	1,478,470	—
General and administrative	8,016,992	5,150,786	992,418
Costs of terminated acquisitions	—	585,345	30,858

Total operating expenses	12,421,353	7,214,601	1,023,276

Operating income (loss)	19,127,846	3,678,858	(1,023,276)
Other income (expense)
Interest income	2,091,132	930,260	—
Interest expense	(1,542,266)	(32,769)	—

Net other income	548,866	897,491	—

Income (loss) before minority interests	19,676,712	4,576,349	(1,023,276)
Minority interests in consolidated partnerships	(36,365)	—	—

Net income (loss)	$19,640,347	$4,576,349	$(1,023,276)

Net income (loss) per share, basic	$0.61	$0.24	$(0.63)
Weighted average shares outstanding — basic	32,343,019	19,310,833	1,630,435
Net income (loss) per share, diluted	$0.61	$0.24	$(0.63)
Weighted average shares outstanding — diluted	32,370,089	19,312,634	1,630,435

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2005 and 2004, and for the Period from Inception (August 27, 2003) to December 31, 2003

	Preferred		Common		Additional	Distributions	Total
		Par		Par	Paid-in	in Excess	Stockholders’
	Shares	Value	Shares	Value	Capital	of Net Income	Equity (Deficit)

Balance at inception (August 27, 2003)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	1,630,435	1,630	—	—	1,630
Net loss	—	—	—	—	—	(1,023,276)	(1,023,276)

Balance at December 31, 2003	—	—	1,630,435	1,630	—	(1,023,276)	(1,021,646)
Redemption of founders’ shares	—	—	(1,108,527)	(1,108)	1,108	—	—
Issuance of common stock (net of offering costs)	—	—	25,560,954	25,561	233,476,082	—	233,501,643
Value of warrants issued	—	—	—	—	24,500	—	24,500
Deferred stock units issued to directors	—	—	—	—	125,000	—	125,000
Distributions declared ($.21 per common share)	—	—	—	—	—	(5,477,402)	(5,477,402)
Net income	—	—	—	—	—	4,576,349	4,576,349

Balance at December 31, 2004	—	—	26,082,862	26,083	233,626,690	(1,924,329)	231,728,444
Deferred stock units issued to directors	—	—	—	—	182,603	(10,852)	171,751
Retirement of deferred stock units	—	—	—	—	(75,000)	—	(75,000)
Restricted shares issued to employees	—	—	52,220	52	1,174,952	—	1,175,004
Proceeds from exercise of warrant	—	—	35,000	35	325,465	—	325,500
Issuance of common stock (net of offering costs)	—	—	13,175,023	13,175	124,353,652	—	124,366,827
Distributions declared ($.62 per common share)	—	—	—	—	—	(21,055,731)	(21,055,731)
Net income	—	—	—	—	—	19,640,347	19,640,347

Balance at December 31, 2005	—	$—	39,345,105	$39,345	$359,588,362	$(3,350,565)	$356,277,142

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

			For the Period
			from Inception
			(August 27,
			2003) to
	For the Years Ended December 31,		December 31,
	2005	2004	2003

Operating activities
Net income (loss)	$19,640,347	$4,576,349	$(1,023,276)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	4,567,675	1,517,530	—
Amortization of deferred financing costs	932,249	—	—
Straight-line rent revenue	(5,460,148)	(2,449,066)	—
Share based payments	1,346,755	125,000	—
Deferred revenue and fee income	(270,727)	—	—
Other adjustments	49,200	24,500	—
Increase in:
Interest and rent receivable	(486,521)	(419,776)	—
Other assets	(2,312,681)	(309,769)	—
Increase in:
Accounts payable and accrued expenses	4,700,558	6,644,130	1,391,409
Deferred revenue	1,420,030	210,000	—
Lease deposits and other obligations to tenants	174,527	—	—

Net cash provided by operating activities	24,301,264	9,918,898	368,133
Investing activities
Real estate acquired	(97,667,724)	(127,372,195)	—
Principal received on loans receivable	7,890,958	—	—
Investment in loans receivable	(45,999,178)	(44,317,263)	—
Construction in progress	(78,778,843)	(23,151,797)	(166,301)
Equipment acquired	(145,877)	(759,387)	—

Net cash used for investing activities	(214,700,664)	(195,600,642)	(166,301)
Financing activities
Proceeds from debt	104,474,342	56,200,000	100,000
Payments of debt	(60,645,833)	(300,000)	—
Deferred financing costs	(1,461,342)	(3,869,767)	(201,832)
Retirement of deferred stock units	(75,000)	—	—
Distributions paid	(16,730,414)	(2,608,286)	—
Proceeds from sale of common shares, net of offering costs	125,272,302	233,703,474	—
Sale of partnership units	1,137,500	—	—

Net cash provided by (used for) financing activities	151,971,555	283,125,421	(101,832)

(Decrease) increase in cash and cash equivalents for period	(38,427,845)	97,443,677	100,000
Cash and cash equivalents at beginning of period	97,543,677	100,000	—

Cash and cash equivalents at end of period	$59,115,832	$97,543,677	$100,000

			For the Period
			from Inception
			(August 27,
			2003) to
	For the Years Ended December 31,		December 31,
	2005	2004	2003

Interest paid, including capitalized interest of $3,107,966 in 2005	$3,461,654	$—	$—
Supplemental schedule of non-cash investing activities
Construction period rent and interest receivable recorded as deferred revenue	$5,259,006	$757,787	$—
Real estate acquisitions and new loans receivable recorded as lease and loan deposits	8,603,075	5,906,807	—
Real estate acquisitions and new loans receivable recorded as deferred revenue	577,500	—	—
Construction and acquisition costs charged to loans and real estate	774,479	—	—
Loan receivable settled by acquisition of real estate	6,000,000	—	—
Construction in progress transferred to land and building	56,409,377	—	—
Supplemental schedule of non-cash financing activities:
Deferred offering costs charged to proceeds from sale of common stock	$579,975	$201,832	$—
Additional paid in capital from deferred stock units issued in lieu of dividends	10,852	—	—
Distributions declared and paid in the following year	7,194,432	2,869,116	—
Minority interest granted for contribution of land to development project	—	1,000,000	—
Conversion of accounts payable and accrued expenses to common stock	—	—	1,630
Shares issued for vested common stock	52	—	—

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation (the Company), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership) through which it conducts all of its operations, was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. The Company presently owns directly all of the limited partnership interests in the Operating Partnership.

The Company succeeded to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed in December 2002. On the day of formation, the Company issued 1,630,435 shares of common stock, and the membership interests of Medical Properties Trust, LLC were transferred to the Company. Medical Properties Trust, LLC had no assets, but had incurred liabilities for costs and expenses related to acquisition due diligence, a planned offering of common stock, consulting fees and office overhead in an aggregate amount of approximately $423,000, which was assumed by the Operating Partnership and has been included in the accompanying consolidated statements of operations.

The Company’s primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long — term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. The Company also makes mortgage and other loans to operators of similar facilities. The Company manages its business as a single business segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

On April 6, 2004, the Company completed the sale of 25.6 million shares of common stock in a private placement to qualified institutional buyers and accredited investors. The Company received $233.5 million after deducting offering costs. The proceeds have been used to purchase properties, to pay debt and accrued expenses and for working capital and general corporate purposes.

On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in an initial public offering (IPO) at a price of $10.50 per share, less an underwriting commission of seven percent and expenses. On August 5, 2005, the underwriters purchased an additional 1,810,023 shares at the same offering price, less an underwriting commission of seven percent and expenses, pursuant to their over-allotment option.

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

Principles of Consolidation:  Property holding entities and other subsidiaries of which the Company owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the property if it has the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a minority interest representing equity held by minority interests. For entities in which the Company owns less than 100% and does not have the direct or indirect ability to make decisions but does exert significant influence over the entities’ activities, the Company records its ownership in the entity using the equity method of accounting.

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

Cash and Cash Equivalents:  Certificates of deposit and short-term investments with original maturities of three months or less and money-market mutual funds are considered cash equivalents. Cash and cash equivalents which have been pledged as security for letters of credit are recorded in other assets.

Deferred Costs:  Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. Costs incurred in connection with anticipated financings and refinancing of debt are capitalized as deferred financing costs in other assets and amortized over the lives of the related loans as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan (interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Costs that are specifically identifiable with, and incurred prior to the completion of, probable acquisitions are deferred and, to the extent not collected from the seller’s proceeds at acquisition, capitalized upon closing. The Company begins deferring costs when the Company and the seller have executed a letter of intent (LOI), commitment letter or similar document for the purchase of the property by the Company. Deferred acquisition costs are expensed when management determines that the acquisition is no longer probable. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to lessees are recognized as a reduction in interest income over the life of the loan by the interest method.

Revenue Recognition:  The Company receives income from operating leases based on the fixed, minimum required rents (base rents) and from additional rent based on a percentage of tenant revenues once the tenant’s revenue has exceeded an annual threshold (percentage rents). Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method has the effect of recording more rent revenue from a lease than a tenant is required to pay during the first half of the lease term. During the last half of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statement of operations is shown as two amounts. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Unbilled rent revenue is the difference between base rent revenue earned based on the straight-line method and the amount recorded as billed base rent revenue. The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to unbilled rent receivable. Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as rent received in advance. The Company may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period received.

The Company begins recording base rent income from its development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of its development projects, the Company is generally entitled to accrue rent based on the cost paid during the construction period (construction period rent). The Company accrues construction period rent as a receivable and deferred revenue during the construction period. When the lessee takes physical possession of the facility, the Company begins recognizing the accrued construction period rent on the straight-line method over the remaining term of the lease.

Fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of an operating lease to produce a constant effective yield on the lease (interest method). Fees from lending services are recorded as deferred revenue and recognized as income over the life of the loan using the interest method.

Acquired Real Estate Purchase Price Allocation:  The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141, Business Combinations.  In making estimates of fair values for purposes of allocating purchase prices, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The Company records above-market and below-market in-place lease values, if any, for its facilities which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because the Company’s strategy largely involves the origination of long-term lease arrangements at market rates, management does not expect the above-market and below-market in-place lease values to be significant for many anticipated transactions.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each targeted facility as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which are expected to range primarily from three to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired, if any, is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.

The Company amortizes the value of in-place leases, if any, to expense over the initial term of the respective leases, which range primarily from ten to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Real Estate and Depreciation:  Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	40 years
Tenant origination costs	Remaining terms of the related leases
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years

Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

Construction in progress includes the cost of land, the cost of construction of buildings, improvements and equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress.

Loans:  Loans consists of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. The mortgage loans are secured by interests in real property. The working capital and other long-term loans are generally secured by interests in receivables and corporate and individual guaranties.

Losses from Rent Receivables and Loans:  A provision for losses on rent receivables and loans is recorded when it becomes probable that the receivable or loan will not be collected in full. The provision is an amount which reduces the rent or loan to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, the Company discontinues recording interest income on the loan or rent receivable from the tenant.

Net Income (Loss) Per Share:  The Company reports earnings per share pursuant to SFAS No. 128, Earnings Per Share.  Basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares and contingently issuable common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding shares, warrants and options.

Income Taxes:  For the period from January 1, 2004 through April 5, 2004, the Company had elected Sub-chapter S status for income tax purposes, at which time the Company filed its final tax returns as a Sub-chapter S company. Since April 6, 2004, the Company has conducted its business as a real estate investment trust (REIT) under Sections 856 through 860 of the Code. In 2005, the Company filed its initial tax return as a REIT for the period from April 6, 2004, through December 31, 2004, at which time it formally made an election to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute to shareholders at least 90% of its ordinary taxable income. As a REIT, the Company generally is not subject to federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the

Company intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

The Company’s financial statements include the operations of a taxable REIT subsidiary, MPT Development Services, Inc. (MDS) that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. MDS is authorized to provide property development, leasing and management services for third-party owned properties and makes loans to lessees and operators.

Stock-Based Compensation:  The Company currently sponsors the Medical Properties Trust, Inc. 2004 Amended and Restated Equity Incentive Plan (the Equity Incentive Plan) that was established in 2004. The Company accounts for its stock option plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Under APB No. 25, no expense is recorded for options which are excercisable at the price of the Company’s stock at the date the options are granted. Awards of restricted stock are amortized to compensation expense over the vesting periods, which range from three to five years, using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant.

Fair Value of Financial Instruments:  The Company has various assets and liabilities that are considered financial instruments. The Company estimates that the carrying value of cash and cash equivalents, interest receivable and accounts payable and accrued expenses approximates their fair values. The Company estimates the fair value of unbilled rent receivable based on expected payment dates, discounted at a rate which the Company considers appropriate for such assets considering their credit quality and maturity. The Company estimates the fair value of loans based on the present value of future payments, discounted at a rate which the Company considers appropriate for such assets considering their credit quality and maturity. The Company estimates that the carrying value of the Company’s debt should approximate fair value because the debt is variable rate and adjusts daily with changes in the underlying interest rate index.

Reclassifications:  Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.

New Accounting Pronouncements:  The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company at December 31, 2005, and which could have a material effect on the Company’s financial position and results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) is effective for the Company on January 1, 2006. The Company does not expect SFAS No. 123(R) to have a material effect on its financial position or the results of its operations.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”. EITF Issue 04-5 will change the application of existing accounting pronouncements that govern consolidation of variable interest entities and voting interest entities when such an entity has a sole general partner and limited partners with certain rights. EITF Issue 04-5 is effective immediately for all limited partnerships formed or modified subsequent to June 29, 2005, and is effective for all other limited partnerships for the first fiscal year beginning after December 15, 2005. The Company does not expect EITF Issue 04-5 to have a material effect on its financial position or results of its operations.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This FSP is effective for the first reporting period beginning after December 15, 2005. The Company does not expect FSP No. FAS 13-1 to have a material effect on its financial position or results of its operations.

3.	Real Estate and Loans Receivable

Acquisitions

Following is a summary of the acquisitions made by the Company in 2005 and 2004, including development properties that were completed and placed in service:

		Purchase Price or	Acquisition Date or
		Cost of	Date Placed in
Type of Facility	Location	Development	Service

Portfolio of three rehabilitation and one long-term acute care hospitals	Bowling Green, KY Fresno, CA Marlton, NJ Kentfield, CA	$96,802,867	July 1, 2004
Portfolio of one rehabilitation and one long-term acute care hospitals	Thornton, CO New Bedford, MA	30,569,328	August 17, 2004
Community hospital	Victorville, CA	28,031,270	February 28, 2005
Long-term acute care	Covington, LA	11,510,737	June 9, 2005
Long-term acute care	Redding, CA	20,750,000	June 30, 2005
Long-term acute care	Denham Springs, LA	6,024,099	October 31, 2005
Community hospital	Chino, CA	21,059,479	November 30, 2005
Community hospital	Sherman Oaks, CA	20,032,151	December 30, 2005
Community hospital	Houston, TX	39,400,503	November 8, 2005
Medical office building	Houston, TX	17,008,873	October 7, 2005

The Company funded the 2004 acquisitions from its 2004 private placement and the 2005 acquisitions and developments from its 2004 private placement, its 2005 IPO and from borrowings on its term loan and revolving credit facility. The Company entered into 15 year leases with the operators of the facilities (with the exception of a 10 year lease of the medical office building), which in certain instances were also the sellers of the facilities. Each lease has renewal options which are generally for three five year periods. The leases also contain base rent escalation provisions based on the greater of a fixed percentage or general levels of inflation. Some leases contain provisions for the payment of percentage rents based on the tenant exceeding a certain level of revenues in their operations. Facilities with an aggregate cost of approximately $60,000,000 are subject to repurchase options starting one year after commencement of the leases.

The Company has recorded the following assets from its acquisitions in 2005 and 2004:

	2005	2004

Land	$10,760,000	$10,670,000
Buildings	92,296,506	111,387,232
Intangible lease assets	4,351,229	5,314,963

	$107,407,735	$127,372,195

The Company recorded amortization expense of $455,899 and $166,713 in 2005 and 2004, respectively, and expects to recognize amortization expense from existing lease intangible assets of $644,412 in each of the next five years. Capitalized lease intangibles have a weighted average remaining life of approximately 14 years.

Development Projects

In addition to properties acquired and placed in service during 2004 and 2005, the Company has the following development projects in various stages of completion at December 31, 2005 (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment

North Cypress (Houston, TX) community hospital	$64.0	$22.1	$41.9
Bucks County, PA women’s hospital and medical office building	38.0	10.0	28.0
Monroe County, IN community hospital	35.5	13.2	22.3

Total	$137.5	$45.3	$92.2

In June, 2005, the Company made a loan to a local operator to fund the construction and development of a community hospital (North Cypress) in Houston, Texas. The Company has the option to purchase North Cypress at the end of construction at which time the Company will enter into a 15 year lease with the operator. The Company has included this transaction in construction in progress in its consolidated balance sheet.

In each of these three development projects, the Company has 15 year leases with options to renew. During the construction period, the Company is accruing and deferring rent based on the cost paid during the construction period. The Company will recognize the accrued construction period rent, including interest on the unpaid amount, over the 15 year terms of the leases.

Leasing Operations

Minimum rental payments due in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2005, are as follows:

2006	$32,409,547
2007	33,146,411
2008	33,924,979
2009	34,729,119
2010	35,552,484
Thereafter	362,327,325

$532,089,865

Loans

In conjunction with the Company’s purchase of six healthcare facilities in July and August 2004, the Company also made loans aggregating $49.1 million to Vibra Healthcare, LLC (Vibra). In February, 2005, Vibra repaid $7.8 million of principal and interest, and as of December 31, 2005 the balance of the loan was $41.4 million. The Company has determined that Vibra is a variable interest entity. The Company has also determined that it is not the primary beneficiary of Vibra and, therefore, has not consolidated Vibra in the Company’s consolidated financial statements. For the years ended December 31, 2005 and 2004, Vibra accounted for approximately 83% and 100%, respectively, of the Company’s total revenues.

In December, 2005, the Company made a $40.0 million mortgage loan to Alliance Hospital, Ltd. (Alliance), an unrelated third party. The Alliance loan is secured by a community hospital facility located in Odessa, Texas. The loan has a term of 15 years, and provides for monthly payments of interest only during the term of the loan, with the full principal amount due at the end of the term.

The lessee of Bucks County is a newly formed entity. The Company has recorded notes receivable of $4.3 million for certain fees and deposits owed by the operator. Due to the limited equity currently invested in the operator by its owners, the Company has determined that the operator is a variable interest entity. However, the Company is not the primary beneficiary of the operator/VIE and has not consolidated the operator in the Company’s financial statements. Substantially all other facilities are subject to leases that have fair value repurchase options at the end of the lease terms.

4.	Debt

In December 2004, the Company closed two bank loans totaling $43.0 million to finance the construction of the Company’s medical office building and community hospital development projects in Houston, Texas. The loans carry a construction period term of eighteen months, with the option to convert the loans into thirty month term loans with a twenty-five year amortization. The loans require interest payments only during the initial eighteen month term, and principal and interest payments during the optional thirty month term. The loans are secured by mortgages on the two properties which have a book value of $56.2 million at December 31, 2005. The loans bears interest at a rate of one month LIBOR plus 225 basis points (6.64% at December 31, 2005) during the construction period and one month LIBOR plus 250 basis points (6.89% at December 31, 2005) during the thirty month optional period. The loans have an aggregate balance of $35.5 million at December 31, 2005 and no balance outstanding at December 31, 2004.

In October, 2005, the Company signed a Credit Agreement for a secured revolving credit facility to replace an existing term loan. The agreement has a four year term and has an interest rate of the 30-day LIBOR plus a spread ranging from 235 to 275 basis points (7.14% at December 31, 2005) depending upon the Company’s overall leverage ratio. The agreement also requires the payment of certain fees and meeting financial covenants which are typical of this type of credit agreement. The Company was in compliance with all such covenants at December 31, 2005. Outstanding balances are secured by properties which have a book value of $122.8 million at December 31, 2005. The Company may borrow up to $100.0 million depending on the value of collateral properties. The Company currently may borrow up to approximately $74.2 million, which may be increased to the maximum by substituting or by adding other properties as the Company may elect. The Company may also request to increase the available line of credit to a maximum of $175.0 million, with the payment of additional fees. The facility had a balance of $65.0 million at December 31, 2005.

5.	Income Taxes

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of the Company’s net income and loss for financial reporting purposes and for tax reporting purposes.

Total common distributions declared were $.62 per common share in 2005 and $0.21 per common share in 2004. Of the dividends declared in 2004, $0.129177 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2004. The remaining distribution of $0.080823 is treated as ordinary income for federal income tax purposes in the year ended December 31, 2005. Of the dividends declared in 2005, $0.536168 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2005. The remaining distribution of $.083832 is treated as ordinary income for federal income tax purposes in the year ending December 31, 2006.

6.	Earnings Per Share

The following is a reconciliation of the weighted average shares used in net income per common share — basic to the weighted average shares used in net income per common share — assuming dilution for the years ended December 31, 2005 and 2004, respectively:

	2005	2004

Weighted average number of shares issued and outstanding	32,326,939	19,308,511
Vested deferred stock units	16,080	2,322

Weighted average shares — basic	32,343,019	19,310,833
Restricted stock awards	26,115	—
Common stock warrants	955	1,801

Weighted average shares — diluted	32,370,089	19,312,634

7.	Equity Incentive Plan

The Company has adopted the Medical Properties Trust, Inc. 2004 Amended and Restated Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights and performance units. The Company has reserved 4,691,180 shares of common stock for awards under the Equity Incentive Plan. The Equity Incentive Plan contains a limit of 300,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year.

Upon their election to the board, each of our independent directors was awarded options to acquire 20,000 shares of our common stock. These options have an exercise price of $10 per option, vested one-third upon grant. The remainder will vest one-half on each of the first and second anniversaries of the date of grant, and expire ten years from the date of grant. The Company has determined that the exercise price of these options is equal to the fair value of the common stock. Accordingly, the options have no intrinsic value as that term is used in SFAS No. 123, Accounting for Stock-Based Compensation.  No other options have been granted.

	Shares	Exercise Price

Outstanding at January 1, 2004	—	—
Granted	100,000	$10.00
Exercised	—	—
Forfeited	—	—
	—

Outstanding at December 31, 2004	100,000	$10.00
Granted	60,000	$10.00
Exercised	—
Forfeited	(60,000)	$10.00

Outstanding at December 31, 2005	100,000	$10.00

Weighted-average grant-date fair value of options granted in 2005	$1.86

Options exercisable at December 31, 2005, are as follows:

			Weighted Average
			Remaining
			Contractual Life
Exercise Price	Options Outstanding	Options Exercisable	(years)

$10.00	100,000	46,666	8.8

The Company follows APB No. 25 and related Interpretations in accounting for options granted under the Incentive Plan. In accordance with APB No. 25, no compensation expense has been recognized for stock options.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, for the years ended December 31, 2005 and 2004, the Company’s net income would have been decreased by $82,000 and $67,000, respectively, and diluted earnings per share would have been reduced by $0.01 and by no cents, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma amounts above. For 2004, the following assumptions were used to derive the fair values: an option term of four to six years; no estimated volatility; a weighted average risk-free rate of return of 3.63%; and a dividend yield of 1.00%. For the 2005, the following assumptions were used to derive the fair values: an option term of four to six years; estimated volatility of 27.75%; a weighted average risk-free rate of return of 4.30%; a dividend yield of 4.80%

In addition to these options to purchase common stock, each independent director was awarded 2,500 deferred stock units in October, 2004, valued by the Company at $10.00 per unit, which represent the right to receive 2,500 shares of common stock in October 2007. In 2005, each independent director received 2,000 deferred stock units, valued by the Company at $9.68 per unit, which represent the right to receive 2,000 shares of common stock in October 2007. The Company has recognized expense of $171,750 and $125,000 for the deferred stock units awarded to its independent directors in 2005 and 2004, respectively.

In 2005, the Company awarded shares of restricted stock to employees and directors under the Equity Incentive Plan. The following is a summary of shares of restricted stock awarded in 2005:

		Weighted Average
	Shares	Value at Award Date

Outstanding at January 1, 2005	—	—
Awarded	678,680	$10.10
Vested	(52,220)	$10.10
Forfeited	(5,000)	$10.00

Outstanding at December 31, 2005	621,460	$10.10

The value of outstanding restricted shares is being charged to compensation expense over the vesting periods which range from three to five years. In 2005, the Company recorded compensation expense of approximately $1.2 million for these restricted share grants. For the restricted shares granted in 2005, the Company expects to record compensation expense of approximately $2.3 million in 2006.

8.	Commitments and Contingencies

The Company has provided approximately $2.2 million of bank letters of credit to two municipalities as security for its obligations in two development projects. The Company has deposited an equal amount of cash in separate accounts with the bank as security for these letters of credit. The cash deposited is recorded as other assets in the consolidated balance sheet at December 31, 2005. Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2005 are as follows:

2006	$424,790
2007	432,248
2008	439,741
2009	447,270
2010	390,740
Thereafter	22,639,194

$24,773,983

The total amount to be received from non-cancellable subleases at December 31, 2005, is approximately $13.8 million.

The Company is defendant in a lawsuit wherein a plaintiff has asserted breach of a consulting contract. The Company believes the allegations in the lawsuit are without merit and intends to vigorously defend itself. The Company has previously made provision in its financial statements for the amount that it believes is due under the contract and does not expect the resolution of this matter to result in additional material costs.

9.	Fair Value of Financial Instruments

	December 31,		December 31,
	2005		2004
	Book	Fair	Book	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$59,115,832	$59,115,832	$97,543,677	$97,543,677
Interest receivable	1,354,387	1,354,387	419,776	419,776
Straight-line rent receivable	13,477,917	8,544,257	3,206,853	1,679,450
Loans	88,205,611	97,714,785	50,224,069	50,646,695
Long-term debt	100,484,520	100,484,520	56,000,000	56,000,000
Accounts payable and accrued expenses	19,928,900	19,928,900	10,903,025	10,903,025

10.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	For the Three Month Periods in 2005 Ended:
	March 31	June 30	September 30	December 31

Revenues	$6,480,528	$7,241,777	$8,204,941	$9,621,953
Net income	$3,559,934	$4,379,811	$5,256,091	$6,444,511
Net income (loss) per share, basic	$0.14	$0.17	$0.14	$0.16
Weighted average shares outstanding — basic	26,099,195	26,096,021	37,606,480	39,359,578
Net income (loss) per share, diluted	$0.14	$0.17	$0.14	$0.16
Weighted average shares outstanding — diluted	26,103,259	26,110,119	37,654,576	39,382,139
Revenues	$—	$—	$5,039,072	$5,854,387
Net income (loss)	$(493,726)	$(1,069,892)	$2,628,938	$3,511,029
Net income (loss) per share, basic	$(0.30)	$(0.04)	$0.10	$0.13
Weighted average shares outstanding — basic	1,630,435	24,397,524	26,082,862	26,095,362
Net income (loss) per share, diluted	$(0.30)	$(0.04)	$0.10	$0.13
Weighted average shares outstanding — diluted	1,630,435	24,399,813	26,085,312	26,097,812

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9.A.	Controls and Procedures

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

ITEM 9.B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2006.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2006.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2006.

ITEM 14.	Principal Accountants Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of December 31, 2005 and 2004	38

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and for the Period from Inception (August 27, 2003) through December 31, 2003	39

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and for the Period from Inception (August 27, 2003) through December 31, 2003	40

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and for the Period from Inception (August 27, 2003) through December 31, 2003	41

Notes to Consolidated Financial Statements	43

Index of Consolidated Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation	61

Schedule IV — Mortgage Loan on Real Estate	63

Index of Financial Statements of Vibra Healthcare, LLC

Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheets as of December 31, 2005 and 2004	65

Consolidated Statement of Operations and Changes in Member’s Deficit for the Year Ended December 31, 2005 and the Period May 14, 2004 (date of inception) to December 31, 2004	66

Consolidated Statement of Cash Flows for the Year Ended December 31, 2005 the Period May 14, 2004 (date of inception) to December 31, 2004	67

Notes to Consolidated Financial Statements	68

(b) Exhibits

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Amended and Restated Bylaws
3	.3(3)	Articles of Amendment to Second Amended and Restated Articles of Incorporation
4	.1(1)	Form of Common Stock Certificate
4	.2(1)	Registration Rights Agreement among Registrant, Friedman, Billings, Ramsey & Co., Inc. and certain holders of the Registrant’s common stock, dated April 7, 2004
10	.1(1)	First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(1)	Amended and Restated 2004 Equity Incentive Plan
10	.3(1)	Employment Agreement between the Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.4(1)	First Amendment to Employment Agreement between the Registrant and Edward K. Aldag, Jr., dated March 8, 2004

Exhibit
Number		Exhibit Title

10	.5(1)	Employment Agreement between the Registrant and Emmett E. McLean, dated September 10, 2003
10	.6(1)	Employment Agreement between the Registrant and R. Steven Hamner, dated September 10, 2003
10	.7(1)	Amended and Restated Employment Agreement between the Registrant and William G. McKenzie, dated September 10, 2003
10	.8(1)	Lease Agreement between MPT West Houston MOB, L.P. and Stealth L.P., dated June 17, 2004
10	.9(1)	Lease Agreement between MPT West Houston Hospital, L.P. and Stealth L.P., dated June 17, 2004
10	.10(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.11(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.12(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.13(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.14(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.18(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.19(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.20(1)	Third Amended and Restated Lease Agreement between Kentfield THCI Holding Company, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC, dated December 20, 2004
10	.21(1)	First Amendment to Third Amended and Restated Lease Agreement between Kentfield THCI Holding Company, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC, dated December 31, 2004
10	.22(1)	Loan Agreement between Colonial Bank, N.A., and MPT West Houston MOB, L.P., dated December 17, 2004
10	.23(1)	Loan Agreement between Colonial Bank, N.A., and MPT West Houston Hospital, L.P., dated December 17, 2004
10	.24(1)	Loan Agreement between Merrill Lynch Capital and 4499 Acushnet Avenue, LLC, 8451 Pearl Street, LLC, 92 Brick Road, LLC, 1300 Campbell Lane, LLC, Kentfield THCI Holding Company, LLC and San Joaquin Health Care Associates, LP, dated December 31, 2004
10	.25(1)	Payment Guaranty made by the Registrant and MPT Operating Partnership, L.P. in favor of Merrill Lynch Capital, dated December 31, 2004
10	.26(1)	Purchase Agreement among THCI Company, LLC, THCI of California, LLC, THCI of Massachusetts, LLC, THCI Mortgage Holding Company, LLC and MPT Operating Partnership, L.P., dated May 20, 2004
10	.27(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Victorville, LLC, Prime A Investments, L.L.C., Desert Valley Health System, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated February 28, 2005

Exhibit
Number		Exhibit Title

10	.28(1)	Lease Agreement between MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10	.29(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10	.30(1)	Employment Agreement between the Registrant and Michael G. Stewart, dated April 28, 2005
10	.31(1)	Letter of Commitment between MPT Operating Partnership, L.P. and Monroe Hospital Operating Hospital, dated February 28, 2005
10	.32(1)	Letter of Commitment between MPT Operating Partnership, L.P., Covington Healthcare Properties, LLC and Denham Springs Healthcare Properties, LLC, dated March 14, 2005
10	.33(1)	Letter of Commitment between MPT Operating Partnership, L.P. and North Cypress Medical Center Operating Partnership, Ltd., dated March 16, 2005
10	.34(1)	Letter of Commitment between MPT Operating Partnership, L.P., Hammond Healthcare Properties, LLC and Hammond Rehabilitation Hospital, LLC, dated April 1, 2005
10	.35(1)	Letter of Commitment between MPT Operating Partnership, L.P. and Diversified Specialty Institutes, Inc., dated March 3, 2005
10	.36(1)	Amendment to Letter of Commitment between MPT Operating Partnership, L.P. and Diversified Specialty Institutes, Inc., dated March 31, 2005
10	.37(1)	Letter of Commitment between MPT Operating Partnership, L.P., MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10	.38(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10	.39(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.40(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.41(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.42(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.43(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.44(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.45(1)	Amendment to the First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.46(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10	.47(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10	.48(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10	.49(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005

Exhibit
Number		Exhibit Title

10	.50(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10	.51(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10	.52(1)	Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Guardian Postacute Services, Inc., dated November 14, 1997
10	.53(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.54(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10	.55(1)	Form of Indemnification Agreement between the Registrant and executive officers and directors
10	.56(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005, as corrected.
10	.57(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005.
10	.58(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005.
10	.59(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005.
10	.60(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.61(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.62(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.63(1)	First Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated September 2, 2005.
10	.64(4)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., the borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto.
10	.65(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005.
10	.66(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005.
10	.67(1)	Loan Agreement among MPT Operating Partnership, L.P., MPT of Odessa Hospital, L.P., Alliance Hospital, Ltd. and SRI-SAI Enterprises, Inc., dated December 23, 2005.
10	.68(1)	Promissory Note by Alliance Hospital, Ltd. In favor of MPT of Odessa Hospital, L.P., dated December 23, 2005.
10	.69(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005, as corrected.
10	.70(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005, as corrected.
10	.71(5)	First Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated September 2, 2005.
10	.72(5)	Second Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated February 28, 2006.

Exhibit
Number		Exhibit Title

21.1		Subsidiaries of the Registrant
23	.1(5)	Consent of KPMG LLP
23.2		Consent of Parente Randolph, LLC
31	.1(5)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31	.2(5)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
	32(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on November 2, 2005.

(5)	Included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hammer
R. Steven Hammer
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Virginia A. Clarke Virginia A. Clarke	Director	March 31, 2006

/s/ Bryan L. Goolsby Bryan L. Goolsby	Director	March 31, 2006

/s/ R. Steven Hammer R. Steven Hammer	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2006

/s/ G. Steven Dawson G. Steven Dawson	Director	March 31, 2006

Robert E. Holmes, Ph.D.	Director

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	March 31, 2006

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 31, 2006

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005

						Cost at December 31,
		Initial Costs		Additions Subsequent to Acquisition		2005			Accumulated	Date of	Date	Depreciable
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings (1)	Total	Depreciation	Construction	Acquired	Life (Years)

Bowling Green, KY	Rehabilitation hospital	$3,070,000	$33,570,541	$—	$—	$3,070,000	$33,570,541	$36,640,541	$1,258,895	1991	July 1, 2004	40

Thornton, CO	Rehabilitation hospital	2,130,000	6,013,142	—	—	2,130,000	6,013,142	8,143,142	200,438	1962, 1975	August 17, 2004	40

Fresno, CA	Rehabilitation hospital	1,550,000	16,363,153	—	—	1,550,000	16,363,153	17,913,153	613,618	1990	July 1, 2004	40

Kentfield, CA	Long term acute care hospital	2,520,000	4,765,176	—	—	2,520,000	4,765,176	7,285,176	178,694	1963	July 1, 2004	40

Marlton, NJ	Rehabilitation hospital	—	30,903,051	—	—	—	30,903,051	30,903,051	1,158,864	1994	July 1, 2004	40

New Bedford, NJ	Long term acute care hospital	1,400,000	19,772,169	—	—	1,400,000	19,772,169	21,172,169	659,072	1962, 1975, 1992	August 17, 2004	40

Victorville, CA	Acute care general hospital	2,000,000	24,994,553	—	31,270	2,000,000	25,025,823	27,025,823	521,371	1994	February 28, 2005	40

Covington, LA	Long term acute care hospital	821,429	10,238,246	—	10,737	821,429	10,248,983	11,070,412	149,464	1985	June 9, 2005	40

Denham Springs, LA	Long term acute care hospital	428,571	5,340,130	—	24,099	428,571	5,364,229	5,792,800	11,148	1965	June 9, 2005	40

Redding, CA	Rehabilitation hospital	—	19,952,023	—	—	—	19,952,023	19,952,023	249,400	1993	June 30, 2005	40

Sherman Oaks, CA	Acute care general hospital	5,290,000	13,586,688	—	32,151	5,290,000	13,618,839	18,908,839	—	1956	December 30, 2005	40

Chino, CA	Acute care general hospital	2,220,000	18,027,131	—	59,479	2,220,000	18,086,610	20,306,610	37,623	1972	November 30, 2005	40

Houston, TX (Hospital)	Acute care general hospital	8,039,948	31,360,555	—	—	8,039,948	31,360,555	39,400,503	130,416	2005	November 8, 2005	40

Houston, TX (MOB)	Medical Office Building	1,534,727	15,474,146	—	—	1,534,727	15,474,146	17,008,873	91,216	2005	October 7, 2005	40

		$31,004,675	$250,360,704	$—	$157,736	$31,004,675	$250,518,440	$281,523,115	$5,260,219

	December 31, 2005	December 31, 2004

COST
Balance at beginning of period	$122,057,232	$—
Additions during the period
Acquisitions	159,308,147	—
Additions to carrying cost	157,736	122,057,232

Balance at end of period	$281,523,115	$122,057,232

	December 31, 2004	December 31, 2003

ACCUMULATED DEPRECIATION
Balance at beginning of period	$1,311,757	$—
Additions during the period
Depreciation	3,948,462	1,311,757

Balance at end of period	$5,260,219	$1,311,757

(1)	The gross cost for Federal income tax purposes is $260,184,632.

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Principal
Amount of
Loans
Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Alliance Hospital	10.0%	2020		(1)	$40,000,000	$40,000,000	(2)

					$40,000,000	$40,000,000

See accompanying notes to this schedule on the following page.

(1)	There were no prior liens on loan as of December 31, 2005.

(2)	The mortgage loan was not delinquent with respect to principal or interest.

(3)	Reconciliation of “Mortgage Loans on Real Estate:”

	Year Ended December 31,
	2005	2004

Balance at beginning of year	$—	$—
Additions during year:
New mortgage loans and additional advances on existing loans	46,000,000	—
Interest income added to principal	—	—
Amortization of discount	—	—

	46,000,000	—
Deductions during year:
Settled through acquisition of real estate	6,000,000	—
Collection of principal	—	—
Foreclosure	—	—

	6,000,000	—

Balance at end of year	$40,000,000	$—

Report of Independent Registered Public Accounting Firm

To the Sole Member of
Vibra Healthcare, LLC:

We have audited the accompanying consolidated balance sheet of Vibra Healthcare, LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and changes in member’s deficit, and cash flows for the year ended December 31, 2005 and the period from inception (May 14, 2004) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vibra Healthcare, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from inception (May 14, 2004) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  Parente Randolph, LLC

Harrisburg, Pennsylvania
March 27, 2006

Vibra Healthcare, LLC and Subsidiaries

Consolidated Balance Sheet
December 31, 2005 and 2004

		December 31,
	December 31, 2005	2004

Assets
Current assets:
Cash and cash equivalents	$3,018,829	$2,280,772
Patient accounts receivable, net of allowance for doubtful collections of $1,689,000 and $777,000 at December 31, 2005 and 2004, respectively	22,751,868	17,319,154
Third party settlements receivable	575,658	346,141
Prepaid insurance	1,969,240	719,480
Deposit for workers’ compensation claims	—	1,375,000
Other current assets	964,268	518,650

Total current assets	29,279,863	22,559,197
Restricted investment	100,000	—
Property and equipment, net	17,638,222	2,662,546
Goodwill	22,629,663	24,510,296
Intangible assets	5,140,000	4,260,000
Deposits	4,028,604	3,485,387
Deferred financing and lease costs	1,970,073	1,543,424

Total assets	$80,786,425	$59,020,850

Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$58,377	$—
Current maturities of obligations under capital leases	471,548	—
Accounts payable	5,080,042	5,142,345
Accounts payable — related parties	233,977	262,144
Accrued liabilities	6,260,283	4,387,292
Accrued insurance claims	1,054,202	1,441,516

Total current liabilities	13,158,429	11,233,297
Accrued insurance claims	2,470,507	—
Deferred rent	6,501,674	2,460,308
Long-term debt	51,572,156	49,141,945
Long-term obligations under capital leases	17,860,209	—

Total liabilities	91,562,975	62,835,550
Member’s deficit	(10,776,550)	(3,814,700)

Total liabilities and member’s deficit	$80,786,425	$59,020,850

The accompanying notes are an integral part of these consolidated financial statements.

Vibra Healthcare, LLC and Subsidiaries

Consolidated Statement of Operations and Changes in Member’s Deficit
For the Year ended December 31, 2005, and the Period May 14, 2004
(date of inception) to December 31, 2004

	2005	2004

Revenue:
Net patient service revenue	$129,334,067	$48,266,019

Expenses:
Cost of services	90,828,708	34,528,924
General and administrative	15,708,954	5,631,229
Rent expense	21,149,624	8,859,233
Interest expense	6,056,709	2,293,402
Management fee — Vibra Management, LLC	2,636,886	982,668
Depreciation and amortization	1,384,821	302,194
Bad debt expense	912,469	776,780

Total expenses	138,678,171	53,374,430

Loss from operations	(9,344,104)	(5,108,411)
Non-operating revenue	2,382,254	1,293,711

Net loss	(6,961,850)	(3,814,700)
Member’s deficit — beginning	(3,814,700)	—

Member’s deficit — ending	$(10,776,550)	$(3,814,700)

The accompanying notes are an integral part of these consolidated financial statements

Vibra Healthcare, LLC and Subsidiaries

Consolidated Statement of Cash Flows
For the Year ended December 31, 2005, and the Period May 14, 2004
(date of inception) to December 31, 2004

	2005	2004

Operating activities:
Net loss	$(6,961,850)	$(3,814,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384,821	302,194
Provision for bad debts	912,469	776,780
Changes in operating assets and liabilities, net of effects from acquisition of business:
Patient accts. receivable including third party settlements	(7,211,018)	(4,801,250)
Prepaids and other current assets	(1,596,402)	(2,257,611)
Deposits	1,304,283	(133,671)
Accounts payable	(90,470)	2,146,675
Accrued liabilities	3,956,184	1,608,634
Deferred rent	4,041,366	2,460,308

Net cash used in operating activities	(4,260,617)	(3,712,641)

Investing activities:
Net asset settlement from seller	2,516,951	—
Purchase of restricted investment	(100,000)	—
Purchases of property and equipment	(1,162,556)	(167,900)
Assets acquired in business acquisition	(284,292)	201,280

Net cash provided by investing activities	970,103	33,380

Financing activities:
Borrowings under revolving credit facility	115,535,779	—
Repayments of revolving credit facility	(105,541,745)	—
Borrowings under capital leases	2,181,898	—
Repayment of capital leases	(207,648)	—
Borrowings under other long-term debt	99,000	6,050,458
Repayment of long-term debt	(7,761,471)	—
Payment of deferred financing costs	(277,242)	(90,425)

Net cash provided by financing activities	4,028,571	5,960,033

Net increase in cash and cash equivalents	738,057	2,280,772
Cash and cash equivalents — beginning	2,280,772	—

Cash and cash equivalents — ending	$3,018,829	$2,280,772

Supplemental cash flow information:
Cash paid for interest	$6,056,709	$2,293,402

Supplemental disclosure of non-cash investing and financing activities:
Deferred financing costs funded by revolving credit facility and MPT leases	$352,627	$1,500,000

Business acquisition adjustment of goodwill	$636,318	$—

Building and equipment acquisition funded by MPT capital lease	$14,270,000	$—

License acquisition funded by MPT capital lease	$880,000	$—

Lease deposit funded by MPT capital lease and notes	$472,500	$3,296,365

Equipment purchases funded by capital leases	$539,405	$—

Notes issued relating to acquisition	$—	$38,093,842

The accompanying notes are an integral part of these consolidated financial statements.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended December 31, 2005, and the Period May 14, 2004
(date of inception) to December 31, 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vibra Healthcare, LLC (“Vibra” and the “Company”) was formed May 14, 2004, and commenced operations with the acquisition of four independent rehabilitation hospitals (“IRF”) and two long-term acute care hospitals (“LTACH”) located throughout the United States on July 1, 2004 and August 17, 2004, respectively. On June 30, 2005, Vibra acquired an IRF that has been converted to a LTACH effective January 1, 2006. Vibra, a Delaware limited liability company (“LLC”), has an infinite life. The member’s liability is limited to the capital contribution. Vibra was previously named Highmark Healthcare LLC until a name change in December 2004. Vibra’s wholly-owned subsidiaries consist of:

Subsidiaries	Location

92 Brick Road Operating Company LLC	Marlton, NJ
4499 Acushnet Avenue Operating Company LLC	New Bedford, MA
1300 Campbell Lane Operating Company LLC	Bowling Green, KY
8451 Pearl Street Operating Company LLC	Thornton, CO
7173 North Sharon Avenue Operating Company LLC	Fresno, CA
1125 Sir Francis Drake Boulevard Operating Company LLC	Kentfield, CA
Northern California Rehabilitation Hospital, LLC	Redding, CA

The Company provides long-term acute care hospital services and inpatient acute rehabilitative hospital care at its hospitals. Patients in the Company’s LTACHs typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in the Company’s IRFs typically suffer from debilitating injuries including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. The Company also operates eleven outpatient clinics affiliated with six of its seven hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries controlled through its sole membership interests in limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patient Accounts Receivable

Patient accounts receivable are reported at net realizable value. Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts. The allowance for doubtful collections is estimated based upon a periodic review of the accounts receivable aging, payor classifications and application of historical write-off percentages.

Inventories

Inventories of pharmaceuticals and pharmaceutical supplies are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis. These inventories totaled $530,849 and $363,720 at December 31, 2005 and 2004, respectively, and are included in other current assets in the accompanying consolidated balance sheet.

Restricted Investment

The restricted investment consists of a five year certificate of deposit with a local bank pledged as collateral for a letter of credit benefiting the California Department of Health Services (“CDHS”). CDHS can draw on the letter of credit to reimburse any Medicaid overpayments.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Building under capital lease	Lesser of 15 years or remaining lease term
Leasehold improvements	Lesser of 15 years or remaining lease term
Furniture and equipment	2-7 years

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable.

Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually or more frequently if impairment indicators arise. The review requires the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. For each of the reporting units, the estimated fair value is determined using multiples of earnings before interest, income taxes, depreciation, amortization and rents (EBITDAR) from current transaction information.

Management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets, other than goodwill, consist of values assigned to certificates of need (“CONs”) and licenses. The useful life of each class of intangible assets is as follows:

Goodwill	Indefinite
Certificates of Need/Licenses	Indefinite

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing and Lease Costs

Costs and fees incurred in connection with the MPT acquisition note and leases and the Merrill Lynch revolving credit facility have been deferred and are being amortized over the term of the loans and leases using the straight-line method, which approximates the effective interest method. Amortization expense was $203,220 and $47,000 for the year ended December 31, 2005 and the period May 14, 2004 to December 31, 2004, respectively.

Insurance Risk Programs

Under the Company’s insurance programs, the Company is liable for a portion of its losses. The Company estimates its liability for losses based on historical trends that will be incurred in a respective accounting period and accrues that estimated liability. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. The Company has accrued $3,524,709 and $1,441,516 related to these programs at December 31, 2005 and 2004, respectively. A deposit for workers’ compensation claims of $1,375,000 at December 31, 2004, consisted of cash provided to Vibra’s insurance carrier to fund workers’ compensation claims. In February 2005, Vibra used $1,375,000 of its borrowing base on the Merrill Lynch loan to collateralize a letter of credit for the claims and the cash deposit was refunded.

Deferred Rent

The excess of straight line rent expense over rent paid is credited to deferred rent on a monthly basis. At December 31, 2005 and 2004, rent expense exceeded rent paid on a cumulative basis by $6,501,674 and $2,460,308, respectively.

Revenue Recognition

Net patient service revenue consists primarily of charges to patients and are recognized as services are rendered. Net patient service revenue is reported net of provisions for contractual adjustments from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net patient service revenue. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Patient accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

A significant portion of the Company’s net patient service revenue is generated directly from the Medicare and Medicaid programs. As a provider of services to these programs, the Company is subject to extensive regulations. The inability of a hospital to comply with regulations can result in changes in that hospital’s net patient service revenue generated from these programs. The following table shows the percentage of the Company’s patient service receivables from Medicare and Medicaid.

	December 31
	2005	2004

Medicare	52%	46%
Medicaid	26%	21%

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s net patient service revenues from the Medicare and Medicaid programs as a percentage of total consolidated net patient service revenue:

	Year Ended	Period May 14, 2004
	December 31,	to December 31,
	2005	2004

Medicare	66%	63%
Medicaid	12%	13%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and patient accounts receivables. The Company deposits its cash with large banks. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare and Medicaid represent the Company’s primary concentration of credit risk. Cash and cash equivalent balances on deposit with any one financial institution are insured to $100,000.

Fair Value of Financial Instruments

The Company has various assets and liabilities that are considered financial instruments. The Company estimates that the carrying value of its current assets, current liabilities and long-term debt approximates their fair value.

Income Taxes

Vibra and its subsidiaries have elected to be a LLC for federal and state income tax purposes. In lieu of corporate income taxes, the member of a LLC is taxed on its proportionate share of the Company’s taxable income or loss. Therefore, no provision or liability for federal or state income taxes has been provided for in the consolidated balance sheet or consolidated statement of operations.

2.	ACQUISITIONS

In July and August 2004, Vibra entered into agreements with Medical Properties Trust, Inc. (MPT) to acquire the operations of six specialty hospitals. MPT, a healthcare real estate investment trust based in Birmingham, Alabama, acquired the real estate for approximately $127.4 million and assigned to Vibra its rights to acquire the operations of the hospitals from Care One Realty (Care) of Hackensack, New Jersey for approximately $38.1 million net of cash acquired and $7.5 million of liabilities assumed which was financed by MPT. The assignment of the LLC interests to Vibra transferred the operations, assets and liabilities of each LLC. The purchase price of the operations has been allocated to net assets acquired, and liabilities assumed based on appraisals. The excess of the amount of purchase price over the net asset value, including identifiable intangible assets, was allocated to goodwill. The purchase price was negotiated based on management’s evaluation of future operational performance of the hospitals as a group under Vibra. The results of operations of the hospitals acquired have been included in the

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated financial statements since the date of acquisition. The following table summarizes the acquisition date and other relevant information regarding each hospital:

Location	Type	Beds		Acquisition Date

Marlton, NJ	IRF	46	(1)	July 1, 2004
Bowling Green, KY	IRF	60		July 1, 2004
Fresno, CA	IRF	62		July 1, 2004
Kentfield, CA	LTACH	60		July 1, 2004
New Bedford, MA	LTACH	90		August 17, 2004
Thornton, CO	IRF	117	(2)	August 17, 2004

(1) Vibra subleases a floor of the Marlton building to an unaffiliated provider which operates 30 pediatric rehabilitation beds which are in addition to the 46 beds operated by Vibra.

(2) This includes beds operating as LTACH, skilled nursing (SNF) and psychiatric. Colorado regulations require an IRF license designation for LTACH beds.

Information with respect to the businesses acquired in these transactions is as follows:

Notes issued, net of cash acquired	$38,093,842
Liabilities assumed	7,477,988

45,571,830
Fair value of assets acquired:
Patient accounts receivable	(13,640,825)
Property and equipment	(2,749,840)
CONs/Licenses	(4,260,000)
Other	(410,869)

Cost in excess of fair value of net assets acquired (goodwill) at December 31, 2004	$24,510,296
Adjustment of fair value of acquired accounts receivable	636,318
Post closing working capital adjustment received from Seller in December 2005	(2,516,951)

Cost in excess of fair value of net assets acquired (goodwill) at December 31, 2005	$22,629,663

On June 30, 2005, under the terms of a purchase agreement, Vibra acquired the building, equipment, inventory and license of an 88 bed specialty hospital in Redding, California, for $15.4 million. The hospital currently operates with 24 IRF beds and 54 skilled nursing beds. The hospital is also licensed for 14 acute care beds that are currently not in service. On January 1, 2006, Vibra converted the existing 24 IRF beds to LTACH. During 2006 Vibra expects to convert 30 of the SNF beds to LTACH. Simultaneously with the closing of the acquisition, Vibra entered into an agreement with MPT for the sale of the building associated with this hospital to MPT and leased it back from MPT under an $18 million capital lease. An additional $2.75 million can be drawn under the lease agreement upon the completion of certain building renovations and the LTACH conversion. The purchase price of the operations has been allocated to net assets acquired, and liabilities assumed based on an appraisal. The land on which the hospital is built is subject to a land lease, which Vibra assumed from the seller. The purchase price was negotiated based on management’s evaluation of future operational performance of the hospital under Vibra. The results of operations of the hospital acquired have been included in the Company’s consolidated financial statements since the date of acquisition.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to the business acquired in this transaction is as follows:

Capital lease	$18,000,000
Cash paid by Vibra for the building	185,316
Cash paid by Vibra for the inventory	98,976

$18,284,292
Less other assets arising from the transaction:
Cash to Vibra	(2,181,898)
Lease deposit funded	(472,500)
Deferred financing costs	(195,602)

Fair value of assets acquired	$15,434,292

Fair value of assets acquired:
Building	$14,087,816
Furniture and equipment	367,500
Licenses	880,000
Inventory	98,976

$15,434.292

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005
	Direct Ownership	Under Capital Leases	Total

Building	$47,873	$14,087,816	$14,135,689
Leasehold improvements	576,507	—	576,507
Furniture and equipment	3,868,005	493,909	4,361,914

	4,492,385	14,581,725	19,074,110
Less: accumulated depreciation and amortization	931,561	504,327	1,435,888

Total	$3,560,824	$14,077,398	$17,638,222

December 31, 2004
Direct Ownership

Leasehold improvements	$48,055
Furniture and equipment	2,869,685

2,917,740
Less: accumulated depreciation and amortization	255,194

Total	$2,662,546

Depreciation expense was $1,181,601 and $255,194 for the year ended December 31, 2005 and the period May 14, 2004 to December 31, 2004, respectively.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DEPOSITS

The facility lease agreements with MPT require deposits equal to three months rent. The funds are on deposit with MPT in non-interest bearing accounts. Deposits consist of the following:

	December 31,
	2005	2004

MPT lease deposits	$3,768,865	$3,296,365
Other deposits	259,739	189,022

Total	$4,028,604	$3,485,387

The Company also funded a deposit for workers’ compensation claims of $1,375,000 at December 31, 2004.

5.	INTANGIBLE ASSETS

The Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not subject to periodic amortization but are instead reviewed annually as of June 30, or more frequently if impairment indicators arise. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. The following table summarizes intangible assets:

	December 31,
	2005	2004

Goodwill	$22,629,663	$24,510,296

CONs/Licenses	$5,140,000	$4,260,000

The CONs/Licenses have not been amortized as they have indefinite lives.

6.	LONG-TERM DEBT

The components of long-term debt are shown in the following table:

	December 31,
	2005	2004

MPT 10.25% hospital acquisition notes	$41,415,988	$49,141,945
Merrill Lynch $17 million revolving credit facility	10,151,059	—
Other	63,486	—

	$51,630,533	$49,141,945
Less: current maturities	58,377	—

	$51,572,156	$49,141,945

At December 31, 2004, MPT had advanced $49,141,945 to Vibra under four notes for the hospital acquisition and working capital. Three notes for working capital and transaction fees totaling $7,725,957 were interest only, with a balloon payment due on March 31, 2005. Vibra may prepay the notes at any time without penalty.

The hospital acquisition note is interest only through June 2007, and then amortized over the next 12 years with a final maturity in 2019. Substantially all of the assets of Vibra and its subsidiaries, as well as Vibra’s membership interests in its subsidiaries, secure the MPT note. In addition the member of Vibra, an affiliated company owned by the member and Vibra Management, LLC have jointly and severally guaranteed the notes payable to MPT, although the obligation of the member is limited to $5 million and his membership interest in Vibra. A default in any of the MPT lease terms will also constitute a default under the notes.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revolving credit facility has a balloon maturity on February 8, 2008. Interest is payable monthly at the rate of 30 day LIBOR plus 3% (7.39% as of December 31, 2005). The loan is secured by a first position in the Company’s accounts receivable through an intercreditor agreement with MPT. Up to $20 million can be borrowed based on a formula of qualifying accounts receivable. A portion of the proceeds were used to pay off $7,725,957 in working capital and transaction fee notes to MPT which had a maturity of March 31, 2005. The Company is subject to various financial and non-financial covenants under the credit facility. A default in any of the MPT note and lease terms will also constitute a default under the credit facility.

Other long-term debt consists of a bank loan for equipment, furniture and fixtures. The equipment purchased is pledged as collateral for the loan. The loan is payable in monthly installments of $5,000 plus interest at a fixed rate of 6.7%.

Maturities of long-term debt for the next five years are as follows:

December 31	(in thousands)

2006	$58,377
2007	907,337
2008	12,099,698
2009	2,158,030
2010	2,389,922
Thereafter	34,017,169

$51,630,533

7.	RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Vibra Management, LLC (a company affiliated through common ownership) to provide management services to each hospital. The services include information system support, legal counsel, accounting/tax, human resources, program development, quality management and marketing oversight. The agreements call for a management fee equal to 2% to 3% of net patient service revenue, and are for an initial term of five years with automatic one-year renewals. Management fee expense amounted to $2,636,886 and $982,668 for the year ended December 31, 2005 and the period May 14, 2004 to December 31, 2004, respectively. At December 31, 2005 and 2004, $233,977 and 164,007 was payable to Vibra Management, LLC and is included in accounts payable — related party in the accompanying consolidated balance sheet.

The spouse of the member of the Company provided legal consulting services to the Company on the hospital acquisition and on various operational licensing and financing matters. During the period from inception through December 31, 2004, legal consulting services from this person totaled $176,187, of which $98,137 was payable at December 31, 2004. The balance was paid during 2005, and no additional services were provided.

8.	OPERATING LEASES

Vibra entered into triple-net long-term real estate operating leases with MPT at each of the six hospitals leased from MPT in 2004. Each lease is for an initial term of 15 years and contains renewal options at Vibra’s option for three additional five-year terms. The base rate at commencement is calculated at 10.25% of MPT’s adjusted purchase price of the real estate (“APP”). The base rate increases to 12.23% of APP effective July 1, 2005. Beginning January 1, 2006, and each January 1, thereafter, the base rate increases by an inflator of 2.5% (i.e. base rate becomes 12.54% of APP on January 1, 2006).

Each lease also contains a percentage rent provision (“Percentage Rent”). Beginning January 1, 2005, if the aggregate monthly net patient service revenues of the six hospitals exceed an annualized net patient service revenue run rate of $110,000,000, additional rent equal to 2% of monthly net patient service revenue is triggered. The

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage rent is payable within ten days after the end of the applicable quarter. The percentage rent declines from 2% to 1% on a pro rata basis as Vibra repays the $41.416 million in notes to MPT. Percentage rents totaling $2,277,447 are included in rent expense in the accompanying consolidated statement of operations for 2005. Vibra has the option to purchase the leased property at the end of the lease term, including any extension periods, for the greater of the fair market value of the leased property, or the purchase price increased by 2.5% per annum from the commencement date.

Commencing on July 1, 2005, Vibra must make quarterly deposits to a capital improvement reserve at the rate of $375 per quarter per bed, or $652,500 on an annual basis, for all hospitals leased from MPT. The reserve may be used to fund capital improvements and repairs as agreed to by the parties. To date, Vibra’s expenditures for capital improvements have exceeded the deposit requirements and no deposits have been made.

Beginning with the quarter ending September 30, 2006, the MPT leases will be subject to various financial covenants including limitations on total debt to 100% of the total capitalization of the guarantors (as defined) or 4.5 times the 12 month total EBITDAR (as defined) of the guarantors whichever is greater, coverage ratios of 125% of debt service and 150% of rent (as defined), and maintenance of average daily patient census. A default in any of the loan terms will also constitute a default under the leases. All of the MPT leases are cross defaulted.

Vibra has also entered into operating leases for six outpatient clinics which expire on various dates through 2011, and a billing software system that expires November 2007. These leases are classified as “other” in the table below. The Redding hospital land is leased from a prior owner under a triple net lease that expires in November 2075. The lease has monthly payments of $1,483. The lease payments increase annually by 4% each November until lease expiration.

Minimum future lease obligations on the operating leases are as follows (in thousands):

	MPT		Redding Land
December 31	Rent Obligation	Other	Lease	Total

2006	$16,082,461	$882,675	$18,563	$16,983,699
2007	16,484,523	1,050,768	19,305	17,554,596
2008	16,896,636	251,230	20,078	17,167,944
2009	17,319,052	241,272	20,880	17,581,204
2010	17,752,028	241,272	21,716	18,015,016
Thereafter	170,713,218	60,318	7,861,147	178,634,683

	$255,247,918	$2,727,535	$7,961,689	$265,937,142

Substantially, all of the assets of Vibra and its subsidiaries, as well as Vibra’s membership interests in its subsidiaries, secure the MPT leases. In addition the member of Vibra, an affiliated Company owned by the member, and Vibra Management, LLC have jointly and severally guaranteed the leases to MPT, although the obligation of the member is limited to $5 million and his membership interest in Vibra.

The Company has sublet a floor of its Marlton, NJ hospital to an independent pediatric rehabilitation provider. Three other hospitals have entered into numerous sublease arrangements. These subleases generated rental income of $1,609,257 and $884,913 for the year ended December 31, 2005 and the period May 14, 2004 to December 31,

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, respectively, which is included in non-operating revenue in the accompanying consolidated statement of operations. The following table summarizes amounts due under sub leases (in thousands):

December 31
2006	$1,144,424
2007	1,170,174
2008	1,196,503
2009	1,223,424
2010	1,250,951
Thereafter	3,362,705

$9,348,181

9.	OBLIGATIONS UNDER CAPITAL LEASES

On June 30, 2005, Vibra entered into a triple-net real estate lease with MPT on the Redding, California property. The lease is for an initial term of 15 years and contains renewal options at Vibra’s option for three additional five year terms. The initial lease base rate is 10.5% of MPT’s APP. Beginning January 1, 2006, and each January 1 thereafter, the base rate increases by the greater of 2.5% or by the increase in the consumer price index from the previous adjustment date. (Rate adjusted to 10.685 at January 1, 2006, based on CPI prorated for July 1, 2005 start date.) An additional $2.75 million can be drawn under the lease agreement upon the completion of certain building renovations and the conversion of the operations to a LTACH.

The Redding lease does not contain a purchase option or percentage rent provisions. Commencing January 1, 2006, Vibra must make quarterly deposits to a capital improvement reserve at the rate of $375 per bed per quarter, or $132,000 on an annual basis. To date, Vibra’s expenditures for capital improvements have exceeded the deposit requirements and no deposits have been made.

In March, 2006, Vibra and MPT entered into a lease amendment to delay the measurement of the Redding covenants. Beginning July, 2007, the Redding lease is subject to a covenant limiting total debt to 100% of the total capitalization of the guarantors (as defined) or 4.5 times the 12 month total EBITDAR (as defined) of the guarantors whichever is greater. Redding is also subject to the following financial covenants relating to EBITDAR coverage:

	Fixed Charge	Lease Payment
	Coverage Required	Coverage Required

Six months ended June 30, 2007	100%	120%
Nine months ended September 30, 2007	100%	120%
Twelve months ended December 31, 2007 and thereafter	125%	150%

Other capital leases consist of equipment financing. The equipment is pledged as collateral for the lease.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes the future minimum lease payments under capital leases together with the net minimum lease payments:

	MPT
December 31	Redding Lease	Other	Total

2006	$1,922,395	179,633	$2,102,028
2007	1,970,454	154,487	2,124,941
2008	2,019,716	131,454	2,151,170
2009	2,070,209	88,040	2,158,249
2010	2,121,964	19,056	2,141,020
Thereafter	23,273,273	—	23,273,273

Total minimum lease payments	33,378,011	572,670	33,950,681
Less amount representing interest (imputed rate 9%)	(15,517,691)	(101,233)	(15,618,924)

Present value of net minimum lease payments	$17,860,320	471,437	$18,331,757

Substantially, all of the assets of Vibra and its subsidiaries, as well as Vibra’s membership interests in its subsidiaries, secure the MPT leases. In addition the member of Vibra, an affiliated Company owned by the member, and Vibra Management, LLC have jointly and severally guaranteed the leases to MPT, although the obligation of the member is limited to $5 million and his membership interest in Vibra.

10.	COMMITMENTS AND CONTINGENCIES

  Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated (including claims against the hospitals under prior ownership). In the opinion of management, the outcome of these actions will not have a material effect on consolidated financial position or results of operations of the Company.

  California Medicaid

The Company has recently fulfilled change of ownership requirements imposed by Medi-Cal, the California Medicaid administrator that date back to the prior owners’ acquisition of the California hospitals. Accounts receivable at December 31, 2005 and 2004, respectively, include $2,066,509 and $1,015,959 due from Medi-Cal, including $657,000 prior to the acquisition. The Company is in the process of submitting bills for services provided from July 2003 to present and expects payment by September 30, 2006.

  California Seismic Upgrade

For earthquake protection California requires hospitals to receive an approved Structural Performance Category 2 (SPC-2) by January 1, 2008, to maintain its license. Hospitals may request a five year implementation extension. The Fresno and Redding, CA hospitals are expected to meet the SPC-2 standard by January 1, 2008, with capital outlays that are not material to the consolidated financial statements. The Kentfield, CA hospital has received a five year extension to meet the requirement. Management is in preliminary consultations with consulting architects and engineers to develop a plan for Kentfield to meet the requirements. The capital outlay required to meet the standards at Kentfield cannot be determined at this time.

  Medicare LTACH Proposed Reimbursement Changes

In January 2006, the Centers for Medicare and Medicaid Services proposed reimbursement changes for LTACHs. If enacted, the reimbursement changes would be effective for patient discharges after July 1, 2006.

VIBRA HEALTHCARE, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has estimated the effect of the proposal and does not believe the reimbursement changes, if enacted, would have a material effect on the Company’s financial statements.

11.	RETIREMENT SAVINGS PLAN

In November 2004, the Company began sponsorship of a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 15% of their salary. The Company matches 25% of the first 3% of compensation employees contribute to the plan. The employees vest in the employer contributions over a five-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $165,629 and $21,310 for the year ended December 31, 2005 and the period May 14, 2004 to December 31, 2004, respectively.

12.	SEGMENT INFORMATION

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

The Company’s segments consist of (i) IRFs and (ii) LTACHs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on loss from operations.

The following table summarizes selected financial data for the Company’s reportable segments:

For the year ended December 31, 2005	IRF	LTACH	Other	Total

Net patient service revenue	$55,727,159	$73,606,908	$—	$129,334,067
Net loss from operations	(6,829,185)	(1,728,917)	(786,002)	(9,344,104)
Interest expense	2,954,985	3,101,724	—	6,056,709
Depreciation and amortization	404,873	885,457	94,491	1,384,821
Deferred rent	4,607,847	1,893,827	—	6,501,674
Total assets	32,804,341	46,660,492	1,321,592	80,786,425
Purchases of property and equipment	248,036	909,519	5,001	1,162,556
Goodwill	16,721,881	5,907,782	—	22,629,663

For the period May 14, 2004 to
December 31, 2004	IRF	LTACH	Other	Total

Net patient service revenue	$24,741,573	$23,524,446	$—	$48,266,019
Net loss from operations	(3,649,867)	(1,395,339)	(63,205)	(5,108,411)
Interest expense	1,493,279	800,123	—	2,293,402
Depreciation and amortization	185,746	116,448	—	302,194
Deferred rent	1,833,216	627,092	—	2,460,308
Total assets	32,175,207	26,702,535	143,108	59,020,850
Purchases of property and equipment	75,582	92,318	—	167,900
Goodwill	16,664,491	7,845,805	—	24,510,296

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Amended and Restated Bylaws
3	.3(3)	Articles of Amendment to Second Amended and Restated Articles of Incorporation
4	.1(1)	Form of Common Stock Certificate
4	.2(1)	Registration Rights Agreement among Registrant, Friedman, Billings, Ramsey & Co., Inc. and certain holders of the Registrant’s common stock, dated April 7, 2004
10	.1(1)	First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(1)	Amended and Restated 2004 Equity Incentive Plan
10	.3(1)	Employment Agreement between the Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.4(1)	First Amendment to Employment Agreement between the Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.5(1)	Employment Agreement between the Registrant and Emmett E. McLean, dated September 10, 2003
10	.6(1)	Employment Agreement between the Registrant and R. Steven Hamner, dated September 10, 2003
10	.7(1)	Amended and Restated Employment Agreement between the Registrant and William G. McKenzie, dated September 10, 2003
10	.8(1)	Lease Agreement between MPT West Houston MOB, L.P. and Stealth L.P., dated June 17, 2004
10	.9(1)	Lease Agreement between MPT West Houston Hospital, L.P. and Stealth L.P., dated June 17, 2004
10	.10(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.11(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.12(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.13(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.14(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.18(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.19(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.20(1)	Third Amended and Restated Lease Agreement between Kentfield THCI Holding Company, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC, dated December 20, 2004
10	.21(1)	First Amendment to Third Amended and Restated Lease Agreement between Kentfield THCI Holding Company, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC, dated December 31, 2004

Exhibit
Number		Exhibit Title

10	.22(1)	Loan Agreement between Colonial Bank, N.A., and MPT West Houston MOB, L.P., dated December 17, 2004
10	.23(1)	Loan Agreement between Colonial Bank, N.A., and MPT West Houston Hospital, L.P., dated December 17, 2004
10	.24(1)	Loan Agreement between Merrill Lynch Capital and 4499 Acushnet Avenue, LLC, 8451 Pearl Street, LLC, 92 Brick Road, LLC, 1300 Campbell Lane, LLC, Kentfield THCI Holding Company, LLC and San Joaquin Health Care Associates, LP, dated December 31, 2004
10	.25(1)	Payment Guaranty made by the Registrant and MPT Operating Partnership, L.P. in favor of Merrill Lynch Capital, dated December 31, 2004
10	.26(1)	Purchase Agreement among THCI Company, LLC, THCI of California, LLC, THCI of Massachusetts, LLC, THCI Mortgage Holding Company, LLC and MPT Operating Partnership, L.P., dated May 20, 2004
10	.27(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Victorville, LLC, Prime A Investments, L.L.C., Desert Valley Health System, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated February 28, 2005
10	.28(1)	Lease Agreement between MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10	.29(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10	.30(1)	Employment Agreement between the Registrant and Michael G. Stewart, dated April 28, 2005
10	.31(1)	Letter of Commitment between MPT Operating Partnership, L.P. and Monroe Hospital Operating Hospital, dated February 28, 2005
10	.32(1)	Letter of Commitment between MPT Operating Partnership, L.P., Covington Healthcare Properties, LLC and Denham Springs Healthcare Properties, LLC, dated March 14, 2005
10	.33(1)	Letter of Commitment between MPT Operating Partnership, L.P. and North Cypress Medical Center Operating Partnership, Ltd., dated March 16, 2005
10	.34(1)	Letter of Commitment between MPT Operating Partnership, L.P., Hammond Healthcare Properties, LLC and Hammond Rehabilitation Hospital, LLC, dated April 1, 2005
10	.35(1)	Letter of Commitment between MPT Operating Partnership, L.P. and Diversified Specialty Institutes, Inc., dated March 3, 2005
10	.36(1)	Amendment to Letter of Commitment between MPT Operating Partnership, L.P. and Diversified Specialty Institutes, Inc., dated March 31, 2005
10	.37(1)	Letter of Commitment between MPT Operating Partnership, L.P., MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10	.38(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10	.39(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.40(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.41(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.42(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.43(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

Exhibit
Number		Exhibit Title

10	.44(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.45(1)	Amendment to the First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.46(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10	.47(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10	.48(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10	.49(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10	.50(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10	.51(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10	.52(1)	Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Guardian Postacute Services, Inc., dated November 14, 1997
10	.53(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.54(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10	.55(1)	Form of Indemnification Agreement between the Registrant and executive officers and directors
10	.56(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005, as corrected.
10	.57(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005.
10	.58(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005.
10	.59(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005.
10	.60(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.61(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.62(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005.
10	.63(1)	First Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated September 2, 2005.
10	.64(4)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., the borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto.
10	.65(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005.
10	.66(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005.

Exhibit
Number		Exhibit Title

10	.67(1)	Loan Agreement among MPT Operating Partnership, L.P., MPT of Odessa Hospital, L.P., Alliance Hospital, Ltd. and SRI-SAI Enterprises, Inc., dated December 23, 2005.
10	.68(1)	Promissory Note by Alliance Hospital, Ltd. In favor of MPT of Odessa Hospital, L.P., dated December 23, 2005.
10	.69(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005, as corrected.
10	.70(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005, as corrected.
10	.71(5)	First Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated September 2, 2005.
10	.72(5)	Second Amendment to Lease Agreement between MPT West Houston Hospital, L.P. and Stealth, L.P., dated February 28, 2006.
21.1		Subsidiaries of the Registrant
23	.1(5)	Consent of KPMG LLP
23.2		Consent of Parente Randolph, LLC
31	.1(5)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31	.2(5)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
	32(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on November 2, 2005.

(5)	Included in this Form 10-K.