Form 10-Q
period 2006-03-31
MEDICAL PROPERTIES TRUST INC
filed 2006-05-11
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of May 11, 2006, the registrant had 40,055,064 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31,2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate assets
Land	$33,012,463	$31,004,675
Buildings and improvements	255,514,029	250,518,440
Construction in progress	72,612,522	45,913,085
Intangible lease assets	9,666,192	9,666,192
Mortgage loan	40,000,000	40,000,000

Gross investment in real estate assets	410,805,206	377,102,392
Accumulated depreciation	(6,842,983)	(5,260,219)
Accumulated amortization	(783,715)	(622,612)

Net investment in real estate assets	403,178,508	371,219,561

Cash and cash equivalents	5,424,613	59,115,832
Interest and rent receivable	8,857,064	6,923,091
Straight-line rent receivable	9,210,670	7,909,213
Loans receivable	48,748,111	48,205,611
Other assets	7,488,349	7,800,238

Total Assets	$482,907,315	$501,173,546

Liabilities and Stockholders’ Equity
Liabilities
Debt	$75,511,051	$100,484,520
Accounts payable and accrued expenses	24,224,209	19,928,900
Deferred revenue	12,326,691	10,922,317
Lease deposits and other obligations to tenants	11,937,499	11,386,801

Total liabilities	123,999,450	142,722,538

Minority interests	2,238,806	2,173,866

Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 39,419,450 shares at March 31, 2006, and 39,345,105 shares at December 31, 2005	39,419	39,345
Additional paid in capital	360,415,874	359,588,362
Distributions in excess of net income	(3,786,234)	(3,350,565)

Total stockholders’ equity	356,669,059	356,277,142

Total Liabilities and Stockholders’ Equity	$482,907,315	$501,173,546

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Rent billed	$8,821,870	$3,923,049
Straight-line rent	1,301,457	1,345,441
Interest income from loans	2,568,940	1,212,038

Total revenues	12,692,267	6,480,528
Expenses
Real estate depreciation and amortization	1,743,867	842,407
General and administrative	2,544,871	1,750,810

Total operating expenses	4,288,738	2,593,217

Operating income	8,403,529	3,887,311
Other income (expense)
Interest income	176,061	383,772
Interest expense	(537,040)	(711,149)

Net other (expense) income	(360,979)	(327,377)

Income before minority interests	8,042,550	3,559,934
Minority interests in consolidated partnerships	(64,940)	—

Net income	$7,977,610	$3,559,934

Net income per share — basic	$0.20	$0.14
Weighted average shares outstanding — basic	39,428,071	26,099,195
Net income per share — diluted	$0.20	$0.14
Weighted average shares outstanding — diluted	39,501,723	26,103,259
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$7,977,610	$3,559,934
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,792,462	874,730
Amortization of deferred financing costs	247,417	143,172
Straight-line rent revenue	(1,301,457)	(1,345,441)
Deferred fee revenue	(483,510)	(34,964)
Share-based compensation	605,558	75,000
Other adjustments	78,341	—
(Increase) decrease in:
Interest and rent receivable	(268,050)	(328,901)
Other assets	18,259	(837,057)
Increase (decrease) in:
Accounts payable and accrued expenses	3,298,490	(830,828)
Deferred revenue	(10,539)	350,000
Lease deposits and other obligations to tenants	537,297	18,191

Net cash provided by operating activities	12,491,878	1,643,836

Investing activities
Real estate acquired	(7,003,377)	(28,000,000)
Principal received on loans receivable	—	7,725,958
Investment in loans receivable	(310,000)	—
Construction in progress	(26,699,437)	(12,439,331)
Equipment acquired	(2,244)	(15,698)

Net cash used for investing activities	(34,015,058)	(32,729,071)

Financing activities
Additions to debt	4,026,393	19,000,000
Payments of debt	(29,000,000)	(858,333)
Deferred financing and offering costs	—	(440,239)
Distributions paid	(7,194,432)	(2,869,115)
Sale of partnership units	—	762,500

Net cash provided by (used for) financing activities	(32,168,039)	15,594,813

Decrease in cash and cash equivalents for period	(53,691,219)	(15,490,422)
Cash and cash equivalents at beginning of period	59,115,832	97,543,677

Cash and cash equivalents at end of period	$5,424,613	$82,053,255

Interest paid, including capitalized interest of $1,129,417 in 2006 and $395,401 in 2005	$1,419,040	$963,378
Supplemental schedule of non-cash investing activities
Unbilled rent receivables recorded as deferred revenue	$1,665,923	$625,631
Other loans receivable recorded as deferred revenue	232,500	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$8,411,563	$2,869,115
Restricted shares issued to employees in lieu of cash bonus	219,701	—
Additional paid in capital from deferred stock units issued to directors	2,327	75,000
Par value of shares issued for vested restricted common stock	74	—
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
On April 6, 2004, the Company completed the sale of 25.6 million shares of common stock in a private placement to qualified institutional buyers and accredited investors. The Company received $233.5 million after deducting offering costs. On July 8, 2005, the Company completed the sale of 11,365,000 shares of common stock in an initial public offering (IPO) at a price of $10.50 per share. On August 5, 2005, the underwriters purchased an additional 1,810,023 shares at the same offering price, less an underwriting commission of seven percent and expenses, pursuant to their over-allotment option. The proceeds are being used to purchase properties, make mortgage loans, to pay debt and accrued expenses, for working capital, and general corporate purposes.
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
Unaudited Interim Consolidated Financial Statements: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2006 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
In January, 2006, the Company exercised an option to acquire previously leased land on which the Company is developing a general acute care hospital. The Company also increased its investment in land adjacent to one of its general acute care hospitals. These two transactions totaled approximately $6.6 million.
For the three months ended March 31, 2006 and 2005, revenue from Vibra Healthcare, LLC accounted for 54.5% and 95.7%, respectively, of total revenue.
4. Debt
The following is a summary of debt:

	As of March 31, 2006		As of December 31, 2005
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$36,010,178	7.43%	$65,010,178	7.14%
Construction loans	39,500,873	7.08%	35,474,342	6.64%

	$75,511,051		$100,484,520

5. Stock Awards
The Company has adopted the Medical Properties Trust, Inc. 2004 Amended and Restated Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights and performance units. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Company has reserved 4,691,180 shares of common stock for awards under the Equity Incentive Plan. The Equity Incentive Plan contains a limit of 300,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control of the Company, all outstanding and unvested awards will immediately vest. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

SFAS No. 123(R), Share-Based Payment, became effective for annual and interim periods beginning January 1, 2006. The adoption of SFAS No. 123(R) had no material effect on the results of our operations during the three months ended March 31, 2006, nor in any prior period, because substantially all of the Company’s stock based compensation is in the form of restricted share and deferred stock unit awards. The Company’s policy for recording expense from restricted share and deferred stock unit awards was not affected by SFAS No. 123(R). Under SFAS No. 123(R), the additional compensation expense which the Company would have recorded for stock options in the three month periods ended March 31, 2006 and 2005 was not material.
The Company awarded 60,000 stock options to three independent directors in the three month period ended March 31, 2005, with an estimated grant date fair value of $1.86 per option. With those awards, the Company had awarded a total of 100,000 options, all of which were to independent directors. No options have been awarded since that date and none have been exercised. All options have an exercise price of $10 per option (which was the per share value at date of grant) and vested one-third upon grant. The remainder vest one-half on each of the first and second anniversaries of the date of grant, and expire ten years from the date of grant. No other options have been granted.
Options exercisable at March 31, 2006, are as follows:

			Weighted Average
			Remaining
			Contractual Life
Exercise Price	Options Outstanding	Options Exercisable	(years)
$10.00	100,000	66,666	8.6
The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2005, the following assumptions were used to derive the fair values: an option term of four to six years; estimated volatility of 27.75%; a weighted average risk-free rate of return of 4.30%; a dividend yield of 4.80%
Restricted stock awards granted in 2004 and 2005 vest over periods of three to five years, valued at the average price per share of common stock on the date of grant. Certain officers of the Company elected to receive their annual incentive bonus in shares of restricted stock in lieu of cash. Such shares vest at the rate of 25% on the date of election by the officer, and 37.5% on January 1 in each of the following two years. Shares granted under this plan are equivalent to 135% of the amount of cash bonus which the officer would otherwise receive. The price per share was based on the average market price per share on the date of Board approval of the bonuses. The following summarizes restricted stock awarded in 2006:

		Weighted Average Value at
	Shares	Award Date
Outstanding at January 1, 2006	621,460	$10.10
Awarded (bonus election shares)	88,499	$9.93
Vested	(74,345)	$10.08
Forfeited	—	—

Outstanding at March 31, 2006	635,614	$10.05

The value of outstanding restricted shares is charged to compensation expense over the vesting periods. In the three month period ended March 31, 2006, the Company recorded $606,000 of non-cash compensation expense for restricted shares. The Company records expense from share awards over the vesting periods using the straight-line method. The remaining unrecognized cost from share based compensation at March 31, 2006, is approximately $5.7 million. The weighted average period over which compensation cost for restricted share grants will be recognized is approximately 1.25 years. During the three month period ended March 31, 2006, restricted shares which vested had a value of approximately $731,000 on their vesting date.

6. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share – assuming dilution for the three months ended March 31, 2006 and 2005, respectively:

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average number of shares issued and outstanding	39,404,454	26,082,862
Vested deferred stock units	23,617	16,333

Weighted average shares — basic	39,428,071	26,099,195
Common stock warrants and options	73,652	4,064

Weighted average shares — diluted	39,501,723	26,103,259

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:
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
At March 31, 2006, we owned 14 operating healthcare facilities and held a mortgage loan secured by another facility. In addition, we were in the process of developing three additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 17 facilities we owned and the one facility on which we had made a mortgage loan were in nine states, had a carrying cost of approximately $403.0 million and comprised approximately 83.5% of our total assets. Our acquisition and other loans of approximately $48.7 million represented approximately 10.1% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets.
At May 1, 2006, we had 20 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and manage our existing properties and loans.
Key Factors that May Affect Our Operations
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
CRITICAL ACCOUNTING POLICIES
In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values and periodic depreciation of our real estate assets, stock compensation expense, and the effects of any derivative and hedging activities will have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical data and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:
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
Accordingly, our management determines, in its judgment, to what extent the straight-line rent receivable applicable to each specific tenant is collectible. We review each tenant’s straight-line rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the facility is located. In the event that the collectibility of straight-line rent with respect to any given tenant is in doubt, we are required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity. At that time, we stop accruing additional straight-line rent income.

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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three month period ended March 31, 2006, we recorded $606,000 of expense for share based compensation, related to grants of restricted common stock.
LIQUIDITY AND CAPITAL RESOURCES
As of May 5, 2006, we have approximately $3.3 million in cash and temporary liquid investments. In October 2005, we entered into a four-year $100.0 million secured revolving credit facility. The loan, which has a balance of $54.0 million at May 5, 2006, is secured by a collateral pool comprised of several of our properties. The six properties currently in the collateral pool provide available borrowing capacity of approximately $74.2 million. We believe we have sufficient value in our other properties to increase the availability under the credit facility to its present maximum of $100.0 million. Under the terms of the credit agreement, we may increase the maximum commitment to $175.0 million subject to adequate collateral valuation and payment of customary commitment fees. In addition to availability under the revolving credit facility, we have approximately $4.1 million available under a construction/term facility with a bank totaling $43.0 million.
At March 31, 2006, we had remaining commitments to complete the funding of three development projects as described below (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment
North Cypress community hospital	$64.0	$37.8	$26.2
Bucks County women’s hospital and medical office building	38.0	13.1	24.9
Monroe County community hospital	35.5	21.7	13.8

Total	$137.5	$72.6	$64.9

Short-term Liquidity Requirements: We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to complete the developments described above, acquire between $200 and $300 million in additional assets, provide for working capital, and make required distributions to our stockholders through the remainder of 2006. We expect that such additional financing arrangements will include various types of new debt, including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.
Long-term Liquidity Requirements: We believe that cash flow from operating activities subsequent to 2006 will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. However, in order to continue acquisition and development of healthcare facilities after 2006, we will require access to more permanent external capital, including equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, selectively dispose of assets, utilize other forms of capital, if available, or reduce our acquisition activity.
Financing Activities
In the first quarter of 2006, we used $29.0 million of available cash to temporarily reduce the balance on our revolving credit facility. Subsequent to March 31, 2006, we have borrowed an additional $18.0 on our revolving credit facility. We also borrowed an additional $4.0 million on our construction loans for our West Houston Town and Country Hospital and Medical Office Building projects.

Investing Activities
In the first quarter of 2006, we invested $26.7 million in our three development projects. We also invested $7.0 million in our current operating facilities, primarily the West Houston Town and Country Hospital and Medical Office Building projects. Our expectations about future investing activities are described above under Liquidity and Capital Resources.
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
Three months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net income for the three months ended March 31, 2006, was $7,977,610 compared to net income of $3,559,934 for the three months ended March 31, 2005, a 124.1% increase.
A comparison of revenues for the three month periods ended March 31, 2006 and 2005, is as follows:

					Year over
		% of		% of	Year
	2006	Total	2005	Total	Change
Base rents	$8,137,870	64.1%	$3,528,507	54.4%	130.6%
Straight-line rents	1,301,457	10.3%	1,345,441	20.8%	(3.3%)
Percentage rents	640,708	5.0%	394,542	6.1%	62.4%
Contingent rents	43,292	0.3%	—	—	—
Fee income	72,379	0.6%	64,964	1.0%	11.4%
Interest from loans	2,496,561	19.7%	1,147,074	17.7%	117.7%

Total revenue	$12,692,267	100.0%	$6,480,528	100.0%	95.9%

Revenue of $12,692,267 in the three months ended March 31, 2006, was comprised of rents (79.7%) and interest from loans and fee income (20.3%). In the first quarter of 2006, we owned 14 rent producing properties compared to seven in the first quarter of 2005, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. During the first quarter of 2006, we received percentage rents of approximately $641,000 from Vibra, a $246,000 increase from the first quarter of 2005, due to higher revenues at the original six Vibra facilities. Interest income from loans in the quarter ended March 31, 2006 compared to the same period in 2005 increased due to origination of a $40,000,000 mortgage loan in the fourth quarter of 2005. Vibra accounted for 54.5% and 95.7% of our gross revenues during the three months ended March 31, 2006 and 2005, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the first quarter of 2006, was $1,743,867, compared to $842,407, during first quarter of 2005, a 107.0% increase. All of this increase is related to an increase in the number of rent producing properties from seven in the first quarter of 2005 to 14 in the first quarter 2006. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the first quarters of 2006 and 2005 totaled $2,544,871, and $1,750,810, respectively, an increase of 45.4%. The increase is due primarily to approximately $606,000 for share based compensation as compared to $0 in the first quarter of 2005, accounting for approximately 76% of the increase in general and administrative in 2006. In addition, the number of employees increased from 10 to 20 since December 31, 2004. Finally, in the three months ended March 31, 2006, we settled a legal dispute resulting in incremental general and administrative expense of approximately $200,000.
Interest income (other than from loans) for the three months ended March 31, 2006 and 2005, totaled $176,061 and $383,772, respectively. Interest income decreased primarily due to lower cash balances in the three months ended March 31, 2006. We used our cash balances of $59.1 million at December 31, 2005 to reduce debt and invest in our development projects.
Interest paid for the quarters ended March 31, 2006 and 2005, totaled $1,419,040 and $963,378, respectively. Capitalized interest for the quarters ended March 31, 2006 and 2005, totaled $1,129,417 and $395,401, respectively, resulting in interest expense (which includes amortized financing costs) for the quarters ended March 31, 2006 and 2005, of $537,040 and $711,149, respectively. Interest paid increased due to higher interest rates and larger debt balances in 2006 compared to 2005. Capitalized interest increased due to higher interest rates and developments under construction of $72.6 million at March 31, 2006, compared to $36.8 million under construction at March 31, 2005.
Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
Net income for the three months ended March 31, 2005 was $3,559,934 compared to a net loss of $493,726 for the three months ended March 31, 2004.
Three Months Ended March 31, 2005: Revenue of $6,480,528 was comprised of rents (81.3%) and interest from loans (18.7%). During this quarter, we received percentage rents from Vibra of approximately $395,000. These percentage rents occurred due to an increase in patient census at the Vibra Facilities from the three months ended December 31, 2004 to the three months ended March 31, 2005. The higher census figures at the Vibra Facilities produced increased revenue which exceeded the thresholds on which percentage rent are based. Also, we acquired the Desert Valley Facility during the quarter, which added to our rent revenue. Interest income from loans decreased due to Vibra repaying one of its loans from us.
Depreciation and amortization during the first quarter of 2005 are primarily attributable to the Vibra Facilities. The Desert Valley Facility contributed one month of depreciation and amortization during the quarter.
Property expenses are comprised primarily of a ground lease payment on our rehabilitation hospital located in Marlton, New Jersey.
General and administrative expenses during the quarter, which totaled $1,750,810, were comprised primarily of executive compensation of approximately $1.0 million, with the balance made up primarily of legal, office and other administrative expenses. During the three months ended March 31, 2005, we had 16 full-time employees and one part-time employee.
Other income of $383,772 consisted of interest and dividends, primarily from the temporary investment of the net proceeds of our April 2004 private placement and borrowings from Merrill Lynch Capital in mutual funds and other interest-bearing accounts.
Interest expense from the borrowings under our Merrill Lynch Capital loan during the three months ended March 31, 2005 totaled $711,149. Capitalized interest of approximately $395,000 was recorded in the three months ended March 31, 2005 for the construction of the West Houston Facilities.
Three Months Ended March 31, 2004: The loss in 2004 preceded our April 2004 private placement and covered a period during which we incurred administrative costs consisting primarily of executive compensation expenses. At

March 31, 2004, we had five employees, four of whom were executive officers. We had no operating properties and no development properties. Our activities in the first quarter of 2004 were concentrated in evaluating potential acquisitions and planning for the April 2004, private placement. Due to the lack of operations in the first quarter of 2004, there is limited comparability to the results for the same period in 2005.
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
The following table presents a reconciliation of FFO to net income for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31,
	2006	2005
Net income	$7,977,610	$3,559,934
Depreciation and amortization	1,743,867	842,407

Funds from operations — FFO	$9,721,477	$4,402,341

Per diluted share amounts:

	For the Three Months Ended
	March 31,
	2006	2005
Net income	$.20	$.14
Depreciation and amortization	.05	.03

Funds from operations — FFO	$.25	$.17

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.

The table below is a summary of our distributions paid or declared during the two year period ended March 31, 2006:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
March 4, 2005	March 16, 2005	April 15, 2005	$0.11
November 11, 2004	December 16, 2004	January 11, 2005	$0.11
September 2, 2004	September 16, 2004	October 11, 2004	$0.10
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $935,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $935,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $93.5 million, the balance at May 5, 2006.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1.A. Risk Factors
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Commission on March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b)
1. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was July 7, 2005, and the SEC file number assigned to the registration statement is 333-119957.
2.	The offering commenced as of July 8, 2005.

3.	The offering did not terminate before any securities were sold.

4.	(i)	As of the date of the filing of this report, the offering has terminated and 13,175,023 of the securities registered were sold.
	(ii)	The names of the managing underwriters are Friedman, Billings, Ramsey & Co., Inc. and J. P. Morgan Securities, Inc.
	(iii)	Our common stock, par value $0.001 per share, was the class of securities registered.
	(iv)	We registered 13,175,023 shares of our common stock (which included 1,810,023 shares solely to cover over-allotments), having an aggregate offering price of approximately $138.3 million. In addition, 701,823 shares, having an aggregate offering price of approximately $7.4 million owned by selling stockholders were registered. As of the date of the filing of this report all of the shares registered have been sold.
	(v)	From July 8, 2005 to the filing of this report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled approximately $13.0 million, which consisted of direct payments of $9.8 million in underwriters discount and fees and $3.2 million in other issuance and distribution expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
	(vi)	Our net offering proceeds after deducting our total expenses were approximately $125.3 million.
	(vii)	We contributed the net proceeds of the offering to our Operating Partnership. Our Operating Partnership used the net proceeds from the offering as follows:
•	approximately $20.3 million to acquire the Chino facility;

•	approximately $18.9 million to acquire the Sherman Oaks facility;

•	approximately $39.6 million to fund the Alliance mortgage loan;

•	approximately $15.3 million to fund construction and development costs on the North Cypress project;

•	approximately $10.4 million to fund construction and development costs on the Monroe project;

•	approximately $8.7 million to fund construction and development costs on the Bucks County project; and,

•	approximately $12.1 million to fund loans and construction and development costs on the West Houston community hospital and medical office building project.

No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The expenditures represent the use of all of the net offering proceeds of $125.3 million from which no funds remain.
(viii)	The uses of proceeds described do not represent a material change in the use of proceeds described in our registration statement.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
(a) Information required to be disclosed on Form 8-K, Items 2.02 and 9.01
On May 11, 2006, we issued a press release announcing our financial results for the three months ended December 31, 2005. A copy of the press release is filed as exhibit 99.1 to this report and is incorporated by reference herein. The information in Exhibit 99.1 attached hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Press release dated May 11, 2006 reporting financial results for the three months ended March 31, 2006

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
(On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)
Date: May 11, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Press release dated May 11, 2006 reporting financial results for the three months ended March 31, 2006