Form 10-Q/A
period 2006-03-31
MEDICAL PROPERTIES TRUST INC
filed 2006-07-21
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

MEDICAL PROPERTIES TRUST, INC.
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of Medical Properties Trust, Inc. is filed for the sole purpose of adding the consolidated financial statements of Vibra Healthcare, LLC (“Vibra”) as Exhibit 99.1. As the lessee of seven of our properties, Vibra accounted, in the aggregate, for 54.5% of our revenues for the quarter ended March 31, 2006. Since these properties are leased to Vibra under long-term, triple-net leases that transfer substantially all operating costs to Vibra, financial information about Vibra may be relevant to investors. The most recently available financial statements of Vibra are attached to this report as Exhibit 99.1. These financial statements were provided to us by Vibra and Medical Properties Trust, Inc. did not participate in their preparation or review.

PART II – OTHER INFORMATION
Item 6 Exhibits

SIGNATURES

INDEX TO EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-99.1 CONSOLIDATED FINANCIAL STATEMENTS OF VIBRA HEALTHCARE, LLC AS OF MARCH 31, 2006

PART II – OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
By:	/s/ Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: July 21, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2006