Form 10-Q
period 2006-06-30
MEDICAL PROPERTIES TRUST INC
filed 2006-08-10
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐       No ☑
As of August 9, 2006, the registrant had 40,195,564 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30,2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate assets
Land	$34,512,464	$31,004,675
Buildings and improvements	256,486,426	250,518,440
Construction in progress	96,931,759	45,913,085
Intangible lease assets	9,666,192	9,666,192
Mortgage loan	40,000,000	40,000,000

Gross investment in real estate assets	437,596,841	377,102,392
Accumulated depreciation	(8,444,279)	(5,260,219)
Accumulated amortization	(944,818)	(622,612)

Net investment in real estate assets	428,207,744	371,219,561

Cash and cash equivalents	1,833,614	59,115,832
Interest and rent receivable	11,190,702	6,923,091
Straight-line rent receivable	10,470,081	7,909,213
Loans receivable	49,848,111	48,205,611
Other assets	8,709,365	7,800,238

Total Assets	$510,259,617	$501,173,546

Liabilities and Stockholders’ Equity
Liabilities
Debt	$101,453,178	$100,484,520
Accounts payable and accrued expenses	26,736,716	19,928,900
Deferred revenue	13,947,179	10,922,317
Lease deposits and other obligations to tenants	10,313,533	11,386,801

Total liabilities	152,450,606	142,722,538

Minority interests	2,295,577	2,173,866

Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 39,471,670 shares at June 30, 2006, and 39,345,105 shares at December 31, 2005	39,472	39,345
Additional paid in capital	361,408,197	359,588,362
Distributions in excess of net income	(5,934,235)	(3,350,565)

Total stockholders’ equity	355,513,434	356,277,142

Total Liabilities and Stockholders’ Equity	$510,259,617	$501,173,546

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rent billed	$9,233,759	$4,692,328	$18,169,855	$8,615,377
Straight-line rent	1,259,411	1,432,298	2,560,868	2,777,739
Interest income from loans	2,671,201	1,117,151	5,125,915	2,329,189

Total revenues	13,164,371	7,241,777	25,856,638	13,722,305
Expenses
Real estate depreciation and amortization	1,762,400	973,996	3,506,267	1,816,403
General and administrative	2,855,142	1,415,067	5,400,013	3,165,877

Total operating expenses	4,617,542	2,389,063	8,906,280	4,982,280

Operating income	8,546,829	4,852,714	16,950,358	8,740,025
Other income (expense)
Interest income	62,486	358,214	238,547	741,986
Interest expense	(637,473)	(831,117)	(1,174,513)	(1,542,266)

Net other expense	(574,987)	(472,903)	(935,966)	(800,280)

Income before minority interests	7,971,842	4,379,811	16,014,392	7,939,745
Minority interests in consolidated partnerships	(56,771)	—	(121,711)	—

Net income	$7,915,071	$4,379,811	$15,892,681	$7,939,745

Net income per share — basic	$0.20	$0.17	$0.40	$0.30
Weighted average shares outstanding — basic	39,519,695	26,096,021	39,480,684	26,096,813
Net income per share — diluted	$0.20	$0.17	$0.40	$0.30
Weighted average shares outstanding — diluted	39,757,723	26,110,119	39,633,158	26,105,844
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$15,892,681	$7,939,745
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,629,981	1,886,454
Amortization of deferred financing costs	494,231	449,762
Straight-line rent revenue	(2,560,868)	(2,777,739)
Deferred fee revenue	(857,368)	—
Share-based compensation	1,583,025	122,766
Other adjustments	149,209	(129,768)
Increase in:
Interest and rent receivable	(765,775)	(775,523)
Other assets	(292,133)	(1,088,749)
Increase (decrease) in:
Accounts payable and accrued expenses	4,174,397	(3,493,372)
Deferred revenue	147,894	1,264,502
Lease deposits and other obligations to tenants	(1,100,766)	70,493

Net cash provided by operating activities	20,494,508	3,468,571

Investing activities
Real estate acquired	(9,475,775)	(56,513,944)
Principal received on loans receivable	—	7,725,958
Investment in loans receivable	(1,410,000)	(4,934,772)
Construction in progress	(51,018,674)	(26,420,931)
Equipment acquired	(1,233,729)	(122,066)

Net cash used for investing activities	(63,138,178)	(80,265,755)

Financing activities
Additions to debt	29,968,658	19,000,000
Payments of debt	(29,000,000)	(1,795,833)
Deferred financing costs	(1,211)	(1,786,178)
Restricted shares issued to employees in lieu of cash bonus	—	(75,000)
Distributions paid	(15,605,995)	(2,869,116)
Proceeds from sale of partnership units	—	1,137,500

Net cash provided by (used for) financing activities	(14,638,548)	13,611,373

Decrease in cash and cash equivalents for period	(57,282,218)	(63,185,811)
Cash and cash equivalents at beginning of period	59,115,832	97,543,677

Cash and cash equivalents at end of period	$1,833,614	$34,357,866

Interest paid, including capitalized interest of $2,582,531 in 2006 and $1,003,779 in 2005	$3,262,813	$2,096,283
Supplemental schedule of non-cash investing activities:
Unbilled rent receivables recorded as deferred revenue	$3,501,836	$1,474,387
Real estate and loans receivable recorded as lease and loan deposits	—	8,773,312
Real estate and loans receivable recorded as deferred revenue	232,500	389,309
Supplemental schedule of non-cash financing activities:
Distributions declared, not paid	$10,047,552	$4,186,377
Additional paid-in capital from deferred stock units from sale of common stock	17,236	126,475
Shares issued in lieu of cash bonus	219,701	—
Shares issued for vested common stock	105	—
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
On April 6, 2004, the Company completed the sale of 25.6 million shares of common stock in a private placement to qualified institutional buyers and accredited investors. The Company received $233.5 million after deducting offering costs. On July 7, 2005, the Company completed the sale of 11,365,000 shares of common stock in an initial public offering (IPO) at a price of $10.50 per share. On August 5, 2005, the underwriters purchased an additional 1,810,023 shares at the same offering price, less an underwriting commission of seven percent and expenses, pursuant to their over-allotment option. The proceeds have been used to purchase properties, make mortgage loans, to pay debt and accrued expenses, for working capital, and general corporate purposes.
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
Unaudited Interim Consolidated Financial Statements: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
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
For the three months ended June 30, 2006 and 2005, revenue from Vibra Healthcare, LLC accounted for 52.9% and 87.4%, respectively, of total revenue. For the six months ended June 30, 2006 and 2005, revenue from Vibra Healthcare, LLC accounted for 53.7% and 91.7% of total revenue. For the three months and six months ended June 30, 2006, the combined revenues of two other operators accounted for 31.9% and 31.5%, respectively, of total revenue.
Transactions Subsequent to June 30, 2006: In July, 2006, the Company made two mortgage loans totaling $65.0 million, each secured by a general acute care hospital located in California. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions. In August, 2006, the Company acquired a general acute care hospital located in California at a cost of $20.0 million and entered into an operating lease with the operator. The lease has a 15 year fixed term and contains annual rent escalation at the greater of a fixed percentage or the general increase in the consumer price index.
4. Debt
The following is a summary of debt:

	As of June 30, 2006		As of December 31, 2005
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$58,010,178	8.10%	$65,010,178	7.14%
Term loans	43,443,000	7.85%	35,474,342	6.64%

	$101,453,178		$100,484,520

As of June 30, 2006, principal payments due for our term loans were as follows:

2006	$277,350
2007	598,818
2008	42,566,832

$43,443,000

In June, 2006, the Company exercised its option to convert the two construction loans for the West Houston Town and County Hospital and the adjacent medical office building to thirty-month term loans. The loans bear interest at the thirty-day LIBOR plus 2.50%. The loans require monthly payments of principal and interest with maturity in December, 2008 and are secured by mortgages on the hospital and medical office building.
Transactions Subsequent to June 30, 2006: In July, 2006, the Company completed a $65.0 million private placement of Senior Unsecured Notes due July 30, 2016 (the “Notes”). The Notes were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). The Notes will pay interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, and, thereafter, at a floating annual rate of three-month LIBOR plus 2.30%. The Notes may be called at par value by MPT at any time on or after July 30, 2011. In August, 2006, the Company issued an additional $20.0 million of Senior Unsecured Notes. These Notes have the same terms and conditions as the $65.0 million of Notes issued in July, except that the annual interest rate through October 30, 2011, is 7.715%. The Company has the option to issue up to an additional $15.0 million of Notes on the same terms at any time prior to October 30, 2006.
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
SFAS No. 123(R), Share-Based Payment, became effective for annual and interim periods beginning January 1, 2006. The adoption of SFAS No. 123(R) had no material effect on the results of our operations during the three months and six months ended June 30, 2006, nor in any prior period, because substantially all of the Company’s stock based compensation is in the form of restricted share and deferred stock unit awards. The Company’s policy for recording expense from restricted share and deferred stock unit awards was not affected by SFAS No. 123(R). Under SFAS No. 123(R), the additional compensation expense which the Company would have recorded for stock options in the three months and six months ended June 30, 2006 and 2005 was not material.
The Company awarded 60,000 stock options to three independent directors in March, 2005, with an estimated grant date fair value of $1.86 per option. With those awards, the Company has awarded a total of 100,000 options, all of which were to independent directors. No options have been awarded since that date and none have been exercised. All options have an exercise price of $10 per option (which was the per share value at date of grant) and vested one-third upon grant. The remainder vest one-half on each of the first and second anniversaries of the date of grant, and expire ten years from the date of grant. No other options have been granted. In May, 2006, the members of the Compensation Committee of the Board of Directors awarded each of the five independent directors 5,000 deferred stock units (“DSUs”). These DSUs vested immediately upon grant and will be exchanged for shares of the Company’s common stock at the end of five years. The Company recorded a non-cash expense of $267,250 on the date of grant based on the market value of the Company’s common stock.
Options exercisable at June 30, 2006, are as follows:

			Weighted Average
Exercise			Remaining
Price	Options Outstanding	Options Exercisable	Contractual Life (years)
$10.00	100,000	80,000	8.3

The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2005, the following assumptions were used to derive the fair values: an option term of four to six years; estimated volatility of 27.75%; a weighted average risk-free rate of return of 4.30%; a dividend yield of 4.80%
Restricted stock awards vest over periods of three to five years, valued at the average price per share of common stock on the date of grant. Certain officers of the Company elected to receive their 2005 incentive bonus in shares of restricted stock in lieu of cash. Such shares vest at the rate of 25% on the date grant, and 37.5% on January 1 in each of the following two years. Shares granted under this plan are equivalent to 135% of the amount of cash bonus which the officer would otherwise receive. The price per share was based on the average market price per share on the date of approval of the bonuses by the Compensation Committee. The Compensation Committee awarded 140,500 shares of restricted common stock in May, 2006, to Company officers. These shares vest over a period of five years beginning July 1, 2006, based on a combination of service and performance criteria. The following summarizes restricted stock awarded in 2006:

		Weighted Average
	Shares	Value at Award Date
Outstanding at January 1, 2006	621,460	$10.10
Awarded — bonus election shares	88,499	$9.93
Awarded — other	140,500	$11.60
Vested	(126,565)	$10.08
Forfeited	—	—

Outstanding at June 30, 2006	723,894	$10.37

The value of outstanding restricted shares is charged to compensation expense over the vesting periods. In the three months and six months ended June 30, 2006, the Company recorded $710,000 and $1,316,000, respectively, of non-cash compensation expense for restricted shares. The remaining unrecognized cost from share based compensation at June 30, 2006, is approximately $6.6 million and will be recognized over a weighted average period of approximately 1.36 years. During the three months and six months ended June 30, 2006, restricted shares which vested had a value of approximately $566,000 and $1,297,000 on the vesting dates.
6. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the three months and six months ended June 30, 2006 and 2005, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of shares issued and outstanding	39,471,096	26,082,862	39,437,959	26,082,862
Vested deferred stock units	48,599	13,159	42,725	13,951

Weighted average shares — basic	39,519,695	26,096,021	39,480,684	26,096,813
Common stock warrants, restricted stock and stock options	238,028	14,098	152,474	9,031

Weighted average shares — diluted	39,757,723	26,110,119	39,633,158	26,105,844

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
At June 30, 2006, we owned 14 operating healthcare facilities and held a mortgage loan secured by another facility. In addition, we were in the process of developing three additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 17 facilities we owned and the one facility on which we had made a mortgage loan were in nine states, had a carrying cost of approximately $428.2 million and comprised approximately 83.9% of our total assets. Our acquisition and other loans of approximately $49.8 million represented approximately 9.8% of our total assets. We do not expect such non-mortgage loan assets at any time to exceed 20% of our total assets.
At August 1, 2006, we had 20 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and make new mortgage loans and manage our existing properties and loans.
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
Key factors that we consider in underwriting prospective tenants and in monitoring the performance of existing tenants include the following:
•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and of each facility;

•	the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ profitability.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three months and six months ended June 30, 2006, we recorded $977,000 and $1,583,000, respectively, of expense for share based compensation, related to grants of restricted common stock and deferred stock units.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, we had approximately $1.8 million in cash and temporary liquid investments. In October 2005, we entered into a four-year $100.0 million secured revolving credit facility. The loan, which has a balance of $74.2 million at August 1, 2006, is secured by a collateral pool comprised of several of our properties. The six properties currently in the collateral pool provide available borrowing capacity of approximately $74.2 million. We believe we have sufficient value in our other properties to increase the availability under the credit facility to its present maximum of $100.0 million. Under the terms of the credit agreement, we may increase the maximum commitment to $175.0 million subject to adequate collateral valuation and payment of customary commitment fees. We have begun discussions with the lender to expand the revolving credit facility to an amount greater than the maximum $175.0 million commitment. However, we can not provide assurance that we will enter into a larger revolving credit facility with the lender or with any other potential lender.
In July, 2006, we completed a $65.0 million private placement of Senior Unsecured Notes due July 30, 2016 (the “Notes”). The Notes were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). The Notes will pay interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, and, thereafter, at an annual floating rate of three-month LIBOR plus 2.30%. We may call the Notes at par value at any time on or after July 30, 2011. In August, 2006, we issued an additional $20.0 million of Senior Unsecured Notes. These Notes have the same terms and conditions as the $65.0 million of Notes issued in July, except the annual interest rate through October 30, 2011, is 7.715%. Under the terms of the Placement Agreement for the Senior Unsecured Notes, we have the option to issue up to an additional $15.0 million of Notes on the same terms at any time prior to October 30, 2006. We expect to use the net proceeds from the Notes, after deducting fees and expenses, primarily for funding future acquisitions of healthcare real estate or mortgage loans. In July, 2006, we made two 15 year interest only mortgage loans totaling $65.0 million which we funded using the proceeds from the Senior Unsecured Notes. In August, 2006, we used $20 million of proceeds to acquire a general acute care hospital in California, which we then leased to the operator under a 15 year operating lease.
At June 30, 2006, we had remaining commitments to complete the funding of three development projects as described below (in millions):

	Original Commitment	Cost Incurred	Remaining Commitment
North Cypress community hospital	$64.0	$48.4	$15.6
Bucks County women’s hospital and medical office building	38.0	17.9	20.1
Monroe County community hospital	35.5	30.2	5.3

Total	$137.5	$96.5	$41.0

Short-term Liquidity Requirements: We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to complete the developments described above, acquire as much as $235 million in additional assets, provide for working capital, and make required distributions to our stockholders through the remainder of 2006. We expect that such additional financing arrangements will include various types of new debt, possibly including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future. If we are not able to obtain or maintain these levels of debt, we believe that our ability to acquire up to $235 million of additional assets during the remainder of 2006 will be adversely affected.
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
Financing Activities
In the first quarter of 2006, we used $29.0 million of available cash to temporarily reduce the balance on our revolving credit facility. In the second quarter of 2006, we borrowed an additional $22.0 million on our revolving credit facility. In the first six months of 2006, we also borrowed an additional $8.0 million on our construction loans for our West Houston Town and Country Hospital and Medical Office Building projects.
Investing Activities
In the first six months of 2006, we invested $51.2 million in our three development projects. We also invested $9.5 million in our current operating facilities, primarily the West Houston Town and Country Hospital and Medical Office Building projects. Our expectations about future investing activities are described above under Liquidity and Capital Resources.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net income for the three months ended June 30, 2006, was $7,915,071 compared to net income of $4,379,811 for the three months ended June 30, 2005, a 80.7% increase.
A comparison of revenues for the three months ended June 30, 2006 and 2005, is as follows:

					Year over
					Year
	2006	% of Total	2005	% of Total	Change
Base rents	$8,487,113	64.4%	$4,087,915	56.4%	107.6%
Straight-line rents	1,259,411	9.6%	1,432,298	19.8%	(12.1%)
Percentage rents	655,888	5.0%	604,413	8.3%	8.52%
Contingent rents	90,758	0.7%	—	—	—
Fee income	260,490	2.0%	19,116	0.3%	1,262.7%
Interest from loans	2,410,711	18.3%	1,098,035	15.2%	119.6%

Total revenue	$13,164,371	100.0%	$7,241,777	100.0%	81.8%

Revenue of $13,164,371 in the three months ended June 30, 2006, was comprised of rents (79.7%) and interest from loans and fee income (20.3%). In the second quarter of 2006, we owned 14 rent producing properties compared to nine in the second quarter of 2005, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. During the second quarter of 2006, we received percentage rents of approximately $656,000 from Vibra, a $52,000 increase from the second quarter of 2005, due to higher revenues at the original six Vibra facilities. Interest income from loans in the quarter ended June 30, 2006 compared to the same period in 2005 increased due to origination of a $40,000,000 mortgage loan in the fourth quarter of 2005. Vibra accounted for 52.9% and 87.4% of our gross revenues during the three months ended June 30, 2006 and 2005, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and mortgage loans and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the second quarter of 2006, was $1,762,400, compared to $973,996, during second quarter of 2005, an 81.0% increase. All of this increase is related to an increase in the number of rent producing properties from nine at June 30, 2005 to 14 at June 30, 2006. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the second quarters of 2006 and 2005 totaled $2,855,142, and $1,415,067, respectively, an increase of 101.8%. We recorded approximately $977,000 for share-based compensation in the second quarter of 2006 as compared to $47,000 in the second quarter of 2005, accounting for approximately 64.6% of the increase. Share based compensation for 2006 includes approximately $267,000 for 25,000 deferred stock units (DSU’s) awarded to the five independent members of our Board of Directors in May, 2006, at our annual meeting of shareholders. These DSU’s vested immediately upon award. Based on our existing director compensation policies and Board composition, a similar number of DSU’s will be awarded and expensed (based on the market price of our common stock) on the date of future annual meetings. The remaining share-based compensation expense recorded in 2006 represents the expense from grants of restricted shares to employees, officers and directors in 2005 and 2006. We record the expense from restricted share awards over the vesting period of three to five years.
Interest income (other than from loans) for the quarters ended June 30, 2006 and 2005, totaled $62,486 and $358,214, respectively. Interest income decreased primarily due to lower cash balances in the three months ended June 30, 2006. We used our cash balances of $59.1 million at December 31, 2005 to reduce debt, pay dividends and invest in our development projects.
Interest paid for the quarters ended June 30, 2006 and 2005, totaled $1,843,773 and $1,132,905, respectively. Capitalized interest for the quarters ended June 30, 2006 and 2005, totaled $1,453,113 and $608,378, respectively, resulting in interest expense (which includes amortized financing costs) for the quarters ended June 30, 2006 and 2005, of $637,473 and $831,117, respectively. Interest paid increased due to higher interest rates and larger debt balances in 2006 compared to 2005. Capitalized interest increased due to higher interest rates and developments under construction of $96.9 million at June 30, 2006, compared to $50.5 million under construction at June 30, 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net income for the six months ended June 30, 2006, was $15,892,681 compared to net income of $7,939,745 for the six months ended June 30, 2005, a 100.2% increase.
A comparison of revenues for the six months ended June 30, 2006 and 2005, is as follows:

					Year over
					Year
	2006	% of Total	2005	% of Total	Change
Base rents	$16,739,209	64.8%	$7,616,422	55.5%	119.8%
Straight-line rents	2,560,868	9.9%	2,777,739	20.2%	(7.81%)
Percentage rents	1,296,596	5.0%	998,955	7.3%	29.8%
Contingent rents	134,050	0.5%	—	—	—
Fee income	332,869	1.3%	84,080	0.6%	295.9%
Interest from loans	4,793,046	18.5%	2,245,109	16.4%	113.5%

Total revenue	$25,856,638	100.0%	$13,722,305	100.0%	88.4%

Revenue of $25,856,638 in the six months ended June 30, 2006, was comprised of rents (80.2%) and interest from loans and fee income (19.8%). At June 30, 2006, we owned 14 rent producing properties compared to nine at June 30, 2005, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. During the first two quarters of 2006, we received percentage rents of $1,296,596 from Vibra, a $298,000 increase from the first two quarters of 2005, due to higher revenues at the original six Vibra facilities. Interest income from loans in the six months ended June 30, 2006 compared to the same period in 2005 increased due to origination of a $40,000,000 mortgage loan in the fourth quarter of 2005. Vibra accounted for 53.7% and 91.7% of our gross revenues during the six months ended June 30, 2006 and 2005, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the six months ended June 30, 2006, was $3,506,267, compared to $1,816,403, during the six months ended June 30, 2005, a 93.0% increase. All of this increase is related to an increase in the number of rent producing properties from nine at June 30, 2005 to 14 at June 30, 2006. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the six months ended June 30, 2006 and 2005, totaled $5,400,013, and $3,165,877, respectively, an increase of 70.6%. We recorded approximately $1.6 million for share-based compensation as compared to $122,000 in the first six months of 2005, accounting for approximately 66.2% of the increase. Share based compensation for 2006 includes approximately $267,000 for 25,000 deferred stock units (DSU’s) awarded to the five independent members of our Board of Directors in May, 2006, at our annual meeting of shareholders. These DSU’s vested immediately upon award. Based on our existing director compensation policies and Board composition, a similar number of DSU’s will be awarded and expensed (based on the market price of our common stock) on the date of future annual meetings. The remaining share-based compensation expense recorded in 2006 represents the expense from grants of restricted shares to employees, officers and directors in 2005 and 2006. We record the expense from restricted share awards over the vesting period of three to five years. Finally, in the six months ended June 30, 2006, we settled a legal dispute resulting in incremental general and administrative expense of approximately $200,000.
Interest income (other than from loans) for the quarters ended June 30, 2006 and 2005, totaled $238,547 and $741,986, respectively. Interest income decreased primarily due to lower cash balances in the six months ended June 30, 2006. We used our cash balances of $59.1 million at December 31, 2005 to reduce debt, pay dividends and invest in our development projects.
Interest paid for the six months ended June 30, 2006 and 2005, totaled $3,262,813 and $2,096,283, respectively. Capitalized interest for the six months ended June 30, 2006 and 2005, totaled $2,582,531 and $1,003,779, respectively, resulting in interest expense (which includes amortized financing costs) for the six months ended June 30, 2006 and 2005, of $1,174,513 and $1,542,266, respectively. Interest paid increased due to higher interest rates and larger debt balances in 2006 compared to 2005. Capitalized interest increased due to higher interest rates and developments under construction of $96.9 million at June 30, 2006, compared to $50.5 million under construction at June 30, 2005.
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
The following table presents a reconciliation of FFO to net income for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$7,915,071	$4,379,811	$15,892,681	$7,939,745
Depreciation and amortization	1,762,400	973,996	3,506,267	1,816,403

Funds from operations — FFO	$9,677,471	$5,353,807	$19,398,948	$9,756,148

Per diluted share amounts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$0.20	$0.17	$0.40	$0.30
Depreciation and amortization	0.04	0.04	0.09	0.07

Funds from operations — FFO	$0.24	$0.21	$0.49	$0.37

In addition to adjustments to net income necessary to calculate funds from operations in accordance with the effects of straight-line rent revenue and non-cash share based compensation expense.
Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two years ended June 30, 2006:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
March 4, 2005	March 16, 2005	April 15, 2005	$0.11
November 11, 2004	December 16, 2004	January 11, 2005	$0.11
September 2, 2004	September 16, 2004	October 11, 2004	$0.10
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.2 million per year. This assumes that the amount outstanding under our variable rate debt remains approximately $117.7 million, the balance at August 1, 2006.
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
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 18, 2006.
     Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the board of directors or other proposals listed in our proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.
     The election of eight directors for the ensuing year was voted upon at the annual meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee	For	Withheld
Edward K. Aldag, Jr.	30,801,942	1,407,614
Virginia A. Clarke	32,147,141	62,415
G. Steven Dawson	29,557,922	2,651,634
Bryan L. Goolsby	29,603,022	2,606,534
R. Steven Hamner	31,012,262	1,197,294
Robert E. Holmes, Ph.D.	32,103,241	106,315
William G. McKenzie	28,557,543	3,652,013
L. Glenn Orr, Jr.	31,056,922	1,152,634
A proposal to ratify management’s selection of KPMG LLP as our independent audit firm for 2006 was voted upon at the annual meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:
31,983,789	166,790	58,977

Item 5. Other Information
(a) Information required to be disclosed on Form 8-K, Items 2.02 and 9.01
On August 9, 2006, we issued a press release announcing our financial results for the three months and six months ended June 30, 2006. A copy of the press release is furnished as exhibit 99.1 to this report and is incorporated by reference herein. The information in Exhibit 99.1 attached hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Press release dated August 9, 2006 reporting financial results for the three months and six months ended June 30, 2006

99.2	Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2006

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
Date: August 10, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Press release dated August 9, 2006 reporting financial results for the three months ended June 30, 2006

99.2	Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2006