Form 10-Q
period 2006-09-30
MEDICAL PROPERTIES TRUST INC
filed 2006-10-27
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2006, the registrant had 40,195,564 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate assets
Land	$36,949,043	$31,004,675
Buildings and improvements	313,154,793	250,518,440
Construction in progress	99,131,783	45,913,085
Intangible lease assets	11,339,657	9,666,192
Mortgage loans	105,000,000	40,000,000

Gross investment in real estate assets	565,575,276	377,102,392
Accumulated depreciation	(9,989,453)	(5,260,219)
Accumulated amortization	(1,069,633)	(622,612)

Net investment in real estate assets	554,516,190	371,219,561
Cash and cash equivalents	1,187,026	59,115,832
Interest and rent receivable	14,044,019	6,923,091
Straight-line rent receivable	11,947,611	7,909,213
Loans receivable	46,332,229	48,205,611
Other assets	11,893,194	7,800,238

Total Assets	$639,920,269	$501,173,546

Liabilities and Stockholders’ Equity
Liabilities
Debt	$232,630,841	$100,484,520
Accounts payable and accrued expenses	27,733,227	19,928,900
Deferred revenue	16,979,122	10,922,317
Lease deposits and other obligations to tenants	6,970,052	11,386,801

Total liabilities	284,313,242	142,722,538
Minority interests	1,089,053	2,173,866
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 39,533,290 shares at September 30, 2006, and 39,345,105 shares at December 31, 2005	39,533	39,345
Additional paid in capital	362,202,277	359,588,362
Distributions in excess of net income	(7,723,836)	(3,350,565)

Total stockholders’ equity	354,517,974	356,277,142

Total Liabilities and Stockholders’ Equity	$639,920,269	$501,173,546

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rent billed	$9,560,954	$5,964,211	$27,730,809	$14,579,588
Straight-line rent	1,959,364	1,007,062	4,520,232	3,784,801
Interest income from loans	3,600,880	1,233,668	8,726,795	3,562,857

Total revenues	15,121,198	8,204,941	40,977,836	21,927,246
Expenses
Real estate depreciation and amortization	1,974,371	1,170,387	5,480,638	2,986,790
General and administrative	2,548,517	2,546,380	7,948,530	5,712,257

Total operating expenses	4,522,888	3,716,767	13,429,168	8,699,047

Operating income	10,598,310	4,488,174	27,548,668	13,228,199
Other income (expense)
Interest income	198,442	767,917	436,989	1,509,903
Interest expense	(2,071,900)	—	(3,246,413)	(1,542,266)

Net other income (expense)	(1,873,458)	767,917	(2,809,424)	(32,363)

Income before minority interests	8,724,852	5,256,091	24,739,244	13,195,836
Minority interests in consolidated partnerships	(51,305)	—	(173,016)	—

Net income	$8,673,547	$5,256,091	$24,566,228	$13,195,836

Net income per share — basic	$0.22	$0.14	$0.62	$0.44
Weighted average shares outstanding — basic	39,529,687	37,606,480	39,453,413	29,975,971
Net income per share — diluted	$0.22	$0.14	$0.62	$0.44
Weighted average shares outstanding — diluted	39,857,355	37,654,576	39,759,907	29,999,381
See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$24,566,228	$13,195,836
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,657,498	3,104,131
Amortization of deferred financing costs	753,734	687,730
Straight-line rent revenue	(4,520,232)	(3,784,801)
Deferred revenue	(918,751)	(63,963)
Share-based compensation	2,362,848	684,085
Other adjustments	346,813	(75,052)
Increase in:
Interest and rent receivable	(1,025,913)	(703,903)
Other assets	(2,163,078)	(1,414,600)
Increase (decrease) in:
Accounts payable and accrued expenses	4,730,425	3,503,928
Deferred revenue	81,596	703,750
Lease deposits and other obligations to tenants	(732,864)	122,226

Net cash provided by operating activities	29,138,304	15,959,367
Investing activities
Real estate acquired	(44,586,357)	(56,513,944)
Proceeds from sale of real estate	7,642,332	—
Principal received on loans receivable	—	7,725,958
Investment in mortgage loans receivable	(64,512,500)	(4,934,772)
Investment in loans receivable	(1,662,982)	—
Construction in progress	(86,327,316)	(53,834,985)
Acquisition of minority interest	(1,135,799)	—

Net cash used for investing activities	(190,582,622)	(107,557,743)
Financing activities
Additions to debt	181,719,896	19,000,000
Payments of debt	(53,462,811)	(34,633,333)
Deferred financing costs	(219,151)	(47,103)
Interest cost recorded as addition to debt	1,253,236	—
Repurchase of deferred stock units	—	(75,000)
Distributions paid	(25,654,886)	(16,725,022)
Proceeds from sale of common shares, net of offering costs	—	126,224,359
Proceeds from sale of partnership units	—	1,137,500
Other	(120,772)	—

Net cash provided by financing activities	103,515,512	94,881,401

(Decrease) increase in cash and cash equivalents for period	(57,928,806)	3,283,025
Cash and cash equivalents at beginning of period	59,115,832	97,543,677

Cash and cash equivalents at end of period	$1,187,026	$100,826,702

Interest paid, including capitalized interest of $4,728,153 in 2006 and $1,918,458 in 2005	$5,494,249	$2,772,994
Supplemental schedule of non-cash investing activities:
Unbilled rent receivables recorded as deferred revenue	$6,095,015	$3,137,380
Real estate and loans receivable recorded as lease and loan deposits	37,542	8,338,837
Real estate and loans receivable recorded as deferred revenue	884,000	1,110,280
Construction and acquisition costs charged to loans and real estate	897,804	209,259
Lease deposit applied to loan receivable	3,768,864	—
Construction in progress transferred to land and building	32,374,814	—
Supplemental schedule of non-cash financing activities:
Deferred costs charged to proceeds from sale of common stock	$—	$579,975
Distributions declared, not paid	10,448,750	—
Additional paid-in capital from deferred stock units from sale of common stock	30,295	—
Shares issued in lieu of cash bonus	219,701	—
Shares issued for vested common stock	166	—
Deferred financing costs deducted from debt proceeds	2,636,000	—
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

Unaudited Interim Consolidated Financial Statements: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company. Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS No. 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that this statement will have a material effect on its financial position and results of operations. SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, sets forth the SEC staff’s views on the proper method for quantifying and recording errors from prior years which have been carried forward in the current year’s financial statements. The SAB requires registrants to quantify misstatements in current year financial statements by measuring the effect of the error on both the balance sheet and the income statement. If either current year statement contains a material error, the financial statements would be adjusted. Prior year financial statements would be restated if material to either the prior year balance sheet or income statement. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this SAB to have a material effect on its financial position and results of operations.
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
In the three months ended September 30, 2006, the company acquired the following facilities:

Location	Type of Facility	Cost
Montclair, CA	General acute care	$20,000,000
Dallas, TX	Long-term acute care	15,408,468
Portland, OR	Long-term acute care	14,000,000
The Company entered into 15-year fixed term operating leases which contain annual rent escalation at the greater of a fixed percentage or the general increase in the consumer price index. The Portland facility is currently undergoing additional renovation and is shown in Acquisition and development costs in the accompanying balance sheet. The Company has a commitment to pay up to an additional $3.8 million for renovations necessary to convert the Portland facility into a long-term acute care hospital.
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

In September, 2006, the Company completed the sale of a long-term acute care hospital located in California for cash proceeds of $7.6 million, which were used to pay down the Company’s revolving line of credit. The operations of this facility were not material to the Company’s revenues, net income, cash flows or total assets.
For the three months ended September 30, 2006 and 2005, revenue from Vibra Healthcare, LLC accounted for 46.0% and 83.8%, respectively, of total revenue. For the nine months ended September 30, 2006 and 2005, revenue from Vibra Healthcare, LLC accounted for 50.8% and 88.4% of total revenue. For the three months and nine months ended September 30, 2006, the revenue of one other operator accounted for 15.5% and 15.6%, respectively, of total revenue.
During the three and nine month periods ended September 30, 2006 the Company recorded revenue of approximately $2.2 million and $6.3 million, or 14.6% and 15.4% of total revenue, respectively from the leases and other arrangements with Stealth, L.P., the tenant of the Houston Town and Country Hospital and MOB. Subsequent to September 30, 2006, the Company terminated its leases with Stealth, L.P. and replaced Stealth as tenant with a new partnership that was recently organized. The Company is presently considering offers from several hospital systems that have indicated a willingness to enter into a new lease that would include terms allowing us to recover all amounts owed by Stealth. At September 30, 2006, the Company has outstanding loans and receivables of approximately $3.2 million from Stealth. The Company has claimed cash security of $1.3 million.
Management believes that it will be successful in releasing the hospital and MOB, but there is no assurance that a replacement lessee will agree to pay amounts similar to those previously provided for in the leases with Stealth. The Company has made no provision in the accompanying financial statements for any costs which could be incurred if it does not successfully replace Stealth or if it is required to fund operations of the hospital for an extended period.
4. Debt
The following is a summary of debt:

	As of September 30, 2006		As of December 31, 2005
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$64,320,474	8.080%	$65,010,178	7.14%
Term loans	43,310,367	7.830%	35,474,342	6.64%
Senior unsecured notes
7.871% fixed through July, 2011, due July, 2016	65,000,000	7.781%	—
7.715% fixed through October, 2011, due October, 2016	20,000,000	7.715%	—
7.590 % fixed through October, 2011, due October, 2016	15,000,000	7.590%	—
7.333% fixed through October, 2011, due October, 2016	25,000,000	7.333%	—

	$232,630,841		$100,484,520

As of September 30, 2006, principal payments due for our term loans and senior unsecured notes were as follows:

2006	$144,717
2007	598,818
2008	42,566,832
2009	—
2010	—
Thereafter	125,000,000

Total	$168,310,367

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
In the third quarter of 2006, the Company issued $125.0 million of Senior Unsecured Notes (the “Notes”). The Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). Notes totaling $65.0 million will pay interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by the Company at any time on or after July 30, 2011. The remaining Notes will pay interest quarterly at fixed annual rates through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by the Company at any time on or after October 30, 2011.

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
SFAS No. 123(R), Share-Based Payment, became effective for annual and interim periods beginning January 1, 2006. The adoption of SFAS No. 123(R) had no material effect on the results of our operations during the three months and nine months ended September 30, 2006, nor in any prior period, because substantially all of the Company’s stock based compensation is in the form of restricted share and deferred stock unit awards. The Company’s policy for recording expense from restricted share and deferred stock unit awards was not affected by SFAS No. 123(R). Under SFAS No. 123(R), the additional compensation expense which the Company would have recorded for stock options in the three months and nine months ended September 30, 2006 and 2005 was not material.
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
Options exercisable at September 30, 2006, are as follows:

			Weighted Average
Exercise			Remaining
Price	Options Outstanding	Options Exercisable	Contractual Life (years)
$10.00	100,000	80,000	8.1
The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2005, the following assumptions were used to derive the fair values: an option term of four to six years; expected volatility of 27.75%; a weighted average risk-free rate of return of 4.30%; a dividend yield of 4.80%
Restricted stock awards vest over periods of three to five years, valued at the average price per share of common stock on the date of grant. Certain officers of the Company elected to receive their 2005 incentive bonus in shares of restricted stock in lieu of cash. Such shares vest at the rate of 25% on the date grant, and 37.5% on January 1 in each of the following two years. Shares granted under this plan are equivalent to 135% of the amount of cash bonus which the officer would otherwise receive. The price per share was based on the average market price per share on the date of approval of the bonuses by the Compensation Committee. The Compensation Committee awarded 140,500 shares of restricted common stock in May, 2006, to Company officers. These shares vest over a period of five years beginning July 1, 2006, based on a combination of service and performance criteria. The following summarizes restricted stock awarded in 2006:

		Weighted Average
	Shares	Value at Award Date
Outstanding at January 1, 2006	621,460	$10.10
Awarded — bonus election shares	88,499	$9.93
Awarded — other	140,500	$11.60
Vested	(188,185)	$10.08
Forfeited	—	—

Outstanding at September 30, 2006	662,274	$10.40

The value of outstanding restricted shares is charged to compensation expense over the vesting periods. In the three months and nine months ended September 30, 2006, the Company recorded $791,000 and $2,096,000, respectively, of non-cash compensation expense for restricted shares. The remaining unrecognized cost from share based compensation at September 30, 2006, is approximately $6.0 million and will be recognized over a weighted average period of approximately 1.35 years. During the three months and nine months ended September 30, 2006, restricted shares which vested had a value of approximately $687,000 and $1,984,000 on the vesting dates.
6. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the three months and nine months ended September 30, 2006 and 2005, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of shares issued and outstanding	39,481,070	37,593,311	39,417,433	29,961,841
Vested deferred stock units	48,617	13,169	35,980	14,130

Weighted average shares — basic	39,529,687	37,606,480	39,453,413	29,975,971
Common stock warrants, restricted stock and stock options	327,668	48,096	306,494	23,410

Weighted average shares — diluted	39,857,355	37,654,576	39,759,907	29,999,381

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
At September 30, 2006, we owned 16 operating healthcare facilities and held mortgage loans secured by three other facilities. In addition, we were in the process of developing three additional healthcare facilities that were not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 19 facilities we owned and the three facilities on which we had made mortgage loans were in ten states, had a carrying cost of approximately $554.5 million and comprised approximately 86.7% of our total assets. Our acquisition and other loans of approximately $46.3 million represented approximately 7.2% of our total assets. We do not expect such non-mortgage loan assets at any time to exceed 20% of our total assets.
At October 1, 2006, we had 19 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and make new mortgage loans and manage our existing properties and loans.

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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three months and nine months ended September 30, 2006, we recorded $791,000 and $2,363,000, respectively, of expense for share based compensation, related to grants of restricted common stock and deferred stock units.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, we had approximately $1.2 million in cash and temporary liquid investments. In October 2005, we entered into a four-year $100.0 million secured revolving credit facility. The loan, which had a balance of $64.3 million at September 30, 2006, is secured by a collateral pool comprised of several of our properties. The six properties currently in the collateral pool provide available borrowing capacity of approximately $84.4 million. We believe we have sufficient value in our other properties to increase the availability under the credit facility to its present maximum of $100.0 million. Under the terms of the credit agreement, we may increase the maximum commitment to $175.0 million subject to adequate collateral valuation and payment of customary commitment fees. We have begun discussions with the lender to expand the revolving credit facility to an amount greater than the maximum $175.0 million commitment. However, we can not provide assurance that we will enter into a larger revolving credit facility with the lender or with any other potential lender.
In the three months ended September 30, 2006, we sold $125.0 million of Senior Unsecured Notes due in 2016 (the “Notes”). The Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). The Notes will pay interest quarterly at fixed annual rate ranging from 7.333% to 7.871% for five years, and, thereafter, at an annual floating rate of three-month LIBOR plus 2.30%. We may call the Notes at par value at any time after five years. We used the net proceeds from the Notes primarily for funding acquisitions of healthcare real estate and mortgage loans. The ratio of fixed rate debt to variable rate debt is approximately 54% to 46%.
At September 30, 2006, we had remaining commitments to complete the funding of three development projects as described below (in millions):

	Original Commitment	Cost Incurred	Remaining Commitment
North Cypress community hospital	$64.0	$57.1	$6.9
Bucks County women’s hospital and medical office building	38.0	26.6	11.4
Portland long-term acute care hospital	17.8	14.4	3.4

Total	$119.8	$98.1	$21.7

Short-term Liquidity Requirements: We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to complete the developments described above, acquire as much as $100 million in additional assets, provide for working capital, and make required distributions to our stockholders through the remainder of 2006. We expect that such additional financing arrangements will include various types of new debt, possibly including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future. If we are not able to obtain or maintain these levels of debt, we believe that our ability to acquire up to $100 million of additional assets during the remainder of 2006 will be adversely affected.
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

Financing Activities
In the first quarter of 2006, we used $29.0 million of available cash to temporarily reduce the balance on our revolving credit facility. Since the first quarter of 2006, we borrowed a net additional $28.3 million on our revolving credit facility. In the first nine months of 2006, we also borrowed an additional $8.0 million on our construction loans for our West Houston Town and Country Hospital and Medical Office Building projects. In the three months ended September 30, 2006, we added $125.0 million from four issues of unsecured Senior Notes.
Investing Activities
In the first nine months of 2006, we invested $86.3 million in our four development projects. We also invested $9.7 million in our current operating facilities, primarily the West Houston Town and Country Hospital and Medical Office Building projects. We also acquired two facilities at a cost of $35.4 million and invested in two mortgage loans totaling $65.0 million. Our expectations about future investing activities are described above under Liquidity and Capital Resources. We also sold one facility for $7.6 million. The operations of that facility were not a material source of revenues, cash flows or total assets.
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
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net income for the three months ended September 30, 2006, was $8,673,547 compared to net income of $5,256,091 for the three months ended September 30, 2005, a 65.0% increase.
A comparison of revenues for the three months ended September 30, 2006 and 2005, is as follows:

					Year over
					Year
	2006	% of Total	2005	% of Total	Change
Base rents	$8,866,869	58.6%	$5,320,454	64.8%	66.7%
Straight-line rents	1,959,364	13.0%	1,007,062	12.3%	94.6%
Percentage rents	597,395	4.0%	643,757	7.8%	(7.2%)
Contingent rents	96,690	0.6%	—	—	—
Fee income	50,128	0.3%	14,883	0.2%	236.8%
Interest from loans	3,550,752	23.5%	1,218,785	14.9%	191.3%

Total revenue	$15,121,198	100.0%	$8,204,941	100.0%	84.3%

Revenue of $15,121,198 in the three months ended September 30, 2006, was comprised of rents (76.2%) and interest from loans and fee income (23.8%). In the third quarter of 2006, we owned 16 rent producing properties compared to ten in the third quarter of 2005, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. During the third quarter of 2006, we received percentage rents of approximately $597,000 from Vibra, a $46,000 decrease from the third quarter of 2005. Interest income from loans in the quarter ended September 30, 2006 compared to the same period in 2005 increased due to the origination of $105,000,000 mortgage loans since November of 2005. Vibra accounted for 46.0% and 83.8% of our gross revenues during the three months ended September 30, 2006 and 2005, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and mortgage loans and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.

Depreciation and amortization during the third quarter of 2006, was $1,974,371, compared to $1,170,387, during third quarter of 2005, a 68.7% increase. All of this increase is related to an increase in the number of rent producing properties from ten at September 30, 2005 to 16 at September 30, 2006. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the third quarters of 2006 and 2005 totaled $2,548,517, and $2,546,380 respectively, an increase of 0.1%. We recorded approximately $791,000 for share-based compensation in the third quarter of 2006 as compared to $555,000 in the third quarter of 2005. We record the expense from restricted share awards over vesting periods of three to five years.
Interest income (other than from loans) for the three months ended September 30, 2006 and 2005, totaled $198,442 and $767,917, respectively. Interest income decreased primarily due to lower cash balances in the three months ended September 30, 2006, compared to the same period in 2005. We used our cash balances of $59.1 million at December 31, 2005 to reduce debt, pay dividends and invest in our development projects.
Interest paid for the quarters ended September 30, 2006 and 2005, totaled $2,231,436 and $676,711, respectively. Capitalized interest for the quarters ended September 30, 2006 and 2005, totaled $2,145,622 and $914,679, respectively, resulting in interest expense (which includes amortized financing costs) for the three months ended September 30, 2006 and 2005, of $2,071,900 and $0, respectively. Interest paid increased due to higher interest rates and larger debt balances in 2006 compared to 2005. Capitalized interest increased due to higher interest rates and developments under construction of $99.1 million at September 30, 2006, compared to $78.5 million under construction at September 30, 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net income for the nine months ended September 30, 2006, was $24,566,228 compared to net income of $13,195,836 for the nine months ended September 30, 2005, an 86.2% increase.
A comparison of revenues for the nine months ended September 30, 2006 and 2005, is as follows:

					Year over
					Year
	2006	% of Total	2005	% of Total	Change
Base rents	$25,606,078	62.5%	$12,936,876	59.0%	97.9%
Straight-line rents	4,520,232	11.0%	3,784,801	17.3%	19.4%
Percentage rents	1,893,991	4.6%	1,642,712	7.5%	15.3%
Contingent rents	230,740	0.6%	—	—	—
Fee income	382,997	0.9%	98,963	0.4%	287.0%
Interest from loans	8,343,798	20.4%	3,463,894	15.8%	140.9%

Total revenue	$40,977,836	100.0%	$21,927,246	100.0%	86.9%

Revenue of $40,977,836 in the nine months ended September 30, 2006, was comprised of rents (78.7%) and interest from loans and fee income (21.3%). At September 30, 2006, we owned 16 rent producing properties compared to ten at September 30, 2005, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. During the first nine months of 2006, we received percentage rents of $1,893,991 from Vibra, a $251,000 increase from the first nine months of 2005, due to higher revenues at the original six Vibra facilities. Interest income from loans in the nine months ended September 30, 2006 compared to the same period in 2005 increased due to the origination of $105,000,000 mortgage loans since November of 2005. Vibra accounted for 50.8% and 88.4% of our gross revenues during the nine months ended September 30, 2006 and 2005, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the nine months ended September 30, 2006, was $5,480,638, compared to $2,986,790, during the nine months ended September 30, 2005, an 83.5% increase. All of this increase is related to an increase in the number of rent producing properties from ten at September 30, 2005 to 16 at September 30, 2006. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses in the nine months ended September 30, 2006 and 2005, totaled $7,948,530, and $5,712,257, respectively, an increase of 39.2%. We recorded approximately $2.4 million for share-based compensation as compared to $602,403 in the first nine months of 2005. Share based compensation for 2006 includes approximately $267,000 for 25,000 deferred stock units (DSU’s) awarded to the five independent members of our Board of Directors in May, 2006, at our annual meeting of shareholders. These DSU’s vested immediately upon award. Based on our existing director compensation policies and Board composition, a similar number of DSU’s will be awarded and expensed (based on the market price of our common stock) on the date of future annual meetings. The remaining share-based compensation expense recorded in 2006 represents the expense from grants of restricted shares to employees, officers and directors in 2005 and 2006. We record the expense from restricted share awards over vesting period of three to five years. Finally, in the nine months ended September 30, 2006, we settled a legal dispute resulting in incremental general and administrative expense of approximately $200,000.
Interest income (other than from loans) for the quarters ended September 30, 2006 and 2005, totaled $436,989 and $1,509,903, respectively. Interest income decreased primarily due to lower cash balances in the nine months ended September 30, 2006. We used our cash balances of $59.1 million at December 31, 2005 to reduce debt, pay dividends and invest in our development projects.
Interest paid for the nine months ended September 30, 2006 and 2005, totaled $5,494,249 and $2,772,994, respectively. Capitalized interest for the nine months ended September 30, 2006 and 2005, totaled $4,728,153 and $1,918,458, respectively, resulting in interest expense (which includes amortized financing costs) for the nine months ended September 30, 2006 and 2005, of $3,246,413 and $1,542,266, respectively. Interest paid increased due to higher interest rates and larger debt balances in 2006 compared to 2005. Capitalized interest increased due to higher interest rates and developments under construction of $99.1 million at September 30, 2006, compared to $78.5 million under construction at September 30, 2005.
Subsequent Event
On October 22, 2006, MPT West Houston Hospital, L.P. and MPT West Houston MOB, L.P., subsidiaries of Medical Properties Trust, Inc., terminated their respective leases with Stealth, L.P. (“Stealth”). The leases were for the hospital and medical office building, respectively, operated together by Stealth as Houston Town and County Hospital in Houston, Texas. The leases were originally entered into in 2004, with the lease for the hospital scheduled to expire in 2021 and that for the medical office building to expire in 2016. The leases required Stealth to make monthly payments of rent, including annual escalations of rent, and payments to fund repairs and improvements. The leases also required Stealth to pay all operating expenses of the facilities, including ad valorem taxes, insurance and utilities. During the three and nine month periods ended September 30, 2006 we recorded revenue of approximately $2.2 million and $6.3 million, or 14.6% and 15.4% of total revenue, respectively, from the leases and other arrangements with Stealth. We have made no provision in the accompanying financial statements for any costs which could be incurred if we do not successfully replace Stealth or if we are required to fund operations of the hospital for an extended period.
In connection with entering into the leases with Stealth, we also made working capital loans to Stealth and have unbilled rent receivables from Stealth in an aggregate amount, including accrued interest and after applying offsetting credits, of approximately $3.2 million. On October 24, 2006, we received the full proceeds of a letter of credit issued to us by Stealth in the amount of $1.3 million, which can be used to reduce the amount outstanding under the loans.
Stealth had not obtained managed care provider contracts that we believe are necessary for profitable operation of the hospital. Accordingly, and pursuant to our rights under the leases, we terminated the leases and began negotiations directly with other hospital systems that we believe have access to the necessary provider contracts. We are presently considering offers from several hospital systems that have indicated a willingness to enter into a new lease with us that would include terms allowing us to recover all amounts owed by Stealth.
While we believe that we will be successful in releasing the hospital and MOB, there is no assurance that a replacement lessee will agree to pay amounts similar to those previously provided for in our leases with Stealth. We have made no provision in the accompanying financial statements for any costs which could be incurred if we do not successfully replace Stealth or if we are required to fund operations of the hospital for an extended period.
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
The following table presents a reconciliation of FFO to net income for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$8,673,547	$5,256,091	$24,566,228	$13,195,836
Depreciation and amortization	1,974,371	1,170,387	5,480,638	2,986,790

Funds from operations — FFO	$10,647,918	$6,426,478	$30,046,866	$16,182,626

Per diluted share amounts:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$0.22	$0.14	$0.62	$0.44
Depreciation and amortization	0.05	0.03	0.14	0.10

Funds from operations — FFO	$0.27	$0.17	$0.76	$0.54

In addition to adjustments to net income necessary to calculate funds from operations in accordance with the NAREIT definition of FFO, we believe that investors also consider the effects of straight-line rent revenue and non-cash share based compensation expense.
Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two years ended September 30, 2006:

			Distribution per
Declaration Date	Record Date	Date of Distribution	Share
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
March 4, 2005	March 16, 2005	April 15, 2005	$0.11
November 11, 2004	December 16, 2004	January 11, 2005	$0.11
September 2, 2004	September 16, 2004	October 11, 2004	$0.10
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.2 million per year. This assumes that the amount outstanding under our variable rate debt remains approximately $117.6 million, the balance at October 16, 2006.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
(a) Information required to be disclosed on Form 8-K, Item 1.02
1.02 Termination of a Material Definitive Agreement.
On October 22, 2006, MPT West Houston Hospital, L.P. and MPT West Houston MOB, L.P., subsidiaries of Medical Properties Trust, Inc., terminated their respective leases with Stealth, L.P. (“Stealth”). The leases were for the hospital and medical office building, respectively, operated together by Stealth as Houston Town and County Hospital in Houston, Texas. The leases were originally entered into in 2004, with the lease for the hospital scheduled to expire in 2021 and that for the medical office building to expire in 2016. The leases required Stealth to make monthly payments of rent, including annual escalations of rent, and payments to fund repairs and improvements. The leases also required Stealth to pay all operating expenses of the facilities, including ad valorem taxes, insurance and utilities. During the three and nine month periods ended September 30, 2006 we recorded revenue of approximately $2.2 million and $6.3 million, or 14.6% and 15.4% of total revenue, respectively, from the leases and other arrangements with Stealth.
In connection with entering into the leases with Stealth, we also made working capital loans to Stealth and have unbilled rent receivables from Stealth in an aggregate amount, including accrued interest and after applying offsetting credits, of approximately $3.2 million. On October 24, 2006, we received the full proceeds of a letter of credit issued to us by Stealth in the amount of $1.3 million, which can be used to reduce the amount outstanding under the loans.
Stealth had not obtained managed care provider contracts that we believe are necessary for profitable operation of the hospital. Accordingly, and pursuant to our rights under the leases, we terminated the leases and began negotiations directly with other hospital systems that we believe have access to the necessary provider contracts. We are presently considering offers from several hospital systems that have indicated a willingness to enter into a new lease with us that would include terms allowing us to recover all amounts owed by Stealth.
While we believe that we will be successful in releasing the hospital and MOB, there is no assurance that a replacement lessee will agree to pay amounts similar to those previously provided for in our leases with Stealth. We have made no provision in the accompanying financial statements for any costs which could be incurred if we do not successfully replace Stealth or if we are required to fund operations of the hospital for an extended period.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2006
Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Vibra's financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.

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
Date: October 27, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2006