Form 10-K
period 2006-12-31
MEDICAL PROPERTIES TRUST INC
filed 2007-03-16
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant as of March 15, 2007 was approximately $704,228,219. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 15, 2007, 49,195,564 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

• our ability to enter into, and the terms of, our prospective leases and loans;

• our ability to obtain future financing arrangements;

• estimates relating to, and our ability to pay, future distributions;

• our ability to compete in the marketplace;

• lease rates and interest rates;

• market trends;

• projected capital expenditures; and

• the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

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

We were formed as a Maryland corporation on August 27, 2003 to succeed to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed by one of our founders in December 2002. We conduct substantially all of our business through our wholly-owned subsidiaries, MPT Operating Partnership, L.P., and MPT Development Services, Inc. References in this Annual Report on Form 10-K to “Medical Properties Trust,” “Medical Properties,” “we,” “us,” and “our” include Medical Properties Trust, Inc. and our wholly-owned subsidiaries.

Since April 2004, we have sold at various times approximately 47.8 million shares of common stock for net proceeds of approximately $496.5 million. We have committed to issue 3 million shares of common stock before February 28, 2008, for approximately $14.82 per share adjusted for certain activities. We used these proceeds generally to fund investments in healthcare real estate. At March 1, 2007, we have approximately $736.3 million invested in healthcare real estate and related assets.

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

In 2006, we continued to execute our business plan to create the preeminent provider of real estate capital to healthcare companies. During 2006, we:

•	Invested approximately $213 million in new healthcare real estate assets;

•	Completed the development and construction of two general acute care hospitals with an aggregate investment of approximately $100 million; and

•	Issued fixed rate term loans aggregating approximately $125 million and exchangeable notes of $138 million.

Subsequent to December 31, 2006, we:

•	Sold our Houston Town and Country Hospital and Medical Office Building real estate for a gain in excess of $5.0 million;

•	Added approximately $91 million in investments in healthcare real estate and related assets; and

•	Completed an offering of 12 million shares of common stock (of which 3 million shares will be issued prior to February 28, 2008).

Portfolio of Properties

As of December 31, 2006, we owned 21 facilities which were being operated by six tenants; we had two facilities that were under development and leased to two tenants; and we had three mortgage loans to two operators. In 2006, we had the following acquisition, investment and development activities:

•	We acquired 8 existing healthcare facilities for a total cost of approximately $115.5 million;

•	We made two mortgage loans totaling $65.0 million to the operator of two hospitals located in southern California;

•	Our facilities under development in Houston, TX (North Cypress) and Bloomington, IN (Monroe) began operations; and

•	We invested an additional approximately $8.5 million in facilities which we owned at December 31, 2005.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest only mortgage loans to healthcare operators, and we may make similar investments in the future. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include: physical rehabilitation hospitals, long-term acute care hospitals, and regional and community hospitals.

Our Leases and Loans

The leases for our facilities are “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate taxes, ground lease rent and the costs of capital expenditures, repairs and maintenance. Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have initial terms of 10 to 15 years and provide for annual rent or interest escalation and, in some cases, percentage rent.

Significant Tenants

At March 1, 2007, we have leases with seven hospital operating companies (including the two properties currently under development) covering 21 facilities and we have five mortgage loans to three hospital operating companies. Vibra Healthcare, LLC (“Vibra”) leases eight of our facilities. Total revenue from Vibra in 2006 was approximately $27.8 million, or 55.0% of total revenue. We expect that the percentage of revenue we earn from Vibra in 2007 will be substantially less than that in 2006 because we expect Vibra’s interest and percentage rent to decline and because our anticipated near-term future acquisitions and investments do not include transactions with Vibra. However, there is a reasonable likelihood that we will make additional investments in Vibra-operated properties in the foreseeable future.

At March 1, 2007, affiliates of Prime Healthcare Services, Inc. (“Prime”) lease five of our facilities and we have mortgage loans on two facilities owned by affiliates of Prime. Total revenue from Prime affiliates in 2006 was approximately $9.8 million, or 19.4% of total revenue. There is a reasonable likelihood that we will make additional investments in Prime affiliated properties in the foreseeable future.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remediate hazardous or toxic substances or petroleum product releases or threats of releases. Such laws also impose certain obligations and liabilities on property owners with respect to asbestos containing materials. These laws may impose remediation responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. Investigation, remediation and monitoring costs may be substantial and can exceed the value of the property. The presence of contamination or the failure to properly remediate contamination on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property.

Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, other REITs, other public and private real estate companies and private real estate investors. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase or develop facilities;

•	many of our competitors have greater financial and operational resources than we have; and

•	our competitors or other entities may determine to pursue a strategy similar to ours.

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time to time.

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

Final regulations applicable only to physician referrals for clinical laboratory services were published in August 1995. A proposed rule applicable to physician referrals for all designated health services was published in January 1998. In January 2001, the Centers for Medicare & Medicaid Services (CMS) published the “Phase I” final rule, which finalized a significant portion of the 1998 proposed rule. On March 26, 2004, CMS issued the second phase of its final regulations addressing physician referrals to entities with which they have a financial relationship (the “Phase II” rule). The Phase II rule addresses and interprets a number of exceptions for ownership and compensation arrangements involving physicians, including the exceptions for space and equipment rentals and the exception for indirect compensation arrangements. The Phase II rule also includes exceptions for physician ownership and investment, including physician ownership of rural providers and hospitals. The new regulation revised the hospital ownership exception to reflect the 18-month moratorium that began December 8, 2003 on physician ownership or investment in specialty hospitals, which was enacted in Section 507 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Phase II rule became effective on July 26, 2004. The moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005 (the “DRA”) which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of The report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or six months after enactment of the DRA.

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

Employees

We have 20 employees as of March 1, 2007. We anticipate hiring approximately four to six additional full-time employees during the next 12 months, commensurate with our growth. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any shareholder who should request the information directly from us at (205) 969-3755.

ITEM 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY

We were formed in August 2003 and have a limited operating history; our management has a limited history of operating a REIT and a public company and may therefore have difficulty in successfully and profitably operating our business.

We were organized in 2003 and thus have a limited operating history. We first elected REIT status for our taxable year ended December 31, 2004. We are subject to the risks generally associated with the formation of any new business, including unproven business models, uncertain market acceptance and competition with established businesses. Our management has limited experience in operating a REIT and a public company. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

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

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financings and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, there will be times when we will have limited access to capital from the equity and debt markets. During such periods, virtually all of our available capital will be required to meet existing commitments and to reduce existing debt. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties on a competitive basis or to meet our obligations. Our ability to grow through acquisitions and developments will be limited if we are unable to obtain debt or equity financing, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities.

Accordingly, we rely almost exclusively on rent payments from our tenants under leases or interest payments from our tenants under mortgage loans we have made to them for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of any facility, or the financial condition of any tenant or a guarantor, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. For example, in connection with our termination of leases relating to the Houston Town and Country Hospital and Medical Office Building in late 2006, our relevant subsidiaries were subsequently named as one of a number of defendants in lawsuits filed by various affiliates of the defaulting tenant. Resolution of these types of lawsuits in a manner materially adverse to us may adversely affect our financial condition and results of operations. If a tenant-operator defaults and we choose to terminate our lease, we then would be required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect the timing of and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Vibra and Prime.

As of December 31, 2006, we owned 21 facilities which were being operated by six operators, we had two facilities that were under development and leased to two operators, and we had three mortgage loans to two operators. Vibra Healthcare, LLC, or Vibra, leased seven of our facilities, representing 33.4% of the original total cost of our operating facilities and mortgage loans as of December 31, 2006, and affiliates of Prime Healthcare Services, Inc. leased seven of our facilities, representing 21.6% of the original total cost of our operating facilities and mortgage loans as of December 31, 2006. Total revenue from Vibra and Prime, including rent, percentage rent and interest, was approximately $27.8 million and $9.8 million, respectively, or 55.0% and 19.4%, respectively, of total revenue from continuing operations in the year ended December 31, 2006. The financial performance and resulting ability of each of Vibra and Prime to satisfy its lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders.

In the first quarter of 2007, we completed additional transactions with Prime for approximately $140.0 million. We may pursue additional transactions with Vibra or Prime in the future. Our relationship with Vibra and Prime, and their respective financial performance and resulting ability to satisfy its lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Vibra and Prime to make rent and loan payments to us, and its failure or delay to meet these obligations would have a material adverse effect on our financial condition and results of operations.

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

Some of our tenants, including North Cypress Medical Center Operating Company, Bucks County Oncoplastic Institute, Monroe Hospital and Vibra, are and some of our prospective tenants may be, newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

Our facilities and properties under development are currently leased to only seven tenants, four of which were recently organized and have limited or no operating histories, and failure of any of these tenants and the guarantors of their leases to meet their obligations to us would have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

Our existing facilities and the properties we have under development are currently leased to Vibra, Prime, Gulf States, North Cypress, Bucks County Oncoplastic Institute (“BCO”) and Monroe Hospital or their subsidiaries or affiliates. If any of our tenants were to experience financial difficulties, the tenant may not be able to pay its rent. Vibra, North Cypress, BCO and Monroe Hospital were recently organized and have limited or no operating histories.

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

As of December 31, 2006, we had $305.0 million of debt outstanding, which excludes $43.2 million, which was paid off in January 2007 with proceeds from the sale of our Houston Town and Country Hospital and Medical Office Building. As of March 1, 2007, we have approximately $274.0 million of debt outstanding. We may borrow from other lenders in the future, or we may issue corporate debt securities in public or private offerings and our organizational documents do not limit the amount of debt we may incur.

Most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance then-existing debt or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of December 31, 2006, we had approximately $46.0 million in variable interest rate debt ($15.0 million at March 1, 2007). We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect results of operations and our ability to make distributions to our stockholders.

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

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate and mortgage investments are and will continue to be concentrated in healthcare facilities, making us more vulnerable economically than if our investments were more diversified.

We have acquired and are developing and have made mortgage investments in and expect to continue acquiring and developing and making mortgage investments in healthcare facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

Our facilities may not have efficient alternative uses, which could impede our ability to find replacement tenants in the event of termination or default under our leases.

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

We are developing a women’s hospital and integrated medical office building in Bensalem, Pennsylvania and renovating a long-term acute care facility in Portland, Oregon. We expect to develop additional facilities in the future. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund distributions. We cannot assure you that we will complete our current construction projects on time or within budget or that future development projects will not be subject to delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

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

We have purchased general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases generally require our tenants to carry general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained on all facilities we have acquired and are developing and intend to obtain on all future facilities we acquire Phase I environmental assessments. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

Although the leases for our facilities generally require our tenants to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse affect on us. In addition, environmental and occupational health and safety laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease and may limit our use of the facility.

We have acquired interests in four of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is or the facility under development will be located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities. Our current ground lease in Marlton, New Jersey limits use of the property to operation of a 76 bed rehabilitation hospital. Our current ground lease for the facility in Redding, California limits use of the property to operation of a hospital offering the following services: skilled nursing; physical rehabilitation; occupational therapy; speech pathology; social services; assisted living; day health programs; long-term acute care services; psychiatric services; geriatric clinic services; outpatient services related to the foregoing service categories; and other post-acute services. Our current ground lease for the facility in San Antonio limits use of the property to operation of a comprehensive rehabilitation hospital, medical research and education and other medical uses and uses reasonably incidental thereto. These restrictions and any similar future restrictions in ground leases will limit our flexibility in renting the facility and may impede our ability to sell the property.

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

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

A significant number of our tenants operate long-term care hospitals, or LTACHs. The United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, or CMS, recently proposed a 0.71 percent increase to the LTACH prospective payment system rates for 2008. However, in light of concerns raised by an analysis of recent LTACH case mix data, CMS also proposed a budget neutrality requirement for annual payment updates.

In addition to the proposed payment changes, CMS is proposing changes to its policy known as the “25 percent rule.” That rule takes into account the percentage of patients that were admitted to the LTACH from its co-located host hospital (usually a general acute care hospital). Under the current policy, if an LTACH that is a hospital-within-a-hospital or satellite facility that has more than a certain percentage (generally 25 percent) of its discharges admitted from the co-located host hospital for the cost reporting period, then the payment to the LTACH would be adjusted downward. CMS is now proposing to extend the 25 percent threshold to situations not contemplated by the existing regulations. Under the proposed policy, the downward payment adjustment would apply to virtually all LTACHs if more than 25 percent (or the applicable percentage in certain special circumstances) of its discharged patients were admitted from an individual hospital, regardless of where that hospital is located. If adopted as proposed, these changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment of or transfers of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with such laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us.

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

Local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the federal Ethics in Patient Referrals Act of 1989, or Stark Law, and regulations adopted thereunder, if our lease arrangements do not satisfy the requirements of an applicable exception, that noncompliance could adversely affect the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors and subject us and our tenants to fines, which could impact their ability to make lease and loan payments to us. On March 26, 2004, CMS issued Phase II final rules under the Stark Law, which, together with the 2001 Phase I final rules, set forth CMS’ current interpretation and application of the Stark Law prohibition on referrals of designated health services, or DHS. These rules provide us additional guidance on application of the Stark Law through the implementation of “bright-line” tests, including additional regulations regarding the indirect compensation exception, but do not eliminate the risk that our lease arrangements and business strategy of physician investment may violate the Stark Law. Finally, the Phase II rules implemented an 18-month moratorium on physician ownership or investment in specialty hospitals imposed by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005, or the DRA, which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The final report was published on August 8, 2006, at which time the moratorium expired. However, we expect that specialty hospitals will continue to be closely scrutinized by Congress and various federal and state agencies. Further, despite the expiration of the specialty hospital moratorium, in its final report, CMS expressed its intention to (i) revise the Medicare Payment system to address incentives to physician investors; (ii) require disclosure of physician investment and compensation arrangements; (iii) continue to enforce the fraud and abuse laws; and (iv) continue to enforce prior violations of the MMA moratorium. We intend to use our good faith efforts to structure our lease arrangements to comply with these laws; however, if we are unable to do so, this failure may restrict our ability to permit physician investment or, where such physicians do participate, may restrict the types of lease arrangements into which we may enter, including our ability to enter into percentage rent arrangements.

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

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Maryland law and Medical Properties’ charter and bylaws contain provisions which may prevent or deter changes in management and third-party acquisition proposals that you may believe to be in your best interest, depress the price of Medical Properties common stock or cause dilution.

Medical Properties’ charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions and reduce the value of Medical Properties common stock. To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, no more than 50% in value of Medical Properties’ outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Medical Properties’ charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including Medical Properties common stock. Generally, Medical Properties common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make Medical Properties common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of Medical Properties common stock.

Medical Properties’ charter and bylaws contain provisions that may impede third-party acquisition proposals that may be in your best interests. Medical Properties’ charter and bylaws also provide that our directors may only be removed by the affirmative vote of the holders of two-thirds of Medical Properties common stock, that stockholders are required to give us advance notice of director nominations and new business to be conducted at our annual meetings of stockholders and that special meetings of stockholders can only be called by our president, our board of directors or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of Medical Properties common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.

We depend on the services of Edward K. Aldag, Jr., William G. McKenzie, R. Steven Hamner, Emmett E. McLean and Michael G. Stewart to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or are developing. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Our UPREIT structure may result in conflicts of interest between Medical Properties’ stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may in the future issue limited partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, Medical Properties has fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties Medical Properties’ officers and directors owe to its stockholders. These conflicts may result in decisions that are not in your best interest.

TAX RISKS ASSOCIATED WITH OUR STATUS AS A REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of Medical Properties common stock.

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

Loans to our tenants could be recharacterized as equity, in which case our rental income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition of the Vibra Facilities, our taxable REIT subsidiary made a loan to Vibra in an aggregate amount of approximately $41.4 million to acquire the operations at the Vibra Facilities. As of March 1,

2007, that loan had been reduced to approximately $29.9 million. Our taxable REIT subsidiary also made a loan of approximately $6.2 million to Vibra and its subsidiaries for working capital purposes, which has been paid in full. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiary bears interest at an annual rate of 9.25%.

Our taxable REIT subsidiary has made and will make loans to tenants to acquire operations or for other purposes. The Internal Revenue Service, or IRS, may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our rental income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiary, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	local conditions such as an oversupply of, or a reduction in demand for, rehabilitation hospitals, long-term acute care hospitals, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Future sales of common stock may have adverse effects on our stock price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. We may issue from time to time additional common stock or units of our operating partnership in connection with the acquisition of facilities and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common stock or the perception that these sales could occur may adversely effect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our distribution rate as a percentage of our price per share of common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution or interest rate on our securities or seek securities paying higher distributions or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

At December 31, 2006, our portfolio consisted of 21 owned properties and three mortgage loans with an aggregate of approximately 2.4 million square feet and 2,349 licensed beds. We also own two properties under construction that we expect to comprise in the aggregate approximately 252,000 square feet and 63 licensed beds.

	Total	Percentage of	Total
State	Revenue	Total Revenue	Investment

California	$20,042,283	39.7%	$251,203,954
Colorado	2,172,695	4.3%	13,538,836
Indiana	1,756,375	3.5%	34,959,038
Kentucky	6,870,200	13.6%	48,401,136
Louisiana	2,220,515	4.4%	17,588,305
Massachusetts	4,425,549	8.8%	29,650,220
New Jersey	6,099,064	12.1%	41,690,663
Oregon	5,000	—	17,098,481
Pennsylvania	1,027,521	2.0%	40,173,078
Texas	5,852,230	11.6%	150,669,105	(1)

	$50,471,432	100.0%	$644,972,816

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

Community Hospital	13	1,674,674	1,582	(1)
Long-term Acute Care Hospital	9	594,268	567
Rehabilitation Hospital	4	335,492	263

	26	2,604,434	2,412

(1)	Excludes a hospital and MOB which were sold in January, 2007, with a book value of approximately $63.3 million, shown as real estate held for sale in the consolidated financial statements at December 31, 2006.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for each quarter from the initial public offering to the period ending December 31, 2006, as reported by the New York Stock Exchange Composite Tape, and the distributions declared by us with respect to each such period.

	High	Low	Distribution

Year ended December 31, 2005
Third Quarter	$11.20	$9.62	$0.17
Fourth Quarter	10.09	7.60	0.18
Year ended December 31, 2006
First Quarter	11.23	9.40	0.21
Second Quarter	12.50	10.25	0.25
Third Quarter	13.93	11.25	0.26
Fourth Quarter	15.65	13.12	0.27

On March 15, 2007, the closing price for our common stock, as reported on the New York Stock Exchange, was $14.74. As of March 15, 2007, there were 52 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the years ended December 31, 2006, 2005 and 2004, and for the period from inception (August 27, 2003) to December 31, 2003:

	For the	For the	For the	Period from Inception
	Year Ended	Year Ended	Year Ended	(August 27, 2003) to
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003

OPERATING DATA
Total revenue	$50,471,432	$30,452,545	$10,893,459	$—
Depreciation and amortization	6,704,924	4,182,731	1,478,470	—
General and administrative expenses	10,190,850	8,016,992	5,150,786	992,418
Interest expense	4,417,955	1,521,169	32,769	—
Income from continuing operations	29,672,741	18,822,785	4,576,349	(1,023,276)
Income from discontinued operations	486,957	817,562	—	—

Net income	30,159,698	19,640,347	4,576,349	(1,023,276)

Income from continuing operations per diluted common share	0.75	0.58	0.24	(0.63)
Income from discontinued operations per diluted common share	0.01	0.03	—	—

Net income per diluted common share	0.76	0.61	0.24	(0.63)

Weighted average number of common shares — diluted	39,701,976	32,370,089	19,312,634	1,630,435

OTHER DATA
Net income	$30,159,698	$19,640,347	$4,576,349	$(1,023,276)
Depreciation and amortization	6,704,924	4,182,731	1,478,470	—

Funds from operations	36,864,622	23,823,078	6,054,819	(1,023,276)

Funds from operations per diluted common share	0.93	0.74	0.31	(0.63)
Dividends declared per diluted common share	0.99	0.62	0.21	—

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003

BALANCE SHEET DATA
Real estate assets — at cost	$558,124,367	$337,102,392	$151,690,293	$166,301
Other loans and investments	150,172,830	85,813,486	50,224,069	—
Cash and equivalents	4,102,873	59,115,832	97,543,677	100,000
Total assets	744,756,745	495,452,717	306,506,063	468,133
Debt	304,961,898	65,010,178	56,000,000	100,000
Other liabilities	95,021,876	71,991,531	17,777,619	1,389,779
Minority interests	1,051,835	2,173,866	1,000,000	—
Total stockholders’ equity	343,721,136	356,277,142	231,728,444	(1,021,646)
Total liabilities and stockholders’ equity	744,756,745	495,452,717	306,506,063	468,133

ITEM 7.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms typically for 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual rate increases that in the current market range from 1.5% to 3.5%. Our existing portfolio escalators range from 0% to 3.5%. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents which are based on the level of those tenants’ net revenues from their operations.

We selectively make loans to certain of our operators through our taxable REIT subsidiary, which they use for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities. For purpose of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, we conduct business operations in one segment.

At December 31, 2006, we owned 21 operating healthcare facilities and held three mortgage loans secured by three other properties. In addition, we are developing two additional healthcare facilities that are not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 23 facilities we owned and the three facilities that secured our mortgage loans were in ten states, had a carrying cost of approximately $650.7 million (including the balances of our mortgage loans) and comprised approximately 87.4% of our total assets. Our acquisition and other loans of approximately $45.2 million represented approximately 6.1% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets. We also had cash and temporary investments of approximately $4.1 million that represented less than one percent of our assets.

Our revenues are derived from rents we earn pursuant to the lease agreements with our tenants and from interest income from loans to our tenants and other facility owners. Our tenants and borrowers operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

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

Certain business factors, in addition to those described above that directly affect our tenants, will likely materially influence our future results of operations. These factors include:

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	unforeseen changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates; and

•	competition from other financing sources.

At March 1, 2007, we had 20 employees. Over the next 12 months, we expect to add four to six additional employees.

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

Our development projects normally allow us to earn what we term “construction period rent”. We record the accrued construction period rent as a receivable and as deferred revenue during the construction period. We recognize earned revenue on the straight-line method as the construction period rent is paid to us by the lessee/operator, usually beginning when the lessee/operator takes physical possession of the facility.

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

We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that the operations related to facilities that have been sold, or that we intend to sell, be presented as discontinued operations in the statement of operations for all periods presented, and facilities and related assets we intend to sell be designated as “held for sale” on our balance sheet.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which are typically 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.57 per share, which is the equivalent of 60.3346 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.57 times the 60.3346 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.57 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.57 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and have determined that this “capped call” must be recorded as a permanent adjustment to stockholders’ equity. We have therefore shown the premium paid in this transaction as a one-time adjustment in the statement of stockholders’ equity.

The exchangeable notes themselves also contain the conversion feature described above. SFAS No. 133 also states that certain “embedded” derivative contracts must follow the guidance of EITF No. 00-19 and be evaluated as though they also were a “freestanding” derivative contract. Embedded derivative contracts such the conversion feature in the notes should not be treated as a financial instrument separate from the note if it meets certain conditions in EITF No. 00-19. We have evaluated the conversion feature in the exchangeable notes and have determined that it should not be reported separately from the debt.

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

Stock-Based Compensation.  Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the years ended December 31, 2006 and 2005, we recorded approximately $2.9 million and $1.2 million, respectively, of expense for share based compensation related to grants of restricted common stock and deferred stock units. In 2006, we also granted performance based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. During 2006, we awarded 105,375 shares of restricted stock which are based solely on performance criteria over the next five years.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2006:

	Less Than			After
Contractual Obligations(1)	1 Year	2-3 Years	4-5 Years	5 Years	Total

Construction contracts	$10,547,453	$—	$—	$—	$10,547,453
Senior notes	9,630,775	19,261,550	19,198,672	169,769,670	217,860,667
Exchangeable notes	8,660,918	16,905,000	153,816,596	—	179,382,514
Revolving credit facility(2)	4,164,786	53,978,865	—	—	58,143,651
Operating lease commitments(3)	743,248	1,509,011	1,201,917	38,911,660	42,365,836

Totals	$33,747,180	$91,654,426	$174,217,185	$208,681,330	$508,300,121

(1)	Excludes the term loan of $43.2 million which was paid off on January 17, 2007.

(2)	Assumes the balance and interest rates are those in effect at December 31, 2006 and no principal payments are made until the expiration of the facility in 2009.

(3)	Some of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants.

The Company also has outstanding letters-of-credit which total $2.2 million at December 31, 2006 and which expire in 2007.

Liquidity and Capital Resources

As of March 1, 2007, we have approximately $36.4 million in cash and temporary liquid investments.

From the time of our initial capitalization in April 2004 through completion of our February 28, 2007 follow-on offering, we have issued approximately 47.8 million shares of common stock and realized net proceeds of approximately $496.5 million. We have also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At March 1, 2007, we have in place a $150.0 million secured revolving credit facility with an available borrowing base of approximately $90.1 million.

We have substantially used this equity and debt capital to acquire and develop healthcare real estate, fund mortgage loans and fund other loans to healthcare operators. In addition, we believe our present capitalization provides sufficient liquidity and resources to continue executing our business plan for the foreseeable future.

At December 31, 2006, we had remaining commitments to complete the funding of two development projects as described below (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment

Bucks County women’s hospital and medical office building	$38.0	$35.8	$2.2
Portland long-term acute care hospital	21.8	17.1	4.7

Total	$59.8	$52.9	$6.9

We expect these two developments to begin operation in the second quarter of 2007. We have no new development projects under commitment at March 1, 2007, which will reduce our need for cash to fund projects which produce no revenue during construction and development.

Short-term Liquidity Requirements:  We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to complete the developments described above, acquire in excess of $200 million in additional assets, provide for working capital, and make distributions to our stockholders through 2007. We expect that such additional financing arrangements will include various types of new debt and proceeds from the sale of up to 3 million shares of common stock pursuant to forward sale agreements between us and certain investment banking firms (described below). Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.

Long-term Liquidity Requirements:  We believe that cash flow from operating activities subsequent to 2007 will be sufficient to provide adequate working capital and make distributions to our stockholders in compliance with our requirements as a REIT. However, in order to continue acquisition and development of healthcare facilities during and after 2007 at our goals of $200-300 million annually, we will require access to more permanent external capital, possibly including preferred and common equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, utilize other forms of capital, if available, or reduce our acquisition activity.

In February 2007, we sold 9 million shares of common stock and realized net proceeds of $133.4 million. Concurrently, the underwriters borrowed from third parties and sold 3 million shares of our common stock in connection with forward sale agreements between us and affiliates of the underwriters. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers. We expect to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more future physical settlements of the forward sale agreements on a date or dates specified by us by February 28, 2008. The forward sale arrangements allow us to take down the proceeds as needed over the next year at a pre-determined price, but without immediately diluting our existing shares.

In addition, at March 1, 2007, we have immediate availability under our secured revolving credit arrangement of approximately $75.1 million and we may access up to approximately $44.4 million pursuant to our forward sale arrangement (described below) prior to February 28, 2008. We also expect to enter into another secured credit arrangement in the near future that we expect will provide approximately $42.0 million in availability. At March 1, 2007, we had unused proceeds of approximately $28.0 million from our sale of shares of our common stock in February 2007.

Investing Activities

During the year ended December 31, 2006, we made investments in eight existing healthcare facilities with an aggregate investment value of $115.5 million, and net cash outlays of $112.9 million, after subtracting contingent payments and facility improvement reserves. We invested an additional $8.5 million in properties owned at December 31, 2005. We also invested $114.4 million in our development projects. In 2006, we made loans with a total principal value of $68.1 million, and net cash outlays of $66.4 million, after subtracting contingent payments and facility improvement reserves. Our primary loans in 2006 were two first mortgage loans of $65.0 million. In September 2006, Vibra reduced the principal amount of its loans by $3.8 million following the repurchase of one of its properties. In January 2007, Vibra further reduced the principal amount of its loans by $7.7 million. Our expectations about future investing activities are described above under “Liquidity and Capital Resources.”

Results of Operations

We began operations during the second quarter of 2004. Since then, we have substantially increased our income earning investments each year, and we expect to continue to materially add to our investment portfolio. Accordingly, we expect that future results of operations will vary materially from our historical results. The results of operations presented below for the year ended December 31, 2005, have been adjusted to reflect the operations of two facilities which are recorded as discontinued operations at December 31, 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income for the year ended December 31, 2006 was $30,159,698 compared to net income of $19,640,347 for the year ended December 31, 2005.

A comparison of revenues for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005		Change

Base rents	$29,806,171	59.1%	$18,608,236	61.1%	$11,197,935
Straight-line rents	5,952,442	11.8%	4,764,527	15.7%	1,187,915
Percentage rents	2,384,601	4.7%	2,259,230	7.4%	125,371
Interest from loans	11,893,339	23.6%	4,704,369	15.4%	7,188,970
Fee income	434,879	0.8%	116,183	0.4%	318,696

Total revenue	$50,471,432	100.0%	$30,452,545	100.0%	$20,018,887

Revenue for the year ended December 31, 2006, was comprised of rents (75.6%) and interest and fee income from loans (24.4%). All of this revenue was derived from properties that we have acquired since July 1, 2004. Our base and straight-line rents increased in 2006 due to the acquisition of 10 facilities and opening of two developments in 2006. Interest income from loans in the year ended December 31, 2006, increased primarily based on the timing and amount of the Alliance mortgage loan made in 2005, and on the two mortgage loans made in 2006.

Vibra accounted for 55.0% and 86.2% of our gross revenues in 2006 and 2005, respectively, This includes percentage rents of approximately $2.4 million and $2.3 million in 2006 and 2005, respectively. In 2006, Vibra accounted for 61.5% of our total rent revenues. We expect that the portion of our total revenues attributable to Vibra will decline in relation to our total revenue. At December 31, 2006, assets leased and loaned to Vibra comprised 29.0% of our total assets. In January, 2007, Vibra reduced its acquisition loan balance by approximately $7.7 million to approximately $29.9 million. This payment allows Vibra to reduce its annual percentage rent payments to us from 2% of net revenues to 1% of net revenues.

Depreciation and amortization during the year ended December 31, 2006 was $6,704,924, compared to $4,182,731 during the year ended December 31, 2005. The increase is due to the timing and amount of acquisitions and developments in 2006 and 2005. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses during the years ended December 31, 2006 and 2005, totaled $10,190,850 and $8,016,992, respectively, which represents an increase of 27.1%. The increase is due primarily to approximately $3.1 million of non-cash share based compensation expense from restricted shares and deferred stock units granted to employees, officers and directors during 2006. We expect non-cash share based compensation to increase in 2007 because shares that were awarded in 2006 but do not vest until certain performance hurdles are met must nonetheless be expensed beginning in the year of the award based on our estimate of the likelihood of achieving those performance hurdles.

Interest income (other than from loans) for the years ended December 31, 2006 and 2005, totaled $515,038 and $2,091,132, respectively. Interest income decreased due to the timing and amount of offering proceeds temporarily invested in short-term cash equivalent instruments in 2005.

Interest expense for the years ended December 31, 2006 and 2005 totaled $4,417,955 and $1,521,169, respectively. Interest expense in 2006 and 2005 excludes interest of approximately $6.2 million and $3.1 million, respectively, which has been capitalized as part of the cost of development projects under construction during 2006 and 2005. We expect interest expense to increase during 2007 due to the issuance of $263.0 million in fixed rate notes in the second half of 2006 and the cessation of capitalization of interest on approximately $155.3 million in development projects that were placed in service in 2006 and that we expect to be placed in service in 2007.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income for the year ended December 31, 2005 was $19,640,347 compared to net income of $4,576,349 for the year ended December 31, 2004.

A comparison of revenues for the years ended December 31, 2005 and 2004, is as follows:

	2005		2004		Change

Base rents	$18,608,236	61.1%	$6,162,278	56.6%	$12,445,958
Straight-line rents	4,764,527	15.7%	2,449,065	22.5%	2,315,462
Percentage rents	2,259,230	7.4%	—	—	2,259,230
Interest from loans	4,704,369	15.4%	2,282,116	20.9%	2,422,253
Fee income	116,183	0.4%	—	—	116,183

Total revenue	$30,452,545	100.0%	$10,893,459	100.0%	$19,559,086

Revenue for the year ended December 31, 2005, was comprised of rents (84.2%) and interest and fee income from loans (15.8%). All of this revenue was derived from properties that we have acquired since July 1, 2004. Our base and straight-line rents increased in 2005 due to the timing of 2004 acquisitions, plus the acquisition and development of seven new facilities in 2005. In 2005, we received percentage rents of approximately $2.3 million from Vibra. Pursuant to our lease terms with Vibra, we were not eligible to receive percentage rent in 2004. Interest income from loans in the year ended December 31, 2005, increased primarily based on the timing and amount of Vibra loan advances and repayments in 2004 and 2005, and on the origination of the Denham Springs loan in 2005. Vibra accounted for 86.2% and 100.0% of our gross revenues in 2005 and 2004, respectively. In 2005, Vibra accounted for 85.1% of our total rent revenues. We expect that the portion of our total revenues attributable to Vibra will decline in relation to our acquisition of properties leased to tenants other than Vibra. At December 31, 2005, assets leased and loaned to Vibra comprised 38.3% of our total assets.

Depreciation and amortization during the year ended December 31, 2005 was $4,182,731, compared to $1,478,470 during the year ended December 31, 2004. The increase is due to the timing and amount of acquisitions and developments in 2004 (six properties owned for less than six months) and 2005 (six properties owned for a full year and eight properties placed in service throughout the year). We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses during the years ended December 31, 2005 and 2004, totaled $8,016,992 and $5,150,786, respectively, which represents an increase of 55.6%. The increase is due primarily to approximately $1.2 million of share based compensation expense (42% of the increase in general and administrative expenses) as a result of restricted shares granted to employees, officers and directors during 2005. In addition, we incurred incremental legal and professional expenses in 2005 related to our reporting and other compliance requirements as a public company. During 2005 we also incurred additional compensation expense related to the increased number of employees in 2005.

Interest income (other than from loans) for the years ended December 31, 2005 and 2004, totaled $2,091,132 and $930,260, respectively. Interest income increased due to the timing and amount of offering proceeds temporarily invested in short-term cash equivalent instruments and to higher interest rates in 2005.

Interest expense for the years ended December 31, 2005 and 2004 totaled $1,521,169 and $32,769, respectively. Interest expense in 2005 excludes interest of approximately $3.1 million which has been capitalized as part of the cost of development projects under construction during 2005.

Discontinued Operations

We entered into a contract for the disposition of two assets in 2006. On October 22, 2006, two of our subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”). The leases were for the hospital and medical office building (MOB), respectively, operated together by Stealth as Houston Town and County Hospital in Houston, Texas. The leases were originally entered into in 2004, with the lease for the hospital scheduled to expire in 2021 and that for the MOB to expire in 2016. The leases required Stealth to make monthly payments of rent, including annual escalations of rent, and payments to fund repairs and improvements. The leases also required Stealth to pay all operating expenses of the facilities, including ad valorem taxes, insurance and utilities. In 2006, we recorded revenue of approximately $7.4 million from the leases and loans with Stealth. In connection with entering into the leases with Stealth, we also made working capital loans to Stealth in an aggregate amount, including accrued interest and after applying offsetting credits, of approximately $3.2 million. Subsequent to the lease termination, we received the full proceeds of a letter of credit issued to us by Stealth in the amount of $1.3 million, which was used to reduce the amount outstanding under the loans.

Stealth had not obtained managed care provider contracts that we believed were necessary for profitable operation of the hospital. Accordingly, and pursuant to our rights under the leases, we terminated the leases and began negotiations directly with other hospital systems to lease or sell the facilities. These negotiations resulted in the ultimate sale of the hospital and MOB in January, 2007, for a sales price of approximately $71.7 million. During the period from the lease termination to the date of sale, the hospital was operated by a new third party operator under contract to the hospital. We also made loans to the operating company in amount of approximately $5.5 million, which we expect to recover from the net revenues which the hospital and the MOB generated during the interim period. The revenues and expenses from our leases and loans to Stealth for the Houston Town and Country Hospital are shown in the accompanying consolidated financial statements as discontinued operations.

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

The following table presents a reconciliation of FFO to net income for the years ended December 31, 2006 and 2005:

	For the Years Ended
	December 31,
	2006	2005

Net income	$30,159,698	$19,640,347
Depreciation and amortization	6,704,924	4,182,731

Funds from operations — FFO	$36,864,622	$23,823,078

Per diluted share amounts:

	For the Years Ended
	December 31,
	2006	2005

Net income	$.76	$.61
Depreciation and amortization	.17	.13

Funds from operations — FFO	$.93	$.74

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

The table below is a summary of our distributions paid or declared since January 1, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

February 15, 2007	March 29, 2007	April 12, 2007	$.27
November 16, 2006	December 14, 2006	January 11, 2007	$.27
August 18, 2006	September 14, 2006	October 12, 2006	$.26
May 18, 2006	June 15, 2006	July 13, 2006	$.25
February 16, 2006	March 15, 2006	April 12, 2006	$.21
November 18, 2005	December 15, 2005	January 19, 2006	$.18
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $150,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $150,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $15.0 million, the balance at March 1, 2007.

We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States.

Our exchangeable notes are exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November, 2007. Our dividend declared in November, 2006, went ex-dividend on December 12, 2006, at which time our conversion price adjusted to $16.56 per share. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. We have declared a dividend of $.27 cents per share to stockholders of record on March 29, 2007. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.

At the time we issued the exchangeable notes, we also entered into a capped call or call spread transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. If our share price exceeds that price, the result would be that we would issue additional shares of common stock. At a price of $20 per share, we would be required to issue an additional 434,000 shares. At $25 per share, we would be required to issue an additional two million shares.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Properties Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama
March 15, 2007

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005

ASSETS
Real estate assets
Land	$33,809,594	$21,430,000
Buildings and improvements	387,770,513	203,905,369
Construction in progress	57,432,264	45,913,085
Intangible lease assets	15,787,615	9,666,192
Mortgage loans	105,000,000	40,000,000
Real estate held for sale	63,324,381	56,187,747

Gross investment in real estate assets	663,124,367	377,102,392
Accumulated depreciation	(10,758,514)	(5,260,219)
Accumulated amortization	(1,297,908)	(622,612)

Net investment in real estate assets	651,067,945	371,219,561
Cash and cash equivalents	4,102,873	59,115,832
Interest and rent receivable	11,893,513	2,236,732
Straight-line rent receivable	12,686,976	7,213,591
Other loans	45,172,830	45,813,486
Other assets of discontinued operations	6,890,919	2,224,295
Other assets	12,941,689	7,629,220

Total Assets	$744,756,745	$495,452,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$304,961,898	$65,010,178
Debt — real estate held for sale	43,165,650	35,474,342
Accounts payable and accrued expenses	30,045,642	17,611,195
Liabilities of discontinued operations	341,216	2,317,705
Deferred revenue	14,615,609	5,201,488
Lease deposits and other obligations to tenants	6,853,759	11,386,801

Total liabilities	399,983,774	137,001,709
Minority interests	1,051,835	2,173,866
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 39,585,510 shares at December 31, 2006 and 39,345,105 shares at December 31, 2005, and	39,586	39,345
Additional paid-in capital	356,678,018	359,588,362
Distributions in excess of net income	(12,996,468)	(3,350,565)

Total stockholders’ equity	343,721,136	356,277,142

Total Liabilities and Stockholders’ Equity	$744,756,745	$495,452,717

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Rent billed	$32,190,772	$20,867,466	$6,162,278
Straight-line rent	5,952,442	4,764,527	2,449,066
Interest income from loans	12,328,218	4,820,552	2,282,115

Total revenues	50,471,432	30,452,545	10,893,459
Expenses
Real estate depreciation and amortization	6,704,924	4,182,731	1,478,470
General and administrative	10,190,850	8,016,992	5,150,786
Costs of terminated acquisitions	—	—	585,345

Total operating expenses	16,895,774	12,199,723	7,214,601

Operating income	33,575,658	18,252,822	3,678,858
Other income (expense)
Interest income	515,038	2,091,132	930,260
Interest expense	(4,417,955)	(1,521,169)	(32,769)

Net other (expense) income	(3,902,917)	569,963	897,491

Income from continuing operations	29,672,741	18,822,785	4,576,349
Income from discontinued operations	486,957	817,562	—

Net income	$30,159,698	$19,640,347	$4,576,349

Net income per common share — basic
Income from continuing operations	$0.75	$0.58	$0.24
Income from discontinued operations	0.01	0.03	—

Net income	$0.76	$0.61	$0.24

Weighted average shares outstanding — basic	39,537,877	32,343,019	19,310,833

Net income per share — diluted
Income from continuing operations	$0.75	$0.58	$0.24
Income from discontinued operations	0.01	0.03	—

Net income	$0.76	$0.61	$0.24

Weighted average shares outstanding — diluted	39,701,976	32,370,089	19,312,634

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2006, 2005 and 2004

	Preferred		Common		Additional	Distributions	Total
		Par		Par	Paid-in	in Excess	Stockholders’
	Shares	Value	Shares	Value	Capital	of Net Income	Equity (Deficit)

Balance at December 31, 2003	—	—	1,630,435	1,630	—	(1,023,276)	(1,021,646)
Redemption of founders’ shares	—	—	(1,108,527)	(1,108)	1,108	—	—
Issuance of common stock (net of offering costs)	—	—	25,560,954	25,561	233,476,082	—	233,501,643
Value of warrants issued	—	—	—	—	24,500	—	24,500
Deferred stock units issued to directors	—	—	—	—	125,000	—	125,000
Distributions declared ($.21 per common share)	—	—	—	—	—	(5,477,402)	(5,477,402)
Net income	—	—	—	—	—	4,576,349	4,576,349

Balance at December 31, 2004	—	—	26,082,862	26,083	233,626,690	(1,924,329)	231,728,444
Deferred stock units issued to directors	—	—	—	—	182,603	(10,852)	171,751
Retirement of deferred stock units	—	—	—	—	(75,000)	—	(75,000)
Restricted shares issued to employees	—	—	52,220	52	1,174,952	—	1,175,004
Proceeds from exercise of warrant	—	—	35,000	35	325,465	—	325,500
Issuance of common stock (net of offering costs)	—	—	13,175,023	13,175	124,353,652	—	124,366,827
Distributions declared ($.62 per common share)	—	—	—	—	—	(21,055,731)	(21,055,731)
Net income	—	—	—	—	—	19,640,347	19,640,347

Balance at December 31, 2005	—	—	39,345,105	39,345	359,588,362	(3,350,565)	356,277,142
Dividends declared ($.99 per common share)	—	—	—	—	—	(39,761,220)	(39,761,220)
Deferred stock units issued to directors	—	—	—	—	311,631	(44,381)	267,250
Restricted shares issued to employees in lieu of cash bonus	—	—	22,125	22	219,680	—	219,702
Restricted shares issued to employees and directors	—	—	218,280	219	2,848,335	—	2,848,554
Cost of call spread transaction	—	—	—	—	(6,289,990)	—	(6,289,990)
Net income	—	—	—	—	—	30,159,698	30,159,698

Balance at December 31, 2006	—	$—	39,585,510	$39,586	$356,678,018	$(12,996,468)	$343,721,136

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004

Operating activities
Net income	$30,159,698	$19,640,347	$4,576,349
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	8,318,303	4,567,675	1,517,530
Amortization of deferred financing costs	1,068,770	932,249	—
Straight-line rent revenue	(6,876,051)	(5,460,148)	(2,449,066)
Share based payments	3,115,804	1,346,755	125,000
Deferred revenue and fee income	(1,192,231)	(270,727)	—
Provision for uncollectible receivables and loans	3,313,061	—	—
Interest cost recorded as addition to debt	1,253,236	—	—
Other adjustments	(419,469)	(96,677)	(734,887)
Increase in:
Interest and rent receivable	(285,717)	(486,521)	(419,776)
Other assets	(2,407,394)	(2,312,681)	(309,769)
Increase (decrease) in:
Accounts payable and accrued expenses	6,982,887	4,700,558	6,644,130
Deferred revenue	107,390	1,420,030	210,000
Lease deposits and other obligations to tenants	(1,054.946)	174,527	—

Net cash provided by operating activities	42,083,341	24,155,387	9,159,511
Investing activities
Real estate acquired	(121,408,474)	(97,667,724)	(127,372,195)
Proceeds from sale of real estate	7,642,332	—	—
Principal received on loans receivable	—	7,890,958	—
Investment in loans receivable	(67,597,349)	(45,999,178)	(44,317,263)
Construction in progress	(114,362,232)	(78,778,843)	(23,151,797)
Other investments	(1,135,799)	—	—

Net cash used for investing activities	(296,861,522)	(214,554,787)	(194,841,255)
Financing activities
Proceeds from debt	362,128,450	104,474,342	56,200,000
Payments of debt	(118,607,528)	(60,645,833)	(300,000)
Deferred financing costs	(1,237,947)	(1,461,342)	(3,869,767)
Distributions paid	(36,105,732)	(16,730,414)	(2,608,286)
Proceeds from sale of common shares, net of offering costs	—	125,272,302	233,703,474
Sale of partnership units	—	1,137,500	—
Cost of call spread transactions	(6,289,990)	—
Other	(122,031)	(75,000)	—

Net cash provided by financing activities	199,765,222	151,971,555	283,125,421

(Decrease) increase in cash and cash equivalents for the year	(55,012,959)	(38,427,845)	97,443,677
Cash and cash equivalents at beginning of year	59,115,832	97,543,677	100,000

Cash and cash equivalents at end of year	$4,102,873	$59,115,832	$97,543,677

Interest paid, including capitalized interest of $6,220,427 in 2006 and $3,107,966 in 2005	$5,351,450	$3,461,654	$—
Supplemental schedule of non-cash investing activities:
Construction period rent and interest receivable recorded as deferred revenue	$9,083,201	$5,259,006	$757,787
Real estate acquisitions and new loans receivable recorded as lease and loan deposits	218,257	8,603,075	5,906,807
Real estate acquisitions and new loans receivable recorded as deferred revenue	1,184,000	577,500	—
Construction and acquisition costs charged to loans and real estate	1,455,395	774,479	—
Lease deposit applied to loan receivable	3,768,864	—	—
Loan receivable settled by acquisition of real estate	—	6,000,000	—
Construction in progress transferred to land and building	94,660,739	56,409,377	—
Supplemental schedule of non-cash financing activities:
Deferred offering costs charged to proceeds from sale of common stock	$—	$579,975	$201,832
Distributions declared and paid in the following year	10,849,920	7,194,432	2,869,116
Minority interest granted for contribution of land to development project	—	—	1,000,000
Other common stock transactions	264,302	10,904	—

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

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

From the time of the Company’s initial capitalization in April 2004 through completion of the February 28, 2007, follow-on offering, the Company has issued approximately 47.8 million shares of common stock and realized net proceeds of approximately $496.5 million. The Company has also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At March 1, 2007, the Company has in place a $150.0 million secured revolving credit facility with an available borrowing base of approximately $90.1 million.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Real Estate and Depreciation:  Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	40 years
Tenant origination costs	Remaining terms of the related leases
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years

Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. The Company classifies real estate assets as held for sale when the Company has commenced an active program to sell the assets, and in the opinion of the Company’s management, it is probable the asset will be sold within the next 12 months. The Company records the results of operations from material property sales or planned sales (which include real property, loans and any receivables) as discontinued operations in the consolidated statements of operations for all periods presented. Results of discontinued operations include interest expense from debt which secures the property sold or held for sale or which the company can otherwise reasonably allocate to the property.

Construction in progress includes the cost of land, the cost of construction of buildings, improvements and equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress.

Loans:  Loans consists of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. The mortgage loans are secured by interests in real property. The working capital and other long-term loans are generally secured by interests in receivables and corporate and individual guarantees.

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

Net Income Per Share:  The Company reports earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares and contingently issuable common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding shares, warrants and options.

Income Taxes:  For the period from January 1, 2004 through April 5, 2004, the Company had elected Sub-chapter S status for income tax purposes, at which time the Company filed its final tax returns as a Sub-chapter S company. Since April 6, 2004, the Company has conducted its business as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code. In 2005, the Company filed its initial tax

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

return as a REIT for the period from April 6, 2004, through December 31, 2004, at which time it formally made an election to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute to shareholders at least 90% of its ordinary taxable income. As a REIT, the Company generally is not subject to federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

The Company’s financial statements include the operations of a taxable REIT subsidiary, MPT Development Services, Inc. (MDS) that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. MDS is authorized to provide property development, leasing and management services for third-party owned properties and makes loans to lessees and operators.

Stock-Based Compensation:  The Company currently sponsors the Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) that was established in 2004. The Company accounts for its stock option plan under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. Awards of restricted stock and stock options with service conditions are amortized to compensation expense over the vesting periods which range from three to five years, using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards of restricted stock which contain performance criteria are amortized to compensation expense over the vesting periods, which correspond to the period over which services are performed, which range from three to five years, using the straight-line method. Awards of restricted stock with performance conditions are amortized over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

Derivative Financial Investments and Hedging Activities.  The Company accounts for its derivative and hedging activities using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149 and interpreted, which requires all derivative instruments to be carried at fair value on the balance sheet.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge. We are not currently a party to any derivatives contracts that require accounting under SFAS No. 133.

Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock provides guidance on the accounting and reporting for free-standing derivative financial instruments and for embedded derivatives which are indexed to and settled in the Company’s stock. EITF No. 00-19 provides criteria by which certain derivative financial instruments should be reported as liabilities or equity. It also provides guidance as to when embedded derivatives should be separated or “bifurcated” from the host instrument. The Company follows the provisions of this EITF to account for the conversion feature and “capped call” transactions related to its debt which is exchangeable for shares of the Company’s common stock.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In December 2006, the FASB ratified the consensus reached by the EITF regarding EITF 00-19-2, Accounting for Registration Payment Arrangements. The guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance is effective for periods beginning after December 15, 2006. However, early adoption is allowed for periods in which financial statements have not previously been issued.

Fair Value of Financial Instruments:  The Company has various assets and liabilities that are considered financial instruments. The Company estimates that the carrying value of cash and cash equivalents, interest receivable and accounts payable and accrued expenses approximates their fair values. The Company estimates the fair value of unbilled rent receivable based on expected payment dates, discounted at a rate which the Company considers appropriate for such assets considering their credit quality and maturity. The Company estimates the fair value of loans based on the present value of future payments, discounted at a rate which the Company considers appropriate for such assets considering their credit quality and maturity. The Company estimates that the carrying value of the Company’s revolving credit facility should approximate fair value because the debt is variable rate and adjusts daily with changes in the underlying interest rate index. The Company determines the fair value of its exchangeable notes based on quotes from securities dealers and market makers. The Company estimates the fair value of its senior notes based on the present value of future payments, discounted at a rate which the Company considers appropriate for such debt.

Reclassifications:  Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.

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

3.	Real Estate and Loans Receivable

Acquisitions

The Company has recorded the following assets from its acquisitions in 2006 and 2005:

	2006	2005

Land	$7,685,622	$10,760,000
Buildings	101,374,559	92,296,506
Intangible lease assets	6,478,579	4,351,229

	$115,538,760	$107,407,735

In 2006, the Company used funds from its revolving credit facility as well as Senior and Exchangeable Notes to fund acquisitions and developments. The Company funded the 2005 acquisitions and developments from its 2004 private placement, its 2005 IPO and from borrowings on its term loan and revolving credit facility. The Company entered into 15 year leases with the operators of the facilities (with the exception of a 10 year lease of the medical

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

office building), which in certain instances were also the sellers of the facilities. Each lease has renewal options which are generally for three five year periods. The leases also contain base rent escalation provisions based on the greater of a fixed percentage or general levels of inflation. Some leases contain provisions for the payment of percentage rents based on the tenant exceeding a certain level of revenues in their operations.

The Company recorded amortization expense of approximately $727,000 and $456,000 in 2006 and 2005, respectively, and expects to recognize amortization expense from existing lease intangible assets of approximately $1.1 million in each of the next five years. Capitalized lease intangibles have a weighted average remaining life of approximately 14 years.

Development Projects

In addition to properties acquired and placed in service during 2005 and 2006, the Company has the following development projects in various stages of completion at December 31, 2006 (in millions):

	Original	Cost	Remaining
	Commitment	Incurred	Commitment

Bucks County, PA women’s hospital and medical office building	$38.0	$35.8	$2.2
Portland, OR acute care hospital	21.8	17.1	4.7

Total	$59.8	$52.9	$6.9

In each of these two development projects, the Company has 15 year leases with options to renew. During the construction period, the Company is accruing and deferring rent based on the cost paid during the construction period. The Company will recognize the accrued construction period rent, including interest on the unpaid amount, over the 15 year terms of the leases. The Company’s commitments include loans of up to $4.0 million.

Leasing Operations

Minimum rental payments due in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2006, are as follows:

2007	$44,824,307
2008	45,574,139
2009	46,658,476
2010	47,768,821
2011	48,905,803
Thereafter	487,014,760

$720,746,306

For the years ended December 31, 2006 and 2005, Vibra Healthcare, LLC accounted for approximately 55% and 86%, respectively, of the Company’s total revenues from continuing operations and affiliates of Prime Healthcare Services, Inc. accounted for 19% and 10%, respectively of the Company’s total revenues from continuing operations.

Loans

In conjunction with the Company’s purchase of six healthcare facilities in July and August 2004, the Company also made loans aggregating $49.1 million to Vibra Healthcare, LLC (Vibra). As of December 31, 2006, Vibra has reduced the balance of the loans to approximately $37.6 million. In January, 2007, Vibra further reduced its loan to a balance of approximately $29.9 million. The Company has determined that Vibra is a variable interest entity. The

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Company has also determined that it is not the primary beneficiary of Vibra and, therefore, has not consolidated Vibra in the Company’s consolidated financial statements.

In December, 2005, the Company made a $40.0 million mortgage loan which is secured by a community hospital facility located in Odessa, Texas. The loan requires payment of interest only during its 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the greater of a fixed percentage or the annual change in the consumer price index. The loans may be prepaid under certain specified conditions.

In July 2006, the Company made two mortgage loans totaling $65.0 million, each secured by a general acute care hospital located in California. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions.

4.	Debt

The following is a summary of debt:

	As of December 31,			As of December 31,
	2006			2005
	Balance	Interest Rate		Balance	Interest Rate

Revolving credit facility	$45,996,359	7.800%		$65,010,178	7.14%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333%	-7.871%	—
Exchangeable senior notes due November, 2011	133,965,539	6.125%		—

	$304,961,868			$65,010,178

As of December 31, 2006, principal payments due for our senior unsecured and exchangeable notes were as follows:

2007	$—
2008	—
2009	—
2010	—
2011	133,965,539
Thereafter	125,000,000

Total	$258,965,539

In October, 2005, the Company signed a Credit Agreement for a secured revolving credit facility to replace an existing term loan. The agreement has a four year term and has an interest rate of the 30-day LIBOR plus a spread ranging from 235 to 275 basis points (7.80% at December 31, 2006) depending upon the Company’s overall leverage ratio. Outstanding balances are secured by properties with a book value of $140.8 million and a mortgage loan with a book value of $40.0 million at December 31, 2006. The Company may borrow up to $150.0 million depending on the value of collateral properties. The Company currently may borrow up to approximately $90.1 million, which may be increased to the maximum by substituting or by adding other properties as the Company may elect. The Company may also request to increase the available line of credit to a maximum of $175.0 million, with the payment of additional fees.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

During the third quarter of 2006, the Company issued $125.0 million of Senior Unsecured Notes (the “Notes”). The Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). Notes totaling $65.0 million will pay interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by the Company at any time on or after July 30, 2011. The remaining Notes will pay interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by the Company at any time on or after October 30, 2011.

In November 2006, the Company’s Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “Exchangeable Notes”). The Exchangeable Notes will pay interest semi-annually at a rate of 6.125% per annum (with an effective yield of 6.86%) and mature on November 15, 2011. The Exchangeable Notes have an initial exchange rate of 60.3346 Company common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $16.57 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Exchangeable Notes are exchangeable, prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on August 15, 2011 and also upon the occurrence of specified events, for cash up to their principal amount and the Company’s common shares for the remainder of the exchange value in excess of the principal amount. Net proceeds from the offering of the Exchangeable Notes were approximately $134.0 million, after deducting the initial purchasers’ discount.

Concurrently with the pricing of the Exchangeable Notes, the Operating Partnership entered into a “capped call” transaction with affiliates of the initial purchasers (the “option counterparties”) in order to increase the effective exchange price of the Exchangeable Notes to $18.94 per common share. The capped call transaction is expected to reduce the potential dilution with respect to the Company’s common stock upon exchange of the Exchangeable Notes to the extent the then market value per share of the Company’s common stock does not exceed $18.94 during the observation period relating to an exchange. The Company has reserved approximately 8.3 million shares which may be issued in the future to settle the Exchangeable Notes. The premium of $6.3 million paid for the “capped call” transaction has been recorded as a permanent reduction to additional paid in capital in the consolidated statement of stockholders’ equity.

In June, 2006, the Company exercised its option to convert the two construction loans for the West Houston Town and County Hospital and the adjacent medical office building to thirty-month term loans. The loans bear interest at the thirty-day LIBOR plus 2.50%. The loans require monthly payments of principal and interest with maturity in December, 2008 and are secured by mortgages on the hospital and medical office building. On January 17, 2007, the two properties securing these loans were sold and the loans were paid in full. Therefore, these loans are presented as Debt — held-for-sale real estate as of December 31, 2006 and 2005. The interest rate on these loans as of December 31, 2006 and 2005 was 7.838% and 6.640%, respectively.

Each of these debt agreements contains financial covenants which are typical for each of the agreements. The Company was in compliance with all such covenants at December 31, 2006.

In February, 2007, the Company agreed to the terms of a $42.0 million secured revolving bank credit facility. The terms are for five years with interest at the 30-day LIBOR plus 1.50%. The amount available under the facility will decrease by $800,000 per year beginning in the third year. The facility will be secured by real estate with a book value of approximately $61.7 million at December 31, 2006.

5.	Income Taxes

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

lives used to compute depreciation, and differences between the allocation of the Company’s net income and loss for financial reporting purposes and for tax reporting purposes.

Total common distributions declared were $0.99 per common share in 2006, $0.62 per common share in 2005 and $0.21 per common share in 2004. Of the dividends declared in 2004, $0.129177 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2004. The remaining distribution of $0.080823 is treated as ordinary income for federal income tax purposes in the year ended December 31, 2005. Of the dividends declared in 2005, $0.536168 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2005. The remaining distribution of $.083832 is treated as ordinary income for federal income tax purposes in the year ending December 31, 2006. Of the dividends declared in 2006, $0.531249 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2006, $0.181671 is treated as a return of capital and $.007080 will be treated as total capital gain, all of which is unrecaptured Sec. 1250 gain. The remaining distribution of $.27 is treated as income for federal income tax purposes in the year ending December 31, 2007.

6.	Earnings Per Share

The following is a reconciliation of the weighted average shares used in net income per common share — basic to the weighted average shares used in net income per common share — assuming dilution:

	For the Years Ended December 31,
	2006	2005	2004

Weighted average number of shares issued and outstanding	39,498,712	32,326,939	19,308,511
Vested deferred stock units	39,165	16,080	2,322

Weighted average shares — basic	39,537,877	32,343,019	19,310,833
Restricted stock awards	164,099	26,115	—
Common stock warrants	—	955	1,801

Weighted average shares — diluted	39,701,976	32,370,089	19,312,634

7.	Stock Awards

The Company has adopted the Medical Properties Trust, Inc. 2004 Amended and Restated Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights and performance units. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Company has reserved 4,631,330 shares of common stock for awards under the Equity Incentive Plan. The Equity Incentive Plan contains a limit of 300,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control of the Company, all outstanding and unvested awards will immediately vest. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

SFAS No. 123(R), Share-Based Payment, became effective for annual and interim periods beginning January 1, 2006. The adoption of SFAS No. 123(R) had no material effect on the results of operations during the year ended December 31, 2006, nor in any prior period, because substantially all of the Company’s stock based compensation is in the form of restricted share and deferred stock unit awards. The Company’s policy for recording expense from restricted share and deferred stock unit awards was not affected by SFAS No. 123(R). Under SFAS No. 123(R), the

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

additional compensation expense which the Company would have recorded for stock options in the years ended December 31, 2006, 2005 and 2004 was not material.

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

Options exercisable at December 31, 2006, are as follows:

			Weighted Average
			Remaining
Exercise Price	Options Outstanding	Options Exercisable	Contractual Life (years)

$10.00	100,000	80,000	7.8

The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2005, the following assumptions were used to derive the fair values: an option term of four to six years; expected volatility of 27.75%; a weighted average risk-free rate of return of 4.30%; a dividend yield of 4.80%. At December 31, 2006, the intrinsic value of options exercisable and outstanding is approximately $424,000 and $530,000, respectively.

Restricted stock awards vest over periods of three to five years, valued at the average price per share of common stock on the date of grant. Certain officers of the Company elected to receive their 2005 incentive bonus in shares of restricted stock in lieu of cash. Such shares vest at the rate of 25% on the date grant, and 37.5% on January 1 in each of the following two years. Shares granted under this plan are equivalent to 135% of the amount of cash bonus which the officer would otherwise receive. The price per share was based on the average market price per share on the date of approval of the bonuses by the Compensation Committee. The Compensation Committee awarded 140,500 shares of restricted common stock in May, 2006, to Company officers. These shares vest over a period of five years beginning July 1, 2006, based on a combination of service and performance criteria. The following summarizes restricted stock activity in 2006:

		Weighted Average
	Shares	Value at Award Date

Outstanding at January 1, 2006	621,460	$10.10
Awarded — bonus election shares	88,499	$9.93
Awarded — other	140,500	$11.60
Vested	(240,405)	$10.09
Forfeited	—	—

Outstanding at December 31, 2006	610,054	$10.43

The value of restricted share awards is charged to compensation expense over the vesting periods. In the year ended December 31, 2006 and 2005, the Company recorded approximately $2.9 million and $1.2 million, respectively, of non-cash compensation expense for restricted shares. The remaining unrecognized cost from share based compensation at December 31, 2006, is approximately $5.1 million and will be recognized over a weighted average period of approximately 1.5 years. During the year ended December 31, 2006, restricted shares which vested had a value of approximately $2.7 million on the vesting dates.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

8.	Commitments and Contingencies

The Company has provided approximately $2.2 million of bank letters of credit to two municipalities as security for its obligations in two development projects. The Company has deposited an equal amount of cash in separate accounts with the bank as security for these letters of credit. The cash deposited is recorded as other assets in the consolidated balance sheet at December 31, 2006.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2006 are as follows:

2007	743,248
2008	750,741
2009	758,270
2010	701,740
2011	500,177
Thereafter	38,911,660

$42,365,836

The total amount to be received from non-cancellable subleases at December 31, 2006, is approximately $25.0 million.

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

9.	Common Stock

On February 22, 2007, the Company completed the sale of 12,000,000 shares of common stock at a price of $15.60 per shares, less an underwriting commission of five percent. The underwriters have an option to purchase an additional 1,800,000 shares at the same price, less an underwriting commission of five percent, pursuant to their over-allotment option. Of the 12 million shares being sold, the underwriters are borrowing from third parties and selling 3,000,000 shares of Company common stock in connection with forward sale agreements between the Company and affiliates of the underwriters (the “forward purchasers”). The Company will not initially receive any proceeds from the sale of shares of Company common stock by the forward purchasers. The Company expects to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares only upon one or more future physical settlements of the forward sale agreements on a date or dates specified by the Company by February 28, 2008. The Company may elect to settle the forward sale agreements in cash, in which case the Company may not receive any proceeds and may owe cash to the forward purchasers. Cash settlement is based on the difference between the then current forward price and the current market price of the total shares remaining to be settled under the forward sale agreements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

10.	Fair Value of Financial Instruments

	December 31,		December 31,
	2006		2005
	Book	Fair	Book	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$4,102,873	$4,102,873	$59,115,832	$59,115,832
Interest and other receivables	11,893,513	12,110,029	2,236,732	2,165,350
Straight-line rent receivable	12,686,976	4,995,269	7,213,591	2,800,694
Loans	150,172,830	173,597,486	85,813,486	95,404,391
Debt	304,961,898	319,113,009	65,010,178	65,010,178
Accounts payable and accrued expenses	30,045,642	30,045,642	17,611,195	17,611,195

11.	Discontinued Operations

The Company entered into a contract for the disposition of two assets in 2006. On October 22, 2006, two of the Company’s subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”). The leases were for the hospital and medical office building (MOB), respectively, operated together by Stealth as Houston Town and County Hospital in Houston, Texas. The leases were originally entered into in 2004, with the lease for the hospital scheduled to expire in 2021 and that for the MOB to expire in 2016. The leases required Stealth to make monthly payments of rent, including annual escalations of rent, and payments to fund repairs and improvements. The leases also required Stealth to pay all operating expenses of the facilities, including ad valorem taxes, insurance and utilities. In 2006, the Company recorded revenue of approximately $7.4 million or 12.8% of total revenue from the leases and loans with Stealth. In connection with entering into the leases with Stealth, the Company also made working capital loans to Stealth in an aggregate amount, including accrued interest and after applying offsetting credits, of approximately $3.2 million. Subsequent to the lease termination, the Company received the full proceeds of a letter of credit issued by Stealth in the amount of $1.3 million, which was used to reduce the amount outstanding under the loans.

Stealth had not obtained managed care provider contracts that were necessary for profitable operation of the hospital. Accordingly, and pursuant to the Company’s rights under the leases, the Company terminated the leases and began negotiations directly with other hospital systems to lease or sell the facilities. These negotiations resulted in the ultimate sale of the hospital and MOB in January, 2007, for a sales price of approximately $71.7 million. During the period from the lease termination to the date of sale, the hospital was operated by a new third party operator under contract to the hospital. The Company also made loans to that operating company and incurred other costs in the amount of approximately $6.9 million, which the Company expects to recover from the net revenues which the hospital and MOB generated during the interim period. For the third party operator to repay the loan, it must collect its accounts receivable and liquidate other assets. Its accounts receivable are largely claims from Medicare and commercial payers. As a new operator, the collections from Medicare depend largely on yet to be determined cost reimbursement rates. The final reimbursement rates will not be determined until the operator submits its cost reports and undergoes an audit by Medicare. As a result, the ability of the operator to repay its loan from the Company will depend to a large extent on its final reimbursement rates as determined by Medicare. The Company has made no provision for any loss on this loan as of December 31, 2006. However, the Company does not expect that any loss which could occur would have a material effect on its financial condition or results of operations as of December 31, 2006. The revenues and expenses from leases and loans to Stealth for the Houston Town and Country Hospital are shown in the accompanying consolidated financial statements as discontinued operations.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

At the time of the termination, the Company had net loans and receivables, including accrued interest receivable, from Stealth and has recorded provisions for losses of approximately $1.9 million, which includes a non-cash charge of approximately $1.6 million from straight-line rent receivable. The following table presents the results of discontinued operations for the years ended December 31, 2006 and 2005 (there were no operations in 2004):

	For the Years Ended December 31,
	2006	2005

Revenues	$7,428,770	$1,096,654
Net profit	486,957	817,562
Earnings per share — basic and diluted	$0.01	$0.03

12.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	For the Three Month Periods in 2006 Ended
	March 31	June 30	September 30	December 31

Revenues	$10,757,672	$10,909,814	$12,915,676	$15,888,270
Income from continuing operations	$7,059,218	$6,958,362	$7,817,498	$7,837,663
Income (loss) from discontinued operations	$918,392	$956,709	$856,049	$(2,244,193)
Net income	$7,977,610	$7,915,071	$8,673,547	$5,593,470
Net income per share — basic	$0.20	$0.20	$0.22	$0.14
Weighted average shares outstanding — basic	39,428,071	39,519,695	39,529,687	39,634,127
Net income per share — diluted	$0.20	$0.20	$0.22	$0.14
Weighted average shares outstanding — diluted	39,501,723	39,757,723	39,857,355	39,937,776

	For the Three Month Periods in 2005 Ended
	March 31	June 30	September 30	December 31

Revenues	$6,480,528	$7,241,777	$8,204,941	$8,525,299
Income from continuing operations	$3,559,934	$4,379,811	$5,256,091	$5,626,949
Income from discontinued operations	$—	$—	$—	$817,562
Net income	$3,559,934	$4,379,811	$5,256,091	$6,444,511
Net income per share — basic	$0.14	$0.17	$0.14	$0.16
Weighted average shares outstanding — basic	26,099,195	26,096,021	37,606,480	39,359,578
Net income per share — diluted	$0.14	$0.17	$0.14	$0.16
Weighted average shares outstanding — diluted	26,103,259	26,110,119	37,654,576	39,382,139

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by the company in the reports that the Company files with the SEC.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Medical Properties Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2006, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Medical Properties Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medical Properties Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Medical Properties Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Medical Properties Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Properties Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006 and the related financial statement schedules, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/  KPMG, LLP

Birmingham, Alabama
March 15, 2007

ITEM 9B.  Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 17, 2007.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 17, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 17, 2007.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 17, 2007.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 17, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(b) Exhibits

Exhibit
Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement
3.2(2)	Registrant’s Amended and Restated Bylaws
3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4.1(1)	Form of Common Stock Certificate
4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
10.1(1)	First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.2(1)	Amendment to the First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.3(6)	Amended and Restated 2004 Equity Incentive Plan
10.4(7)	Form of Stock Option Award
10.5(7)	Form of Restricted Stock Award
10.6(7)	Form of Deferred Stock Unit Award
10.7(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10.8(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10.9(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.10(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003
10.11(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10.12(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10.13(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10.14(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10.15(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10.16(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10.17(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10.18(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10.19(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10.20(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10.21(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number	Exhibit Title

10.22(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10.23(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10.24(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10.25(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10.26(1)	Lease Agreement between MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10.27(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10.28(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10.29(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.30(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.31(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.32(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.33(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.34(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.35(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.36(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.37(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.38(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10.39(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10.40(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10.41(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10.42(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10.43(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005

Exhibit
Number	Exhibit Title

10.44(1)	Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Guardian Postacute Services, Inc., dated November 14, 1997
10.45(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10.46(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005
10.47(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.48(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.49(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.50(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10.51(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10.52(1)	Loan Agreement among MPT Operating Partnership, L.P., MPT of Odessa Hospital, L.P., Alliance Hospital, Ltd. and SRI-SAI Enterprises, Inc., dated December 23, 2005
10.53(1)	Promissory Note by Alliance Hospital, Ltd. in favor of MPT of Odessa Hospital, L.P., dated December 23, 2005
10.54(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10.55(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10.56(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007
10.57(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007
21.1(10)	Subsidiaries of Registrant
23.1(10)	Consent of KPMG LLP
31.1(10)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2(10)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99.1(10)	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2006

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 2, 2005.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Included in this Form 10-K.

(11)	Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We have not participated in the preparation of Vibra’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ Virginia A. Clarke Virginia A. Clarke	Director	March 15, 2007

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 15, 2007

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2007

G. Steven Dawson	Director

/s/ Robert E. Holmes Robert E. Holmes, Ph.D.	Director	March 15, 2007

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	March 15, 2007

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 15, 2007

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006

				Additions Subsequent to
				Acquisition		Cost at December 31,					Date Acquired
		Initial Costs			Carrying	2006			Accumulated	Date of	or	Depreciable
Location	Type of Property	Land	Buildings	Improvements	Costs	Land	Buildings(1)	Total	Depreciation	Construction	Placed in Service	Life (Years)

Bowling Green, KY	Rehabilitation hospital	$3,070,000	$33,570,541	$—	$—	$3,070,000	$33,570,541	$36,640,541	$2,098,159	1991	July 1, 2004	40
Thornton, CO	Rehabilitation hospital	2,130,000	6,013,142	—	—	2,130,000	6,013,142	8,143,142	350,767	1962	August 17, 2004	40
Fresno, CA	Rehabilitation hospital	1,550,000	16,363,153	—	—	1,550,000	16,363,153	17,913,153	1,022,697	1990	July 1, 2004	40
Marlton, NJ	Rehabilitation hospital	—	30,903,051	—	—	—	30,903,051	30,903,051	1,931,441	1994	July 1, 2004	40
New Bedford, NJ	Long term acute care hospital	1,400,000	19,772,169	—	—	1,400,000	19,772,169	21,172,169	1,153,376	1992	August 17, 2004	40
Victorville, CA	Acute care general hospital	2,000,000	24,994,553	—	31,270	2,000,000	25,025,823	27,025,823	1,147,016	1994	February 28, 2005	40
Covington, LA	Long term acute care hospital	821,429	10,238,246	—	13,843	821,429	10,252,089	11,073,518	405,722	1985	June 8, 2005	40
Denham Springs, LA	Long term acute care hospital	428,571	5,340,130	—	48,842	428,571	5,388,972	5,817,543	145,981	1965	June 8, 2005	40
Redding, CA	Rehabilitation hospital	—	19,952,023	—	8,170	—	19,960,193	19,960,193	748,735	1993	June 30, 2005	40
Sherman Oaks, CA	Acute care general hospital	5,290,000	13,586,688	—	30,721	5,290,000	13,617,409	18,907,409	341,091	1956	December 30, 2005	40
Chino, CA	Acute care general hospital	2,220,000	18,027,131	—	55,514	2,220,000	18,082,645	20,302,645	490,799	1972	November 30, 2005	40
Houston, TX	Acute care general hospital	8,039,948	31,360,555	5,196,853	—	11,547,737	33,049,619	44,597,356	984,235	2005	November 8, 2005	40
Houston, TX	Medical Office Building	1,534,727	15,474,146	3,249,170		1,534,727	18,723,317	20,258,044	546,783	2005	November 8, 2005	40
Bloomington, IN	Acute care general hospital	2,456,579	31,209,055	—	—	2,456,579	31,209,055	33,665,634	285,431	2006	August 8, 2006	40
Montclair, CA	Acute care general hospital	1,500,000	17,419,269	—	—	1,500,000	17,419,269	18,919,269	181,451	1971	August 9, 2006	40
Dallas, TX	Long term acute care hospital	1,000,000	13,588,870	—	—	1,000,000	13,588,870	14,588,870	112,700	2006	September 5, 2006	40
Huntington Beach, CA	Acute care general hospital	937,500	10,906,871	—	—	937,500	10,906,871	11,844,371	45,445	1965	November 8, 2006	40
LaPalma, CA	Acute care general hospital	937,500	10,906,871	—	—	937,500	10,906,871	11,844,371	45,445	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875,000	21,813,742	—	—	1,875,000	21,813,742	23,688,742	90,891	1964	November 8, 2006	40
Luling, TX	Acute care general hospital	811,026	9,344,667	—	—	811,026	9,344,667	10,155,693	19,468	2003	December 1, 2006	40
San Antonio, TX	Rehabilitation hospital	—	10,197,664	—	—	—	10,197,664	10,197,664	21,245	1987	December 1, 2006	40
Victoria, TX	Acute care general hospital	624,596	7,196,605	—	—	624,596	7,196,605	7,821,201	14,993	1998	December 1, 2006	40
Houston, TX	Acute care general hospital	4,757,393	56,237,712	—	—	4,757,393	56,237,712	60,995,105	105,661	2006	December 1, 2006	40

		$43,384,269	$434,416,854	$8,446,023	$188,360	$46,892,058	$439,543,449	$486,435,507	$12,289,532

	December 31,	December 31,	December 31,
	2006	2005	2004

COST
Balance at beginning of period	$281,523,115	$122,057,232	$—
Acquisitions	109,060,181	102,898,770	—
Transfers from construction in progress	94,660,739	56,409,377	—
Additions	8,476,648	157,736	122,057,232
Dispositions	(7,285,176)	—	—

Balance at end of period	$486,435,507	$281,523,115	$122,057,232

	December 31,	December 31,	December 31,
	2006	2005	2004

ACCUMULATED DEPRECIATION
Balance at beginning of period	$5,260,219	$1,311,757	$—
Depreciation	7,287,428	3,948,462	1,311,757
Depreciation on disposed properties	(258,115)	—	—

Balance at end of period	$12,289,532	$5,260,219	$1,311,757

(1)	The gross cost for federal income tax purposes is $502,223,122.

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Alliance Hospital(1)	10.0%	2020		(2)	$40,000,000	$40,000,000	(3)
Centinela Hospital	10.0%	2021		(2)	25,000,000	25,000,000	(3)
Daniel Freeman Marina Hospital	10.0%	2021		(2)	40,000,000	40,000,000	(3)

					$105,000,000	$105,000,000

See accompanying notes to this schedule on the following page.

(1)	Included in eligible properties which serve as collateral for our revolving credit facility.

(2)	There were no prior liens on loans as of December 31, 2006.

(3)	The mortgage loan was not delinquent with respect to principal or interest.

(4)	Reconciliation of “Mortgage Loans on Real Estate:”

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$40,000,000	$—	$—
Additions during year:
New mortgage loans and additional advances on existing loans	65,000,000	46,000,000	—
Interest income added to principal	—	—	—
Amortization of discount	—	—	—

	105,000,000	46,000,000	—
Deductions during year:
Settled through acquisition of real estate	—	6,000,000	—
Collection of principal	—	—	—
Foreclosure	—	—	—

	—	6,000,000	—

Balance at end of year	$105,000,000	$40,000,000	$—

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement
3.2(2)	Registrant’s Amended and Restated Bylaws
3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4.1(1)	Form of Common Stock Certificate
4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
10.1(1)	First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.2(1)	Amendment to the First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.3(6)	Amended and Restated 2004 Equity Incentive Plan
10.4(7)	Form of Stock Option Award
10.5(7)	Form of Restricted Stock Award
10.6(7)	Form of Deferred Stock Unit Award
10.7(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10.8(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10.9(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.10(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003
10.11(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10.12(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10.13(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10.14(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10.15(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10.16(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10.17(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10.18(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10.19(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10.20(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10.21(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004
10.22(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004

Exhibit
Number	Exhibit Title

10.23(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10.24(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10.25(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10.26(1)	Lease Agreement between MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10.27(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10.28(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10.29(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.30(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.31(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.32(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.33(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.34(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.35(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.36(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.37(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.38(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10.39(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10.40(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10.41(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10.42(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10.43(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10.44(1)	Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Guardian Postacute Services, Inc., dated November 14, 1997
10.45(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001

Exhibit
Number	Exhibit Title

10.46(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005
10.47(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.48(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.49(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.50(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10.51(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10.52(1)	Loan Agreement among MPT Operating Partnership, L.P., MPT of Odessa Hospital, L.P., Alliance Hospital, Ltd. and SRI-SAI Enterprises, Inc., dated December 23, 2005
10.53(1)	Promissory Note by Alliance Hospital, Ltd. in favor of MPT of Odessa Hospital, L.P., dated December 23, 2005
10.54(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10.55(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10.56(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007
10.57(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007
21.1(10)	Subsidiaries of Registrant
23.1(10)	Consent of KPMG LLP
31.1(10)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2(10)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99.1(10)	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2006

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 2, 2005.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Included in this Form 10-K.

(11)	Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We have not participated in the preparation of Vibra’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.