Form 10-Q
period 2007-03-31
MEDICAL PROPERTIES TRUST INC
filed 2007-05-10
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2007, the registrant had 48,968,062 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$440,251,031	$437,367,722
Construction in progress	20,663,922	57,432,264
Mortgage loans	225,000,000	105,000,000
Real estate held for sale	—	63,324,381

Gross investment in real estate assets	685,914,953	663,124,367
Accumulated depreciation and amortization	(12,595,219)	(12,056,422)

Net investment in real estate assets	673,319,734	651,067,945

Cash and cash equivalents	31,996,738	4,102,873
Interest and rent receivable	13,592,198	11,893,513
Straight-line rent receivable	13,370,926	12,686,976
Other loans	62,252,787	45,172,830
Other assets of discontinued operations	7,595,330	6,890,919
Other assets	11,821,647	12,941,689

Total Assets	$813,949,360	$744,756,745

Liabilities and Stockholders’ Equity
Liabilities
Debt	$274,167,107	$304,961,898
Debt – real estate held for sale	—	43,165,650
Accounts payable and accrued expenses	35,676,865	30,386,858
Deferred revenue	17,244,367	14,615,609
Lease deposits and other obligations to tenants	7,768,823	6,853,759

Total liabilities	334,857,162	399,983,774

Minority interests	1,413,508	1,051,835

Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 48,915,842 shares at March 31, 2007, and 39,585,510 shares at December 31, 2006	48,916	39,586
Additional paid in capital	493,776,844	356,678,018
Distributions in excess of net income	(16,147,070)	(12,996,468)

Total stockholders’ equity	477,678,690	343,721,136

Total Liabilities and Stockholders’ Equity	$813,949,360	$744,756,745

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Rent billed	$11,937,716	$7,267,219
Straight-line rent	683,950	998,307
Interest income from loans	5,436,682	2,492,146

Total revenues	18,058,348	10,757,672
Expenses
Real estate depreciation and amortization	2,539,865	1,434,562
General and administrative	4,637,681	2,516,171

Total operating expenses	7,177,546	3,950,733

Operating income	10,880,802	6,806,939
Other income (expense)
Interest income	178,215	252,279
Interest expense	(5,013,234)	—

Net other (expense) income	(4,835,019)	252,279

Income from continuing operations	6,045,783	7,059,218
Income from discontinued operations	4,158,169	918,392

Net income	$10,203,952	$7,977,610

Net income per common share – basic
Income from continuing operations	$0.14	$0.18
Income from discontinued operations	0.10	0.02

Net income	$0.24	$0.20

Weighted average shares outstanding — basic	42,823,619	39,428,071

Net income per share – diluted
Income from continuing operations	$0.14	$0.18
Income from discontinued operations	0.10	0.02

Net income	$0.24	$0.20

Weighted average shares outstanding — diluted	43,070,303	39,501,723

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$10,203,952	$7,977,610
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,672,133	1,792,462
Straight-line rent revenue	(683,950)	(1,301,457)
Share-based compensation	795,247	605,558
Gain on sale of real estate	(4,061,626)	—
Other adjustments	1,193,375	3,415,461

Net cash provided by operating activities	10,119,131	12,489,634

Investing activities
Real estate acquired	(7,740,920)	(7,003,377)
Principal received on loans receivable	7,730,359	—
Proceeds from sale of real estate	69,801,411	—
Investment in loans receivable	(94,563,502)	(310,000)
Construction in progress	(9,579,186)	(26,699,437)

Net cash used for investing activities	(34,351,838)	(34,012,814)

Financing activities
Additions to debt	77,700,000	4,026,393
Payments of debt	(151,862,009)	(29,000,000)
Distributions paid	(10,894,247)	(7,194,432)
Sale of common stock	136,101,634	—
Other financing activities	1,081,194	—

Net cash provided by (used for) financing activities	52,126,572	(32,168,039)

Increase (decrease) in cash and cash equivalents for period	27,893,865	(53,691,219)
Cash and cash equivalents at beginning of period	4,102,873	59,115,832

Cash and cash equivalents at end of period	$31,996,738	$5,424,613

Interest paid, including capitalized interest of $967,303 in 2007 and $1,129,417 in 2006	$5,351,450	$1,419,040
Supplemental schedule of non-cash investing activities
Real estate converted to mortgage loans receivable	$48,871,850	$—
Construction in progress transferred to land and building	44,229,175	—
Other non-cash investing activities	1,313,765	1,898,423
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$13,343,279	$8,411,563
Other non-cash financing activities	212,935	219,775
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
From the time of the Company’s initial capitalization in April 2004 through completion of the follow-on offering in the first quarter of 2007, the Company has sold approximately 48.0 million shares of common stock and realized net proceeds of approximately $494.5 million. The Company has also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At May 1, 2007, the Company has in place a $150.0 million secured revolving credit facility with an available borrowing base of approximately $85.6 million.
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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
New Accounting Pronouncements: In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2004 through December 31, 2006 remain open to examination by the Internal Revenue Service and the tax authorities of significant jurisdictions in which the Company does business.
Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2007 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
In January, 2007, the Company completed the sale of a general acute care hospital and attached medical office building (MOB) located in Houston, TX for cash proceeds which were used to reduce debt. The Company has retained funds sufficient to pay the minority interest holders for their investment and earnings in the MOB partnership.
In the three months ended March 31, 2007, the Company sold two hospital properties leased to one operator. In conjunction with the sales, the Company made two mortgage loans totaling $120 million on the same properties to the same operator. In addition, the Company funded the remaining contingent purchase prices aggregating $20 million related to five other hospitals leased to the same operator. These amounts, which resulted in an aggregate investment in the five hospitals of approximately $110 million, were loaned to the operator pursuant to terms similar to the related lease terms. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions.
For the three months ended March 31, 2007 and 2006, revenue from Vibra Healthcare, LLC accounted for 36.6% and 64.3%, respectively, of total revenue. For the three months ended March 31, 2007 and 2006, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 19.6% and 18.8%, respectively, of total revenue.
4. Debt
The following is a summary of debt:

	As of March 31,		As of December 31,
	2007		2006
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$15,015,897	7.670%	$45,996,359	7.800%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333% - 7.871%	125,000,000	7.333% -7.871%
Exchangeable senior notes due November, 2011	134,151,210	6.125%	133,965,539	6.125%

	$274,167,107		$304,961,868

As of March 31, 2007, principal payments due for our senior unsecured and exchangeable notes were as follows:

2007	$—
2008	—
2009	—
2010	—
2011	134,151,210
Thereafter	125,000,000

Total	$259,151,210

5. Common Stock
In the three months ended March 31, 2007, the Company completed the sale of 12,217,900 shares of common stock at a price of $15.60 per share, less underwriting commissions. Of the 12 million shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of Company common stock in connection with forward sale agreements between the Company and affiliates of the underwriters (the “forward purchasers”). The Company expects to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares only upon one or more future physical settlements of the forward sale agreements on a date or dates specified by the Company by February 28, 2008. The Company may elect to settle the forward sale agreements in cash, in which case the Company may not receive any proceeds and may owe cash to the forward purchasers. Cash settlement is based on the difference between the then current forward price and the current market price of the total shares remaining to be settled under the forward sale agreements.
6. Stock Awards
The Company has adopted the Medical Properties Trust, Inc. 2004 Amended and Restated Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights and performance units. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At March 31, 2007, the Company has 3,472,330 shares of common stock available for awards under the Equity Incentive Plan.
In the three month period ended March 31, 2007, the Compensation Committee of the Board of Directors awarded 134,000 shares of restricted stock to management and other employees of the Company. The awards vest over a five year period based on service criteria. The Company recorded non-cash expense for share based compensation of approximately $795,000 and $606,000 in the three month periods ended March 31, 2007 and 2006, respectively.
7. Discontinued Operations
In 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and re-possessed the real estate. In January, 2007, the Company sold the hospital and MOB complex for a sales price of approximately $71.7 million and recorded a gain of approximately $4.1 million, which is reported in results from discontinued operations. During the period from the lease termination to the date of sale, the hospital was leased to and operated by a third party operator under contract to the hospital. The Company has substantially funded through loans the working capital requirements of the operator pending the operator’s collection of patient receivables from Medicare and other third party payors. The accompanying financial statements include provisions to reduce such loans to their estimated net realizable value.
The following table presents the results of discontinued operations for the three months ended March 31, 2007 and 2006:

	For the Three Months
	Ended March 31,
	2007	2006
Revenues	$254,116	$1,934,595
Net profit	4,158,169	918,392
Earnings per share — basic and diluted	$0.10	$0.02

7. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share – assuming dilution for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months
	Ended March 31,
	2007	2006
Weighted average number of shares issued and outstanding	42,781,098	39,404,454
Vested deferred stock units	42,521	23,617

Weighted average shares — basic	42,823,619	39,428,071
Common stock warrants and options	246,684	73,652

Weighted average shares — diluted	43,070,303	39,501,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:
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
At March 31, 2007, we owned 20 operating healthcare facilities and held five mortgage loans secured by five other properties. In addition, we were in the process of developing an additional healthcare facility that was not yet in operation. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 21 facilities we owned and the five facilities on which we had made mortgage loans were in ten states, had a carrying cost of approximately $685.9 million and comprised approximately 84.0% of our total assets. Our acquisition and other loans of approximately $62.3 million represented approximately 7.6% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets.
At May 1, 2007, we had 20 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and manage our existing properties and loans.
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
We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally secured by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees and are usually cross-defaulted with their leases and/or other loans. As with straight-line rent receivables, our management must also periodically evaluate loans to determine what amounts may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the loan to its estimated net receivable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.
Investments in Real Estate. We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, three to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Purchase Price Allocation. We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because our strategy to a large degree involves the origination of long term lease arrangements at market rates at the same time we acquire the property, we do not expect the above-market and below-market in-place lease values to be significant for many of our anticipated transactions.
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
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We expect to formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We plan to review periodically the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges, if any, will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, which we expect to affect the Company primarily in the form of interest rate risk or variability of interest rates, are considered fair value hedges under SFAS No. 133. We are not currently a party to any derivatives contracts designated as cash flow hedges.
In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.55 per share, which is the equivalent of 60.3346 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.55 times the 60.3346 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.55 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.55 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three month period ended March 31, 2007, we recorded $795,000 of expense for share based compensation, related to grants of restricted common stock. In 2006, we also granted performance based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. During 2006, we awarded 105,375 shares of restricted stock which are based solely on performance criteria over the next five years. We expect that there may be additional share based awards which will vest based on the performance rather than service criteria.
LIQUIDITY AND CAPITAL RESOURCES
As of May 1, 2007, we have approximately $18.0 million in cash and cash equivalents.
From the time of our initial capitalization in April 2004 through completion of our 2007 follow-on offering, we have sold approximately 48.0 million shares of common stock and realized net proceeds of approximately

$494.5 million. We have also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At May 1, 2007, we have in place a $150.0 million secured revolving credit facility with an available borrowing base of approximately $85.6 million (with availability on May 1, 2007, of approximately $70 million).
We have substantially used this equity and debt capital to acquire and develop healthcare real estate, fund mortgage loans and fund other loans to healthcare operators. We believe our present capitalization provides sufficient liquidity and resources to continue executing our business plan for the foreseeable future.
Short-term Liquidity Requirements: We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to acquire at least $200 million in additional assets, provide for working capital, and make required distributions to our stockholders through the remainder of 2007. We expect that such additional financing arrangements will include various types of new debt, including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.
Long-term Liquidity Requirements: We believe that cash flow from operating activities subsequent to 2007 will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. However, in order to continue acquisition and development of healthcare facilities after 2007, we will require access to more permanent external capital, including equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, selectively dispose of assets, utilize other forms of capital, if available, or reduce our acquisition activity.
In the first quarter of 2007, we sold 9.2 million shares of common stock and realized net proceeds of $136.1 million. Concurrently, the underwriters borrowed from third parties and sold 3 million shares of our common stock in connection with forward sale agreements between us and affiliates of the underwriters. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers. We expect to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more future physical settlements of the forward sale agreements on a date or dates specified by us by February 28, 2008. The forward sale arrangements allow us to take down the proceeds as needed at a pre-determined price, but without immediately diluting our existing shares.
Results of Operations
Three months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net income for the three months ended March 31, 2007, was $10,203,952 compared to net income of $7,977,610 for the three months ended March 31, 2006, a 27.9% increase.
A comparison of revenues for the three month periods ended March 31, 2007 and 2006, is as follows, as adjusted in 2006 for discontinued operations:

					Year over
		% of		% of	Year
	2007	Total	2006	Total	Change
Base rents	$11,647,181	64.5%	$6,583,219	61.2%	76.9%
Straight-line rents	683,950	3.8%	998,307	9.3%	(31.5%)
Percentage rents	138,695	0.8%	640,708	6.0%	(78.4%)
Contingent rents	151,840	0.8%	43,292	0.4%	250.7%
Fee income	84,858	0.5%	54,756	0.5%	55.0%
Interest from loans	5,351,824	29.6%	2,437,390	22.6%	119.6%

Total revenue	$18,058,348	100.0%	$10,757,672	100.0%	67.9%

Revenue of $18,058,348 in the three months ended March 31, 2007, was comprised of rents (69.9%) and interest from loans and fee income (30.1%). In the first quarter of 2007, we owned 20 rent producing properties compared to 14 in the first quarter of 2006, which accounted for the increase in base rents. While minimum guaranteed base rent increases are included in straight-line rents, any amounts in excess of these minimums are recorded as contingent rent. The sale of the Victorville and Chino facilities and the related funding of mortgage loans in the first quarter of 2007 required the reversal of previously recorded non-cash straight-line rent receivable of approximately $1.25 million. During the first quarter of 2007, we received percentage rents of approximately $139,000 from Vibra, a $502,000 decrease from the first quarter of 2006, which is related to revisions and extensions of certain leases and loans with Vibra. Interest income from loans in the quarter ended March 31, 2007 compared to the same period in 2006 increased due to origination of four additional mortgage loans totaling $185,000,000 in the third quarter of 2006 and the first quarter of 2007. Vibra accounted for 36.6% and 64.3% of our gross revenues during the three months ended March 31, 2007 and 2006, respectively, and affiliates of Prime accounted for 19.6% and 18.8% of total revenue, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and completion of projects currently under development. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the first quarter of 2007, was $2,539,865, compared to $1,434,562, during first quarter of 2006, a 77.1% increase. All of this increase is related to an increase in the number of rent producing properties from 14 in the first quarter of 2006 to 20 in the first quarter 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the first quarters of 2007 and 2006 totaled $4,637,681, and $2,516,171, respectively, an increase of 84.3%. During the first quarter of 2007, our Board’s Compensation Committee established new criteria for annual and other compensation of executive officers to recognize our superior total return to shareholders since our July, 2005 initial public offering including total return in 2006 of approximately 69%. This resulted in total cash bonuses to our officers of approximately $2.1 million compared to zero that was recorded as expense in the first quarter of 2006. This difference represents all of the change from 2006 to 2007. Based on the Compensation Committee’s new criteria, management estimates that expense for similar items will be approximately $525,000 in each of the second through fourth quarters of 2007.
Interest paid for the quarters ended March 31, 2007 and 2006, totaled $5,351,450 and $1,419,040, respectively. Capitalized interest for the quarters ended March 31, 2007 and 2006, totaled $967,303 and $1,129,417, respectively, resulting in interest expense (which includes amortized financing costs) for the quarter ended March 31, 2007 of $5,013,234. All interest expense for the quarter ended March 31, 2006 was capitalized as cost of development projects. Interest paid increased due to larger debt balances in 2007 compared to 2006. Capitalized interest decreased due to our one development under construction of $20.7 million at March 31, 2007, compared to three developments under construction totaling $72.6 million at March 31, 2006.
Discontinued Operations
In 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and re-possessed the real estate. In January, 2007, the Company sold the hospital and MOB complex for a sales price of approximately $71.7 million and recorded a gain of approximately $4.1 million, which is reported in results from discontinued operations. During the period from the lease termination to the date of sale, the hospital was leased to and operated by a third party operator under contract to the hospital. The Company has substantially funded through loans the working capital requirements of the operator pending the operator’s collection of patient receivables from Medicare and other third party payors. The accompanying financial statements include provisions to reduce such loans to their net realizable value.
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
The following table presents a reconciliation of FFO to net income for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$10,203,952	$7,977,610
Depreciation and amortization	2,539,865	1,434,562
Gain on sale of real estate	(4,061,626)	—

Funds from operations — FFO	$8,682,191	$9,412,172

Per diluted share amounts:

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$0.24	$0.20
Depreciation and amortization	0.06	0.04
Gain on sale of real estate, net of discontinued health care operations and minority interests	(.10)	—

Funds from operations — FFO	$0.20	$0.24

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two year period ended March 31, 2007:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 15, 2007	March 29, 2007	April 12, 2007	$0.27
November 16, 2006	December 14, 2006	January 11, 2007	$0.27
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
March 4, 2005	March 16, 2005	April 15, 2005	$0.11
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $150,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $150,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $15.0 million, the balance at May 1, 2007.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.
Our exchangeable notes are exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November, 2006. Our dividends declared since the notes we issued have adjusted our conversion price to $16.55 per share. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1.A. Risk Factors
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Commission on March 16, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
23.1	Consent of Independent Registered Public Accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of December 31, 2006
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

R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
23.1	Consent of Independent Registered Public Accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of December 31, 2006