Form 10-Q
period 2007-06-30
MEDICAL PROPERTIES TRUST INC
filed 2007-08-09
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑
As of August 9, 2007, the registrant had 49,578,062 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$482,279,348	$437,367,722
Construction in progress	362,243	57,432,264
Mortgage loans	210,000,000	105,000,000
Real estate held for sale	—	63,324,381

Gross investment in real estate assets	692,641,591	663,124,367
Accumulated depreciation and amortization	(15,407,604)	(12,056,422)

Net investment in real estate assets	677,233,987	651,067,945

Cash and cash equivalents	8,588,912	4,102,873
Interest and rent receivable	9,338,364	11,893,513
Straight-line rent receivable	16,726,141	12,686,976
Other loans	72,494,574	45,172,830
Other assets of discontinued operations	5,254,170	6,890,919
Other assets	13,170,964	12,941,689

Total Assets	$802,807,112	$744,756,745

Liabilities and Stockholders’ Equity
Liabilities
Debt	$279,851,471	$304,961,898
Debt — real estate held for sale	—	43,165,650
Accounts payable and accrued expenses	19,834,289	30,386,858
Deferred revenue	18,526,442	14,615,609
Lease deposits and other obligations to tenants	8,247,801	6,853,759

Total liabilities	326,460,003	399,983,774

Minority interests	74,982	1,051,835

Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 48,985,954 shares at June 30, 2007, and 39,585,510 shares at December 31, 2006	48,986	39,586
Additional paid in capital	494,295,184	356,678,018
Distributions in excess of net income	(18,072,043)	(12,996,468)

Total stockholders’ equity	476,272,127	343,721,136

Total Liabilities and Stockholders’ Equity	$802,807,112	$744,756,745

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Rent billed	$11,486,993	$7,558,318	$23,303,496	$14,825,537
Straight-line rent	3,305,702	998,303	3,989,652	1,996,610
Interest and fee income	9,798,596	2,353,193	15,356,491	4,845,339

Total revenues	24,591,291	10,909,814	42,649,639	21,667,486
Expenses
Real estate depreciation and amortization	2,791,074	1,434,791	5,330,939	2,869,353
General and administrative	3,021,472	2,838,447	7,659,152	5,354,618

Total operating expenses	5,812,546	4,273,238	12,990,091	8,223,971

Operating income	18,778,745	6,636,576	29,659,548	13,443,515
Other income (expense)
Interest income	99,506	321,786	277,719	574,065
Interest expense	(5,381,638)	—	(10,394,872)	—

Net other (expense) income	(5,282,132)	321,786	(10,117,153)	574,065

Income from continuing operations	13,496,613	6,958,362	19,542,395	14,017,580
Income (loss) from discontinued operations	(1,985,031)	956,709	2,173,139	1,875,101

Net income	$11,511,582	$7,915,071	$21,715,534	$15,892,681

Net income per common share — basic
Income from continuing operations	$0.27	$0.18	$0.42	$0.35
Income (loss) from discontinued operations	(0.04)	0.02	0.05	0.05

Net income	$0.23	$0.20	$0.47	$0.40

Weighted average shares outstanding — basic	49,040,141	39,519,695	45,948,878	39,480,684

Net income per share — diluted
Income from continuing operations	$0.27	$0.18	$0.42	$0.35
Income (loss) from discontinued operations	(0.04)	0.02	0.05	0.05

Net income	$0.23	$0.20	$0.47	$0.40

Weighted average shares outstanding — diluted	49,293,328	39,757,723	46,155,705	39,633,158

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$21,715,534	$15,892,681
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,576,423	3,629,981
Straight-line rent revenue	(3,989,652)	(2,560,868)
Share-based compensation	1,586,653	1,583,025
Gain on sale of real estate	(4,061,626)	—
Increase (decrease) in accounts payable and accrued liabilities	(13,082,545)	4,174,397
Other adjustments	(115,245)	(2,224,708)

Net cash provided by operating activities	7,629,542	20,494,508

Investing activities
Real estate acquired	(28,401,269)	(9,475,775)
Principal received on loans receivable	48,629,745	—
Proceeds from sale of real estate	68,203,802	—
Investment in loans receivable	(123,283,327)	(1,410,000)
Construction in progress and other	(10,447,925)	(52,252,403)

Net cash used for investing activities	(45,298,974)	(63,138,178)

Financing activities
Additions to debt	123,200,000	29,968,658
Payments of debt	(191,862,008)	(29,000,000)
Distributions paid	(25,509,266)	(15,605,995)
Sale of common stock	135,809,396	—
Other financing activities	517,349	(1,211)

Net cash provided by (used for) financing activities	42,155,471	(14,638,548)

Increase (decrease) in cash and cash equivalents for period	4,486,039	(57,282,218)
Cash and cash equivalents at beginning of period	4,102,873	59,115,832

Cash and cash equivalents at end of period	$8,588,912	$1,833,614

Interest paid, including capitalized interest of $1,335,413 in 2007 and $2,582,531 in 2006	$9,494,105	$3,262,813
Supplemental schedule of non-cash investing activities
Construction in progress transferred to land and building	66,202,763	—
Interest and other receivables recorded as deferred revenue	3,027,433	3,501,836
Interest and other receivables transferred to loans receivable	4,621,677	—
Other non-cash investing activities	749,940	232,500
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$13,343,278	$10,047,552
Other non-cash financing activities	30,679	237,042
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
From the time of the Company’s initial capitalization in April 2004 through completion of the follow-on offering in the first quarter of 2007, the Company has sold approximately 48.0 million shares of common stock and realized net proceeds of approximately $494.5 million. The Company has also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At August 1, 2007, the Company has in place $192.0 million of secured revolving credit facilities with a total available borrowing base of approximately $115.4 million.
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
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange

Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
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
On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our exchangeable notes. If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, and require retroactive application. The Company is currently evaluating the effect of this proposed FSP.
Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2007 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
In May, 2007, the Company received full payment on its mortgage loan on the facility in Odessa, Texas and received a prepayment fee of approximately $2.3 million.
In May, 2007, the Company acquired a general acute care hospital located in San Diego, CA at a cost of $22.8 million and entered into an operating lease with the operator. The lease has a 15 year fixed term and contains annual rent escalations at the general increase in the consumer price index. In addition, the Company made loans totaling $25.0 million collateralized by interests in real property. This loan requires the payment of interest only during the 15 year term with principal due in full at maturity. The loan may be prepaid under certain specified conditions.
For the three months ended June 30, 2007 and 2006, revenue from Vibra Healthcare, LLC accounted for 28.8% and 63.8%, respectively, of total revenue. For the six months ended June 30, 2007 and 2006, revenue from Vibra Healthcare, LLC accounted for 32.1% and 64.0% of total revenue. For the three months ended June 30, 2007 and 2006, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 27.0% and 18.6%, respectively, of total revenue. For the six months ended June 30, 2007 and 2006, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 23.8% and 18.7%, respectively, of total revenue.
4. Debt
The following is a summary of debt:

	As of June 30,		As of December 31,
	2007		2006
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$20,515,897	7.670%	$45,996,359	7.800%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333% - 7.871%	125,000,000	7.333% -7.871%
Exchangeable senior notes due November, 2011	134,335,574	6.125%	133,965,539	6.125%

	$279,851,471		$304,961,898

As of June 30, 2007, principal payments due for our senior unsecured and exchangeable notes were as follows:

2007	$—
2008	—
2009	—
2010	—
2011	134,335,574
Thereafter	125,000,000

Total	$259,335,574

In July, 2007, the Company signed a Credit Agreement for a $42.0 million secured revolving credit facility. The agreement has a five year term and has an interest rate of the 30-day LIBOR plus a spread of 150 basis points. The agreement also requires the payment of certain fees and that the Company comply with certain financial covenants common to similar credit arrangements. The credit facility is secured by real estate with a book value of $62.3 million at June 30, 2007. The Company may borrow up to 65% of the real estate cost, subject to the appraised value. This agreement requires the payment of interest only during its term. The maximum committed amount is reduced $800,000 per year beginning in Year 3.
5. Common Stock
In the six months ended June 30, 2007, the Company completed the sale of 12,217,900 shares of common stock at a price of $15.60 per share, less underwriting commissions. Of the 12 million shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of Company common stock in connection with forward sale agreements between the Company and affiliates of the underwriters (the “forward purchasers”). The Company expects to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares only upon one or more future physical settlements of the forward sale agreements on a date or dates specified by the Company by February 28, 2008. The Company may elect to settle the forward sale agreements in cash, in which case the Company may not receive any proceeds and may owe cash to the forward purchasers. Cash settlement is based on the difference between the then current forward price and the current market price of the total shares remaining to be settled under the forward sale agreements.
6. Stock Awards
The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards, including profits interest in the operating partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At June 30, 2007, the Company had 6,216,215 shares of common stock available for awards under the Equity Incentive Plan, which includes the addition of 2,750,000 shares approved by the Company’s shareholders in May, 2007.
In the six month period ended June 30, 2007, the Compensation Committee of the Board of Directors awarded 134,000 shares of restricted stock to management and other employees of the Company. The awards vest over a five year period based on service criteria. In May, 2007, the Compensation Committee awarded 28,750 shares of restricted stock to Company directors. These restricted shares vest over three years. The Company recorded non-cash expense for share based compensation of approximately $792,000 and $1,587,000 in the three and six month periods ended June 30, 2007, respectively, compared to approximately $977,000 and $1,583,000 in the same periods in 2006, respectively.

7. Discontinued Operations
In 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and re-possessed the real estate. In January, 2007, the Company sold the hospital and MOB complex for a sales price of approximately $71.7 million and recorded a gain of approximately $4.1 million, which is reported in results from discontinued operations. During the period from the lease termination to the date of sale, the hospital was leased to and operated by a third party operator under contract to the hospital. The Company has substantially funded through loans the working capital requirements of the operator pending the operator’s collection of patient receivables from Medicare and other third party payors. The accompanying financial statements include provisions to reduce such loans to their estimated net realizable value, including a $1.5 million provision recorded during the quarter ended June 30, 2007.
The following table presents the results of discontinued operations for the three and six months ended June 30, 2007 and 2006:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2006	2006
Revenues	$—	$2,254,557	$386,527	$4,189,152
Net (loss) profit	(1,985,031)	956,709	2,173,139	1,875,101
(Loss) earnings per share — basic and diluted	$(0.04)	$0.02	$0.05	$0.05
8. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the three and six months ended June 30, 2007 and 2006, respectively:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares issued and outstanding	48,983,790	39,471,096	45,899,407	39,437,959
Vested deferred stock units	56,351	48,599	49,471	42,725

Weighted average shares — basic	49,040,141	39,519,695	45,948,878	39,480,684
Common stock options and unvested restricted stock	253,187	238,028	206,827	152,474

Weighted average shares — diluted	49,293,328	39,757,723	46,155,705	39,633,158

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
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators secured by their real estate assets. We also selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital.
At June 30, 2007, we owned 22 operating healthcare facilities and held five mortgage loans secured by interests in real property. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The 22 facilities we owned and the facilities on which we had made mortgage loans were in ten states, had a carrying cost of approximately $692.3 million and comprised approximately 86.2% of our total assets. Our acquisition and other loans of approximately $72.5 million represented approximately 9.0% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets.
At August 1, 2007, we had 22 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and manage our existing properties and loans.

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
Loans and Losses from Rent Receivables and Loans. We record provisions for losses on rent receivables and loans when it becomes probable that the receivable or loan will not be collected in full. The provision is an amount which reduces the rent or loan to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. The determination of when to record a provision for loss on loans and rent requires us to estimate amounts to be recovered from collateral, the ability of the tenant and/or borrower to repay, the ability of the tenant and/or borrower to improve its operations.
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
In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.54 per share, which is the equivalent of 60.4583 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.54 times the 60.4583 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.54 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.54 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three and six month periods ended June 30, 2007, we recorded $792,000 and $1,587,000 of expense for share based compensation, related to grants of restricted common stock. In 2006, we also granted performance based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. During 2006, we awarded 105,375 shares of restricted stock which are based solely on performance criteria over the next five years. We expect that there may be additional share based awards which will vest based on the performance rather than service criteria.
LIQUIDITY AND CAPITAL RESOURCES
As of August 1, 2007, we have approximately $7.1 million in cash and cash equivalents.
From the time of our initial capitalization in April 2004 through completion of our 2007 follow-on offering, we have sold approximately 48.0 million shares of common stock and realized net proceeds of approximately $494.5 million. We have also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At August 1, 2007, we have in place $192.0 million of secured revolving credit facilities with an available borrowing base of approximately $115.4 million (with availability on August 1, 2007, of approximately $85.5 million).

We have substantially used this equity and debt capital to acquire and develop healthcare real estate, fund mortgage loans and fund other loans to healthcare operators. We believe our present capitalization provides sufficient liquidity and resources to continue executing our business plan for the foreseeable future.
Short-term Liquidity Requirements: We believe that our existing cash and temporary investments, funds available under our existing loan agreements, additional financing arrangements and cash from operations will be sufficient for us to acquire at least $200 million in additional assets, provide for working capital, and make required distributions to our stockholders through the remainder of 2007. We expect that such additional financing arrangements may include various types of new debt, including long-term, fixed-rate mortgage loans, variable-rate term loans, and construction financing facilities. Generally, we believe we will be able to finance up to approximately 50-60% of the cost of our healthcare facilities; however, there is no assurance that we will be able to obtain or maintain those levels of debt on our portfolio of real estate assets on favorable terms in the future.
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
On July 31, 2007, our Board of Directors approved a common share repurchase program for up to 3.0 million shares. If we repurchase some or all of these shares, we may be required to increase our borrowings, reduce our acquisition activities, or otherwise adjust our investing and capital plans. The repurchase program will expire on July 31, 2008.
Results of Operations
Three months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net income for the three months ended June 30, 2007, was $11,511,582 compared to net income of $7,915,071 for the three months ended June 30, 2006, a 45.4% increase.
A comparison of revenues for the three month periods ended June 30, 2007 and 2006, is as follows, as adjusted in 2006 for discontinued operations:

					Year over
		% of		% of	Year
	2007	Total	2006	Total	Change
Base rents	$11,356,942	46.2%	$6,902,430	63.2%	64.5%
Straight-line rents	3,305,702	13.4%	998,303	9.2%	231.1%
Percentage rents	130,051	0.5%	655,888	6.0%	(80.2%)
Fee income	2,597,004	10.6%	250,484	2.3%	936.8%
Interest from loans	7,201,592	29.3%	2,102,709	19.3%	242.5%

Total revenue	$24,591,291	100.0%	$10,909,814	100.0%	125.4%

Revenue of $24,591,291 in the three months ended June 30, 2007, was comprised of rents (60.1%) and interest from loans and fee income (39.9%). In the second quarter of 2007, we owned 22 rent producing properties compared to 14 in the second quarter of 2006, which accounted for the increase in base rents. During the second quarter of 2007, we received percentage rents of approximately $130,000 from Vibra, a $526,000 decrease from the second quarter of 2006, which is related to revisions and extensions of certain leases and loans with Vibra. Fee income in the three months ended June 30, 2007 compared to the same period in 2006 increased due to a fee of approximately $2.3 million received from the prepayment of one of our mortgage loans in May, 2007. Interest income from loans in the quarter ended June 30, 2007 compared to the same period in

2006 increased due to origination of four additional mortgage loans totaling $185,000,000 in the third quarter of 2006 and the first quarter of 2007. Vibra accounted for 28.8% and 63.8% of our gross revenues during the three months ended June 30, 2007 and 2006, respectively, and affiliates of Prime accounted for 27.0% and 18.6% of total revenue, respectively.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and potential new development projects. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the second quarter of 2007, was $2,791,074, compared to $1,434,791 during the second quarter of 2006, a 94.5% increase. All of this increase is related to an increase in the number of rent producing properties from the second quarter of 2006 to the second quarter 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the second quarter of 2007 were relatively flat compared to the same period in 2006, increasing approximately $183,000, or 6.5%, from 2,838,447 to $3,021,472. General and administrative expenses include compensation expense related to our Equity Incentive Plan of $792,000 and $977,000, in the three months ended June 30, 2007 and 2006, respectively.
Interest expense for the quarter ended June 30, 2007 totaled $5,381,638. Capitalized interest for the quarters ended June 30, 2007 and 2006, totaled $368,110 and $1,453,114, respectively. Interest expense increased due to larger debt balances in 2007 compared to 2006. Capitalized interest decreased due to our final development under construction being placed into service in April, 2007, compared to three developments under construction totaling $96.9 million at June 30, 2006.
Six months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net income for the six months ended June 30, 2007, was $21,715,534 compared to net income of $15,892,681 for the six months ended June 30, 2006, a 36.6% increase.
A comparison of revenues for the six month periods ended June 30, 2007 and 2006, is as follows, as adjusted in 2006 for discontinued operations:

					Year over
		% of		% of	Year
	2007	Total	2006	Total	Change
Base rents	$23,034,750	54.0%	$13,528,941	62.4%	70.3%
Straight-line rents	3,989,652	9.4%	1,996,610	9.2%	99.8%
Percentage rents	268,746	0.6%	1,296,596	6.0%	(79.3%)
Fee income	2,681,862	6.3%	305,240	1.4%	778.6%
Interest from loans	12,674,629	29.7%	4,540,099	21.0%	179.2%

Total revenue	$42,649,639	100.0%	$21,667,486	100.0%	96.8%

Revenue of $42,649,639 in the six months ended June 30, 2007, was comprised of rents (64.0%) and interest from loans and fee income (36.0%). In the first two quarters of 2007, we owned 22 rent producing properties compared to 14 in the first two quarters of 2006, which accounted for the increase in base rents. The sale of the Victorville and Chino facilities and the related funding of mortgage loans in the first quarter of 2007 required the reversal of previously recorded non-cash straight-line rent receivable of approximately $1.25 million. During the first two quarters of 2007, we received percentage rents of approximately $269,000 from Vibra, a $1.0 million decrease from the first two quarters of 2006, which is related to revisions and extensions of certain leases and loans with Vibra. Fee income in the six months ended June 30, 2007 compared to the same period in 2006 increased due to a fee of approximately $2.3 million received from the prepayment of one of our mortgage loans in May, 2007. Interest income from loans in the two quarters ended June 30, 2007 compared to the same period in 2006 increased due to origination of four additional mortgage loans totaling $185,000,000 in the third quarter of 2006 and the first quarter of 2007. Vibra accounted for 32.1% and 64.0% of our gross revenues during the six months ended June 30, 2007 and 2006, respectively, and affiliates of Prime accounted for 23.8% and 18.7% of total revenue, respectively.

We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and potential new development projects. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the first two quarters of 2007, was $5,330,939, compared to $2,869,353 during the first two quarters of 2006, an 85.8% increase. All of this increase is related to an increase in the number of rent producing properties from the first two quarters of 2006 to the first two quarters of 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the first two quarters of 2007 and 2006 totaled $7,659,152, and $5,354,618, respectively, an increase of 43.0%. Of the increase, approximately $1.6 million was the result of a non-recurring adjustment in compensation policies during the first quarter of 2007. General and administrative expenses included compensation expense related to our Amended 2004 Equity Incentive Plan of $1,587,000 and $1,583,000 for the six months ended June 30, 2007 and 2006, respectively.
Interest expense for the six months ended June 30, 2007, totaled $10,394,872. Capitalized interest for the six months ended June 30, 2007 and 2006, totaled $1,335,413 and $2,582,531, respectively. All interest expense for the six months ended June 30, 2006 was capitalized as cost of development projects. Interest expense increased due to larger debt balances in 2007 compared to 2006. Capitalized interest decreased due to our final development under construction being placed into service in April, 2007, compared to three developments under construction totaling $96.9 million at June 30, 2006.
Discontinued Operations
In 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and re-possessed the real estate. In January, 2007, the Company sold the hospital and MOB complex for a sales price of approximately $71.7 million and recorded a gain of approximately $4.1 million, which is reported in results from discontinued operations. During the period from the lease termination to the date of sale, the hospital was leased to and operated by a third party operator under contract to the hospital. The Company has substantially funded through loans the working capital requirements of the operator pending the operator’s collection of patient receivables from Medicare and other third party payors. The accompanying financial statements include provisions to reduce such loans to their net realizable value, including a $1.5 million provision recorded during the quarter ended June 30, 2007.
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
The following table presents a reconciliation of FFO to net income for the three months and six months ended June 30, 2007 and 2006:

The following table presents a reconciliation of FFO to net income for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$11,511,582	$7,915,071	$21,715,534	$15,892,681
Depreciation and amortization	2,791,074	1,434,791	5,330,939	2,869,353
Gain on sale of real estate	—	—	(4,061,626)	—

Funds from operations — FFO	14,302,656	9,349,862	22,984,847	18,762,034
Discontinued operations of real estate sold	1,985,031	(956,709)	1,888,487	(1,875,101)

Funds from operations from continuing operations	$16,287,687	$8,393,153	$24,873,334	$16,886,933

Per diluted share amounts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$0.23	$0.20	$0.47	$0.40
Depreciation and amortization	0.06	0.04	0.12	0.07
Gain on sale of real estate	—	—	(0.09)	—

Funds from operations — FFO	0.29	0.24	0.50	0.47
Discontinued operations of real estate sold	0.04	(0.03)	0.04	(0.04)

Funds from operations from continuing operations	$0.33	$0.21	$0.54	$0.43

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two year period ended June 30, 2007:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
February 15, 2007	March 29, 2007	April 12, 2007	$0.27
November 16, 2006	December 14, 2006	January 11, 2007	$0.27
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17
May 19, 2005	June 20, 2005	July 14, 2005	$0.16
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $299,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $299,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $29.9 million, the balance at August 1, 2007.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.
Our exchangeable notes are exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November, 2006. Our dividends declared since the notes we issued have adjusted our conversion price to $16.54 per share. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.
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
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 17, 2007.
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
The election of eight directors for the ensuing year was voted upon at the annual meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Withheld:

Edward K. Aldag, Jr.	38,964,383	703,866
Virginia A. Clarke	39,262,223	406,026
G. Steven Dawson	39,222,309	445,940
R. Steven Hamner	38,698,143	970,106
Robert E. Holmes, Ph.D.	39,098,159	570,090
Sherry A. Kellett	39,256,628	411,621
William G. McKenzie	38,878,733	789,516
L. Glenn Orr, Jr.	39,233,553	434,696
     A proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:
39,363,263	104,708	200,276
     A proposal to allow the polls to remain open on a proposal to approve the second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan and adjourn the Annual Meeting to May 30, 2007, was voted on at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

Abstentions and
For:	Against:	Broker Non-Votes:
39,668,249	—	—
     The Annual Meeting reconvened on May 30, 2007. The proposal to approve the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan was voted upon at the adjournment of the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:
21,477,672	3,655,607	235,322

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

99.1
Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2007. Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Vibra’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.

99.2
Consolidated Financial Statements of Prime Healthcare Services, Inc., as of December 31, 2006. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our properties under triple net leases, the financial status of Prime may be considered relevant to investors. The most recently available financial statements for Prime are attached as Exhibit 99.2 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
Date: August 9, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
23.1	Consent of Independent Registered Public Accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of March 31, 2007

99.2	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2006