Form 10-K/A
period 2006-12-31
MEDICAL PROPERTIES TRUST INC
filed 2007-08-30
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

MEDICAL PROPERTIES TRUST, INC.
AMENDMENT No. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of Medical Properties Trust, Inc. is filed for the sole purpose of adding the consolidated financial statements of Vibra Healthcare, LLC (“Vibra”) as Exhibit 99.1. At December 31, 2006, our properties leased to Vibra were more than 20% of our assets. Since these properties are leased to Vibra under long-term, triple-net leases that transfer substantially all operating costs to Vibra, financial information about Vibra may be relevant to investors. The audited financial statements of Vibra for the year ended December 31, 2006 are attached to this report as Exhibit 99.1. These financial statements were provided to us by Vibra and Medical Properties Trust, Inc. did not participate in their preparation or review.

PART IV
Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

INDEX TO EXHIBITS
EX-23.2 CONSENT OF PARENTE RANDOLPH, LLC
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-99.1 CONSOLIDATED FINANCIAL STATEMENTS OF VIBRA HEALTHCARE, LLC AS OF DECEMBER 31, 2006

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Financial Statement Schedules
The financial statements and financial statement schedules were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement
3.2(2)	Registrant’s Amended and Restated Bylaws
3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4.1(1)	Form of Common Stock Certificate
4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
10.1(1)	First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.2(1)	Amendment to the First Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.3(6)	Amended and Restated 2004 Equity Incentive Plan
10.4(7)	Form of Stock Option Award
10.5(7)	Form of Restricted Stock Award
10.6(7)	Form of Deferred Stock Unit Award
10.7(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10.8(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10.9(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.10(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003
10.11(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10.12(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10.13(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10.14(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10.15(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10.16(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10.17(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10.18(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10.19(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10.20(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10.21(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number	Exhibit Title

10.22(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10.23(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10.24(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10.25(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10.26(1)	Lease Agreement between MPT of Victorville, LLC and Desert Valley Hospital, Inc., dated February 28, 2005
10.27(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10.28(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10.29(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.30(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.31(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.32(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.33(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.34(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.35(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.36(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.37(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.38(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10.39(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10.40(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10.41(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10.42(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10.43(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005

Exhibit
Number	Exhibit Title

10.44(1)	Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Guardian Postacute Services, Inc., dated November 14, 1997
10.45(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10.46(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005
10.47(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.48(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.49(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.50(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10.51(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10.52(1)	Loan Agreement among MPT Operating Partnership, L.P., MPT of Odessa Hospital, L.P., Alliance Hospital, Ltd. and SRI-SAI Enterprises, Inc., dated December 23, 2005
10.53(1)	Promissory Note by Alliance Hospital, Ltd. in favor of MPT of Odessa Hospital, L.P., dated December 23, 2005
10.54(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10.55(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10.56(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007
10.57(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007
21.1(10)	Subsidiaries of Registrant
23.1(10)	Consent of KPMG LLP
23.2	Consent of Parente Randolph, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99.1(11)	Consolidated Financial Statements of Vibra Healthcare, LLC as of December 31, 2006

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 2, 2005.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.
(10)	Prevously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2007.

(11)	Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached. We have not participated in the preparation of Vibra’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2007

/s/ Virginia A. Clarke Virginia A. Clarke	Director	August 30, 2007

/s/ Sherry A. Kellett Sherry A. Kellett	Director	August 30, 2007

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 30, 2007

/s/ G. Steven Dawson G. Steven Dawson	Director	August 30, 2007

/s/ Robert E. Holmes Robert E. Holmes, Ph.D.	Director	August 30, 2007

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	August 30, 2007

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	August 30, 2007

64

INDEX TO EXHIBITS

Exhibit
Number	Description
23.2	Consent of Parente Randolph, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of December, 31 2006