Form 10-Q
period 2007-09-30
MEDICAL PROPERTIES TRUST INC
filed 2007-11-09
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501	35242
BIRMINGHAM, AL	(Zip Code)
(Address of principal executive offices)
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
Yes ☐ No ☑
As of November 7, 2007, the registrant had 50,308,812 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$582,365,980	$437,367,722
Construction in progress	331,949	57,432,264
Mortgage loans	210,000,000	105,000,000
Real estate held for sale	—	63,324,381

Gross investment in real estate assets	792,697,929	663,124,367
Accumulated depreciation and amortization	(18,696,023)	(12,056,422)

Net investment in real estate assets	774,001,906	651,067,945
Cash and cash equivalents	7,720,381	4,102,873
Interest and rent receivable	9,573,818	11,893,513
Straight-line rent receivable	21,243,485	12,686,976
Other loans	76,020,911	45,172,830
Other assets of discontinued operations	4,519,835	6,890,919
Other assets	19,438,081	12,941,689

Total Assets	$912,518,417	$744,756,745

Liabilities and Stockholders’ Equity
Liabilities
Debt	$380,387,437	$304,961,898
Debt — real estate held for sale	—	43,165,650
Accounts payable and accrued expenses	22,052,866	30,386,858
Deferred revenue	20,038,859	14,615,609
Lease deposits and other obligations to tenants	15,065,406	6,853,759

Total liabilities	437,544,568	399,983,774
Minority interests	76,394	1,051,835
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 49,046,116 shares at September 30, 2007, and 39,585,510 shares at December 31, 2006	49,046	39,586
Additional paid in capital	495,394,811	356,678,018
Distributions in excess of net income	(20,546,402)	(12,996,468)

Total stockholders’ equity	474,897,455	343,721,136

Total Liabilities and Stockholders’ Equity	$912,518,417	$744,756,745

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Rent billed	$14,342,685	$7,614,441	$37,646,181	$22,536,668
Straight-line rent	4,517,344	1,690,251	8,506,996	3,686,862
Interest and fee income	6,818,579	3,610,983	22,175,070	8,359,631

Total revenues	25,678,608	12,915,675	68,328,247	34,583,161
Expenses
Real estate depreciation and amortization	3,288,419	1,640,256	8,619,358	4,509,609
General and administrative	3,463,786	2,500,740	11,122,938	7,855,357

Total operating expenses	6,752,205	4,140,996	19,742,296	12,364,966

Operating income	18,926,403	8,774,679	48,585,951	22,218,195
Other income (expense)
Interest income	135,145	198,442	412,865	436,989
Interest expense	(6,999,768)	(1,155,623)	(17,394,641)	(820,105)

Net other (expense) income	(6,864,623)	(957,181)	(16,981,776)	(383,116)

Income from continuing operations	12,061,780	7,817,498	31,604,175	21,835,079
Income (loss) from discontinued operations	(415,134)	856,049	1,758,004	2,731,150

Net income	$11,646,646	$8,673,547	$33,362,179	$24,566,229

Net income per common share — basic
Income from continuing operations	$0.25	$0.20	$0.67	$0.55
Income (loss) from discontinued operations	(0.01)	0.02	0.04	0.07

Net income	$0.24	$0.22	$0.71	$0.62

Weighted average shares outstanding — basic	49,071,806	39,529,687	47,000,508	39,453,413

Net income per share — diluted
Income from continuing operations	$0.25	$0.20	$0.67	$0.55
Income (loss) from discontinued operations	(0.01)	0.02	0.04	0.07

Net income	$0.24	$0.22	$0.71	$0.62

Weighted average shares outstanding — diluted	49,371,555	39,857,355	47,211,611	39,759,907

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$33,362,179	$24,566,229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,046,088	6,411,232
Straight-line rent revenue	(10,209,097)	(4,520,232)
Share-based compensation	2,674,634	2,362,848
Gain on sale of real estate	(4,061,626)	—
Increase (decrease) in accounts payable and accrued liabilities	(11,083,223)	4,730,425
Other adjustments	4,457,918	(4,412,198)

Net cash provided by operating activities	24,186,873	29,138,304
Investing activities
Real estate acquired	(128,083,281)	(44,586,357)
Principal received on loans receivable	49,501,859	—
Proceeds from sale of real estate	67,817,594	7,642,332
Investment in loans receivable	(126,708,089)	(66,175,482)
Construction in progress and other	(11,912,921)	(87,463,115)

Net cash used for investing activities	(149,384,838)	(190,582,622)
Financing activities
Additions to debt	247,053,701	181,719,896
Payments of debt	(215,362,008)	(52,428,726)
Distributions paid	(39,399,308)	(25,654,886)
Sale of common stock	135,809,396	—
Other financing activities	713,694	(120,772)

Net cash provided by financing activities	128,815,475	103,515,512

Increase (decrease) in cash and cash equivalents for period	3,617,508	(57,928,806)
Cash and cash equivalents at beginning of period	4,102,873	59,115,832

Cash and cash equivalents at end of period	$7,720,381	$1,187,026

Interest paid, including capitalized interest of $1,335,413 in 2007 and $4,728,153 in 2006	$9,494,105	$5,494,249
Supplemental schedule of non-cash operating activities:
Tenant deposits recorded as other assets	$7,500,000	$—
Supplemental schedule of non-cash investing activities:
Construction in progress transferred to land and building	$67,642,043	$32,374,814
Interest and other receivables recorded as deferred revenue	3,786,436	6,979,015
Interest and other receivables transferred to loans receivable	4,621,677	3,768,864
Other non-cash investing activities	1,715,280	935,346
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$13,602,033	$10,448,750
Other non-cash financing activities	42,447	2,886,162
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
From the time of the Company’s initial capitalization in April 2004 through completion of the follow-on offering in the first quarter of 2007, the Company has sold approximately 48.0 million shares of common stock and realized net proceeds of approximately $494.5 million. The Company has also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At November 1, 2007, the Company has in place $192.0 million of secured revolving credit facilities with a total available borrowing base of approximately $116.8 million.
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
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

New Accounting Pronouncements: In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2004 through December 31, 2006 remain open to examination by the Internal Revenue Service and the tax authorities of significant jurisdictions in which the Company does business.
On July 25, 2007, the FASB issued Proposed FASB Staff Position FSP APB 14-a (the “proposed FSP”) that, if issued, would affect the accounting for the Company’s exchangeable notes. The proposed FSP would require that the initial debt proceeds from the sale of the Company’s exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The equity component would be recorded as additional paid-in capital. The proposed FSP would be effective for fiscal years beginning after December 15, 2007, and require retroactive application. Because the proposed FSP is currently in the comment period and therefore subject to change, the Company has not determined the effect of the proposed FSP on its financial statements.
Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2007 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
In August 2007, the Company acquired two general acute care hospitals in Houston, Texas and Redding, California at a cost of $100.0 million and entered into operating leases with the operator. The leases have 15 year fixed terms with three five year renewal options and contain annual rent increases of two percent. The seller/lessees have options to repurchase the real estate under certain limited circumstances.
For the three months ended September 30, 2007 and 2006, revenue from Vibra Healthcare, LLC accounted for 37.2% and 53.8%, respectively, of total revenue. For the nine months ended September 30, 2007 and 2006, revenue from Vibra Healthcare, LLC accounted for 36.8% and 60.2% of total revenue. For the three months ended September 30, 2007 and 2006, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 26.5% and 18.2%, respectively, of total revenue. For the nine months ended September 30, 2007 and 2006, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 24.8% and 18.4%, respectively, of total revenue.
4. Debt
The Company’s debt is summarized as follows:

	Balance as of
	September 30, 2007	December 31, 2006
Revolving credit facilities	$20,869,599	$45,996,359
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	125,000,000
Bridge loan	100,000,000	—
Exchangeable senior notes due November, 2011	134,517,838	133,965,539

	$380,387,437	$304,961,898

As of September 30, 2007, principal payments due for the senior unsecured notes, bridge loan and exchangeable notes were as follows:

2007	$100,000,000
2008	—
2009	—
2010	—
2011	134,517,838
Thereafter	125,000,000

Total	$359,517,838

In July, 2007, the Company signed a credit agreement for a $42.0 million secured revolving credit facility. The agreement has a five year term and has an interest rate of 30-day LIBOR plus 150 basis points. The agreement also requires the payment of certain fees and that the Company comply with certain financial covenants customary for similar credit arrangements. The credit facility is secured by real estate with a book value of $61.1 million at September 30, 2007. The Company may borrow up to 65% of the real estate cost, subject to the appraised value. This agreement requires the payment of interest only during its term. The maximum committed amount is reduced $800,000 per year beginning in 2010.
In August 2007, the Company signed a bridge loan agreement for $100 million, the proceeds of which were used to fund the August 2007 acquisitions. The loan is due on November 30, 2007 and accrues interest at a rate equal to 30-day LIBOR plus 175 basis points. The Company expects to repay the bridge loan with proceeds from a new syndicated term loan and revolving credit facility, the amount and terms of which are being negotiated with a group of banks.
5. Common Stock
In the nine months ended September 30, 2007, the Company completed the sale of 12,217,900 shares of common stock at a price of $15.60 per share, less underwriting commissions. Of the 12 million shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of Company common stock in connection with forward sale agreements between the Company and affiliates of the underwriters (the “forward purchasers”). The Company expects to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares only upon one or more future physical settlements of the forward sale agreements on a date or dates specified by the Company by February 28, 2008.
6. Stock Awards
The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards, including profits interest in the operating partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At September 30, 2007, the Company had 4,961,672 shares of common stock available for awards under the Equity Incentive Plan, which includes the addition of 2,750,000 shares approved by the Company’s shareholders in May, 2007.

In the nine month period ended September 30, 2007, the Compensation Committee of the Board of Directors awarded 844,000 shares of restricted stock to management and other employees of the Company. The awards vest over periods of five to seven years based on service criteria, except for 455,000 shares which vest over seven years based on the Company’s annual total return to shareholders. The Committee also awarded 215,000 partnership units (“LTIP units”) in the Company’s operating partnership. The LTIP units represent profits interests in the operating partnership. Of the LTIP units awarded, 115,000 vest over a seven year period based on service criteria and 100,000 LTIP units vest based on the Company’s total return to shareholders each year over a seven year period. When vested, the LTIP units may be converted into shares of Company stock or cash equal to the then current price of the Company’s common stock. If the Company’s stock price reaches certain price targets over the period of March 2007 through December 2010, up to an additional 360,000 LTIP units and 360,000 shares of restricted stock will be awarded, which would then vest over a three year service period of January 1, 2011 through December 31, 2013. If the Company’s share price does not meet these price targets, but does achieve a total return to shareholders in excess of the 50th percentile of a defined index, then 120,000 shares of restricted stock and 120,000 LTIP units will instead be awarded by the Company, vesting over the same three year service period. In May, 2007, the Compensation Committee awarded 28,750 shares of restricted stock to Company directors. These restricted shares vest over three years. The Company recorded non-cash expense for share based compensation of approximately $1,088,000 and $2,675,000 in the three and nine month periods ended September 30, 2007, respectively, compared to approximately $791,000 and $2,363,000 in the same periods in 2006, respectively.
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
The following table presents the results of discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$2,205,522	$132,411	$6,394,674
Net (loss) profit	(415,134)	856,049	1,758,004	2,731,150
(Loss) earnings per share — basic and diluted	$(0.01)	$0.02	$0.04	$0.07
8. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the three and six months ended September 30, 2007 and 2006, respectively:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares issued and outstanding	49,027,576	39,481,070	46,956,969	39,417,433
Vested deferred stock units	44,230	48,617	43,539	35,980

Weighted average shares — basic	49,071,806	39,529,687	47,000,508	39,453,413
Common stock options and unvested restricted stock	299,749	327,668	211,103	306,494

Weighted average shares — diluted	49,371,555	39,857,355	47,211,611	39,759,907

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
At September 30, 2007, we owned 24 operating healthcare facilities and held five mortgage loans secured by interests in real property. The facilities we owned and the facilities on which we had made mortgage loans were in ten states, had a carrying cost of approximately $792.4 million and comprised approximately 86.8% of our total assets. Our acquisition and other loans of approximately $76.0 million represented approximately 8.3% of our total assets. We do not expect such loan assets at any time to exceed 20% of our total assets.
At November 1, 2007, we had 22 employees. Over the next 12 months, we expect to add four to six additional employees as we acquire new properties and manage our existing properties and loans.

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

We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from three to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
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
Accounting for Derivative Financial Investments and Hedging Activities. We account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.
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

In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.53 per share, which is the equivalent of 60.4583 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.53 times the 60.4583 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.53 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.53 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006.
The exchangeable notes themselves also contain the conversion feature described above. SFAS No. 133 also states that certain “embedded” derivative contracts must follow the guidance of EITF No. 00-19 and be evaluated as though they also were a “freestanding” derivative contract. Embedded derivative contracts such as the conversion feature in the notes should not be treated as a financial instrument separate from the note if it meets certain conditions in EITF No. 00-19. We have evaluated the conversion feature in the exchangeable notes and have determined that it should not be reported separately from the debt.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three and nine month periods ended September 30, 2007, we recorded $1,088,000 and $2,675,000 of expense for share based compensation. In 2006 and 2007, we also granted performance based restricted share awards. Since these awards will vest based on the Company’s performance and stock price, we must evaluate and estimate the probability of achieving those performance and price targets.
LIQUIDITY AND CAPITAL RESOURCES
From the time of our initial capitalization in April 2004 through completion of our 2007 follow-on offering, we have sold approximately 48.0 million shares of common stock and realized net proceeds of approximately $494.5 million. We have also issued $125.0 million in fixed rate term notes and $138.0 million in fixed rate exchangeable notes. At November 1, 2007, we have in place $192.0 million of secured revolving credit facilities with an available borrowing base of approximately $116.8 million. In August, 2007, we borrowed from two banks (the Lead Banks) an additional $100.0 million under a bridge loan facility and used the proceeds to acquire the real estate of two hospitals. The bridge loan is secured by substantially all of our assets not secured pursuant to our revolving credit facilities and matures on November 30, 2007.

Short-term Liquidity Requirements: Our immediate capital requirements are to repay the $100.0 million bridge loan and continue to execute our acquisition plans. We and the Lead Banks have signed a term sheet for a secured revolving credit and term loan agreement to replace our existing $150.0 million revolving credit facility. Based on the status of the syndication including the amount and conditions of commitments received from prospective syndication participants, we believe the new facility will provide sufficient proceeds to repay the bridge loan and allow us to continue to make acquisitions. However, since we began the process of negotiating the syndicated facility, conditions in the debt and capital markets have deteriorated dramatically. Accordingly, there is no assurance that we will successfully complete the syndication. In the event that market conditions preclude a successful syndication, we expect the Lead Banks will extend the maturity of the bridge loan for a period sufficient to allow us to add collateral to our existing revolver borrowing base and repay the bridge loan with borrowings from the existing revolver. That facility has an initial maturity of October, 2009 and the maximum amount of borrowings may be increased by $75.0 million upon the payment of additional fees.
Long-term Liquidity Requirements: We believe that, regardless of the outcome of the new syndicated facility, cash flow from operating activities subsequent to 2007 will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. As previously noted, our strategy for growing our earnings per share is dependent on continued acquisitions of healthcare real estate assets. If conditions in the credit markets do not improve or continue to deteriorate, we believe that our access to debt capital will be impaired. Moreover, disruptions in the credit markets may lead to equity market conditions that would preclude us from using equity capital for acquisitions. Although we are unable to predict the availability and cost of capital for acquisitions in either the short or long terms, we may be unable to maintain our historical rate of asset growth in the foreseeable future.
In the first quarter of 2007, we sold 9.2 million shares of common stock and realized net proceeds of $136.1 million. Concurrently, the underwriters borrowed from third parties and sold 3 million shares of our common stock in connection with forward sale agreements between us and affiliates of the underwriters. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers. We expect to settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more future physical settlements of the forward sale agreements on a date or dates specified by us by February 28, 2008. We would receive approximately $42.0 million in proceeds if we settled the contract prior to the next adjustment date.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net income for the three months ended September 30, 2007, was $11,646,646 compared to net income of $8,673,547 for the three months ended September 30, 2006, a 34.3% increase.
A comparison of revenues for the three month periods ended September 30, 2007 and 2006, is as follows, as adjusted in 2006 for discontinued operations:

					Year over
		% of		% of	Year
	2007	Total	2006	Total	Change
Base rents	$14,184,929	55.3%	$7,113,736	55.1%	99.4%
Straight-line rents	4,517,344	17.6%	1,690,252	13.1%	167.3%
Percentage rents	157,756	0.6%	597,395	4.6%	(73.6%)
Fee income	34,106	0.1%	39,470	0.3%	(13.6%)
Interest from loans	6,784,473	26.4%	3,474,822	26.9%	95.2%

Total revenue	$25,678,608	100.0%	$12,915,675	100.0%	98.8%

Revenue of $25,678,608 in the three months ended September 30, 2007, was comprised of rents (73.5%) and interest from loans and fee income (26.5%). In the third quarter of 2007, we owned 24 rent producing properties compared to 14 in the third quarter of 2006, which accounted for the increase in base rents. During the third quarter of 2007, we received percentage rents of approximately $128,000 from Vibra, a $469,000 decrease from the third quarter of 2006, which is related to revisions and extensions of certain leases and loans with Vibra. Interest income from loans in the quarter ended September 30, 2007 compared to the same period in 2006 increased due to origination of four additional mortgage loans totaling $185,000,000 in the third quarter of 2006 and the first quarter of 2007 offset by the repayment of a $40.0 million mortgage loan in the second quarter of 2007. Vibra accounted for 37.2% and 53.8% of our gross revenues during the three months ended September 30, 2007 and 2006, respectively, and affiliates of Prime accounted for 26.5% and 18.2% of total revenue, respectively.
In August, 2007, we completed the amendment of six leases with Vibra. The amendments were retroactive to January 1, 2007, the date on which the general terms of the amendments were effective. In general, the amendments reduced Vibra’s current percentage rent obligations, extended the terms of the leases and increased the amount of annual base rental payments. As a result of the lease amendments, we recorded additional base and straight-line rent revenue of approximately $1.4 million in the three months ended September 30, 2007.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and potential new development projects. The pace of our acquisitions may be affected by the capital market conditions discussed in Liquidity and Capital Resources. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification. In the near term, we expect the relative portion of our revenue that is paid by Prime will increase, but will then decrease over the longer term as we focus our acquisition efforts on other operators.
Depreciation and amortization during the third quarter of 2007, was $3,288,419, compared to $1,640,256 during the third quarter of 2006, a 100.5% increase. All of this increase is related to an increase in the number of rent producing properties from the third quarter of 2006 to the third quarter 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the third quarter of 2007 increased compared to the same period in 2006, increasing approximately $963,000, or 38.5%, from $2,500,740 to $3,463,786. General and administrative expenses include compensation expense related to our Equity Incentive Plan of $1,088,000 and $791,000, in the three months ended September 30, 2007 and 2006, respectively.
Interest expense for the quarter ended September 30, 2007 totaled $6,999,768. We recorded no capitalized interest in the quarter ended September 30, 2007, compared to $1,155,623 in the same quarter in the prior year. Interest expense increased due to larger debt balances in 2007 compared to 2006. Capitalized interest decreased due to our final development under construction being placed into service in April, 2007, compared to three developments under construction totaling $99.2 million at September 30, 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net income for the nine months ended September 30, 2007, was $33,362,179 compared to net income of $24,566,229 for the nine months ended September 30, 2006, a 35.8% increase.
A comparison of revenues for the nine month periods ended September 30, 2007 and 2006, is as follows, as adjusted in 2006 for discontinued operations:

					Year over
		% of		% of	Year
	2007	Total	2006	Total	Change
Base rents	$37,219,679	54.4%	$20,642,677	59.7%	80.3%
Straight-line rents	8,506,996	12.5%	3,686,862	10.7%	130.7%
Percentage rents	426,502	0.6%	1,893,991	5.4%	(77.5%)
Fee income	2,715,968	4.0%	344,710	1.0%	687.9%
Interest from loans	19,459,102	28.5%	8,014,921	23.2%	142.8%

Total revenue	$68,328,247	100.0%	$34,583,161	100.0%	97.6%

Revenue of $68,328,247 in the nine months ended September 30, 2007, was comprised of rents (67.5%) and interest from loans and fee income (32.5%). In the first three quarters of 2007, we owned 26 rent producing properties compared to 14 in the first three quarters of 2006, which accounted for the increase in base rents. The sale of the Victorville and Chino facilities and the related funding of mortgage loans in the first quarter of 2007 required the reversal of previously recorded non-cash straight-line rent receivable of approximately $1.25 million.

During the first three quarters of 2007, we received percentage rents of approximately $396,000 from Vibra, a $1.5 million decrease from the first three quarters of 2006, which is related to revisions and extensions of certain leases and loans with Vibra. Fee income in the nine months ended September 30, 2007 compared to the same period in 2006 increased due to a fee of approximately $2.3 million received from the prepayment of one of our mortgage loans in May, 2007. Interest income from loans in the three quarters ended September 30, 2007 compared to the same period in 2006 increased due to origination of four additional mortgage loans totaling $185,000,000 in the third quarter of 2006 and the first quarter of 2007. Vibra accounted for 36.8% and 60.2% of our gross revenues during the nine months ended September 30, 2007 and 2006, respectively, and affiliates of Prime accounted for 24.8% and 18.4% of total revenue, respectively.
In August, 2007, we amended six leases with Vibra. The amendments were retroactive to January 1, 2007, the date on which the general terms of the amendments were effective. In general, the amendments reduced Vibra’s current percentage rent obligations, extended the terms of the leases and increased the amount of annual base rental payments. As a result of the lease amendments, we recorded additional base and straight-line rent revenue of approximately $1.4 million in the nine months ended September 30, 2007.
We expect our revenue to continue to increase in future quarters as a result of expected acquisitions and potential new development projects. The pace of our acquisitions may be affected by the capital market conditions discussed in Liquidity and Capital Resources. We also expect that the relative portion of our revenue that is paid by Vibra will continue to decline as a result of continued tenant diversification.
Depreciation and amortization during the first three quarters of 2007, was $8,619,358, compared to $4,509,609 during the first three quarters of 2006, a 91.1% increase. All of this increase is related to an increase in the number of rent producing properties from the first three quarters of 2006 to the first three quarters of 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.
General and administrative expenses in the first three quarters of 2007 and 2006 totaled $11,122,938, and $7,855,357, respectively, an increase of 41.6%. Of the increase, approximately $1.6 million was the result of a non-recurring adjustment in compensation policies during the first quarter of 2007. General and administrative expenses included compensation expense related to our Equity Incentive Plan of $2,675,000 and $2,363,000 for the nine months ended September 30, 2007 and 2006, respectively.
Interest expense for the nine months ended September 30, 2007, totaled $17,394,641. Capitalized interest for the nine months ended September 30, 2007 and 2006, totaled $1,335,413 and $4,728,153, respectively. Interest expense increased due to larger debt balances in 2007 compared to 2006. Capitalized interest decreased due to our final development under construction being placed into service in April, 2007, compared to three developments under construction totaling $99.2 million at September 30, 2006.
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
The following table presents a reconciliation of FFO to net income for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$11,646,646	$8,673,547	$33,362,179	$24,566,229
Depreciation and amortization	3,288,419	1,640,256	8,619,358	4,509,609
Gain on sale of real estate	—	—	(4,061,626)	—

Funds from operations — FFO	14,935,065	10,313,803	37,919,911	29,075,838
Discontinued operations of real estate sold	415,134	(856,049)	2,303,622	(2,731,150)

Funds from operations from continuing operations	$15,350,199	$9,457,754	$40,223,533	$26,344,688

Per diluted share amounts:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$0.24	$0.22	$0.71	$0.62
Depreciation and amortization	0.06	0.04	0.18	0.11
Gain on sale of real estate	—	—	(0.09)	—

Funds from operations — FFO	0.30	0.26	0.80	0.73
Discontinued operations of real estate sold	0.01	(0.02)	0.05	(0.07)

Funds from operations from continuing operations	$0.31	$0.24	$0.85	$0.66

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
     The table below is a summary of our distributions paid or declared during the two year period ended September 30, 2007:

			Distribution per
Declaration Date	Record Date	Date of Distribution	Share
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
February 15, 2007	March 29, 2007	April 12, 2007	$0.27
November 16, 2006	December 14, 2006	January 11, 2007	$0.27
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21
November 18, 2005	December 15, 2005	January 19, 2006	$0.18
August 18, 2005	September 15, 2005	September 29, 2005	$0.17

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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.2 million per year. This assumes that the amount outstanding under our variable rate debt remains approximately $120.9 million, the balance at September 30, 2007. In addition, we have approximately $259.0 million in fixed rate, long-term debt. We intend to maintain a majority of our debt in fixed rate facilities for the foreseeable future. As interest rates fluctuate, we will consider implementing strategies to fix a portion of our variable rate debt.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.
Our exchangeable notes are exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November, 2006. Our dividends declared since the notes we issued have adjusted our conversion price to $16.53 per share. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
(a) Information required to be disclosed on Form 8-K, Item 1.01. Entry into a Material Definitive Agreement.
On November 7, 2007, the Company, MPT Operating Partnership, L.P., the Company’s operating partnership (the “Borrower”), KeyBank National Association and JPMorgan Chase Bank, N.A., as Lenders party thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, signed a First Amendment to Term Loan Credit Agreement (the “Amendment”) which extended the maturity date of a $100.0 million Term Loan Credit Agreement, dated August 9, 2007, among the Company, the Borrower, the Syndication Agent, the Administrative Agent and the several lenders from time to time parties thereto, from November 9, 2007 to November 30, 2007. All of the other terms, conditions and provisions of the Term Loan Credit Agreement remain unchanged. The foregoing description of the Amendment is qualified in its entirety by the full terms and conditions of the Amendment which is filed as Exhibit 10.1 to this Periodic Report on Form 10-Q and incorporated herein by reference.
Some of the lending banks under the Amendment and their affiliates have in the past provided and may from time to time in the future provide commercial banking, financial advisory, investment banking and other services to the Company and the Borrower.
Item 6. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	First Amendment to Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, KeyBank National Association and JPMorgan Chase Bank, N.A., as Lenders party thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2007. Since Vibra Healthcare, LLC leases more than 20% of our properties under triple net leases, the financial status of Vibra may be considered relevant to investors. The most recently available financial statements for Vibra are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Vibra’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Vibra.

99.2	Consolidated Financial Statements of Prime Healthcare Services, Inc., as of June 30, 2007. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our properties under triple net leases, the financial status of Prime may be considered relevant to investors. The most recently available financial statements for Prime are attached as Exhibit 99.2 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: November 9, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	First Amendment to Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Vibra Healthcare, LLC as of June 30, 2007

99.2	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of June 30, 2007