Form 10-K
period 2007-12-31
MEDICAL PROPERTIES TRUST INC
filed 2008-03-14
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant as of June 30, 2007 was approximately $655,917,760. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 13, 2008, 53,710,574 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop net-leased facilities;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of our debt and equity securities;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

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

Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

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

We were formed as a Maryland corporation on August 27, 2003 to succeed to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed by one of our founders in December 2002. We conduct substantially all of our business through our subsidiaries, MPT Operating Partnership, L.P., and MPT Development Services, Inc. References in this Annual Report on Form 10-K to “Medical Properties Trust,” “Medical Properties,” “we,” “us,” “our,” and the “Company” include Medical Properties Trust, Inc. and our subsidiaries.

Since April 2004, we have issued at various times approximately 50.7 million shares of common stock for net proceeds of approximately $539.8 million. At March 1, 2008, we have approximately $934.7 million invested in healthcare real estate and related assets.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, is considered a single reportable segment as further discussed in our Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report on Form 10-K. All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future.

During 2007, we:

•	invested approximately $316 million in new healthcare real estate assets;

•	reduced exposure to Vibra Healthcare to 31% of total revenue from 55% of total revenue in 2006;

•	sold 12.2 million shares of common stock for net proceeds of $179.1 million or $14.66 per share, net of underwriters discount and offering expenses; and

•	completed agreements for two new credit facilities which provide for new borrowings of up to $262.0 million.

Portfolio of Properties

As of December 31, 2007, our portfolio consisted of 28 properties: 25 facilities which we own are leased to eight tenants and the remaining in the form of mortgage loans to two operators. Our owned facilities consisted of 12 general acute care hospitals, 9 long-term acute care hospitals, and 4 inpatient rehabilitation hospitals. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. We intend to continue to focus on investments in licensed hospitals as our primary line of business.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest only mortgage loans to healthcare operators, and we may make similar investments in the future. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, and regional and community hospitals.

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

Significant Tenants

At March 1, 2008, we have leases with eight hospital operating companies covering 25 facilities and we have mortgage loans to two hospital operating companies. Vibra Healthcare, LLC (“Vibra”) leases eight of our facilities. Total revenue from Vibra in 2007 was approximately $30.1 million, or 31.3% of total revenue. We expect that the percentage of revenue we earn from Vibra in 2008 will be substantially less than that in 2007 because our 2007 acquisitions and our anticipated near-term future acquisitions are expected to diversify our portfolio by adding new tenants. Although we expect to make additional investments in Vibra-operated properties in the foreseeable future, we believe that our Vibra revenue will continue to decline relative to our total revenue.

At March 1, 2008, affiliates of Prime Healthcare Services, Inc. (“Prime”) lease seven of our facilities and we have mortgage loans on two facilities owned by affiliates of Prime. Total revenue from Prime affiliates in 2007 was approximately $24.9 million, or 25.9% of total revenue. As of December 31, 2007, expected annual revenue from Prime represented 34% of total expected annual revenues. It is likely that we will make additional investments in Prime affiliated properties in the foreseeable future.

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

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, other REITs, other public and private real estate companies and private real estate investors. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to invest in or develop facilities;

•	many of our competitors have greater financial and operational resources than we have;

•	our competitors or other entities may pursue a strategy similar to ours; and

•	some of our competitors may have existing relationships with our potential customers.

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

The Stark Law specifies a number of substantial sanctions that may be imposed upon violators. Payment is to be denied for Medicare claims related to designated health services referred in violation of the Stark Law. Further, any amounts collected from individual patients or third-party payors for such designated health services must be refunded on a timely basis. A person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is also subject to civil monetary penalties of up to $15,000 per claim, civil monetary penalties of up to $100,000 per arrangement and possibly even exclusion from participation in the Medicare and Medicaid programs.

Final regulations applicable only to physician referrals for clinical laboratory services were published in August 1995. A proposed rule applicable to physician referrals for all designated health services was published in January 1998. In January 2001, the Centers for Medicare & Medicaid Services (CMS) published the “Phase I” final rule, which finalized a significant portion of the 1998 proposed rule. On March 26, 2004, CMS issued the second phase of its final regulations addressing physician referrals to entities with which they have a financial relationship (the “Phase II” rule). The Phase II rule addresses and interprets a number of exceptions for ownership and compensation arrangements involving physicians, including the exceptions for space and equipment rentals and the exception for indirect compensation arrangements. The Phase II rule also includes exceptions for physician ownership and investment, including physician ownership of rural providers and hospitals. The new regulation revised the hospital ownership exception to reflect the 18-month moratorium that began December 8, 2003 on physician ownership or investment in specialty hospitals, which was enacted in Section 507 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Phase II rule became effective on July 26, 2004. The moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005 (the “DRA”) which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of the report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or six months after enactment of the DRA. On August 8, 2006, CMS published the final report and the moratorium expired. However, CMS continues to scrutinize physician investments in specialty hospitals. CMS has stated its intention to require certain specialty and other hospitals to provide detailed information regarding their financial arrangements with physicians. CMS will use this information to review those arrangements for compliance with the Stark Law.

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

Recent Regulatory and Legislative Developments.  The DRA was signed by President Bush on February 8, 2006, and is expected to reduce Medicare spending by $6.0 billion over the next five years and cut Medicaid spending by $5.0 billion over the same time frame. A clerical error during the legislative process, however, raises some concerns over the validity of the DRA because the United States House of Representatives never voted on the version approved by the Senate and ultimately signed by the President. Legal challenges may arise as a result of this technicality, challenging the DRA. Nonetheless, CMS has already begun implementing portions of the DRA. Medicare Part A pays for hospital inpatient operating and capital related costs associated with acute care hospital inpatient stays on a prospective basis. Pursuant to this inpatient prospective payment system, or IPPS, CMS categorizes each patient case according to a list of diagnosis-related groups, or DRGs. Each DRG has an assigned payment that is based upon the expected amount of hospital resources necessary to treat a patient in that DRG. On August 22, 2007, CMS published a Final Rule with comment period for IPPS for fiscal year 2008. The Final Rule includes a 3.5% increase in payment rates, a number of changes to the DRGs and enhancements to the voluntary quality reporting program. Hospitals are required to submit certain clinical data on ten quality measures in order to receive full payment for fiscal year 2008. CMS expects aggregate payments to IPPS hospitals to increase by $3.8 billion over the previous year. The changes are expected to increase payment to those hospitals treating more severely ill and costlier patients.

CMS continues to make changes to its prospective payment system for inpatient rehabilitation facilities, or IRFs. The Final Rule updates payment rates and modifies certain payment policies. Under the Final Rule, approximately 1,220 IRFs will receive increased Medicare payments of approximately $150 million. The Final Rule also includes a 3.2% market basket increase and increases the outlier threshold for cases with unusually high costs from $5,534 in fiscal year 2007 to $7,362 for fiscal year 2008. In addition, the Final Rule updates the IRF prospective payment system wage index.

On May 7, 2004, CMS issued a Final Rule to revise the classification criterion, commonly known as the “75 percent rule,” used to classify a hospital or hospital unit as an IRF. The compliance threshold is used to distinguish an IRF from an acute care hospital for purposes of payment under the Medicare IRF prospective payment system. The Final Rule implements a three-year period to analyze claims and patient assessment data to determine whether CMS will continue to use a compliance threshold that is lower than 75% or not. For cost reporting periods beginning on or after July 1, 2004, and before July 1, 2005, the compliance threshold will be 50% of the IRF’s total patient population. The compliance threshold will increase to 60% of the IRF’s total patient population for cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006, to 65% for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007, and to 75% for cost reporting periods after July 1, 2007. The Deficit Reduction Act of 2005 extends the phase-in period of the “75 percent rule” for one additional year. The 60% threshold remains in effect until June 30, 2007. In fiscal year 2007, the threshold is 65% and beginning in fiscal year 2008, the threshold is 75%. On December 29, 2007, President Bush signed legislation permanently freezing at 60% the threshold amount. Also, currently, IRFs, in addition to considering a patient’s primary diagnosis, are able to consider comorbidities for purposes of determining compliance with the 75 percent rule. However, for cost reporting periods beginning on or after July 1, 2008, IRFs will no longer be able to consider comorbidities when making such determinations.

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

Rural hospitals, which may include regional or community hospitals, one of our targeted types of facilities, will benefit most from the reimbursement changes in the Act. Some examples of these reimbursement changes include (i) providing that payment for all hospitals, regardless of geographic location, will be based on the same, higher standardized amount which was previously available only for hospitals located in large urban areas, (ii) reducing the labor share of the standardized amount from 71% to 62% for hospitals with an applicable wage index of less than 1.0, (iii) giving hospitals the ability to seek a higher wage index based on the number of hospital employees who take employment out of the county in which the hospital is located with an employer in a neighboring county with a higher wage index, and (iv) improving critical access hospital program conditions of participation requirements and reimbursement. Medicare disproportionate share hospital, or DSH, payment adjustments for hospitals that are not large urban or large rural hospitals will be calculated using the DSH formula for large urban hospitals, up to a 12% cap in 2004 for all hospitals other than rural referral centers, which are not subject to the cap. The Act provides that sole community hospitals, as defined in 42 U.S.C. §1395ww(d)(5)(D)(iii), located in rural areas, rural hospitals with 100 or fewer beds, and certain cancer and children’s hospitals shall receive Transitional Outpatient Payments, or TOPs, such that these facilities will be paid as much under the Medicare outpatient prospective payment system, or OPPS, as they were paid prior to implementation of OPPS. As of January 1, 2004 all TOPs for community mental health centers and all other hospitals were otherwise discontinued. The “hold harmless” TOPs provided for under the Act will continue for qualifying rural hospitals for services furnished through December 31, 2005 and for sole community hospitals for cost reporting periods beginning on or after January 1, 2004 and ending on December 31, 2005. Hold harmless TOPs payments continue permanently for cancer and children’s hospitals.

The Act also requires CMS to provide supplemental payments to acute care hospitals that are located more than 25 road miles from another acute care hospital and have low inpatient volumes, defined to include fewer than 800 discharges per fiscal year, effective on or after October 1, 2004. Total supplemental payments may not exceed 25% of the otherwise applicable prospective payment rate.

Finally, the Act assures inpatient hospitals that submit certain quality measure data a full inflation update equal to the hospital market basket percentage increase for fiscal years 2005 through 2007. The market basket percentage increase refers to the anticipated rate of inflation for goods and services used by hospitals in providing services to Medicare patients. For fiscal year 2005, the market basket percentage increase for hospitals paid under the inpatient prospective payment system is 3.3%. For those inpatient hospitals that do not submit such quality data, the Act provides for an update of market basket minus 0.4 percentage points. The DRA expands the provision of the Act tying inpatient reimbursement to hospitals’ reporting on certain quality measures. Hospitals not submitting the data will not receive the full market basket update. The DRA requires the Secretary of Health and Human Services to add other quality measures to be reported on by hospitals. Beginning in fiscal year 2007, the market basket updates for hospitals that fail to provide the quality data will be reduced by 2%. CMS has reported that a significant majority of hospitals will receive the full market basket update for fiscal year 2008 because they have met the quality reporting requirements.

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

The moratorium imposed by the Act expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the DRA which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The report is due six months after the date of enactment, but this deadline may be extended by two months. The DRA also directs CMS to continue the moratorium on enrollment of specialty hospitals until the earlier of the date the report is submitted or six months after enactment of the DRA. The final report was published on August 8, 2006, at which time the moratorium expired. Despite the expiration of the moratorium, specialty hospitals are expected to remain under heightened scrutiny.

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

The California Department of Health Services recently adopted regulations, codified as Sections 70217, 70225 and 70455 of Title 22 of the California Code of Regulations, or CCR, which establish minimum, specific, numerical licensed nurse-to-patient ratios for specified units of general acute care hospitals. These regulations are effective January 1, 2004. The minimum staffing ratios set forth in 22 CCR 70217(a) co-exist with existing regulations requiring that hospitals have a patient classification system in place. The licensed nurse-to-patient ratios constitute the minimum number of registered nurses, licensed vocational nurses, and, in the case of psychiatric units, licensed psychiatric technicians, who shall be assigned to direct patient care and represent the maximum number of patients that can be assigned to one licensed nurse at any one time. Over the past several years many hospitals have, in response to managed care reimbursement contracts, cut costs by reducing their licensed nursing staff. The California Legislature responded to this trend by requiring a minimum number of licensed nurses at the bedside. Due to this new regulatory requirement, any acute care facilities we target for acquisition or development in California may be required to increase their licensed nursing staff or decrease their admittance rates as a result. Governor Schwarzenegger issued two emergency regulations in an attempt to suspend the ratios in emergency rooms and delay for three years staffing requirements in general medical units. However, this action was appealed and on June 7, 2005, the Superior Court overturned the two emergency regulations. The Schwarzenegger administration appealed that ruling; however, the Governor withdrew the appeal in November 2005. In addition, California also recently adopted cuts to the state’s Medicaid program referred to as Medi-Cal totaling $1.6 billion. Reimbursement rates for providers are expected to be cut by 10 percent and are expected to produce $47.6 million in savings for the state.

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

The Balanced Budget Act of 1997, or BBA, mandated implementation of a prospective payment system for skilled nursing facilities. Under this prospective payment system, and for cost reporting periods beginning on or after July 1, 1998, skilled nursing facilities (SNFs) are paid a prospective payment rate adjusted for case mix and geographic variation in wages formulated to cover all costs, including routine, ancillary and capital costs. In 1999 and 2000 the BBA was refined to provide for, among other revisions, a 20% add-on for 12 high acuity non-therapy Resource Utilization Grouping categories, or RUG categories, and a 6.7% add-on for all 14 rehabilitation RUG categories. These categories may expire when CMS releases its refinements to the current RUG payment system. On August 4, 2005, CMS published a Final Rule updating skilled nursing facility payment rates for fiscal year 2006. The Final Rule eliminates the temporary add-on payments that Congress directed in the Balanced Budget Refinement Act of 1999 and introduces nine (9) new payment categories. The Final Rule also permanently increases rates for all RUGs to reflect variations in non-therapy ancillary costs. Further, fiscal year 2006 payment rates include a market basket update increase of 3.1%, a slight increase over what had been anticipated in the Proposed Rule. In addition, the Final Rule contains policy changes including the adoption of new labor market area definitions which are based on the new Core Based Statistical Areas announced by the Office of Management and Budget, or OMB, late in 2000. The Deficit Reduction Act of 2005 reduces payments to skilled nursing faculties for certain bad debt attributable to Medicare coinsurance for beneficiaries who are not dual eligibles. On August 3, 2007, CMS published a final rule regarding prospective payment system for SNFs. Pursuant to the final rule, SNFs will receive an increase of 3.3%, which amounts to approximately $690 million in fiscal year 2008. The final rule also revises the SNF market-basket, moving the base year from 1997 to 2004. On December 29, 2007, President Bush signed legislation that contained an extension to June 30, 2008 of the nursing home therapy cap exception.

Beginning January 1, 2007, the Deficit Reduction Act of 2005 caps payment rates for services provided in ambulatory surgery centers at the amounts paid for the same services in hospital outpatient departments under the OPPS. This provision is effective until the Secretary of Health and Human Services establishes a revised payment system for ambulatory surgery centers as required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In January 2008, CMS proposed paying long term care hospitals approximately $4.44 billion under the PPS for RY 2009. This includes a proposed increase of 2.6% compared with RY 2008. Under the final rule for RY 2008, CMS had lowered payments by 3.8%. CMS is proposing to change the annual update schedule to coincide with other classification systems, thus, as proposed, the RY 2009 would be effective for 15 months, from July 1, 2008 through September 30, 2009.

In addition to the legislation and regulations discussed above, on January 12, 2005, the Medicare Payment Advisory Committee, or MedPAC, made extensive recommendations to Congress and the Secretary of Health and Human Services including proposing revisions to DRG payments to more fully capture differences in severity of illnesses in an attempt to more equally pay for care provided at general acute care hospitals as compared to specialty hospitals. Furthermore, MedPAC made significant recommendations regarding paying healthcare providers relative to their performance and to the outcomes of the care they provided. MedPAC recommendations have historically provided strong indications regarding future directions of both the regulatory and legislative process.

Insurance

We have purchased general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases with tenants also require the tenants to carry general liability, professional liability, all risks, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Employees

We have 26 employees as of March 1, 2008. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any shareholder who should request the information directly from us at (205) 969-3755.

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

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financings and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, such as the dislocations in the credit markets beginning in 2007, there may be times when we will have limited access to capital from the equity and debt markets. During such periods, virtually all of our available capital will be required to meet existing commitments and to reduce existing debt. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties on a competitive basis or to meet our obligations. Our ability to grow through acquisitions and developments will be limited if we are unable to obtain debt or equity financing, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities.

Accordingly, we rely almost exclusively on rent payments from our tenants under leases or interest payments from operators under mortgage loans we have made to them for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of any facility, or the financial condition of any tenant, operator or guarantor, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. For example, in connection with our termination of leases relating to the Houston Town and Country Hospital and Medical Office Building in late 2006, we were subsequently named as one of a number of defendants in lawsuits filed by various affiliates of the defaulting tenant. Resolution of these types of lawsuits in a manner materially adverse to us may adversely affect our financial condition and results of operations. If a tenant-operator defaults and we choose to terminate our lease, we then would be required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect the timing of and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Vibra and Prime.

As of December 31, 2007, we owned 25 facilities which were being operated by eight operators, and we had mortgage loans to two operators. Vibra Healthcare, LLC, or Vibra, leased eight of our facilities, representing 21.6% of the original total cost of our operating facilities and mortgage loans as of December 31, 2007, and affiliates of Prime Healthcare Services, Inc. leased or mortgaged nine facilities, representing 39.6% of the original total cost of our operating facilities and mortgage loans as of December 31, 2007. Total revenue from Vibra and Prime, including rent, percentage rent and interest, was approximately $30.1 million and $24.9 million, respectively, or 31.3% and 25.9%, respectively, of total revenue from continuing operations in the year ended December 31, 2007.

In 2007, we completed transactions with Prime for approximately $243.0 million. We may pursue additional transactions with Vibra or Prime in the future. Our relationship with Vibra and Prime, and their respective financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Vibra and Prime to make rent and loan payments to us, and their failure or delay to meet these obligations would have a material adverse effect on our financial condition and results of operations.

Accounting rules may require consolidation of entities to which we have made loans and other adjustments to our financial statements.

The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities. FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Under certain circumstances, generally accepted accounting principles may require us to account for loans to thinly capitalized companies as equity investments. The resulting accounting treatment of certain income and expense items may adversely affect our results of operations, and consolidation of balance sheet amounts may adversely affect any loan covenants.

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

Our facilities are currently leased to only eight tenants, five of which were recently organized and have limited or no operating histories, and failure of any of these tenants and the guarantors of their leases to meet their obligations to us would have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

Our existing facilities are currently leased to Vibra, Post Acute, Prime, Healthcare Partners of America (HPA), Gulf States, North Cypress, Bucks County Oncoplastic Institute (“BCO”) and Monroe Hospital or their subsidiaries or affiliates. If any of our tenants were to experience financial difficulties, the tenant may not be able to pay its rent. Vibra, North Cypress, BCO and Monroe Hospital were recently organized and have limited or no operating histories.

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

As of December 31, 2007, we had $480.5 million of debt outstanding. As of March 1, 2008, we have approximately $402.7 million of debt outstanding. We may borrow from other lenders in the future, or we may issue debt securities in public or private offerings and our organizational documents do not limit the amount of debt we may incur.

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

As of December 31, 2007, we had approximately $220.8 million in variable interest rate debt ($142.8 million at March 1, 2008). We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

We have acquired and have developed and have made mortgage investments in and expect to continue acquiring and developing and making mortgage investments in healthcare facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

We have completed development and construction of four facilities which are now in operation. We expect to develop additional facilities in the future. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund distributions. We cannot assure you that future development projects will not be subject to delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

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

Newly-developed or newly-renovated facilities do not have the operating history that would allow our management to make objective pricing decisions in acquiring these facilities The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained on all facilities we have acquired or developed or on which we have made mortgage loans and intend to obtain on all future facilities we acquire Phase I environmental assessments. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

Although the leases for our facilities and our mortgage loans generally require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse affect on us. In addition, environmental and occupational health and safety laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease and may limit our use of the facility.

We have acquired interests in three of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities. Our current ground lease in Marlton, New Jersey limits use of the property to operation of a 76 bed rehabilitation hospital. Our current ground lease for the facility in San Antonio limits use of the property to operation of a comprehensive rehabilitation hospital, medical research and education and other medical uses and uses reasonably incidental thereto. These restrictions and any similar future restrictions in ground leases will limit our flexibility in renting the facility and may impede our ability to sell the property.

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

A significant number of our tenants operate long-term acute care hospitals, or LTACHs. The United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, or CMS, recently proposed a 0.71 percent increase to the LTACH prospective payment system rates for 2008. However, in light of concerns raised by an analysis of recent LTACH case mix data, CMS also proposed a budget neutrality requirement for annual payment updates.

In addition to the proposed payment changes, CMS is proposing changes to its policy known as the “25 percent rule.” That rule takes into account the percentage of patients that were admitted to the LTACH from its co-located host hospital (usually a general acute care hospital). Under the current policy, if an LTACH that is a hospital-within-a-hospital or satellite facility that has more than a certain percentage (generally 25 percent) of its discharges admitted from the co-located host hospital for the cost reporting period, then the payment to the LTACH would be adjusted downward. CMS adopted a final rule that extends the 25 percent rule and implements a payment adjustment for LTACH and satellites (including grandfathered facilities) that applies to Medicare discharges that were admitted from a referring hospital that is not co-located with it. Implementation of the 25 percent rule will extend over a three year period,. For cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008 (the first transition year), the threshold is no less than the lesser of 75 percent or the percentage of Medicare discharges that had been admitted to the LTACH or satellite facility during its RY 2005 cost reporting period from that referring hospital. CMS will continue to explore implementing a recommendation from MedPAC to develop facility and patient level criteria for LTACHs. If adopted as proposed, these changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

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

Local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and regulations adopted thereunder, if our lease arrangements do not satisfy the requirements of an applicable exception, that noncompliance could adversely affect the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors and subject us and our tenants to fines, which could impact their ability to make lease and loan payments to us. On March 26, 2004, CMS issued Phase II final rules under the Stark Law, which, together with the 2001 Phase I final rules, set forth CMS’ current interpretation and application of the Stark Law prohibition on referrals of designated health services, or DHS. These rules provide us additional guidance on application of the Stark Law through the implementation of “bright-line” tests, including additional regulations regarding the indirect compensation exception, but do not eliminate the risk that our lease arrangements and business strategy of physician investment may violate the Stark Law. Finally, the Phase II rules implemented an 18-month moratorium on physician ownership or investment in specialty hospitals imposed by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The moratorium imposed by the

Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, expired on June 8, 2005. However, that moratorium was retroactively extended by the passage of the Deficit Reduction Act of 2005, or the DRA, which requires the Secretary of Health and Human Services to develop a strategic and implementing plan for physician investment in specialty hospitals that addresses the issues of proportionality of investment return, bona fide investment, annual disclosure of investments, and the provision of medical assistance (Medicaid) and charity care. The final report was published on August 8, 2006, at which time the moratorium expired. However, we expect that specialty hospitals will continue to be closely scrutinized by Congress and various federal and state agencies. Further, despite the expiration of the specialty hospital moratorium, in its final report, CMS expressed its intention to (i) revise the Medicare payment system to address incentives to physician investors; (ii) require disclosure of physician investment and compensation arrangements; (iii) continue to enforce the fraud and abuse laws; and (iv) continue to enforce prior violations of the MMA moratorium. We intend to use our good faith efforts to structure our lease arrangements to comply with these laws; however, if we are unable to do so, this failure may restrict our ability to permit physician investment or, where such physicians do participate, may restrict the types of lease arrangements into which we may enter, including our ability to enter into percentage rent arrangements. On September 7, 2007, CMS published Phase III regulations which modify certain aspects of the Stark Law regulations. Subsequently, the effective dates of a portion of those regulations was extended. In addition, CMS proposed additional changes to existing Stark Law regulations as part of the IPPS regulations.

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

We depend on the services of Edward K. Aldag, Jr., R. Steven Hamner, Emmett E. McLean, Michael G. Stewart and William G. Mc Kenzie to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or developed. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Our UPREIT structure may result in conflicts of interest between Medical Properties’ stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, Medical Properties has fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties Medical Properties’ officers and directors owe to its stockholders. These conflicts may result in decisions that are not in your best interest.

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

In connection with the acquisition of the Vibra Facilities, our taxable REIT subsidiary made a loan to Vibra in an aggregate amount of approximately $41.4 million to acquire the operations at the Vibra Facilities. As of March 1, 2008, that loan had been reduced to approximately $29.4 million. Our taxable REIT subsidiary also made a loan of approximately $6.2 million to Vibra and its subsidiaries for working capital purposes, which has been paid in full. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiary bears interest at an annual rate of 9.25%.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	local conditions such as an oversupply of, or a reduction in demand for, rehabilitation hospitals, long-term acute care hospitals, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Future sales of common stock may have adverse effects on our stock price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market price for our common stock. We may issue from time to time additional common stock or units of our operating partnership in connection with the acquisition of facilities and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

At December 31, 2007, our portfolio consisted of 28 properties: 25 facilities which we own are leased to eight tenants with the remainder in the form of mortgage loans to two operators, totaling an aggregate of approximately 3.3 million square feet and 3,453 licensed beds.

	Total	Percentage of	Total
State	Revenue	Total Revenue	Investment

California	$41,835,572	43.4%	$501,016,031
Colorado	1,398,953	1.5%	9,502,455
Indiana	5,289,316	5.5%	50,211,656
Kentucky	6,886,681	7.2%	45,595,371
Louisiana	2,222,137	2.3%	17,562,684
Massachusetts	4,551,598	4.7%	29,934,621
New Jersey	6,299,852	6.5%	41,569,113
Oregon	1,866,904	1.9%	24,447,351
Pennsylvania	5,749,929	6.0%	45,515,767
Texas	20,186,421	21.0%	158,307,473

	$96,287,363	100.0%	$923,662,522

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

Community Hospital	15	2,383,434	2,623
Long-term Acute Care Hospital	9	594,238	567
Rehabilitation Hospital	4	335,492	263

	28	3,313,164	3,453

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matter, and Issuer Purchases of Equity Securities

Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the distributions declared by us with respect to each such period.

	High	Low	Distribution

Year ended December 31, 2006
First Quarter	11.23	9.40	0.21
Second Quarter	12.50	10.25	0.25
Third Quarter	13.93	11.25	0.26
Fourth Quarter	15.65	13.12	0.27
Year ended December 31, 2007
First Quarter	16.70	14.44	0.27
Second Quarter	15.25	12.16	0.27
Third Quarter	13.88	10.86	0.27
Fourth Quarter	13.99	9.80	0.27

On March 13, 2008, the closing price for our common stock, as reported on the New York Stock Exchange, was $12.08. As of March 13, 2008, there were 82 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

On August 1, 2007, the Company announced that its Board authorized the Company to repurchase up to 3.0 million of its Common Stock. The stock may be repurchased by the Company from time to time on the open market or in privately negotiated transactions between August 1, 2007 and July 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon price, corporate and regulatory requirements, market conditions and other corporate considerations.

The following table provides information as of December 31, 2007 with respect to the shares of common stock repurchased by the Company:

			(c) Total #	(d) Maximum
			of Shares	# of Shares
			Purchased as	that May Yet
	(a) Total #	(b) Average	Part of Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs

October 1- October 31, 2007	—	—	—	—
November 1-November 31, 2007
December 1-December 31, 2007	25,000	$10.46	25,000	2,975,000
Total	25,000	$10.46	25,000	2,975,000

ITEM 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the years ended December 31, 2007, 2006, 2005, and 2004, and for the period from inception (August 27, 2003) to December 31, 2003:

					Period from
	For the	For the	For the	For the	Inception
	Year Ended	Year Ended	Year Ended	Year Ended	(August 27, 2003)
	December 31,	December 31,	December 31,	December 31,	to
	2007	2006	2005	2004	December 31, 2003

OPERATING DATA
Total revenue	$96,287,363	$50,471,432	$30,452,545	$10,893,459	$—

Depreciation and amortization	12,612,630	6,704,924	4,182,731	1,478,470	—

General and administrative expenses	15,791,840	10,190,850	8,016,992	5,150,786	992,418
Interest expense	28,236,502	4,417,955	1,521,169	32,769
Income (loss) from continuing operations	40,009,949	29,672,741	18,822,785	4,576,349	(1,023,276)
Income from discontinued operations	1,229,690	486,957	817,562	—	—

Net income (loss)	41,239,639	30,159,698	19,640,347	4,576,349	(1,023,276)

Income (loss) from continuing operations per diluted common share	0.84	0.75	0.58	0.24	(0.63)
Income from discontinued operations per diluted common share	0.02	0.01	0.03	—	—

Net income (loss) per diluted common share	0.86	0.76	0.61	0.24	(0.63)

Weighted average number of common shares — diluted	47,903,432	39,701,976	32,370,089	19,312,634	1,630,435
OTHER DATA
Net income (loss)	$41,239,639	$30,159,698	$19,640,347	$4,576,349	$(1,023,276)
Depreciation and amortization	12,612,630	6,704,924	4,182,731	1,478,470	—
Gain on sale of real estate sold	(4,061,626)	—	—	—	—

Funds from operations	49,790,643	36,864,622	23,823,078	6,054,819	$(1,023,276)

Funds from operations per diluted common share	1.03	0.93	0.74	0.31	(0.63)
Dividends declared per diluted common share	0.94	0.99	0.62	0.21	—

	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003

BALANCE SHEET DATA
Real estate assets — at cost	$657,904,249	$558,124,367	$337,102,392	$151,690,293	$166,301
Other loans and investments	265,758,273	150,172,830	85,813,486	50,224,069	—
Cash and equivalents	94,215,134	4,102,873	59,115,832	97,543,677	100,000
Total assets	1,051,660,686	744,756,745	495,452,717	306,506,063	468,133
Debt	480,525,166	304,961,898	65,010,178	56,000,000	100,000
Other liabilities	57,937,525	95,021,876	71,991,531	17,777,619	1,389,779
Minority interests	77,552	1,051,835	2,173,866	1,000,000	—
Total stockholders’ equity (deficit)	513,120,443	343,721,136	356,277,142	231,728,444	(1,021,646)
Total liabilities and stockholders’ equity(deficit)	1,051,660,686	744,756,745	495,452,717	306,506,063	468,133,063

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms typically for 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual rate increases that in the current market range from 1.5% to 3.5%. Our existing portfolio escalators range from 0% to 2.5%. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents which are based on the level of those tenants’ net revenues from their operations.

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

At December 31, 2007, our portfolio consisted of 28 properties: 25 healthcare facilities which we own are leased to eight tenants with the remainder in the form of mortgage loans secured by interests in health care real estate. We had one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The facilities we owned and the facilities that secured our mortgage loans were in ten states, had a carrying cost of approximately $820.2 million (including the balances of our mortgage loans) and comprised approximately 78.0% of our total assets. Our acquisition and other loans of approximately $85.1 million represented approximately 8.1% of our total assets. We do not expect such non-mortgage loans at any time to exceed 20% of our total assets. We also had cash and temporary investments of approximately $94.2 million that represented approximately 9.0% of our total assets. Subsequent to December 31, 2007, we used approximately $83.0 million of such cash to repay our revolving credit facilities.

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

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ and borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ and borrowers’ profitability.

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

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

At March 1, 2008, we had 26 employees. Over the next 12 months, we expect to add four to six additional employees.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values and periodic depreciation of our real estate assets, stock compensation expense, and the effects of any derivative and hedging activities have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

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

Investments in Real Estate.  We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant-owned improvements and leasehold interests.

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

Purchase Price Allocation.  We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The Company’s strategy to date has been the simultaneous acquisition of facilities and the origination of new long-term leases at market rates. Future acquisitions, in some cases, may be for properties with in-place leases which may require the evaluation of above-market and below-market lease values.

We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with new or existing leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from three to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which are typically 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

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

In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes due 2011 (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.51 per share, which is the equivalent of 60.5566 shares per $1,000 note. The number of shares actually issued upon conversion is equivalent to the amount by which our stock price exceeds $16.51 times the 60.5566 conversion rate. The “capped call” transaction allowed us to effectively increase that exchange price from $16.51 to $18.94. Therefore, our shareholders would not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.51 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and have determined that this “capped call” must be recorded as a permanent adjustment to stockholders’ equity. We have therefore shown the premium paid in this transaction as a one-time adjustment in the statement of stockholders’ equity.

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

Stock-Based Compensation.  Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the years ended December 31, 2007 and 2006, we recorded approximately $4.5 million and $3.1 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we also granted performance-based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. In 2007, the Compensation Committee made awards which are earned only if the Company achieves certain stock price levels, total shareholder return or other market conditions. The 2007 awards were made pursuant to the Company’s 2007 Multi-Year Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period. We recognize expense over the vesting period on the straight-line method for service based awards. The CPRE and SPRE awards vest based on what SFAS No. 123(R) terms “market conditions”. Market conditions are vesting conditions which are based on our stock price levels or our total shareholder return (stock price and dividends) compared to an index of other REIT stocks. The SPRE awards require additional service after being earned, if they are in fact earned. For the CPRE awards, the period over which the awards are earned is not fixed because the awards provide for cumulative measures over multiple years. SFAS No. 123(R) requires that we estimate the period over which the awards will likely be earned, regardless of the period over which the award allows as the maximum period over which it can be earned. Also, because some awards have multiple periods over which they can be earned, we must segregate individual awards into “tranches”, based on their vesting or estimated earning periods. These complexities required us to use an independent consultant to model both the value of the award and the various periods over which the each tranche of an award will be earned. Our consultant used what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. Beginning in 2007, we have begun recording expense over the expected or derived vesting periods using the calculated value of the awards. We must record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. In some cases, if the award is not earned, we will be required to reverse expenses recognized in earlier periods. As a result, future stock-based compensation expense may fluctuate based on the potential reversal of previously recorded expense.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2007:

	Less Than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Senior notes	9,630,775	19,261,550	17,825,825	156,904,466	203,622,616
Exchangeable notes	8,452,500	16,905,000	145,364,096	—	170,721,596
Revolving credit facility(1)	88,084,252	10,094,727	77,687,920	—	175,866,899
Term Note	5,139,626	10,144,019	67,586,331	—	82,869,976
Operating lease commitments(2)	820,886	1,675,297	1,728,843	31,001,675	35,226,701

Totals	$112,128,039	$58,080,593	$310,193,015	$187,906,141	$668,307,788

(1)	Assumes the balance and interest rates are those in effect at December 31, 2007 and no principal payments are made until the expiration of the facilities.

(2)	Some of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants.

Liquidity and Capital Resources

At December 31, 2007 we had cash and short-term investments of approximately $94.2 million. In early January 2008 we used approximately $83.0 million of cash to reduce the balances under our revolving credit facilities. Subsequent to the early January repayment, we have available under our credit facilities approximately $120 million in borrowing capacity. The terms of one of our credit facilities give us the right to increase its total size from $220 million presently to $350 million. However, any such expansion is subject to pricing and other market conditions, and we believe it is unlikely that lenders in the present market would commit to additional capacity at pricing levels that we would find acceptable.

Short-term Liquidity Requirements:  We believe that the $120 million available to us mentioned above is sufficient to provide the resources necessary for operations, distributions in compliance with REIT requirements and a limited amount of acquisitions. In the event that we elect to make more than a limited amount of acquisitions in the near term, we will need to access additional capital. Based on current conditions in the capital markets, we believe such capital will be available; however, the capital markets have recently been highly volatile and there is no assurance that we could obtain acquisition capital at prices that we consider acceptable.

Long-term Liquidity Requirements:  We believe that cash flow from operating activities subsequent to 2007 and available borrowing capacity will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. To maintain our growth plans, and because of the tax requirements that we distribute a substantial portion of our earnings, we will need combined access to capital. To the extent market conditions or conditions specific to us make such capital unavailable or unaffordable, we may be unable to execute our growth strategies or we may be able to grow only at rates and margins lower than what we have anticipated.

Investing Activities

During 2007 we invested approximately $316 million, or approximately 42% of our December 31, 2006 total assets, in new hospital real estate assets. We received early pay-offs of approximately $65 million in mortgage loans and approximately $8 million in other loans. Our net increase in assets during 2007, after consideration of the January 2008 credit facility reductions, was approximately $228 million, or approximately 31%.

Results of Operations

We began operations during the second quarter of 2004. Since then, we have substantially increased our income earning investments each year, and we expect to continue to materially add to our investment portfolio, subject to the capital markets and other conditions described in this Annual Report on Form 10-K. Accordingly, we expect that future results of operations will vary materially from our historical results. The results of operations presented below for the year ended December 31, 2005, have been adjusted to reflect the operations of two facilities which are recorded as discontinued operations at December 31, 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net income for the year ended December 31, 2007 was $41,239,639 compared to net income of $30,159,698 for the year ended December 31, 2006.

A comparison of revenues for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006		Change

Base rents	$54,232,567	56.3%	$29,806,171	59.1%	$24,426,396
Straight-line rents	11,079,704	11.5%	5,952,442	11.8%	5,127,262
Percentage rents	607,121	0.6%	2,384,601	4.7%	(1,777,480)
Interest from loans	26,000,486	27.0%	11,893,339	23.6%	14,107,147
Fee income	4,367,485	4.6%	434,879	0.8%	3,932,606

Total revenue	$96,287,363	100.0%	$50,471,432	100.0%	$45,815,931

Revenue for the year ended December 31, 2007, was comprised of rents (68.4%) and interest and fee income from loans (31.6%). Our base and straight-line rents increased in 2007 due to the acquisition of four facilities and opening of two developments in 2007. Interest income from loans in the year ended December 31, 2007, increased primarily due to origination of two additional mortgage loans totaling $120,000,000 in the first quarter of 2007 offset by the repayment of a $40 million mortgage loan in the second quarter of 2007 and a $25 million mortgage loan in the fourth quarter of 2007. Our fee income increased in 2007 due to the receipt of $3.8 million in mortgage loan pre-payment fees.

Vibra accounted for 31.3% and 55.0% of our gross revenues in 2007 and 2006, respectively. This includes percentage rents of approximately $0.5 million and $2.4 million in 2007 and 2006, respectively. We expect that the portion of our total revenues attributable to Vibra will decline in relation to our total revenue, and based solely on our portfolio at December 31, 2007, we estimate that Vibra will represent 18.5% of total revenue in 2008. At December 31, 2007, assets leased and loaned to Vibra comprised 19.7% of our total assets and 23.7% of our total investment.

Depreciation and amortization during the year ended December 31, 2007 was $12,612,630, compared to $6,704,924 during the year ended December 31, 2006. All of this increase is related to an increase in the number of rent producing properties from 21 (cost — $437.4 million) at December 31, 2006 to 25 (cost — $657.5 million) at December 31, 2007. We expect our depreciation and amortization expense to continue to increase commensurate with our acquisition and development activity.

General and administrative expenses during the years ended December 31, 2007 and 2006, totaled $15,971,840 and $10,190,850, respectively, which represents an increase of 55.0%. The increase is partially due to an increase of approximately $1.4 million of non-cash share-based compensation expense from stock-based awards made during 2007. We expect non-cash share-based compensation to increase in 2008 because awards that were made in 2007 but do not vest until certain performance hurdles are met must nonetheless be expensed beginning in the year of the award based on our estimate of the likelihood of achieving those performance hurdles.

Interest expense for the years ended December 31, 2007 and 2006 totaled $28,236,502 and $4,417,955, respectively. Interest expense in 2007 and 2006 excludes interest of approximately $1.3 million and $6.2 million, respectively, which was capitalized as part of the cost of development projects under construction during 2007 and 2006. Capitalized interest decreased due to our final two developments under construction being placed into service in April 2007, which represented construction in process totaling $59.8 million at December 31, 2006. Interest expense increased during 2007 due to the issuance of $263.0 million in fixed rate notes in the second half of 2006 and the cessation of capitalization of interest on approximately $155.3 million in development projects that were placed in service in 2006 and 2007. We expect interest expense to increase during 2008 due to larger debt balances in 2008 than in 2007.

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

Vibra accounted for 55.0% and 86.2% of our gross revenues in 2006 and 2005, respectively, This includes percentage rents of approximately $2.4 million and $2.3 million in 2006 and 2005, respectively. In 2006, Vibra accounted for 61.5% of our total rent revenues. We expect that the portion of our total revenues attributable to Vibra will decline in relation to our total revenue. At December 31, 2006, assets leased and loaned to Vibra comprised 29.0% of our total assets and 33.4% of our total investment.

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

Interest expense for the years ended December 31, 2006 and 2005 totaled $4,417,955 and $1,521,169, respectively. Interest expense in 2006 and 2005 excludes interest of approximately $6.2 million and $3.1 million, respectively, which was capitalized as part of the cost of development projects under construction during 2006 and 2005.

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

Stealth had not obtained managed care provider contracts that we believed were necessary for profitable operation of the hospital along with other issues. Accordingly, and pursuant to our rights under the leases, we terminated the leases and began negotiations directly with other hospital systems to lease or sell the facilities. These negotiations resulted in the ultimate sale of the hospital and MOB in January 2007, for a sales price of approximately $71.7 million, before expenses of the sale. During the period from the lease termination to the date of sale, the hospital was operated by a new third party operator under contract to the hospital. We also made loans to the operating company totaling approximately $4.4 million at December 31, 2007, which we expect to recover from the net revenues which the hospital and the MOB generated during the interim period. The accompanying financial statements include provisions to reduce such loans to their net realizable value. The revenues and expenses from our leases and loans to Stealth for the Houston Town and Country Hospital are shown in the accompanying consolidated financial statements as discontinued operations.

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

The following table presents a reconciliation of FFO to net income for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006	2005

Net income	$41,239,639	$30,159,698	19,640,347
Depreciation and amortization	12,612,630	6,704,924	4,182,731
Gain on sale of real estate sold	(4,061,626)	—	—

Funds from operations — FFO	$49,790,643	$36,864,622	$23,823,078

Per diluted share amounts:

	For the Years Ended
	December 31,
	2007	2006	2005

Net income	$.86	$.76	$.61
Depreciation and amortization	.26	.17	.13
Gain on sale of real estate sold	(0.09)	—	—

Funds from operations — FFO	$1. 03	$.93	$.74

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

The table below is a summary of our distributions paid or declared since January 1, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

February 28, 2008	March 13, 2008	April 11, 2008	$.27
August 16, 2007	September 14, 2007	October 19, 2007	$.27
May 17, 2007	June 14, 2007	July 12, 2007	$.27
February 15, 2007	March 29, 2007	April 12, 2007	$.27
November 16, 2006	December 14, 2006	January 11, 2007	$.27
August 18, 2006	September 14, 2006	October 12, 2006	$.26
May 18, 2006	June 15, 2006	July 13, 2006	$.25
February 16, 2006	March 15, 2006	April 12, 2006	$.21
November 18, 2005	December 15, 2005	January 19, 2006	$.18
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11

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

ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1,428,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1,428,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $142.8 million, the balance at March 1, 2008.

We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States.

Our exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared in since we sold the exchangeable notes have adjusted our conversion price to $16.51 per share which equates to 60.5566 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled. At December 31, 2007, the exchange rates are 60.5566 Company common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $16.51 per common share.

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

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Properties Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Birmingham, Alabama
March 13, 2008

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS
Real estate assets
Land	$69,247,711	$33,809,594
Buildings and improvements	544,840,277	387,770,513
Construction in progress	435,110	57,432,264
Intangible lease assets	43,381,151	15,787,615
Mortgage loans	185,000,000	105,000,000
Real estate held for sale	—	63,324,381

Gross investment in real estate assets	842,904,249	663,124,367
Accumulated depreciation	(20,214,219)	(10,758,514)
Accumulated amortization	(2,498,514)	(1,297,908)

Net investment in real estate assets	820,191,516	651,067,945
Cash and cash equivalents	94,215,134	4,102,873
Interest and rent receivable	10,325,614	11,893,513
Straight-line rent receivable	23,637,435	12,686,976
Other loans	80,758,273	45,172,830
Other assets of discontinued operations	4,354,835	6,890,919
Other assets	18,177,879	12,941,689

Total Assets	$1,051,660,686	$744,756,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$480,525,166	$304,961,898
Debt — real estate held for sale	—	43,165,650
Accounts payable and accrued expenses	21,091,374	30,045,642
Liabilities of discontinued operations	—	341,216
Deferred revenue	20,839,338	14,615,609
Lease deposits and other obligations to tenants	16,006,813	6,853,759

Total liabilities	538,462,691	399,983,774
Minority interests	77,552	1,051,835
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 52,133,207 shares at December 31, 2007 and 39,585,510 shares at December 31, 2006	52,133	39,586
Additional paid-in capital	540,501,058	356,678,018
Distributions in excess of net income	(27,170,405)	(12,996,468)
Treasury shares, at cost	(262,343)	—

Total stockholders’ equity	513,120,443	343,721,136

Total Liabilities and Stockholders’ Equity	$1,051,660,686	$744,756,745

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

Revenues
Rent billed	$54,839,688	$32,190,772	$20,867,466
Straight-line rent	11,079,704	5,952,442	4,764,527
Interest and fee income	30,367,971	12,328,218	4,820,552

Total revenues	96,287,363	50,471,432	30,452,545
Expenses
Real estate depreciation and amortization	12,612,630	6,704,924	4,182,731
General and administrative	15,791,840	10,190,850	8,016,992

Total operating expenses	28,404,470	16,895,774	12,199,723

Operating income	67,882,893	33,575,658	18,252,822
Other income (expense)
Interest income	363,558	515,038	2,091,132
Interest expense	(28,236,502)	(4,417,955)	(1,521,169)

Net other (expense) income	(27,872,944)	(3,902,917)	569,963

Income from continuing operations	40,009,949	29,672,741	18,822,785
Income from discontinued operations	1,229,690	486,957	817,562

Net income	$41,239,639	$30,159,698	$19,640,347

Net income per common share — basic
Income from continuing operations	$0.84	$0.75	$0.58
Income from discontinued operations	0.02	0.01	0.03

Net income	$0.86	$0.76	$0.61

Weighted average shares outstanding — basic	47,717,026	39,537,877	32,343,019

Net income per share — diluted
Income from continuing operations	$0.84	$0.75	$0.58
Income from discontinued operations	0.02	0.01	0.03

Net income	$0.86	$0.76	$0.61

Weighted average shares outstanding — diluted	47,903,432	39,701,976	32,370,089

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

	Preferred		Common		Additional	Distributions		Total
		Par		Par	Paid-in	in Excess	Treasury	Stockholders’
	Shares	Value	Shares	Value	Capital	of Net Income	Stock	Equity

Balance at December 31, 2004	—	—	26,082,862	26,083	233,626,690	(1,924,329)	—	231,728,444
Deferred stock units issued to directors	—	—	—	—	182,603	(10,852)	—	171,751
Retirement of deferred stock units	—	—	—	—	(75,000)	—	—	(75,000)
Restricted shares issued	—	—	52,220	52	1,174,952	—	—	1,175,004
Proceeds from exercise of warrant	—	—	35,000	35	325,465	—	—	325,500
Issuance of common stock (net of offering costs)	—	—	13,175,023	13,175	124,353,652	—	—	124,366,827
Distributions declared ($.62 per common share)	—	—	—	—	—	(21,055,731)	—	(21,055,731)
Net income	—	—	—	—	—	19,640,347	—	19,640,347

Balance at December 31, 2005	—	—	39,345,105	39,345	359,588,362	(3,350,565)	—	356,277,142
Deferred stock units issued to directors	—	—	—	—	311,631	(44,381)	—	267,250
Restricted shares issued	—	—	240,405	241	3,068,015	—	—	3,068,256
Cost of call spread transaction	—	—	—	—	(6,289,990)	—	—	(6,289,990)
Dividends declared ($.99 per common share)		—	—	—	—	(39,761,220)		(39,761,220)
Net income		—	—	—	—	30,159,698		30,159,698

Balance at December 31, 2006	—	—	39,585,510	39,586	356,678,018	(12,996,468)	—	343,721,136
Deferred stock units issued to directors	—	—	10,598	11	54,155	(54,166)	—	—
Restricted shares issued	—	—	299,299	298	4,483,279	—	—	4,483,577
Options exercised for cash			20,000	20	199,980	—	—	200,000
Proceeds from offering (net of offering costs)	—	—	9,217,900	9,218	135,800,178	—	—	135,809,396
Proceeds from exercising forward sale agreement	—	—	3,000,000	3,000	43,285,448	—	—	43,288,448
Treasury stock acquired	—	—	—	—	—	—	(262,343)	(262,343)
Dividends declared ($1.08 per common share)	—	—	—	—	—	(55,359,410)	—	(55,359,410)
Net income	—	—	—	—	—	41,239,639	—	41,239,639

Balance at December 31, 2007	—	$—	52,133,307	$52,133	$540,501,058	$(27,170,405)	$(262,343)	$513,120,443

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005

Operating activities
Net income	$41,239,639	$30,159,698	$19,640,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,172,548	8,318,303	4,567,675
Amortization of deferred financing costs	4,839,139	1,068,770	932,249
Straight-line rent revenue	(11,079,704)	(6,876,051)	(5,460,148)
Share based payments	4,483,577	3,115,804	1,346,755
(Gain) loss from sale of real estate	(4,061,626)	126,362	—
Deferred revenue and fee income	(1,157,538)	(1,192,231)	(270,727)
Provision for uncollectible receivables and loans	1,666,827	3,313,061	—
Interest cost recorded as addition to debt	—	1,253,236	—
Rent and interest income added to loans	(8,893,742)	(754,141)	—
Other adjustments	400,425	208,310	(96,677)
Decrease (increase) in:
Interest and rent receivable	523,561	(285,717)	(486,521)
Other assets	2,450,668	(2,407,394)	(2,312,681)
Increase (decrease) in:
Accounts payable and accrued expenses	(12,854,715)	6,982,887	4,700,558
Deferred revenue	566,061	107,390	1,420,030
Lease deposits and other obligations to tenants	5,534,497	(1,054,946)	174,527

Net cash provided by operating activities	36,829,617	42,083,341	24,155,387
Investing activities
Real estate acquired	(200,815,181)	(121,408,474)	(97,667,724)
Proceeds from sale of real estate	68,203,041	7,642,332	—
Principal received on loans receivable	74,894,311	—	7,890,958
Investment in loans receivable	(128,986,298)	(67,597,349)	(45,999,178)
Construction in progress	(12,165,669)	(114,362,232)	(78,778,843)
Other investments	(1,310,936)	(1,135,799)	—

Net cash used for investing activities	(200,180,732)	(296,861,522)	(214,554,787)
Financing activities
Proceeds from debt	559,185,897	362,128,450	104,474,342
Payments of debt	(427,556,088)	(118,607,528)	(60,645,833)
Deferred financing costs	(4,123,104)	(1,237,947)	(1,461,342)
Distributions paid	(53,078,830)	(36,105,732)	(16,730,414)
Proceeds from sale of common shares, net of offering costs	135,809,396	—	125,272,302
Sale of partnership units	—	—	1,137,500
Cost of call spread transactions	—	(6,289,990)	—
Proceeds from forward equity sale	43,288,448	—	—
Treasury stock acquired	(262,343)	—	—
Other	200,000	(122,031)	(75,000)

Net cash provided by financing activities	253,463,376	199,765,222	151,971,555

(Decrease) increase in cash and cash equivalents for the year	90,112,261	(55,012,959)	(38,427,845)
Cash and cash equivalents at beginning of year	4,102,873	59,115,832	97,543,677

Cash and cash equivalents at end of year	$94,215,134	$4,102,873	$59,115,832

Interest paid, including capitalized interest of $1,335,413 in 2007, $6,220,427 in 2006 and $3,107,966 in 2005	$24,584,480	$5,351,450	$3,461,654
Supplemental schedule of non-cash investing activities:
Construction period rent and interest receivable recorded as deferred revenue	$3,797,723	$9,083,201	$5,259,006
Real estate acquisitions and new loans receivable recorded as lease and loan deposits	1,640,280	218,257	8,603,075
Real estate acquisitions and new loans receivable recorded as deferred revenue	75,000	1,184,000	577,500
Construction and acquisition costs charged to loans and real estate	4,971,306	1,455,395	774,479
Lease deposit applied to loan receivable	—	3,768,864	—
Loan receivable settled by acquisition of real estate	—	—	6,000,000
Construction in progress transferred to land and building	69,013,302	94,660,739	56,409,377
Supplemental schedule of non-cash financing activities:
Deferred offering costs charged to proceeds from sale of common stock	$—	$—	$579,975
Distributions declared and paid in the following year	14,412,033	10,849,920	7,194,432
Other common stock transactions	54,475	264,302	10,904
Supplemental schedule of non-cash operating activities:
Tenant deposits recorded in other assets	$7,500,000	$—	$—

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

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

Deferred Costs:  Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. Costs incurred in connection with anticipated financings and refinancing of debt are capitalized as deferred financing costs in other assets and amortized over the lives of the related loans as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Costs that are specifically identifiable with, and incurred prior to the completion of, probable acquisitions are deferred and, to the extent not collected from the seller’s proceeds at acquisition, capitalized upon closing. The Company begins deferring costs when the Company and the seller have executed a letter of intent (LOI), commitment letter or similar document or when the Company begins incurring costs, such as for its due diligence procedures, for the purchase of the property by the Company. Deferred acquisition costs are expensed when management determines that the acquisition is no longer probable. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to lessees are recognized as a reduction in interest income over the life of the loan by the interest method.

Revenue Recognition:  The Company receives income from operating leases based on the fixed, minimum required rents (base rents) and from additional rent based on a percentage of tenant revenues once the tenant’s revenue has exceeded an annual threshold (percentage rents). Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method has the effect of recording more rent revenue from a lease than a tenant is required to pay during the first half of the lease term. During the last half of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statement of operations is shown as two amounts. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between base rent revenue earned based on the straight-line method and the amount recorded as billed base rent revenue. The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable. Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as rent received in advance. The Company may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period received.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The Company records above-market and below-market in-place lease values, if any, for its facilities which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The Company’s strategy to date has been the simultaneous acquisition of facilities and the origination of new long-term leases at market rates. Future acquisitions, in some cases, may be for properties with in-place leases which may require the evaluation of above-market and below-market lease values.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each targeted facility as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which are expected to range primarily from three to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

The Company amortizes the value of in-place leases, if any, to expense over the initial term of the respective leases, which range primarily from ten to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

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

Loans:  Loans consists of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are secured by interests in real property. Working capital and other long-term loans are generally secured by interests in receivables and corporate and individual guarantees.

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

Net Income Per Share:  The Company reports earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and contingently issuable common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding shares, warrants and options.

Income Taxes:  The Company conducts its business as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute to shareholders at least 90% of its ordinary taxable income. As a REIT, the Company generally is not subject to federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Stock-Based Compensation:  The Company currently sponsors the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) that was established in 2004. The Company accounts for its stock-based awards under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods which range from three to five years, using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards which contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which the Company estimates the awards will be earned, which range from two to seven years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

Derivative Financial Investments and Hedging Activities.  The Company accounts for its derivative and hedging activities using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149 and interpreted, which requires all derivative instruments to be carried at fair value on the balance sheet.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge. The Company is not currently a party to any derivatives contracts that require accounting under SFAS No. 133.

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

Reclassifications:  Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.

New Accounting Pronouncements:  The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2004 through December 31, 2007 remain open to examination by the Internal Revenue Service and the tax authorities of significant jurisdictions in which the Company does business.

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our exchangeable notes. If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP would be effective for fiscal years beginning after December 15, 2007, and require retroactive application. Because the proposed FSP is currently being deliberated by the FASB and therefore subject to change, the Company has not determined the effect of the proposed FSP on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s future acquisitions or consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008 the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s future acquisitions or consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s future acquisitions or consolidated financial statements.

3.	Real Estate and Loans Receivable

Acquisitions

The Company has recorded the following assets from its acquisitions in 2007 and 2006:

	2007	2006

Land	$27,206,641	$7,685,622
Buildings	140,039,962	101,374,559
Intangible lease assets	29,351,852	6,478,579

	$196,598,455	$115,538,760

In 2007, the Company used funds from its 2007 common stock offering and from its revolving credit facilities to fund acquisitions and developments. In 2006, the Company used funds from its revolving credit facility as well as Senior and Exchangeable Notes to fund acquisitions and developments. The Company entered into 15 year leases with the operators of the facilities, which in certain instances were also the sellers of the facilities. Each lease has renewal options which are generally for three five year periods. The leases also contain base rent escalation provisions based on the greater of a fixed percentage or general levels of inflation.

The Company recorded amortization expense related to intangible lease assets of approximately $1,375,776 and $727,000 in 2007 and 2006, respectively, and expects to recognize amortization expense from existing lease intangible assets of approximately $2.9 million in each of the next five years. Capitalized lease intangibles have a weighted average remaining life of approximately 13 years.

Leasing Operations

Minimum rental payments due in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2007, are as follows:

2008	$68,695,777
2009	70,079,966
2010	71,498,734
2011	72,951,777
2012	74,439,934
Thereafter	731,420,804

$1,089,086,992

For the years ended December 31, 2007 and 2006, Vibra Healthcare, LLC accounted for approximately 31% and 55%, respectively, of the Company’s total revenues from continuing operations and affiliates of Prime Healthcare Services, Inc. accounted for 26% and 19%, respectively of the Company’s total revenues from continuing operations.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Loans

In conjunction with the Company’s purchase of six healthcare facilities in July and August 2004, the Company also made loans aggregating $49.1 million to Vibra Healthcare, LLC (Vibra). As of December 31, 2007, Vibra has reduced the balance of the loans to approximately $29.5 million. The Company has determined that Vibra is a variable interest entity. The Company has also determined that it is not the primary beneficiary of Vibra and, therefore, has not consolidated Vibra in the Company’s consolidated financial statements.

In 2006, the Company made two mortgage loans totaling $65.0 million, secured by two general acute care hospitals in California. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions. In May 2007, the Company received full payment on its mortgage loan on the Texas facility and received a prepayment fee of approximately $2.3 million. In November 2007, the Company received full payment on its mortgage loan on a facility located in Inglewood, California and received a prepayment fee of approximately $1.5 million. The borrower sold the facility to an affiliate of Prime in an unrelated transaction. The Company subsequently purchased the facility from the Prime affiliate and entered into a 15 year lease with the Prime affiliate.

In 2007, the Company made mortgage loans totaling $145.0 million to affiliates of Prime, secured by interests in Prime affiliated facilities located in California. The loans require the payment of interest only, which escalates each year based on changes in the consumer price index, during their 15 year terms with principal due in full at maturity. The loans may be prepaid under certain specified conditions.

4.	Debt

The following is a summary of debt:

	As of December 31,			As of December 31,
	2007			2006
	Balance	Interest Rate		Balance	Interest Rate

Revolving credit facilities	$154,985,897	6.100%	-8.000%	$45,996,359	7.800%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333%	-7.871%	125,000,000	7.333%-7.871%
Exchangeable senior notes due November, 2011	134,704,269	6.125%		133,965,539	6.125%
Term loan	65,835,000	6.830%		—	—

	$480,525,166			$304,961,898

As of December 31, 2007, maturities are as follows:

2008	$83,660,000
2009	660,000
2010	660,000
2011	360,545,166
2012	35,000,000
Thereafter	—

Total	$480,525,166

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In October, 2005, the Company signed a Credit Agreement for a secured revolving credit facility to replace an existing term loan. The agreement had a four year term and an interest rate of the 30-day LIBOR plus a spread ranging from 235 to 275 basis points depending upon the Company’s overall leverage ratio. The Company terminated this Credit Agreement in November 2007 and paid the outstanding balance in full. In addition, the Company recorded a charge of approximately $2.6 million in unamortized financing costs as additional interest expense for the credit facility at the time of termination.

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

In November 2006, the Company’s Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “Exchangeable Notes”). The Exchangeable Notes will pay interest semi-annually at a rate of 6.125% per annum (with an effective yield of 6.86%) and mature on November 15, 2011. The Exchangeable Notes have an initial exchange rate of 60.3346 Company common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $16.57 per common share. The initial exchange rate is subject to adjustment under certain circumstances. At December 31, 2007, the exchange rates are 60.5566 Company common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $16.51 per common share. The Exchangeable Notes are exchangeable, prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on August 15, 2011 and also upon the occurrence of specified events, for cash up to their principal amount and the Company’s common shares for the remainder of the exchange value in excess of the principal amount. Net proceeds from the offering of the Exchangeable Notes were approximately $134.0 million, after deducting the initial purchasers’ discount.

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

In June, 2006, the Company exercised its option to convert the two construction loans for the West Houston Town and County Hospital and the adjacent medical office building to thirty-month term loans. The loans bore interest at the thirty-day LIBOR plus 2.50%. The loans required monthly payments of principal and interest with maturity in December, 2008 and were secured by mortgages on the hospital and medical office building. On January 17, 2007, the two properties securing these loans were sold and the loans were paid in full. Therefore, these loans are presented as Debt — real estate held-for-sale as of December 31, 2006. The interest rate on these loans as of December 31, 2006 was 7.838%.

In June, 2007, the Company signed a secured revolving bank credit facility for up to $42 million. The terms are for five years with interest at the 30-day LIBOR plus 1.50%. The amount available under the facility will decrease by $800,000 per year beginning in the third year. The facility is secured by real estate with a book value of

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

approximately $60.8 million at December 31, 2007. This facility had an outstanding balance of $35.0 million at December, 31, 2007.

In November, 2007, the Company signed a Credit Agreement for a revolving credit facility and a term loan. The revolving credit facility has a four-year term and has an interest rate options of (1) the 30-day LIBOR plus a spread ranging from 150 to 225 basis points (6.58% at December 31, 2007) depending upon the Company’s total leverage ratio or the higher of the “prime rate” or federal funds rate plus a 0.5% spread, plus a 1% margin (8.00% at December 31, 2007). The Credit Facility is secured by (i) the equity interests of the Company and certain of its subsidiaries and (ii) mortgage loans payable to the Company. The Company may borrow up to $154.0 million under the revolving credit facility. The Company may also request to increase the available line of credit to a maximum of $350.0 million by May 2009 by adding more “qualified properties” to the borrowing base. This facility had an outstanding balance of $119,985,897 and $65,835,000 on the revolving credit facility and the term loan, respectively, at December 31, 2007. The term loan has a four-year term and has an interest rate of the 30-day LIBOR plus a spread of 200 basis points (6.83% at December 31, 2007). The Company makes quarterly principal payments of $165,000 on the term loan.

Each of these debt agreements contains financial covenants which are typical for each of the agreements. The Company was in compliance with all such covenants at December 31, 2007.

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

Total common distributions declared were $1.08 per common share in 2007, $0.99 per common share in 2006 and $0.62 per common share in 2005. Of the dividends declared in 2005, $0.536168 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2005. The remaining distribution of $.083832 is treated as ordinary income for federal income tax purposes in the year ending December 31, 2006. Of the dividends declared in 2006, $0.531249 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2006, $0.181671 is treated as a return of capital and $0.007080 will be treated as total capital gain, all of which is unrecaptured Sec. 1250 gain. The remaining distribution of $0.27 is treated as income for federal income tax purposes in the year ending December 31, 2007. Of the dividends declared in 2007, $0.681994 per common share is treated as ordinary income for federal income tax purposes for the year ended December 31, 2006, $0.205648 is treated as a return of capital and $0.192358 will be treated as total gain, $0.085269 of which is unrecaptured Sec. 1250 gain. The remaining distribution of $0.27 declared November 16, 2007, and paid January 11, 2008, is treated as income for federal income tax purposes in the year ending December 31, 2007.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

6.	Earnings Per Share

The following is a reconciliation of the weighted average shares used in net income per common share — basic to the weighted average shares used in net income per common share — assuming dilution:

	For the Years Ended December 31,
	2007	2006	2005	2004

Weighted average number of shares issued and outstanding	47,671,736	39,498,712	32,326,939	19,308,511
Vested deferred stock units	45,290	39,165	16,080	2,322

Weighted average shares — basic	47,717,026	39,537,877	32,343,019	19,310,833
Restricted stock and other share based awards	186,406	164,099	26,115	—
Common stock warrant	—	—	955	1,801

Weighted average shares — diluted	47,903,432	39,701,976	32,370,089	19,312,634

7.	Stock Awards

The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in the Company’s Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Company has reserved 4,631,330 shares of common stock for awards under the Equity Incentive Plan. The Equity Incentive Plan contains a limit of 300,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control of the Company, all outstanding and unvested awards will immediately vest. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

SFAS No. 123(R), Share-Based Payment, became effective for annual and interim periods beginning January 1, 2006. The adoption of SFAS No. 123(R) had no material effect on the results of operations during the year ended December 31, 2006, nor in any prior period, because substantially all of the Company’s stock-based compensation is in the form of restricted share and deferred stock unit awards. The Company’s policy for recording expense from restricted share and deferred stock unit awards was not affected by SFAS No. 123(R). Under SFAS No. 123(R), the additional compensation expense which the Company would have recorded for stock options in the years ended December 31, 2006 and 2005 was not material.

A summary of option activity in 2007 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2007	100,000	$10.00
Awarded	50,000	$12.09
Exercised	(20,000)	$10.00

Outstanding at December 31, 2007	130,000	$10.80

Exercisable at December 31, 2007	80,000	$10.00

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The Company awarded 50,000 options in 2007 and 60,000 stock options in 2005, with estimated grant date fair values of $1.36 per option and $1.86 per option, respectively. The options awarded in 2005 became fully vested in 2007. The options awarded in 2007 vest annually in equal amounts over three years from the date of award and expire in 2012. The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2007, the following assumptions were used to derive the fair values: an option term of four years; expected volatility of 28.34%; a weighted average risk-free rate of return of 4.62%; a dividend yield of 8.93%. The intrinsic value of options exercised in 2007 and exercisable at December 31, 2007, is approximately $97,000 and $15,000, respectively. At December 31, 2007, the weighted average remaining contractual term of options exercisable and outstanding is approximately 4.2 years and 6.0 years, respectively.

The Compensation Committee also awarded deferred stock units in 2005 and 2006 to each of the five independent directors. These deferred stock units vested on the date of the award and were recorded as a non-cash expense of $267,250 and $171,750 in 2006 and 2005, respectively. Deferred stock units may be exchanged for common stock at any time after a three year holding period from date of grant. During the holding period, deferred stock units do not receive cash dividends, but receive an equivalent amount of additional deferred stock units.

The Company’s stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods of three to seven years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2006 and 2007, the Compensation Committee made awards which vest based on the Company achieving certain performance levels, stock price levels, total shareholder return or comparison to peer total return indices. The 2006 awards are based on the Company achieving levels of total shareholder return compared to an industry index. The 2007 awards were made under the Company’s 2007 Management Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period beginning December 31, 2007 . The CPRE awards also vests annually and ratably over the same seven-year period contingent upon the Company’s achievement of a simple 9% annual total return to shareholders (pro-rated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior year. SPRE awards are earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and will then vest annually and ratably over the subsequent three-year period (2011-2013). In the event that at the end of the measurement period, no SPRE awards have been earned based on the criteria set forth above but the Company has performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period, 33.334% of the SPRE awards will be earned as of December 31, 2010. All unvested 2007 MIP awards provide for payment of dividends and other non-liquidating distributions, except that the SPRE awards will pay dividends at 20% of the per share dividend amount. The 2007 MIP awards were made in the form of restricted shares and a new class of partnership units in the Company’s Operating Partnership (“LTIP units”). The LTIP units which are earned may eventually be converted, at the Company’s election, into either shares of common stock on a one-for-one basis or their equivalent in cash. The Company has valued its LTIP awards at the same per unit value as a corresponding restricted stock award. The Company’s independent valuation consultant determined the value of the 2007 MIP awards’ CPRE and SPRE components using a Monte Carlo simulation. The following assumptions were used to derive the fair values for the SPRE and CPRE, respectively: term — 3.4 years and 6.4 years; expected (implied) volatility 27.00% and 26.00%; risk-free rate of return 4.55% and 4.65%; and, dividends — $1.08 in 2007, $1.10 in 2008, $1.13 in 2009, and 3% annual increase thereafter through 2013. No CPRE or SPRE awards were earned in 2007.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The following summarizes restricted equity awards activity in 2007:

	Vesting Based		Vesting Based on Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Outstanding at January 1, 2007	504,679	$10.18	105,375	$11.60
Awarded	532,750	$12.41	1,275,000	$6.39
Vested	(348,914)	$10.31	—	—
Forfeited	(8,000)	$11.19	—	—

Outstanding at December 31, 2007	680,515	$11.85	1,380,375	$6.79

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2007 and 2006, the Company recorded approximately $4.5 million and $2.9 million, respectively, of non-cash compensation expense for restricted equity awards. The remaining unrecognized cost from restricted equity awards at December 31, 2007, is approximately $15.1 million and will be recognized over a weighted average period of approximately 4.2 years. Restricted equity awards which vested in 2007 had a value of approximately $3.3 million on the vesting dates.

8.	Commitments and Contingencies

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2007 are as follows:

2008	820,886
2009	829,704
2010	845,593
2011	859,956
2012	868,887
Thereafter	31,001,675

$35,226,701

The total amount to be received from non-cancellable subleases at December 31, 2007, is approximately $16.8 million.

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

9.	Common Stock

In the first quarter of 2007, the Company sold 12,217,900 shares of common stock at a price of $15.60 per share, less an underwriting commission of five percent. Of the shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of Company common stock in connection with forward sale agreements between the Company and affiliates of the underwriters (the “forward purchasers”). The Company did not initially receive any proceeds from the sale of shares of Company common stock by the forward purchasers. In December 2007, the Company settled the forward sale agreements and received proceeds, net of underwriting commission of five percent and other adjustments, of approximately $43.3 million.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

10.	Fair Value of Financial Instruments

	December 31,		December 31,
	2007		2006
	Book	Fair	Book	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$94,215,134	$94,215,134	$4,102,873	$4,102,873
Interest and other receivables	10,325,614	10,397,961	11,893,513	12,110,029
Straight-line rent receivable	23,637,435	6,725,371	12,686,976	4,995,269
Loans	265,758,273	293,346,951	150,172,830	173,597,486
Debt	480,525,166	467,890,112	304,961,898	319,113,009
Accounts payable and accrued expenses	21,091,374	21,091,374	30,045,642	30,045,642

11.	Discontinued Operations

In 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and re-possessed the real estate. In January, 2007, the Company sold the hospital and MOB complex for a sales price of approximately $71.7 million and recorded a gain of approximately $4.1 million, which is reported in results from discontinued operations. During the period from the lease termination to the date of sale, the hospital was leased to and operated by a third party operator under contract to the hospital. The Company has substantially funded through loans the working capital requirements of the operator pending the operator’s collection of patient receivables from Medicare and other third party payors. The accompanying financial statements include provisions to reduce such loans to their estimated net realizable value, including a $1.5 million provision recorded .

The following table presents the results of discontinued operations for the years ended December 31, 2007 and 2006.:

	For the Years Ended December 31,
	2007	2006

Revenues	$132,411	$7,428,770
Net income	1,229,690	486,957
Earnings per share — basic and diluted	$0.02	$0.01

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

12.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	For the Three Month Periods in 2007 Ended
	March 31	June 30	September 30	December 31

Revenues	$18,058,348	$24,591,291	$25,678,608	$27,959,116
Income from continuing operations	$6,045,783	$13,496,613	$12,061,780	$8,405,774
Income (loss) from discontinued operations	$4,158,169	$(1,985,031)	$(415,134)	$(528,314)
Net income	$10,203,952	$11,511,582	$11,646,646	$7,877,460
Net income per share — basic	$0.24	$0.23	$0.24	$0.16
Weighted average shares outstanding — basic	42,823,619	49,040,141	49,071,806	49,761,733
Net income per share — diluted	$0.24	$0.23	$0.24	$0.16
Weighted average shares outstanding — diluted	43,070,303	49,293,328	49,371,555	50,069,759

	For the Three Month Periods in 2006 Ended
	March 31	June 30	September 30	December 31

Revenues	$10,757,672	$10,909,814	$12,915,676	$15,888,270
Income from continuing operations	$7,059,218	$6,958,362	$7,817,498	$7,837,663
Income (loss) from discontinued operations	$918,392	$956,709	$856,049	$(2,244,193)
Net income	$7,977,610	$7,915,071	$8,673,547	$5,593,470
Net income per share — basic	$0.20	$0.20	$0.22	$0.14
Weighted average shares outstanding — basic	39,428,071	39,519,695	39,529,687	39,634,127
Net income per share — diluted	$0.20	$0.20	$0.22	$0.14
Weighted average shares outstanding — diluted	39,501,723	39,757,723	39,857,355	39,937,776

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Medical Properties Trust, Inc. has prepared the consolidated financial statements and other information in our Annual report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,

2007. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. KPMG, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. KPMG’s responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited Medical Properties Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medical Properties Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Medical Properties Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Properties Trust, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and the related financial statement schedules, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/  KPMG LLP

Birmingham, Alabama
March 13, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2008.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2008.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(b) Exhibits

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10	.9(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10	.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004
10	.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004

Exhibit
Number		Exhibit Title

10	.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10	.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10	.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10	.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10	.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10	.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10	.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10	.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10	.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10	.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005

Exhibit
Number		Exhibit Title

10	.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10	.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10	.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10	.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10	.51(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007
10	.52(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007
10	.53(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.54(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.55(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.56(10)	First Amendment to Term Loan Agreement
10	.57(13)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.58(13)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.59(13)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.60(13)	First Amendment to Employment Agreement between Registrant and William G. McKenzie, dated September 29, 2006
10	.61(13)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.62(13)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.63(8)	Second Amended and Restated 2004 Equity Incentive Plan
21	.1(13)	Subsidiaries of Registrant
23	.1(13)	Consent of KPMG LLP
23	.2(13)	Consent of Moss Adams LLP

Exhibit
Number		Exhibit Title

31	.1(13)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(13)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(13)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2006 and 2005
99	.2(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2007

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Included in this Form 10-K.

(14)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2006 and 2005) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2007) are attached as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ Virginia A. Clarke Virginia A. Clarke	Director	March 13, 2008

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 13, 2008

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2008

/s/ G. Steven Dawson G. Steven Dawson	Director	March 13, 2008

/s/ Robert E. Holmes Robert E. Holmes, Ph.D.	Director	March 13, 2008

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	March 13, 2008

L. Glenn Orr, Jr.	Director

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007

				Additions Subsequent to
				Acquisition							Date Acquired
		Initial Costs			Carrying	Cost at December 31, 2007			Accumulated	Date of	or	Depreciable
Location	Type of Property	Land	Buildings	Improvements	Costs	Land	Buildings(1)	Total	Depreciation	Construction	Placed in Service	Life (Years)

Bowling Green, KY	Rehabilitation hospital	$3,070,000	$33,570,541	$6,500	$—	$3,070,000	$33,577,041	$36,647,041	$2,937,553	1991	July 1, 2004	40

Thornton, CO	Rehabilitation hospital	2,130,000	6,013,142	1,010,973	—	2,130,000	7,024,115	9,154,115	517,211	1962	August 17, 2004	40

Fresno, CA	Rehabilitation hospital	1,550,000	16,363,153	129,953	—	1,550,000	16,493,106	18,043,106	1,434,093	1990	July 1, 2004	40

Marlton, NJ	Rehabilitation hospital	—	30,903,050	54,997	—	—	30,958,047	30,958,047	2,704,760	1994	July 1, 2004	40

New Bedford, NJ	Long term acute care hospital	1,400,000	19,772,169	254,645	—	1,400,000	20,026,814	21,426,814	1,653,624	1992	August 17, 2004	40

Covington, LA	Long term acute care hospital	821,429	10,238,246	—	13,843	821,429	10,252,089	11,073,518	662,027	1985	June 8, 2005	40

Denham Springs, LA	Long term acute care hospital	428,571	5,340,130	—	48,842	428,571	5,388,972	5,817,543	280,994	1965	June 8, 2005	40

Redding, CA	Rehabilitation hospital	—	19,952,023	—	3,435,931	1,629,144	21,758,810	23,387,954	1,251,589	1993	June 30, 2005	40

Sherman Oaks, CA	Acute care general hospital	5,290,000	13,586,688	—	30,721	5,290,000	13,617,409	18,907,409	682,238	1956	December 30, 2005	40

Bloomington, IN	Acute care general hospital	2,456,579	31,209,055	—	408,651	2,576,163	31,498,122	34,074,285	1,068,831	2006	August 8, 2006	40

Montclair, CA	Acute care general hospital	1,500,000	17,419,269	—	41,871	1,500,000	17,461,140	18,961,140	617,731	1971	August 9, 2006	40

Dallas, TX	Long term acute care hospital	1,000,000	13,588,870	—	(52,834)	1,000,000	13,536,036	14,536,036	450,670	2006	September 5, 2006	40

Huntington Beach, CA	Acute care general hospital	937,500	10,906,871	—	—	937,500	10,906,871	11,844,371	318,117	1965	November 8, 2006	40

La Palma, CA	Acute care general hospital	937,500	10,906,871	—	—	937,500	10,906,871	11,844,371	318,117	1971	November 8, 2006	40

Anaheim, CA	Acute care general hospital	1,875,000	21,813,742	—	8,273	1,875,000	21,822,015	23,697,015	636,391	1964	November 8, 2006	40

Luling, TX	Acute care general hospital	811,026	9,344,667	—	—	811,026	9,344,667	10,155,693	253,085	2003	December 1, 2006	40

San Antonio, TX	Rehabilitation hospital	—	10,197,664	—	—	—	10,197,664	10,197,664	276,187	1987	December 1, 2006	40

Victoria, TX	Acute care general hospital	624,596	7,196,605	—	—	624,596	7,196,605	7,821,201	194,908	1998	December 1, 2006	40

Houston, TX	Acute care general hospital	4,757,393	56,237,712	—	1,259,246	5,464,103	56,790,248	62,254,351	1,478,028	2006	December 1, 2006	40

Bensalem, PA	Acute care general hospital	6,910,904	38,184,863	—	—	6,910,904	38,184,863	45,095,767	738,609	2006	March 19, 2007	40

Portland, OR	Long term acute care hospital	3,085,134	17,858,810	—	—	3,085,134	17,858,810	20,943,944	312,966	1963	April 18, 2007	40

San Diego, CA	Acute care general hospital	6,550,000	15,652,984	—	—	6,550,000	15,652,984	22,202,984	259,878	1901	May 9, 2007	40

Redding, CA	Acute care general hospital	1,555,092	53,862,966	—	—	1,555,092	53,862,966	55,418,058	573,257	1957	August 10, 2007	40

Houston, TX	Acute care general hospital	3,501,549	34,529,923	—	—	3,501,549	34,529,923	38,031,472	360,046	1974	August 10, 2007	40

Inglewood, CA	Acute care general hospital	15,600,000	35,994,089	—	—	15,600,000	35,994,089	51,594,089	233,309	1950	November 1, 2007	40

		$66,792,273	$540,644,103	$1,457,068	$5,194,544	$69,247,711	$544,840,277	$614,087,988	$20,214,219

	December 31,	December 31,	December 31,
	2007	2006	2005

COST
Balance at beginning of period	$486,435,507	$281,523,115	$122,057,232
Acquisitions	167,246,603	109,060,181	102,898,770
Transfers from construction in progress	66,039,711	94,660,739	56,409,377
Additions	9,577,459	8,476,648	157,736
Dispositions	(115,211,292)	(7,285,176)	—

Balance at end of period	$614,087,988	$486,435,507	$281,523,115

	December 31,	December 31,	December 31,
	2007	2006	2005

ACCUMULATED DEPRECIATION
Balance at beginning of period	$12,289,532	$5,260,219	$1,311,757
Depreciation	11,301,383	7,287,428	3,948,462
Depreciation on disposed properties	(3,376,696)	(258,115)	—

Balance at end of period	$20,214,219	$12,289,532	$5,260,219

(1)	The gross cost for federal income tax purposes is $657,469,139.

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Daniel Freeman Marina Hospital	10.0%	2021		(2)	40,000,000	40,000,000	(3)
Desert Valley Hospital	9.0%	2022		(2)	70,000,000	70,000,000	(3)
Chino Valley Medical Center	9.0%	2022		(2)	50,000,000	50,000,000	(3)
Paradise Valley Hospital	9.0%	2022		(2)	25,000,000	25,000,000	(3)

					$185,000,000	$185,000,000

(1)	Included in eligible properties which serve as collateral for our revolving credit facility.

(2)	There were no prior liens on loans as of December 31, 2007.

(3)	The mortgage loan was not delinquent with respect to principal or interest.

(4)	Reconciliation of “Mortgage Loans on Real Estate:”

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$105,000,000	$40,000,000	$—
Additions during year:
New mortgage loans and additional advances on existing loans	145,000,000	65,000,000	46,000,000
Interest income added to principal	—	—	—
Amortization of discount	—	—	—

	250,000,000	105,000,000	46,000,000
Deductions during year:
Settled through acquisition of real estate	25,000,000	—	6,000,000
Collection of principal	40,000,000	—	—
Foreclosure	—	—	—

	—	—	6,000,000

Balance at end of year	$185,000,000	$105,000,000	$40,000,000

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement
3.2(2)	Registrant’s Amended and Restated Bylaws
3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4.1(1)	Form of Common Stock Certificate
4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.2(6)	Amended and Restated 2004 Equity Incentive Plan
10.3(7)	Form of Stock Option Award
10.4(7)	Form of Restricted Stock Award
10.5(7)	Form of Deferred Stock Unit Award
10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003
10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004
10.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004

Exhibit
Number	Exhibit Title

10.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005
10.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005

Exhibit
Number	Exhibit Title

10.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10.51(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007
10.52(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007
10.53(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10.54(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10.55(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10.56(10)	First Amendment to Term Loan Agreement
10.57(13)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10.58(13)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10.59(13)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10.60(13)	First Amendment to Employment Agreement between Registrant and William G. McKenzie, dated September 29, 2006
10.61(13)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10.62(13)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10.63(8)	Second Amended and Restated 2004 Equity Incentive Plan
21.1(13)	Subsidiaries of Registrant
23.1(13)	Consent of KPMG LLP
23.2(13)	Consent of Moss Adams LLP
31.1(13)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2(13)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32(13)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit
Number	Exhibit Title

99.1(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2006 and 2005
99.2(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2007

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Included in this Form 10-K.

(14)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2006 and 2005) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2007) are attached as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.