Form 10-K/A
period 2007-12-31
MEDICAL PROPERTIES TRUST INC
filed 2008-04-22
CIK 1287865

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

MEDICAL PROPERTIES TRUST, INC.
AMENDMENT No. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of Medical Properties Trust, Inc. is filed for the purpose of (1) correcting a clerical error in the Report of Independent Registered Public Accounting Firm included in Item 9A — Controls and Procedures to remove the phrase “an opinion on management’s assessment and” because for fiscal years beginning in 2007 the independent registered public accounting firm is no longer required to provide an opinion on management’s assessment of its controls over financial reporting, and (2) correcting the distributions declared for the year ended December 31, 2007 as reported in Item 6 — Selected Financial Data and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, Item 15 of Part IV has been amended to incorporate by reference the exhibits filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and to contain currently dated certifications from the our Chief Executive Officer and Chief Financial Officer, as required by section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and no attempt has been made in this Amendment No. 1 to modify or update disclosures for subsequent events.

ITEM 6. Selected Financial Data
     The following table sets forth selected financial and operating information on a historical basis for the years ended December 31, 2007, 2006, 2005, and 2004, and for the period from inception (August 27, 2003) to December 31, 2003:

					Period from
	For the	For the	For the	For the	Inception
	Year Ended	Year Ended	Year Ended	Year Ended	(August 27, 2003)
	December 31,	December 31,	December 31,	December 31,	to
	2007	2006	2005	2004	December 31, 2003
OPERATING DATA
Total revenue	$96,287,363	$50,471,432	$30,452,545	$10,893,459	$—
Depreciation and amortization	12,612,630	6,704,924	4,182,731	1,478,470	—
General and administrative expenses	15,791,840	10,190,850	8,016,992	5,150,786	992,418
Interest expense	28,236,502	4,417,955	1,521,169	32,769
Income (loss) from continuing operations	40,009,949	29,672,741	18,822,785	4,576,349	(1,023,276)
Income from discontinued operations	1,229,690	486,957	817,562	—	—

Net income (loss)	$41,239,639	$30,159,698	$19,640,347	$4,576,349	$(1,023,276)

Income (loss) from continuing operations per diluted common share	$0.84	$0.75	$0.58	$0.24	$(0.63)
Income from discontinued operations per diluted common share	0.02	0.01	0.03	—	—

Net income (loss) per diluted common share	$0.86	$0.76	$0.61	$0.24	$(0.63)

Weighted average number of common shares — diluted	47,903,432	39,701,976	32,370,089	19,312,634	1,630,435
OTHER DATA
Net income (loss)	$41,239,639	$30,159,698	$19,640,347	$4,576,349	$(1,023,276)
Depreciation and amortization	12,612,630	6,704,924	4,182,731	1,478,470	—
Gain on sale of real estate sold	(4,061,626)	—	—	—	—

Funds from operations	$49,790,643	$36,864,622	$23,823,078	$6,054,819	$(1,023,276)

Funds from operations per diluted common share	$1.03	$0.93	$0.74	$0.31	$(0.63)
Dividends declared per diluted common share	$1.08	$0.99	$0.62	$0.21	—

	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Real estate assets — at cost	$657,904,249	$558,124,367	$337,102,392	$151,690,293	$166,301
Other loans and investments	265,758,273	150,172,830	85,813,486	50,224,069	—
Cash and equivalents	94,215,134	4,102,873	59,115,832	97,543,677	100,000
Total assets	1,051,660,686	744,756,745	495,452,717	306,506,063	468,133
Debt	480,525,166	304,961,898	65,010,178	56,000,000	100,000
Other liabilities	57,937,525	95,021,876	71,991,531	17,777,619	1,389,779
Minority interests	77,552	1,051,835	2,173,866	1,000,000	—
Total stockholders’ equity (deficit)	513,120,443	343,721,136	356,277,142	231,728,444	(1,021,646)
Total liabilities and stockholders’ equity (deficit)	1,051,660,686	744,756,745	495,452,717	306,506,063	468,133,063

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

     The following table presents a reconciliation of FFO to net income for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006	2005
Net income	$41,239,639	$30,159,698	19,640,347
Depreciation and amortization	12,612,630	6,704,924	4,182,731
Gain on sale of real estate sold	(4,061,626)	—	—

Funds from operations — FFO	$49,790,643	$36,864,622	$23,823,078

Per diluted share amounts:

	For the Years Ended
	December 31,
	2007	2006	2005
Net income	$.86	$.76	$.61
Depreciation and amortization	.26	.17	.13
Gain on sale of real estate sold	(0.09)	—	—

Funds from operations — FFO	$1.03	$.93	$.74

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
     The table below is a summary of our distributions paid or declared since January 1, 2005:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 28, 2008	March 13, 2008	April 11, 2008	$.27
November 16, 2007	December 13, 2007	January 11, 2008	$.27
August 16, 2007	September 14, 2007	October 19, 2007	$.27
May 17, 2007	June 14, 2007	July 12, 2007	$.27
February 15, 2007	March 29, 2007	April 12, 2007	$.27
November 16, 2006	December 14, 2006	January 11, 2007	$.27
August 18, 2006	September 14, 2006	October 12, 2006	$.26
May 18, 2006	June 15, 2006	July 13, 2006	$.25
February 16, 2006	March 15, 2006	April 12, 2006	$.21
November 18, 2005	December 15, 2005	January 19, 2006	$.18
August 18, 2005	September 15, 2005	September 29, 2005	$.17
May 19, 2005	June 20, 2005	July 14, 2005	$.16
March 4, 2005	March 16, 2005	April 15, 2005	$.11
November 11, 2004	December 16, 2004	January 11, 2005	$.11
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
     We have audited Medical Properties Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medical Properties Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
March 13, 2008

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 14, 2008

(b) Exhibits

Exhibit
Number	Exhibit Title
3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Registrant’s Amended and Restated Bylaws

3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9(1)	Amended and Restated Employment Agreement between Registrant and William G. McKenzie, dated September 10, 2003

10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005

10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto

10.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004

10.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004

10.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004

10.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004

10.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993

10.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004

10.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number	Exhibit Title
10.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004

10.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004

10.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004

10.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004

10.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005

10.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005

10.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005

10.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005

10.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005

10.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005

10.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005

10.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005

10.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001

Exhibit
Number	Exhibit Title
10.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005

10.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005

10.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005

10.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005

10.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005

10.51(9)	Forward Sale Agreement between Registrant and UBS AG, London Branch, dated February 22, 2007

10.52(9)	Forward Sale Agreement between Registrant and Wachovia Bank, National Association, dated February 22, 2007

10.53(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.54(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.55(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.56(10)	First Amendment to Term Loan Agreement

10.57(13)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.58(13)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.59(13)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

10.60(13)	First Amendment to Employment Agreement between Registrant and William G. McKenzie, dated September 29, 2006

10.61(13)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.62(13)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006

10.63(8)	Second Amended and Restated 2004 Equity Incentive Plan

21.1(13)	Subsidiaries of Registrant

23.1(13)	Consent of KPMG LLP

Exhibit
Number	Exhibit Title
23.2(13)	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32(13)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2006 and 2005

99.2(13)(14)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2007

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Prevously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 14, 2008.

(14)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2006 and 2005) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2007) are attached as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 22, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934