Form 10-Q
period 2008-03-31
MEDICAL PROPERTIES TRUST INC
filed 2008-05-09
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501	35242
BIRMINGHAM, AL (Address of principal executive offices)	(Zip Code)
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

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 8, 2008, the registrant had 66,364,324 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$568,441,431	$568,552,263
Mortgage loans	185,000,000	185,000,000
Real estate held for sale	80,843,153	81,411,362

Gross investment in real estate assets	834,284,584	834,963,625
Accumulated depreciation and amortization	(18,276,267)	(14,772,109)

Net investment in real estate assets	816,008,317	820,191,516
Cash and cash equivalents	147,001,752	94,215,134
Interest and rent receivable	10,272,697	10,234,436
Straight-line rent receivable	16,679,048	14,855,564
Other loans	84,486,130	80,758,273
Other assets of discontinued operations	13,715,297	13,227,885
Other assets	27,612,995	18,177,878

Total Assets	$1,115,776,236	$1,051,660,686

Liabilities and Stockholders’ Equity
Liabilities
Debt	$415,372,109	$480,525,166
Accounts payable and accrued expenses	23,678,440	21,091,374
Deferred revenue	19,584,007	20,839,338
Lease deposits and other obligations to tenants	16,832,033	16,006,813

Total liabilities	475,466,589	538,462,691
Minority interests	78,753	77,552
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 64,901,616 shares at March 31, 2008, and 52,133,207 shares at December 31, 2007	64,902	52,133
Additional paid in capital	670,975,185	540,501,058
Distributions in excess of net income	(30,546,850)	(27,170,405)
Treasury shares, at cost	(262,343)	(262,343)

Total stockholders’ equity	640,230,894	513,120,443

Total Liabilities and Stockholders’ Equity	$1,115,776,236	$1,051,660,686

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Rent billed	$15,043,408	$8,959,852
Straight-line rent	1,659,784	352,677
Interest and fee income	6,710,041	5,420,923

Total revenues	23,413,233	14,733,452
Expenses
Real estate depreciation and amortization	3,527,595	1,972,905
General and administrative	4,414,136	4,614,119

Total operating expenses	7,941,731	6,587,024

Operating income	15,471,502	8,146,428
Other income (expense)
Interest income	102,678	178,215
Interest expense	(7,119,866)	(5,013,234)

Net other expense	(7,017,188)	(4,835,019)

Income from continuing operations	8,454,314	3,311,409
Income from discontinued operations	2,779,468	6,892,543

Net income	$11,233,782	$10,203,952

Net income per common share — basic
Income from continuing operations	$0.16	$0.08
Income from discontinued operations	0.05	0.16

Net income	$0.21	$0.24

Weighted average shares outstanding — basic	52,933,616	42,823,619

Net income per share — diluted
Income from continuing operations	$0.16	$0.08
Income from discontinued operations	0.05	0.16

Net income	$0.21	$0.24

Weighted average shares outstanding — diluted	53,045,790	43,070,303

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$11,233,782	$10,203,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,011,997	2,672,133
Straight-line rent revenue	(2,238,377)	(683,950)
Share-based compensation	1,872,911	795,247
Gain on sale of real estate	—	(4,061,626)
Other adjustments	(103,621)	1,193,375

Net cash provided by operating activities	14,776,692	10,119,131
Investing activities
Real estate acquired	(124,059)	(7,740,920)
Principal received on loans receivable	454,811	7,730,359
Proceeds from sale of real estate	—	69,801,411
Investment in loans receivable	(1,880,103)	(94,563,502)
Escrow deposits paid for future acquisitions	(4,000,000)	—
Construction in progress and other	(23,253)	(9,579,186)

Net cash used for investing activities	(5,572,604)	(34,351,838)
Financing activities
Additions to debt	78,875,000	77,700,000
Payments of debt	(144,204,757)	(151,862,009)
Distributions paid	(14,490,308)	(10,894,247)
Sale of common stock	128,601,756	136,101,634
Other financing activities	(5,199,161)	1,081,194

Net cash provided by financing activities	43,582,530	52,126,572

Increase in cash and cash equivalents for period	52,786,618	27,893,865
Cash and cash equivalents at beginning of period	94,215,134	4,102,873

Cash and cash equivalents at end of period	$147,001,752	$31,996,738

Interest paid, including capitalized interest of $0 in 2008 and $967,303 in 2007	$4,477,003	$5,351,450
Supplemental schedule of non-cash investing activities:
Real estate converted to mortgage loan receivable	—	48,871,850
Construction in progress transferred to land and building	200,219	44,229,175
Interest and other receivables recorded as deferred revenue	12,366	—
Interest and other receivables transferred to loans receivable	90,952	—
Other non-cash investing activities	—	1,313,765
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$14,597,997	$8,411,563
Other non-cash financing activities	—	212,935
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation (the Company), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership) through which it conducts all of its operations, was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. The Company presently owns directly substantially all of the limited partnership interests in the Operating Partnership.
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
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company.
On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our exchangeable notes. If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP would be effective for fiscal years beginning after December 15, 2008, and require retroactive application. Because the proposed FSP is currently being deliberated by the FASB and therefore subject to change, the Company has not determined the effect of the proposed FSP on its financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007. The Company evaluated the requirements of this statement and has determined its impact had no material effect on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s future consolidated financial statements.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2007 consolidated financial statement presentation. These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
For the three months ended March 31, 2008 and 2007, revenue from Vibra Healthcare, LLC accounted for 15.2% and 22.6%, respectively, of total revenue. For the three months ended March 31, 2008 and 2007, revenue from affiliates of Prime Healthcare Services, Inc. accounted for 37.2% and 24.0%, respectively, of total revenue.
In March, 2008, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to acquire a portfolio of 20 healthcare facilities in 15 states, including six acute care hospitals, three long-term acute care hospitals, five inpatient rehabilitation hospitals and six wellness centers, for an aggregate purchase price of approximately $357.2 million. The Company intends to finance these acquisitions using proceeds from its March, 2008, issuance of debt and equity (see Note 4 — Debt and Note 5 — Common Stock), from its existing revolving credit facilities and from the planned sale of real estate (see Note 7 — Discontinued Operations).
4. Debt
The following is a summary of debt:

	As of March 31,		As of December 31,
	2008		2007
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$15,946,140	4.20%	$154,985,897	7.800%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333% - 7.871%	125,000,000	7.333% -7.871%
Exchangeable senior notes due November, 2011	134,878,008	6.125%	134,704,269	6.125%
Exchangeable senior notes due April, 2013	73,877,961	9.25%	—	—
Term loan	65,670,000	5.12%	65,835,000	6.830%

	$415,372,109		$480,525,166

As of March 31, 2008, maturities are as follows:

2008	$660,000
2009	660,000
2010	660,000
2011	323,568,008
2012	15,946,140
Thereafter	73,877,961

Total	$415,372,109

In March 2008, the Company’s Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The Exchangeable Notes will pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The notes have an initial exchange rate of 80.8898 shares of the Company’s common stock per $1,000 principal amount of the notes, representing an exchange price of approximately $12.36 per common share. The notes are senior unsecured obligations of the Operating Partnership, guaranteed by the Company.
5. Common Stock
In March 2008, the Company sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, the Company realized proceeds of $128.7 million.
6. Stock Awards
The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards, including profits interest in the Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At March 31, 2008, the Company has reserved 4,631,330 of common stock for awards under the Equity Incentive Plan.
In the first quarter of 2008, the Company awarded 401,762 shares of restricted stock to management and independent directors. The awards to management vest based on service over five years in equal annual amounts beginning in February, 2009. The awards to directors vest based on service over three years in equal annual amounts beginning in February, 2009.
7. Discontinued Operations
In the first quarter of 2008, the Company entered into a definitive agreement to sell the real estate assets of three inpatient rehabilitation facilities to Vibra Healthcare, LLC for total cash proceeds of $107.0 million. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.4 million. In connection with the sale, the Company was paid $7.0 million as early lease termination fees. The Company also wrote off approximately $9.4 million in related straight-line rent upon completion of the sales. At March 31, 2008, the three Vibra properties are classified as held for sale and are reflected in the accompanying Condensed Consolidated Balance Sheets at $80.8 million and $81.4 million at March 31, 2008 and December 31, 2007, respectively.
The following table presents the results of discontinued operations for the three months ended March 31, 2008 and 2007:

	For the Three Months
	Ended March 31,
	2008	2007
Revenues	$2,981,004	$3,579,013
Net profit	2,779,468	6,892,543
Earnings per share — basic and diluted	$0.05	$0.16
8. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution for the three months ended March 31, 2008 and 2007, respectively:

	For the Three Months
	Ended March 31,
	2008	2007
Weighted average number of shares issued and outstanding	52,887,314	42,781,098
Vested deferred stock units	46,302	42,521

Weighted average shares — basic	52,933,616	42,823,619
Common stock options and unvested restricted stock	112,174	246,684

Weighted average shares — diluted	53,045,790	43,070,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:
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
At March 31, 2008, our portfolio consisted of 28 properties: 25 facilities which we own are leased to eight tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 12 general acute care hospitals, 9 long-term acute care hospitals, and 4 inpatient rehabilitation hospitals. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. In March 2008, we agreed to purchase 20 properties from a single seller and completed the acquisition of 17 of these facilities in April 2008 and we expect to complete the acquisition of the remaining three facilities in May 2008. When completed, these 20 facilities will represent an investment of approximately $357.2 million. In May 2008, we also completed the sale of three rehabilitation facilities to Vibra Healthcare (Vibra) and realized total proceeds from the sale and related lease termination fees and loan pre-payment totaling $107.0 million. In March 2008, we entered into an agreement to purchase from an unrelated seller for approximately $12.0 million a long term acute care hospital and lease the hospital to Vibra pursuant to a long term net lease agreement.

We have 26 employees as of May 1, 2008. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
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
• competition from other financing sources; and
• the ability of our tenants and borrowers to access funds in the credit markets.
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
Accordingly, our management determines, in its judgment, to what extent the straight-line rent receivable applicable to each specific tenant is collectible. We review each tenant’s straight-line rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the facility is located. In the event that the collectibility of straight-line rent with respect to any given tenant is in doubt, we are required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the period in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity. At that time, we stop accruing additional straight-line rent income.
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
Loans and Losses from Rent Receivables and Loans. We record provisions for losses on rent receivables and loans when it becomes probable that the receivable or loan will not be collected in full. The provision is an amount which reduces the rent or loan to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. The determination of when to record a provision for loss on loans and rent requires us to estimate amounts to be recovered from collateral, the ability of the tenant and/or borrower to repay, and the ability of the tenant and/or borrower to improve its operations.
Accounting for Derivative Financial Investments and Hedging Activities. We account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We review quarterly the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges, if any, will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, which affect the Company primarily in the form of interest rate risk or variability of interest rates, are considered fair value hedges under SFAS No. 133. We are not currently a party to any derivatives contracts designated as cash flow hedges.
In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments which are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.50 per share, which is the equivalent of 60.6080 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.50 times the 60.4583 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.50 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.50 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006. When we sold $82.0 million face value of Exchangeable Senior Notes in March and April, 2008, we did not elect to purchase any similar call spread contracts.
The exchangeable notes which we sold in 2006 and 2008 themselves also contain the conversion feature described above. SFAS No. 133 also states that certain “embedded” derivative contracts must follow the guidance of EITF No. 00-19 and be evaluated as though they also were a “freestanding” derivative contract. Embedded derivative contracts such as the conversion feature in the notes should not be treated as a financial instrument separate from the note if it meets certain conditions in EITF No. 00-19. We have evaluated the conversion feature in the exchangeable notes and have determined that it should not be reported separately from the debt. However, the FASB is considering a new pronouncement which would require us to allocate some of the proceeds from the conversion feature to equity. While this new pronouncement would not require accounting for the embedded conversion feature as a derivative contract, it would require us to restate previously issued financial statements in future filings. The restatement would result in an increase to stockholders’ equity, a decrease to debt, and a decrease to net income. We are currently evaluating this proposed FASB pronouncement to determine the amounts of any changes to our financial statements.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three month period ended March 31, 2008, we recorded approximately $1.9 million of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we also granted performance-based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. In 2007, the Compensation Committee made awards which are earned only if the Company achieves certain stock price levels, total shareholder return or other market conditions. Beginning in 2007, we began recording expense over the expected or derived vesting periods using the calculated value of the awards. We must record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. In some cases, if the award is not earned, we will be required to reverse expenses recognized in earlier periods. As a result, future stock-based compensation expense may fluctuate based on the potential reversal of previously recorded expense.
LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2008, we sold 12.65 million shares of common stock and $75 million face amount of exchangeable notes, realizing net proceeds of approximately $128.7 million and $72.8 million, respectively. In addition, we sold $7.0 million face amount of exchangeable notes in April 2008, realizing net proceeds of approximately $6.8 million. As of March 31, 2008, we had approximately $147.0 million in cash and cash equivalents and approximately $180.1 million available for borrowing under our credit facilities. During the second quarter of 2008, we expect to complete acquisitions pursuant to binding agreements outstanding as of March 31, 2008 aggregating approximately $370 million, using our cash and credit facility borrowings. In addition, in May 2008, we sold three hospital facilities to Vibra Healthcare and received sales and other proceeds of approximately $107 million in cash.
Short-term Liquidity Requirements: We believe that the liquidity available to us mentioned above is sufficient to provide the resources necessary for operations, distributions in compliance with REIT requirements and a limited amount of acquisitions in the near term. In the event that we elect to make more than a limited amount of acquisitions in the near term, we will need to access additional capital. Based on current conditions in the capital markets, we believe that while such capital may be available, there is no assurance that we could obtain acquisition capital at prices that we consider acceptable.
Long-term Liquidity Requirements: We believe that cash flow from operating activities subsequent to 2008 will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. However, in order to continue acquisition and development of healthcare facilities after 2008, we will require access to more permanent external capital, including equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, selectively dispose of assets, utilize other forms of capital, if available, or reduce our acquisition activity.
Results of Operations
Three months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net income for the three months ended March 31, 2008 was $11,233,782 compared to net income of $10,203,952 for the three months ended March 31, 2007, a 10% increase. This difference, as more fully described below, is primarily the result of incremental rent and interest revenue with respect to investments we made since January 1, 2007, offset by depreciation of such investments, and interest on borrowings used to make such investments.
A comparison of revenues for the three month periods ended March 31, 2008 and 2007, is as follows, as adjusted in 2007 for discontinued operations:

					Year over
		% of		% of	Year
	2008	Total	2007	Total	Change
Base rents	$14,918,539	63.8%	$8,885,685	60.3%	67.9%
Straight-line rents	1,659,784	7.1%	352,677	2.4%	370.6%
Percentage rents	124,869	0.5%	74,167	0.5%	68.4%
Fee income	125,756	0.5%	69,099	0.5%	82.0%
Interest from loans	6,584,285	28.1%	5,351,824	36.3%	23.0%

Total revenue	$23,413,233	100.0%	$14,733,452	100.0%	58.9%

Revenue of $23,413,233 in the three months ended March 31, 2008, was comprised of rents (71.4%) and interest from loans and fee income (28.6%). At March 31, 2008, we owned 25 rent producing properties compared to 20 as of January 1, 2007, which accounted for the increase in revenues. Vibra accounted for 15.2% and 22.6% of total revenues during the three months ended March 31, 2008 and 2007, respectively, and affiliates of Prime accounted for 37.2% and 24.0% of total revenue, respectively.
Depreciation and amortization during the first quarter of 2008 was $3,527,595, compared to $1,972,905 during the first quarter of 2007, a 78.8% increase. All of this increase is related to an increase in the number of rent producing properties from January 1, 2007 to March 31, 2008. We expect to complete additional acquisitions of approximately $370 million during the second quarter of 2008, and accordingly, rental revenues and depreciation expense will increase commensurately.
General and administrative expenses were relatively flat compared to the same period in 2007, decreasing approximately $200,000, or 4.3%, from $4,614,119 to $4,414,136.
Interest expense for the quarters ended March 31, 2008 and 2007 totaled $7.1 million and $5.0 million, respectively. Capitalized interest for the respective quarters, totaled $0 and $967,303, respectively. The increase in interest expense was the result of higher debt balances and the absence of any capitalized interest in 2008, partially offset by lower borrowing rates.
Discontinued Operations
In the first quarter of 2008, the Company entered into a definitive agreement to sell the real estate assets of three inpatient rehabilitation facilities to Vibra Healthcare, LLC for total cash proceeds of $107 million. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.4 million. In connection with the sale, the Company was paid $7.0 million as early lease termination fees and a loan prepayment of $10.0 million. The Company also wrote off approximately $9.4 million in related straight-line rent upon completion of the sales. At March 31, 2008, the three Vibra properties are classified as as held for sale and are reflected in the accompanying Condensed Consolidated Balance Sheets at $80.8 million and $81.4 million at March 31, 2008 and December 31, 2007, respectively.
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
The following table presents a reconciliation of FFO to net income for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
Net income	$11,233,782	$10,203,952
Depreciation and amortization
Continuing operations	3,527,595	1,972,905
Discontinued operations	568,209	625,567
Gain on sale of real estate	—	(4,061,626)

Funds from operations	$15,329,586	$8,740,798

Per diluted share amounts:

	For the Three Months Ended
	March 31,
	2008	2007
Net income	$.21	$.24
Depreciation and amortization
Continuing operations	.07	.05
Discontinued operations	.01	.01
Gain on sale of real estate	—	(.10)

Funds from operations	$.29	$.20

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two year period ended March 31, 2008:

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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $816,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $816,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $81.6 million, the balance at April 1, 2008.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.
Our 2006 exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared since we sold the exchangeable notes have adjusted our conversion price as of March 31, 2008, to $16.50 per share which equates to 60.6080 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled. Our 2008 exchangeable notes have a similar conversion adjustment feature which could effect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of approximately $12.36 per common share. However, no dividends have been declared since the date of the sale of those notes in March, 2008.
At the time we issued the 2006 exchangeable notes, we also entered into a capped call or call spread transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. If our share price exceeds that price, the result would be that we would issue additional shares of common stock upon exchange. At a price of $20 per share, we would be required to issue an additional 434,000 shares. At $25 per share, we would be required to issue an additional two million shares.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1.A. Risk Factors
Other than set forth below, there have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007 as filed with the Commission on March 14, 2008.
RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY
We incurred additional debt in order to consummate our recent acquisition of a healthcare property portfolio which will expose us to increased risk of property losses and may have adverse consequences on our business operations and our ability to make distributions to stockholders.
We incurred additional debt in order to consummate our recent acquisition of a healthcare property portfolio, including $82.0 million in aggregate principal amount of our Operating Partnership’s exchangeable senior notes due 2013 and we borrowed under our credit facilities in order to fund a portion of the purchase price of the acquisition. As of March 31, 2008, we had total outstanding indebtedness of approximately $415.4 million and $180.1 million available to us for borrowing under our existing revolving credit facilities.
Our substantial indebtedness could have significant effects on our business. For example, it could:
require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;

require payments of principal and interest that may be greater than our cash flow from operations;

force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;

increase our vulnerability to general adverse economic and industry conditions;

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

restrict us from making strategic acquisitions or exploiting other business opportunities;

make it more difficult for us to satisfy our obligations;

place us at a competitive disadvantage compared to our competitors that have less debt; and

limit our ability to borrow additional funds or dispose of assets.
In addition, our borrowings under our loan facilities will bear interest at variable rates, in addition to the approximately $81.6 million in variable interest rate debt that we had outstanding as of March 31, 2008. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced and the risk related to our substantial indebtedness would intensify.
We may not be able to refinance or extend our existing debt as our access to capital is affected by prevailing conditions in the financial and capital markets and other factors, many of which are beyond our control. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to make distributions to our stockholders at expected levels or at all.
In addition, if we are unable to restructure or refinance our obligations, we may default under our obligations. This could trigger cross-default and cross-acceleration rights under then-existing agreements. If we default on our debt obligations, the lenders may foreclose on our properties that secure those loans and any other loan that has cross-default provisions.
Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to make distributions to stockholders.
We may be subject to additional risks arising from our recent acquisition of a healthcare property portfolio.
In addition to the risks described in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007 relating to healthcare facilities that we may purchase from time to time, we are also subject to additional risks in connection with our recent acquisition of a healthcare property portfolio, including without limitation the following:
we have no previous business experience with the tenants at the facilities acquired, and we may face difficulties in the integration of them;

underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of the existing lease agreements relating to the facilities, disruptions caused by the integration of tenants with us or changes in economic conditions;

diversion of our management’s attention away from other business concerns;

exposure to any undisclosed or unknown potential liabilities relating to the newly acquired facilities; and

potential underinsured losses on the newly acquired facilities.
We cannot assure you that we will be able to integrate new portfolio of properties without encountering difficulties or that any such difficulties will not have a material adverse effect on us.
In addition, some of the properties may be acquired through our acquisition of all of the ownership interests of the entity that owns such property. Such an acquisition at the entity level rather than the asset level may expose us to any additional risks and liabilities associated with the acquired entity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Previously included in our Current Report on Form 8-K filed with the Commission on March 27, 2008.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008

10.2	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings, LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008

10.3	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated March 28, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2007

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: May 9, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008

10.2	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings, LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008

10.3	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated March 28, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2007