Form 10-Q
period 2008-06-30
MEDICAL PROPERTIES TRUST INC
filed 2008-08-08
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501
BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)
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
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of August 8, 2008, the registrant had 66,338,724 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)

Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$910,694,696	$568,552,263
Mortgage loans	185,000,000	185,000,000
Real estate held for sale	—	81,411,361

Gross investment in real estate assets	1,095,694,696	834,963,624
Accumulated depreciation and amortization	(23,614,558)	(14,772,109)

Net investment in real estate assets	1,072,080,138	820,191,515
Cash and cash equivalents	3,676,748	94,215,134
Interest and rent receivable	12,226,256	10,234,436
Straight-line rent receivable	19,467,852	14,855,564
Other loans	142,397,757	80,758,273
Assets of discontinued operations	2,005,804	13,227,885
Other assets	13,933,430	18,177,879

Total Assets	$1,265,787,985	$1,051,660,686

Liabilities and Stockholders’ Equity
Liabilities
Debt	$567,397,087	$480,525,166
Accounts payable and accrued expenses	27,760,233	21,091,374
Deferred revenue	18,399,668	20,839,338
Lease deposits and other obligations to tenants	11,540,347	16,006,813

Total liabilities	625,097,335	538,462,691
Minority interests	3,405,162	77,552
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding — 64,952,407 shares at June 30, 2008, and 52,133,207 shares at December 31, 2007	64,952	52,133
Additional paid in capital	672,210,390	540,501,058
Distributions in excess of net income	(34,727,511)	(27,170,405)
Treasury shares, at cost	(262,343)	(262,343)

Total stockholders’ equity	637,285,488	513,120,443

Total Liabilities and Stockholders’ Equity	$1,265,787,985	$1,051,660,686

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Rent billed	$21,273,619	$8,512,373	$36,317,026	$17,472,225
Straight-line rent	2,279,995	2,974,429	3,939,779	3,327,106
Interest and fee income	7,544,536	9,798,596	14,254,577	15,219,519

Total revenues	31,098,150	21,285,398	54,511,382	36,018,850
Expenses
Real estate depreciation and amortization	5,338,292	2,223,502	8,865,887	4,196,407
General and administrative	4,772,314	2,987,114	9,186,449	7,601,233

Total operating expenses	10,110,606	5,210,616	18,052,336	11,797,640

Operating income	20,987,544	16,074,782	36,459,046	24,221,210
Other income (expense)
Interest income	14,810	99,506	117,488	277,721
Interest expense	(12,403,689)	(5,381,638)	(19,523,555)	(10,394,872)

Net other expense	(12,388,879)	(5,282,132)	(19,406,067)	(10,117,151)

Income from continuing operations	8,598,665	10,792,650	17,052,979	14,104,059
Income from discontinued operations	5,241,995	718,932	8,021,463	7,611,475

Net income	$13,840,660	$11,511,582	$25,074,442	$21,715,534

Net income per common share — basic
Income from continuing operations	$0.13	$0.22	$0.29	$0.31
Income from discontinued operations	0.08	0.01	0.13	0.16

Net income	$0.21	$0.23	$0.42	$0.47

Weighted average shares outstanding — basic	64,991,168	49,040,141	59,013,695	45,948,878

Net income per share — diluted
Income from continuing operations	$0.13	$0.22	$0.29	$0.31
Income from discontinued operations	0.08	0.01	0.13	0.16

Net income	$0.21	$0.23	$0.42	$0.47

Weighted average shares outstanding — diluted	65,173,660	49,293,328	59,164,138	46,155,705

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$25,074,442	$21,715,534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,620,854	5,576,423
Straight-line rent revenue	(5,378,976)	(3,989,652)
Share-based compensation	3,668,592	1,586,653
Gain on sale of real estate	(9,327,935)	(4,061,626)
Straight-line rent write off	9,548,559	—
Increase (decrease) in accounts payable and accrued liabilities	3,144,033	(13,082,545)
Amortization and write-off of deferred financing costs and debt discount	4,452,579	556,212
Other adjustments	2,977,839	(671,457)

Net cash provided by operating activities	43,779,987	7,629,542
Investing activities
Real estate acquired	(345,180,638)	(28,401,269)
Principal received on loans receivable	8,927,199	48,629,745
Proceeds from sale of real estate	89,981,709	68,203,802
Investment in loans receivable	(67,180,769)	(123,283,327)
Construction in progress and other	(74,369)	(10,447,925)

Net cash used for investing activities	(313,526,868)	(45,298,974)
Financing activities
Additions to debt	348,147,874	123,200,000
Payments of debt	(262,369,757)	(191,862,008)
Distributions paid	(29,081,994)	(25,509,266)
Sale of common stock	128,028,831	135,809,396
Other financing activities	(5,516,459)	517,349

Net cash provided by financing activities	179,208,495	42,155,471

Increase (decrease) in cash and cash equivalents for period	(90,538,386)	4,486,039
Cash and cash equivalents at beginning of period	94,215,134	4,102,873

Cash and cash equivalents at end of period	$3,676,748	$8,588,912

Interest paid, including capitalized interest of $0 in 2008 and $1,335,413 in 2007	$12,549,166	$9,494,105
Supplemental schedule of non-cash investing activities:
Construction in progress transferred to land and building	—	66,202,763
Interest and other receivables recorded as deferred revenue	—	3,027,433
Interest and other receivables transferred to loans receivable	78,010	4,621,677
Other non-cash investing activities	—	749,940
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	17,937,645	13,343,278
Other non-cash financing activities	24,898	30,679
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation (the Company), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership) through which it conducts all of its operations, was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. Presently, the Company directly owns substantially all of the limited partnership interests in the Operating Partnership.
We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. Accordingly, the Company will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and its distributions to its stockholders equal or exceed its taxable income. Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company.
In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP”) that affects the accounting for our exchangeable notes. The FSP requires that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and requires retroactive application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the requirements of this FSP and has not yet determined its effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exceptions, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R requires the recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141R also provides for the recognition of acquisition costs as expenses when incurred and for certain expanded disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009. The adoption of SFAS 141R will require the company to expense all transaction costs for business combinations completed after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within stockholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. Except for having to present minority interest in the Stockholders’ Equity section of our Consolidated Balance Sheets, we do not believe this pronouncement will have a material effect on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We currently do not have any derivative instruments.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2008 consolidated financial statement presentation. Properties sold or held for sale during the first six months of 2008 have been reclassified to discontinued operations in accordance with SFAS No. 144 (see Note 7 — Discontinued Operations). These reclassifications have no impact on stockholders’ equity or net income.
3. Real Estate and Lending Activities
In the second quarter of 2008, the Company completed the acquisition of 18 properties from a single seller, and completed the acquisition of the remaining two facilities in July 2008. These 20 facilities represent an investment of approximately $357.2 million. In May 2008, the Company acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (Vibra). The Company financed these acquisitions using proceeds from its March 2008 issuance of debt and equity (see Note 4 — Debt and Note 5 — Common Stock), from its existing revolving credit facilities and from the sale of three rehabilitation facilities to Vibra in May 2008 with proceeds (including lease termination fees and loan prepayment) totaling $105.0 million (see Note 7 — Discontinued Operations).
In June 2008, the Company entered into a $60 million financing arrangement with affiliates of Prime related to three southern California hospital campuses operated by Prime. In July 2008, the Company subsequently purchased one of the facilities from the Prime affiliate for approximately $15.0 million and entered into a 10 year lease with the Prime affiliate. The company expects to purchase the remaining two hospitals for an aggregate cost of approximately $45 million and enter into leases with Prime on similar terms.
For the three months ended June 30, 2008 and 2007, revenue from Vibra accounted for 15.9% and 17.7% respectively, of total revenue. For the six months ended June 30, 2008 and 2007, revenue from Vibra accounted for 15.6% and 18.4%, respectively, of total revenue. For the three months ended June 30, 2008 and 2007, revenue from affiliates of Prime Healthcare Services, Inc. (Prime) accounted for 28.0% and 28.2%, respectively, of total revenue. For the six months ended June 30, 2008 and 2007, revenue from affiliates of Prime accounted for 32.1% and 31.1%, respectively, of total revenue.

In June 2008, the Company received notification from one of its tenants that the tenant was terminating operations at a single facility with two hospital campuses. The tenant subsequently entered bankruptcy proceedings and is no longer paying rent for the facility beginning in July 2008. The Company has begun an evaluation of options to sell or re-lease the facility. The Company believes that any proceeds from sale, lease and security for the property will be sufficient to recover the Company’s investment in the facility.
4. Debt
The following is a summary of debt:

	As of June 30,		As of December 31,
	2008		2007
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$131,000,000	3.97% - 5.75%	$154,985,897	7.800%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333% - 7.871%	125,000,000	7.333% -7.871%
Exchangeable senior notes due November, 2011	135,069,718	6.125%	134,704,269	6.125%
Exchangeable senior notes due April, 2013	80,822,369	9.25%	—	—
Term loans	95,505,000	4.49% - 8.00%	65,835,000	6.830%

	$567,397,087		$480,525,166

As of June 30, 2008, maturities are as follows:

2008	$1,260,000
2009	1,860,000
2010	117,860,000
2011	323,594,719
2012	42,000,000
Thereafter	80,822,368

Total	$567,397,087

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
In June 2008, the Company signed a term loan agreement for $30.0 million. That facility has a maturity of November 2010, and the maximum amount of borrowings may be increased, subject to market conditions, to $75.0 million. The loan has a floating interest rate of 400 basis points in excess of LIBOR. The new term loan enabled the Company to terminate, without utilizing, the short-term bridge facility that was committed by a syndicate of banks in March 2008 in order to facilitate the $357.2 million acquisition from a single seller. As a result of terminating the short-term bridge facility, the Company recorded a charge of approximately $3.2 million of financing costs in the second quarter.
5. Common Stock
In the six months ended June 30, 2008, the Company completed the sale of 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters’ commissions and offering expenses, the Company realized proceeds of $128.0 million.
6. Stock Awards
The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the Equity Incentive Plan) which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards, including profits interest in the

Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At June 30, 2008, the Company has reserved 4,631,330 shares of common stock for awards under the Equity Incentive Plan.
In the six month period ended June 30, 2008, the Company awarded 401,762 shares of restricted stock to management and independent directors. The awards to management vest based on service over five years in equal annual amounts beginning in February 2009. The awards to directors vest based on service over three years in equal annual amounts beginning in February 2009.
7. Discontinued Operations
In the second quarter of 2008, the Company sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.3 million. The Company also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. The three Vibra properties were classified as held for sale and were reflected in the accompanying Condensed Consolidated Balance Sheets at $81.4 million at December 31, 2007.
As previously disclosed, in 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and repossessed the real estate. In January 2007, the Company sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, the Company substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, the Company received from Medicare the substantial remainder of amounts that it expects to collect and based thereon has written off in the second quarter approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.
The following table presents certain results of discontinued operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$(871,061)	$3,305,893	$2,705,110	$7,017,317
Depreciation and amortization	189,375	567,572	757,584	1,134,531
Net profit	5,241,995	718,932	8,021,463	7,611,475
Earnings per share — basic and diluted	$0.08	$0.01	$0.13	$0.16
8. Earnings Per Share
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares issued and outstanding	64,927,404	48,983,790	58,949,931	45,899,407
Vested deferred stock units	63,764	56,351	63,764	49,471

Weighted average shares — basic	64,991,168	49,040,141	59,013,695	45,948,878
Common stock options and unvested restricted stock	182,492	253,187	150,443	206,827

Weighted average shares — diluted	65,173,660	49,293,328	59,164,138	46,155,705

9. Contingencies
In October 2006, two of our subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”), the operator of a hospital and medical office building complex that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that the MPT defendants’ conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.
In May 2007, Stealth itself filed a cross claim against our subsidiaries and the interim operator, later amended to include us, our operating partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, and that we operated all our subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth recently consolidated all of its claims against us in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.
The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue defending them vigorously.
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
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:
•	National and local economic, business, real estate and other market conditions;

•	The competitive environment in which the Company operates;

•	The execution of the Company’s business plan;

•	Financing risks;

•	Acquisition and development risks;

•	Potential environmental, contingencies, and other liabilities;

•	Other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	Our ability to attain and maintain our status as a REIT for federal and state income tax purposes;

•	Our ability to attract and retain qualified personnel; and,

•	Federal and state healthcare regulatory requirements.
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators secured by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital.
At June 30, 2008, our portfolio consisted of 46 properties: 43 facilities which we own are leased to 14 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 18 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. In the second quarter of 2008, the Company completed the acquisition of 18 properties from a single seller, and completed the acquisition of the remaining two facilities in July 2008. These 20 facilities represent an investment of approximately $357.2 million. In May 2008, we also completed the sale of three rehabilitation facilities to Vibra and realized proceeds from the sale and related lease termination fees and loan pre-payment totaling $105.0 million. In May 2008, the Company acquired a long-term acute care hospital in Detroit, Michigan at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra.
We have 26 employees as of August 1, 2008. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
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
Certain business factors, in addition to those described above, that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;
•	potential changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates;

•	competition from other financing sources; and

•	the ability of our tenants and borrowers to access funds in the credit markets.
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
Accordingly, our management determines, in its judgment, to what extent the straight-line rent receivable applicable to each specific tenant is collectible. We review each tenant’s straight-line rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the facility is located. If it becomes probable that we will not collect some or all of the straight-line rent that we have accrued, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable.
We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally secured by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees and are usually cross-defaulted with their leases and/or other loans. We periodically evaluate loans to determine what amounts, if any, may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the loan to its estimated net receivable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.
Investments in Real Estate. We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method generally over the estimated useful life of 40 years for buildings and improvements, three to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition and from other security. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility.
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
Loans and Losses from Rent Receivables and Loans. We record provisions for losses on rent receivables and loans when it becomes probable that the receivable or loan will not be collected in full. The provision is an amount which reduces the rent or loan to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any. The determination of when to record a provision for loss on loans and rent requires us to estimate amounts to be recovered from collateral, the ability of the tenant and borrower to repay, and the ability of the tenant and borrower to improve its operations.
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
The exchangeable notes which we sold in 2006 and 2008 also contain the conversion feature described above. SFAS No. 133 also states that certain “embedded” derivative contracts must follow the guidance of EITF No. 00-19 and be evaluated as though they also were a “freestanding” derivative contract. Embedded derivative contracts such as the conversion feature in the notes should not be treated as a financial instrument separate from the note if it meets certain conditions in EITF No. 00-19. We have evaluated the conversion feature in the exchangeable notes and have determined that it should not be reported separately from the debt. However, the FASB has issued a new pronouncement which would require us to allocate some of the proceeds from the conversion feature to equity. While this new pronouncement would not require accounting for the embedded conversion feature as a derivative contract, it would require us to restate previously issued financial statements in future filings. The restatement would result in an increase to stockholders’ equity, a decrease to debt, and a decrease to net income. We are currently evaluating this pronouncement to determine the amounts of any changes to our financial statements.
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
Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the three month period ended June 30, 2008, we recorded approximately $1.8 million of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we also granted performance-based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. In 2007, the Compensation Committee made awards which are earned only if the Company achieves certain stock price levels, total shareholder return or other market conditions. Beginning in 2007, we began recording expense over the expected or derived vesting periods using the calculated value of the awards. We must record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. In some cases, if the award is not earned, we will be required to reverse expenses recognized in earlier periods. As a result, future stock-based compensation expense may fluctuate based on the potential reversal of previously recorded expense.
LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2008, we sold 12.65 million shares of common stock and $75 million face amount of exchangeable notes, realizing net proceeds of approximately $128.0 million and $72.8 million, respectively. In addition, we sold $7.0 million face amount of exchangeable notes in April 2008, realizing net proceeds of approximately $6.8 million. In June 2008, we signed a term loan agreement for $30.0 million. This term loan may be increased to $75.0 million, subject to market conditions. In order to facilitate our $357.2 million purchase of healthcare facilities from a single seller, a syndicate of bank lenders committed up to $300.0 million in the form of a short-term bridge loan facility. To avoid the bridge loan’s higher interest costs, short-term refinancing risks in an extremely volatile and constrained credit market, and restrictive financial and other covenants, we entered into the $30.0 million term loan facility. As a result, we wrote-off approximately $3.2 million in costs associated with the bridge facility in the second quarter. In June 2008, the Company entered into a $60 million financing arrangement with affiliates of Prime related to three southern California hospital campuses operated by Prime funded partially by the term loan and revolving credit facility.
As of June 30, 2008, we had approximately $3.7 million in cash and cash equivalents and approximately $65 million available for borrowing under our credit facilities. Subsequent to June 30, 2008, we used $28 million and $10 million of our borrowing capacity to fund acquisitions and pay dividends, respectively.
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
Long-term Liquidity Requirements: We believe that cash flow from operating activities subsequent to 2008 will be sufficient to provide adequate working capital and make required distributions to our stockholders in compliance with our requirements as a REIT. In order to continue acquisition and development of healthcare facilities after 2008, we will require access to more permanent external capital, possibly including equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, selectively dispose of assets, utilize other forms of capital, if available, or reduce our acquisition activity.
Results of Operations
Three months Ended June 30, 2008 Compared to June 30, 2007
Net income for the three months ended June 30, 2008 was $13,840,660 compared to $11,511,582 for the three months ended June 30, 2007, a 20.2% increase. Since April 1, 2007, we have invested approximately $555.7 million in new income-earning healthcare real estate assets, and disposed of approximately $129.2 million in such assets. The effects on revenue of these investing activities are summarized in the table below.

A comparison of revenues for the three month period ended June 30, 2008 and 2007, is as follows, as adjusted in 2007 for discontinued operations:

					Year over
		% of		% of	Year
	2008	Total	2007	Total	Change
Base rents	$21,317,775	68.6%	$8,460,426	39.8%	152.0%
Straight-line rents	2,279,995	7.3%	2,974,429	14.0%	(23.3%)
Percentage rents	(44,156)	(0.1%)	51,947	0.2%	(185%)
Fee income	967,285	3.1%	2,597,004	12.2%	(62.8%)
Interest from loans	6,577,251	21.1%	7,201,592	33.8%	(8.9%)

Total revenue	$31,098,150	100.0%	$21,285,398	100.0%	46.1%

At June 30, 2008, we owned 43 rent producing properties compared to 22 at June 30, 2007, which accounted for the increase in rent revenues. Vibra accounted for 15.9% and 17.7% of total revenues during the three months ended June 30, 2008 and 2007, respectively, and affiliates of Prime accounted for 28.0% and 28.2% of total revenue, respectively.
Depreciation and amortization during the second quarter of 2008 was $5,338,292, compared to $2,223,502 during the second quarter of 2007, a 140.1% increase. All of this increase is related to the addition of rent producing properties from April 1, 2007 to June 30, 2008.
General and administrative expenses in the second quarter of 2008 increased compared to the same period in 2007 by $1,785,200, or 59.8%, from $2,987,114 to $4,772,314. The increase in general and administrative expenses is attributed to an increase in stock compensation expense of $1,004,274 (from $791,406 for the three months ended June 2007 to $1,795,680 for the current three month period). In addition, we have experienced a slight increase in salaries and wages expense due to an increase in the number of employees in 2008 and higher travel expenses as a result of the expansion of our portfolio.
Interest expense for the quarters ended June 30, 2008 and 2007 totaled $12.4 million and $5.4 million, respectively. The increase in interest expense was the result of higher debt balances from the acquisition of $342.6 million in real estate in 2008 along with the $3.2 million charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008.
In addition to the items noted above, net income for the quarter ended June 30, 2008 included gains on sales of real estate of approximately $9.3 million compared to $0 in the year earlier quarter, a write off of straight-line rent of $9.5 million compared to $0, and early lease and loan termination fee income of $7.0 million compared to $2.3 million. We also recorded a $2.1 million charge (net of approximately $1.2 million in tax benefits) for the write-off of uncollectible receivables associated with operations that were discontinued in 2006; no such charges were included in the 2007 periods.
Six Months Ended June 30, 2008 Compared to June 30, 2007
Net income for the six months ended June 30, 2008, was $25,074,442 compared to net income of $21,715,534 for the six months ended June 30, 2007, a 15.5% increase.
A comparison of revenues for the six month periods ended June 30, 2008 and 2007, is as follows, as adjusted in 2007 for discontinued operations:

					Year over
		% of		% of	Year
	2008	Total	2007	Total	Change
Base rents	$36,236,314	66.6%	$17,346,111	48.2%	108.9%
Straight-line rents	3,939,779	7.2%	3,327,106	9.2%	18.4%
Percentage rents	80,712	0.1%	126,114	0.3%	(36.0%)
Fee income	1,093,041	2.0%	2,666,103	7.4%	(59.0%)
Interest from loans	13,161,536	24.1%	12,553,416	34.9%	4.8%

Total revenue	$54,511,382	100.0%	$36,018,850	100.0%	51.3%

At June 30 2008, we owned 43 rent producing properties compared to 22 at June 30, 2007, which accounted for the increase in rent revenue. Fee income in the six months ended June 30, 2008 compared to the same period in 2007 decreased due to a fee of approximately $2.3 million received from the prepayment of one of our mortgage loans in June 2007. Interest income from loans in the six months ended June 30, 2008 compared to the same period in 2007 was relatively flat. Vibra accounted for 15.6% and 18.4% of our gross revenues during the six months ended June 30, 2008 and 2007, respectively, and affiliates of Prime accounted for 32.1% and 31.1% of total revenue, respectively.

Depreciation and amortization during the first half of 2008, was $8,865,887, compared to $4,196,407 during the same period of 2007, a 111.3% increase. All of this increase is related to an increase in the number of rent producing properties from 2007 to 2008.
General and administrative expenses in the first two quarters of 2008 and 2007 totaled $9,186,449, and $7,601,233, respectively, an increase of 20.9%. The increase of general and administrative expenses is related to higher stock compensation expense of $2,082,000 from our equity incentive plan.
Interest expense for the six months ended June 30, 2008, totaled $19,523,555. Interest expense was higher than the prior year due to larger debt balances in 2008 compared to 2007 and from $342.6 million in acquisitions of real estate property along with the $3.2 million non-cash charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008. Capitalized interest for the six months ended June 30, 2008 and 2007, totaled $0 and $1,335,413, respectively. Capitalized interest decreased due to our final development under construction being placed into service in April 2007.
In addition to the items noted above, net income for the six months ended June 30, 2008 included gains on sales of real estate of approximately $9.3 million compared to $4.1 million in the year earlier, write off of straight-line rent of $9.5 million compared to $1.6 million, and early lease and loan termination fee income of $7.0 million compared to $2.3 million. We also recorded a $2.1 million charge (net of approximately $1.2 million in tax benefits) for the write off of uncollectible receivables associated with operations that were discontinued in 2006; no such charges were included in the 2007 periods.
Discontinued Operations
In the second quarter of 2008, the Company sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.3 million. The Company also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. The three Vibra properties were classified as held for sale and were reflected in the accompanying Condensed Consolidated Balance Sheets at $81.4 million at December 31, 2007.
As previously disclosed, in 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex and repossessed the real estate. In January 2007, the Company sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, the Company substantially funded through loans the working capital requirements of the hosptial’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, the Company received from Medicare the substantial remainder of amounts that it expects to collect and based thereon has recorded a charge of approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.
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

The following table presents a reconciliation of FFO to net income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$13,840,660	$11,511,582	$25,074,442	$21,715,534
Depreciation and amortization
Continuing operations	5,338,292	2,223,502	8,865,887	4,196,407
Discontinued operations	189,375	567,572	757,584	1,134,531
Gain on sale of real estate	(9,327,935)	—	(9,327,935)	(4,061,626)

Funds from operations — FFO	$10,040,392	$14,302,656	$25,369,978	$22,984,846

Per diluted share amounts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$0.21	$0.23	$0.42	$0.47
Depreciation and amortization
Continuing operations	0.08	0.05	0.15	0.09
Discontinued operations	—	0.01	0.02	0.03
Gain on sale of real estate	(0.14)	—	(0.16)	(0.09)

Funds from operations — FFO	$0.15	$0.29	$0.43	$0.50

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gain, to our stockholders.
The table below is a summary of our distributions paid or declared during the two year period ended June 30, 2008:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 22, 2008	June 13, 2008	July 11, 2008	$.27
February 28, 2008	March 13, 2008	April 11, 2008	$.27
November 16, 2007	December 13, 2007	January 11, 2008	$.27
August 16, 2007	September 14, 2007	October 19, 2007	$.27
May 17, 2007	June 14, 2007	July 12, 2007	$.27
February 15, 2007	March 29, 2007	April 12, 2007	$.27
November 16, 2006	December 14, 2006	January 11, 2007	$.27
August 18, 2006	September 14, 2006	October 12, 2006	$.26
May 18, 2006	June 15, 2006	July 13, 2006	$.25
We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise tax on undistributed income.
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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2,265,000 per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2,265,000 per year. This assumes that the amount outstanding under our variable rate debt remains approximately $226.5 million, the balance at June 30, 2008.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no current exposure to derivative financial instruments.
Our 2006 exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared since we sold the exchangeable notes have adjusted our conversion price as of June 30, 2008, to $16.49 per share which equates to 60.6533 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.
Our 2008 exchangeable notes have a similar conversion adjustment feature which could effect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of approximately $12.36 per common share. Our dividend declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of June 30, 2008. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they will eventually be settled.
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
Item 4. Controls and Procedures.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In October 2006, two of our subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”), the operator of a hospital and medical office building complex that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that the MPT defendants’ conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.
In May 2007, Stealth itself filed a cross claim against our subsidiaries and the interim operator, later amended to include us, our operating partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, and that we operated all our subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth recently consolidated all of its claims against us in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.
The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue defending them vigorously.
Item 1A. Risk Factors.
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
We incurred additional debt in order to consummate our recent acquisition of a healthcare property portfolio, including $82.0 million in aggregate principal amount of our Operating Partnership’s exchangeable senior notes due 2013 and we borrowed under our credit facilities in order to fund a portion of the purchase price of the acquisition. As of June 30, 2008, we had total outstanding indebtedness of approximately $567.4 million and $65 million available to us for borrowing under our existing revolving credit facilities.
Our substantial indebtedness could have significant effects on our business. For example, it could:
•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;
•	require payments of principal and interest that may be greater than our cash flow from operations;
•	force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;
•	increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from making strategic acquisitions or exploiting other business opportunities;

•	make it more difficult for us to satisfy our obligations;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds or dispose of assets.
In addition, our borrowings under our loan facilities may bear interest at variable rates in addition to the approximately $226.5 million in variable interest rate debt that we had outstanding as of June 30, 2008. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced and the risk related to our substantial indebtedness would intensify.
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
We may be subject to additional risks arising from our acquisitions of healthcare property.
In addition to the risks described in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007 relating to healthcare facilities that we may purchase from time to time, we are subject to additional risks in connection with our recent acquisition of a healthcare property portfolio, including without limitation the following:
•	we have no previous business experience with the tenants at the facilities acquired, and we may face difficulties in the integration of them;
•	underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of the existing lease agreements relating to the facilities, disruptions caused by the integration of tenants with us or changes in economic conditions;
•	diversion of our management’s attention away from other business concerns;
•	exposure to any undisclosed or unknown potential liabilities relating to the newly acquired facilities; and
•	potential underinsured losses on the newly acquired facilities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) On April 2, 2008, our Operating Partnership issued and sold, in a private offering, an additional $7.0 million of its 9.25% Exchangeable Senior Notes due 2013 (the “notes”) pursuant to the exercise of an over-allotment option granted to initial purchasers of its $75.0 million notes in March 2008. The notes may be exchanged for shares of our common stock in certain circumstances. The information with respect to the notes and the exchange thereof for shares of our common stock has been previously included in our Current Report on Form 8-K filed with the Commission on March 27, 2008.

(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 22, 2008.
Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicititations in opposition to management’s nominees for the board of directors or other proposals listed in our proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.
The election of eight directors for the ensuing year was voted upon at the annual meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Withheld:
Edward K. Aldag, Jr.	55,699,490	2,497,901
Virginia A. Clarke	52,973,574	5,223,817
G. Steven Dawson	55,497,073	2,700,318
R. Steven Hamner	55,245,186	2,952,205
Robert E. Holmes, Ph.D.	51,313,984	6,883,407
Sherry A. Kellett	57,586,023	611,368
William G. McKenzie	55,477,811	2,719,580
L. Glenn Orr, Jr.	51,314,193	6,883,198
A proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:
56,091,317	284,301	1,821,775
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	Second Amendment to Revolving Credit and Term Loan Agreement dated June 26, 2008

Exhibit
Number	Description

10.2	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated April 1, 2008

10.3	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated April 17, 2008

10.4	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated May 14, 2008

10.5	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated June 18, 2008

10.6	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated June 30, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2008. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2008) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: August 8, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Second Amendment to Revolving Credit and Term Loan Agreement dated June 26, 2008

10.2	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated April 1, 2008

10.3	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated April 17, 2008

10.4	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated May 14, 2008

10.5	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated June 18, 2008

10.6	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP, Inc., FAEC Holdings (BC), LLC, HCPI Trust, HCP DAS Petersburg VA, LP, and Texas HCP Holding, L.P., dated June 30, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2008