Form 10-Q
period 2008-09-30
MEDICAL PROPERTIES TRUST INC
filed 2008-11-10
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction of incorporation or organization) 1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL (Address of principal executive offices)	(I. R. S. Employer Identification No.) 35242 (Zip Code)
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
Yes ☐     No ☑
As of November 1, 2008, the registrant had 66,338,724 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$950,627,693	$568,552,263
Mortgage loans	185,000,000	185,000,000
Real estate held for sale	—	81,411,361

Gross investment in real estate assets	1,135,627,693	834,963,624
Accumulated depreciation and amortization	(34,262,791)	(14,772,109)

Net investment in real estate assets	1,101,364,902	820,191,515
Cash and cash equivalents	9,611,295	94,215,134
Interest and rent receivable	18,748,244	10,234,436
Straight-line rent receivable	19,739,430	14,855,564
Other loans	132,610,833	80,758,273
Assets of discontinued operations	2,284,808	13,227,885
Other assets	14,191,857	18,177,879

Total Assets	$1,298,551,369	$1,051,660,686

Liabilities and Stockholders’ Equity
Liabilities
Debt	$605,402,250	$480,525,166
Accounts payable and accrued expenses	31,828,966	21,091,374
Deferred revenue	19,417,133	20,839,338
Lease deposits and other obligations to tenants	13,181,813	16,006,813

Total liabilities	669,830,162	538,462,691
Minority interests	259,065	77,552
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding - 65,019,958 shares at September 30, 2008, and 52,133,207 shares at December 31, 2007	65,020	52,133
Additional paid in capital	673,905,948	540,501,058
Cumulative distributions in excess of retained earnings	(45,246,483)	(27,170,405)
Treasury shares, at cost	(262,343)	(262,343)

Total stockholders’ equity	628,462,142	513,120,443

Total Liabilities and Stockholders’ Equity	$1,298,551,369	$1,051,660,686

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rent billed	$24,332,020	$11,354,626	$60,649,047	$28,705,638
Straight-line rent	767,587	3,255,943	4,707,365	6,583,049
Interest and fee income	8,017,794	6,818,508	22,272,371	22,159,241

Total revenues	33,117,401	21,429,077	87,628,783	57,447,928
Expenses
Real estate depreciation and amortization	10,624,796	2,696,733	19,489,813	6,893,140
General and administrative	4,990,826	3,451,383	14,177,277	11,052,053

Total operating expenses	15,615,622	6,148,116	33,667,090	17,945,193

Operating income	17,501,779	15,280,961	53,961,693	39,502,735
Other income (expense)
Interest and other income (expense)	(55,452)	82,535	44,918	357,648
Interest expense	(10,355,674)	(6,939,290)	(29,879,228)	(17,334,164)

Net other (expense) income	(10,411,126)	(6,856,755)	(29,834,310)	(16,976,516)

Income from continuing operations	7,090,653	8,424,206	24,127,383	22,526,219
Income (loss) from discontinued operations	411,559	3,222,440	8,449,271	10,835,960

Net income	$7,502,212	$11,646,646	$32,576,654	$33,362,179

Net income per common share — basic
Income from continuing operations	$0.11	$0.17	$0.39	$0.48
Income (loss) from discontinued operations	0.01	0.07	0.14	0.23

Net income	$0.12	$0.24	$0.53	$0.71

Weighted average shares outstanding — basic	65,059,876	49,071,806	61,088,284	47,000,508

Net income per share — diluted
Income from continuing operations	$0.11	$0.17	$0.39	$0.48
Income (loss) from discontinued operations	0.01	0.07	0.14	0.23

Net income	$0.12	$0.24	$0.53	$0.71

Weighted average shares outstanding — diluted	65,177,364	49,371,555	61,235,214	47,211,611

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$32,576,654	$33,362,179
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,922,524	9,046,088
Straight-line rent revenue	(7,180,784)	(10,209,097)
Share-based compensation	5,129,711	2,674,634
Gain on sale of real estate	(9,326,291)	(4,061,626)
Straight-line rent write off	11,078,789	—
Increase in accounts payable and accrued liabilities	7,219,515	(11,083,223)
Amortization and write-off of deferred financing costs and debt discount	5,301,780	953,214
Other working capital changes	(5,583,814)	3,504,702

Net cash provided by operating activities	60,138,084	24,186,871
Investing activities
Real estate acquired	(386,969,495)	(128,083,281)
Principal received on loans receivable	27,828,624	49,501,859
Proceeds from sale of real estate	89,980,867	67,817,594
Investment in loans receivable	(73,755,833)	(126,708,089)
Construction in progress and other	(855,709)	(11,912,921)

Net cash used for investing activities	(343,771,546)	(149,384,838)
Financing activities
Additions to debt	391,147,874	247,053,701
Payments of debt	(267,609,757)	(215,362,008)
Distributions paid	(47,096,556)	(39,399,308)
Sale of common stock	128,249,967	135,809,396
Other financing activities	(5,661,905)	713,694

Net cash provided by financing activities	199,029,623	128,815,475

Increase (decrease) in cash and cash equivalents for period	(84,603,839)	3,617,508
Cash and cash equivalents at beginning of period	94,215,134	4,102,873

Cash and cash equivalents at end of period	$9,611,295	$7,720,381

Interest paid, including capitalized interest of $0 in 2008 and $1,335,413 in 2007	$18,268,407	$9,494,105
Supplemental schedule of non-cash operating activities:
Tenant deposits recorded as other assets	—	7,500,000
Supplemental schedule of non-cash investing activities:
Construction in progress transferred to land and building	—	67,642,043
Interest and other receivables recorded as deferred revenue	—	3,786,436
Interest and other receivables transferred to loans receivable	78,010	4,621,677
Other non-cash investing activities	—	1,715,280
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	17,930,895	13,602,033
Other non-cash financing activities	38,336	42,447
See accompanying notes to condensed consolidated financial statements

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation (the “Company”), was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company’s operating partnership subsidiary, MPT Operating Partnership, L.P. (the Operating Partnership), through which it conducts all of its operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, the Company is the sole general partner of the Operating Partnership. Presently, the Company directly owns substantially all of the limited partnership interests in the Operating Partnership.
The Company has operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, the Company will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and its distributions to its stockholders equal or exceed its taxable income. Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes.
The Company’s primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. The Company manages its business as a single business segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by the Company.
In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP”), which affects the accounting for our exchangeable notes. The FSP requires that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and requires retroactive application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the requirements of this FSP and has not yet determined its effect on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within stockholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of income and comprehensive income. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. Except for having to present non-controlling interest in the stockholders’ equity section of the Consolidated Balance Sheets, management does not believe this pronouncement will have a material effect on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not have any derivative instruments.
3. Real Estate and Lending Activities
In the second quarter of 2008, the Company completed the acquisition of 18 properties from a single seller, and completed the acquisition of the remaining two facilities in July 2008. These 20 facilities represent an investment of approximately $357.2 million, and achieve the Company’s goal of diversifying its tenant base and geographic locations. In May 2008, the Company acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (Vibra). The Company financed these acquisitions using proceeds from its March 2008 issuance of debt and equity (see Note 4 — Debt and Note 5 — Common Stock), from its existing revolving credit facilities and from the sale of three rehabilitation facilities to Vibra in May 2008 with proceeds (including lease termination fees and loan prepayment) totaling $105.0 million (see Note 7 — Discontinued Operations).
In June of 2008, the Company entered into a $60 million financing arrangement with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. In July 2008, the Company acquired one of the facilities from a Prime affiliate for approximately $15.0 million and entered into a 10-year lease with the Prime affiliate. The Company expects to purchase the remaining two hospitals for an aggregate cost of approximately $45 million and enter into leases with Prime on similar terms in the fourth quarter of 2008.
The results of operations for each of the properties acquired are included in the Company’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2008 and 2007, as if each acquisition and the sale of three rehabilitation facilities to Vibra was consummated on the same terms at the beginning of each year.

	2008	2007
Total revenues	$98,906,256	$84,338,731
Net income	29,883,192	35,698,867
Income per share-diluted	0.46	0.59
In August 2007, the Company acquired two general acute care hospitals in Houston, Texas and Redding, California at a cost of $100.0 million and entered into operating leases with the operators, affiliates of Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company. In June 2008, the Company received notification from the Houston operator that due in part to irregularities recently discovered by independent members of the HPA board of directors, the Houston hospital would close and enter bankruptcy proceedings. The operator has not paid rent since June 2008. In August, 2008 the Redding operator notified the Company that it would not pay rent commencing in September. On September 24, 2008, HPA and most of its affiliates (other than the Redding operator and management company) entered bankruptcy proceedings.
The Company is in the process of evaluating the sale or release of the Houston facilities, which comprise two separate campuses that will likely be resolved independent of each other. In addition to the value of the facilities that would result from sale or releasing, the Company also has a secured interest in certain accounts receivable of the Redding facility. Accordingly, the Company believes that proceeds from the sale, lease and security for the facilities will be sufficient to recover its investments in the Houston real estate. Upon the original purchase transaction in August 2007, approximately $1.8 million of the Houston purchase price was allocated to the estimated costs of the initial lease and was amortized over the term of the lease. The Company has recorded accelerated amortization of the amount of this lease intangible in the third quarter of 2008. In addition, the Company recorded a $0.6 million charge for the write-off of straight-line rent.
On November 1, 2008 the Company entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $20.0 million in additional rent and profit participation based on the expected future profitability of the new lessee’s operations. Upon the original purchase transaction in August 2007, approximately $2.7 million of the Redding purchase price was allocated to the estimated costs of the initial lease and was amortized over the term of the lease. The Company has recorded accelerated amortization of the amount of this lease intangible in the third quarter of 2008. In addition, the Company recorded a $0.9 million charge for the write-off of straight-line rent associated with the Redding hospital.
For the three months ended September 30, 2008 and 2007, revenue from affiliates of Prime accounted for 31.0% and 31.7%, respectively, of total revenue. For the nine months ended September 30, 2008 and 2007, revenue from affiliates of Prime accounted for 31.6% and 29.2%. For the three months ended September 30, 2008 and 2007, revenue from Vibra accounted for 14.7% and 20.4%, respectively, of total revenue. For the nine months ended September 30, 2008 and 2007, revenue from Vibra accounted for 16.1% and 19.8%, respectively, of total revenue.
4. Debt
The following is a summary of debt:

	As of September 30,		As of December 31,
	2008		2007
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$169,000,000	4.23% - 5.43%	$154,985,897	6.1% - 8.0%
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000,000	7.333% - 7.871%	125,000,000	7.333% -7.871%
Exchangeable senior notes due November, 2011	135,264,667	6.125%	134,704,269	6.125%
Exchangeable senior notes due April, 2013	80,872,583	9.25%	—	—
Term loans	95,265,000	5.58% - 6.49%	65,835,000	6.830%

	$605,402,250		$480,525,166

As of September 30, 2008, maturities are as follows:

2008	$240,000
2009	1,760,000
2010	158,010,000	(1)
2011	199,919,667
2012	39,600,000
Thereafter	205,872,583

Total	$605,402,250

(1)  $127,000,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that the Company gives written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If elected to extend, the Company will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.
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
In June 2008, the Company signed a term loan agreement for $30.0 million. That facility has a maturity of November 2010, and the maximum amount of borrowings may be increased, subject to market conditions, to $75.0 million. The loan has a floating interest rate of 400 basis points in excess of LIBOR. The new term loan enables the Company to terminate, without utilizing, the short-term bridge facility that was committed by a syndicate of banks in March 2008 in order to facilitate the $357.2 million acquisition from a single seller. As a result of terminating the short-term bridge facility, the Company recorded a charge of approximately $3.2 million of associated financing costs in the second quarter of 2008.
5. Common Stock
In March 2008, the Company completed the sale of 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters’ commissions and offering expenses, the Company realized proceeds of $128.2 million.
6. Stock Awards
The Company has adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of options to purchase shares of common stock, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards, including profits interest in the Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. At September 30, 2008, the Company has 1,377,668 shares remaining of the reserved 4,609,180 shares of common stock for awards under the Equity Incentive Plan.
In the nine month period ended September 30, 2008, the Company awarded 405,512 shares of restricted stock to management and independent directors. The awards to management vest based on service over five years in equal annual amounts beginning in February 2009. The awards to directors vest based on service over three years in equal annual amounts beginning in February 2009.
7. Discontinued Operations
In the second quarter of 2008, the Company sold the real estate assets of three inpatient rehabilitation facilities to Vibra for total cash proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.3 million. The Company also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. For the three months ended September 30, 2008 and 2007, depreciation and amortization included in discontinued operations was $0 and $568,248, respectively. For the nine months ended September 30, 2008 and 2007, depreciation and amortization included in discontinued operations was $758,453 and $1,761,388, respectively. The three Vibra properties were classified as held for sale and were reflected in the accompanying Condensed Consolidated Balance Sheets at $81.4 million at December 31, 2007.
As previously disclosed, in 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex with Stealth, L.P. (“Stealth”) and repossessed the real estate. In January 2007, the Company sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, the Company substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, the Company received from Medicare the substantial remainder of amounts that it expects to collect and based thereon wrote off in the second quarter approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.
Related to the Stealth lease termination and property sale in the previous paragraph, the Company has ongoing litigation as described in Note 9. The Company incurred approximately $861,000 and $1,124,000 in legal costs in discontinued operations related to this litigation in the nine months ended September 30, 2008 and 2007, respectively. In September 2008, the Company recorded approximately $1.1 million of insurance recovery in discontinued operations related to legal expenses to defend the Company in this litigation, which offsets substantially all of the legal costs incurred to date less our deductible.
The following table presents the results of discontinued operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$(228,319)	$3,995,414	$2,476,791	$11,012,730
Net income	411,559	3,222,440	8,449,271	10,835,960
Income per share -diluted	0.01	0.07	0.14	0.23

8. Weighted Average Shares
The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share — assuming dilution:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares issued and outstanding	64,994,958	49,027,576	61,024,520	46,956,969
Vested deferred stock units	64,918	44,230	63,764	43,539

Weighted average shares — basic	65,059,876	49,071,806	61,088,284	47,000,508
Common stock options and unvested restricted stock	117,488	299,749	146,930	211,103

Weighted average shares — diluted	65,177,364	49,371,555	61,235,214	47,211,611

9. Contingencies
In October 2006, two of the Company’s subsidiaries terminated their respective leases with Stealth, the operator of a hospital and medical office building complex that the Company owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, the Company took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, the Company completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, the Company’s subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that the Company’s defendants’ conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.
In May 2007, Stealth itself filed a cross claim against the Company’s subsidiaries and the interim operator, later amended to include us, our Operating Partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, and that the Company operated all the Company’s subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth recently consolidated all of its claims against the Company in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.
Stealth and its limited partners jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. The Company believes that all of the claims asserted by Stealth and its limited partners are without merit and the Company intends to continue defending them vigorously.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•	National and local economic, business, real estate and other market conditions;

•	The competitive environment in which the Company operates;

•	The execution of the Company’s business plan;

•	Financing risks;

•	Acquisition and development risks;

•	Potential environmental, contingencies, and other liabilities;

•	Other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	Our ability to attain and maintain our status as a REIT for federal and state income tax purposes;

•	Our ability to attract and retain qualified personnel;

•	Federal and state healthcare regulatory requirements; and,

•	The impact of the current credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:
o	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

o	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

o	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital.
At September 30, 2008, our portfolio consisted of 49 properties: 46 facilities that we own are leased to 14 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. In the second quarter of 2008, the Company completed the acquisition of 18 properties from a single seller, and completed the acquisition of the remaining two facilities in July 2008. These 20 facilities represent an investment of approximately $357.2 million. In May 2008, we also completed the sale of three rehabilitation facilities to Vibra and realized proceeds from the sale and related lease termination fees and loan pre-payment totaling $105.0 million. In May 2008, the Company acquired a long-term acute care hospital in Detroit, Michigan at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra.
In June of 2008, the Company entered into a $60 million financing arrangement with affiliates of Prime related to three southern California hospital campuses operated by Prime. In July 2008, the Company acquired one of the facilities from a Prime affiliate for approximately $15.0 million and entered into a 10-year lease with the Prime affiliate. The Company expects to purchase the remaining two hospitals for an aggregate cost of approximately $45 million and enter into leases with Prime on similar terms in the fourth quarter of 2008.

In August 2007, the Company acquired two general acute care hospitals in Houston, Texas and Redding, California at a cost of $100.0 million and entered into operating leases with the operators, affiliates of Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company. In June 2008, the Company received notification from the Houston operator that due in part to irregularities recently discovered by independent members of the HPA board of directors, the Houston hospital would close and enter bankruptcy proceedings. The operator has not paid rent since June 2008. In August, 2008 the Redding operator notified the Company that it would not pay rent commencing in September. On September 24, 2008, HPA and most of its affiliates (other than the Redding operator and management company) entered bankruptcy proceedings.
The Company is in the process of evaluating the sale or release of the Houston facilities, which comprise two separate campuses that will likely be resolved independent of each other. In addition to the value of the facilities that would result from sale or releasing, the Company also has a secured interest in certain accounts receivable of the Redding facility. Accordingly, the Company believes that proceeds from the sale, lease and security for the facilities will be sufficient to recover its investments in the Houston real estate. Upon the original purchase transaction in August 2007, approximately $1.8 million of the Houston purchase price was allocated to the estimated costs of the initial lease and was amortized over the term of the lease. The Company has recorded accelerated amortization of the amount of this lease intangible in the third quarter of 2008. In addition, the Company recorded a $0.6 million charge for the write-off of straight-line rent.
On November 1, 2008 the Company entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $20.0 million in additional rent and profit participation based on the expected future profitability of the new lessee’s operations. Upon the original purchase transaction in August 2007, approximately $2.7 million of the Redding purchase price was allocated to the estimated costs of the initial lease and was amortized over the term of the lease. The Company has recorded accelerated amortization of the amount of this lease intangible in the third quarter of 2008. In addition, the Company recorded a $0.9 million charge for the write-off of straight-line rent associated with the Redding hospital.
Excluding the Houston and Redding properties discussed above, the Company has two other properties in which the operator is not current on its rent and interest payments. The outstanding balance for the two properties represent less than 3% of our total assets. The Company monitors the performance of the property operators on a continuous basis and, as of September 30, 2008, the Company believes the outstanding balances are fully collectible.
We have 25 employees as of November 1, 2008. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
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
Recently, there has been a slowdown in the economy, unprecedented disruptions in the capital markets and widening of credit spreads, which may, in the future, adversely affect the performance of our tenants and operators and impact their ability to meet their obligations to us. Failure to meet these obligations could, in certain cases, lead to restructurings, disruptions, or bankruptcies of our tenants and operators, which may reduce the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations.
The current recession and capital market disruptions could have a negative impact on the availability of debt financing and increase the cost of debt financing. Access to external capital on favorable terms is critical to the success of our strategy. Concern about the stability of markets generally and the strength of counterparties has led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. If these market conditions continue, they may adversely impact the Company’s ability to pursue acquisition and development opportunities and refinance existing borrowings.
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
We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally collateralized by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees and are usually cross-defaulted with their leases and/or other loans. We periodically evaluate loans to determine what amounts, if any, may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the net present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if any. At that time, we discontinue recording interest income on the loan to the tenant.

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
We amortize the value of in-place leases to expense over the initial term of the respective leases, which range primarily from 1 to 19 years at September 30, 2008. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense. At September 30, 2008, we have assigned no value to customer relationship intangibles.
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
Accounting for Derivative Financial Investments and Hedging Activities. We account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We review quarterly the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges, if any, will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, which affect the Company primarily in the form of interest rate risk or variability of interest rates, are considered fair value hedges under SFAS No. 133. At September 30, 2008, we are not currently a party to any derivatives contracts designated as cash flow hedges.
In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments that are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.47 per share, which is the equivalent of 60.7020 shares per $1,000 note. The number of shares actually issued upon conversion will be equivalent to the amount by which our stock price exceeds $16.47 times the 60.7020 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.47 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.47 per share. When evaluating this transaction, we have followed the guidance in Emerging Issues Task Force No. 00-19 (“EITF 00-19”) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006.
The exchangeable notes that we sold in 2006 and 2008 contain the conversion feature described above. SFAS 133 states that certain “embedded” derivative contracts must follow the guidance of EITF 00-19 and be evaluated as though they also were a “freestanding” derivative contract. Embedded derivative contracts such as the conversion feature in the notes should not be treated as a financial instrument separate from the note if it meets certain conditions in EITF 00-19. We have evaluated the conversion feature in the exchangeable notes and have determined that it should not be reported separately from the debt. However, the FASB has issued FASB Staff Position ABP 14-1, Accounting for Convertible Debt Instruments That May be Settled in cash Upon Conversion (Including partial cash Settlements), which would require us to allocate some of the proceeds from the conversion feature to equity. While this new pronouncement does not require accounting for the embedded conversion feature as a derivative contract, it will require us to restate previously issued financial statements in future filings. The restatement does result in an increase to stockholders’ equity, a decrease to debt, and a decrease to net income. We are currently evaluating this pronouncement to determine the amounts of any changes to our financial statements.
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

Stock-Based Compensation. Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation, became effective for our annual and interim periods beginning January 1, 2006, but did not have a material effect on the results of our operations. During the three month periods ended September 30, 2008 and 2007, we recorded approximately $1.5 million and $1.1 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. During the nine month periods ended September 30, 2008 and 2007, we recorded approximately $5.1 million and $2.7 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we also granted performance-based restricted share awards. Because these awards will vest based on the Company’s performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. In 2007, the Compensation Committee made awards which are earned only if the Company achieves certain stock price levels, total shareholder return or other market conditions. Beginning in 2007, we began recording expense over the expected or derived vesting periods using the calculated value of the awards. We must record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. In some cases, if the award is not earned, we will be required to reverse expenses recognized in earlier periods. As a result, future stock-based compensation expense may fluctuate based on the potential reversal of previously recorded expense.
LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2008, we sold 12.65 million shares of common stock and $75 million face amount of exchangeable notes, realizing net proceeds of approximately $128.2 million and $72.8 million, respectively. In addition, we sold $7.0 million face amount of exchangeable notes in April 2008, realizing net proceeds of approximately $6.8 million. In June 2008, we signed a term loan agreement for $30.0 million. This term loan may be increased to $75.0 million, subject to market conditions. In order to facilitate our $357.2 million purchase of healthcare facilities from a single seller, a syndicate of bank lenders committed up to $300.0 million in the form of a short-term bridge loan facility. To avoid the bridge loan’s higher interest costs, short-term refinancing risks in an extremely volatile and constrained credit market, and restrictive financial and other covenants, we entered into the $30.0 million term loan facility. As a result, we wrote-off approximately $3.2 million in costs associated with the bridge facility in the second quarter of 2008. In June 2008, the Company entered into a $60 million financing arrangement with affiliates of Prime related to three southern California hospital campuses operated by Prime funded partially by the term loan and revolving credit facility. In July 2008, the Company subsequently acquired one of the facilities from a Prime affiliate for approximately $15.0 million and entered into a 10- year lease with the Prime affiliate. This acquisition reduced the $60 million financing arrangement with Prime to $45 million.
As of September 30, 2008, we had approximately $9.6 million in cash and cash equivalents and approximately $27 million available for borrowing under our credit facilities. Subsequent to September 30, 2008, due to timing of our cash needs, we used $14 million of our borrowing capacity to fund working capital needs and pay dividends.
Short-term Liquidity Requirements: We believe that the liquidity available to us, as mentioned above, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligation, distributions in compliance with REIT requirements and a limited amount of acquisitions in the near term. In the event that we elect to make more than a limited amount of acquisitions in the near term, we will need to access additional capital. Based on current conditions in the capital markets, we believe that while such capital may be available, there is no assurance that we could obtain acquisition capital at prices that we consider acceptable.
Long-term Liquidity Requirements: We believe that cash flow from operating activities subsequent to 2008 will be sufficient to provide adequate working capital to meet our debt and interest obligations, and make required distributions to our stockholders in compliance with our requirements as a REIT. In order to continue acquisition and development of healthcare facilities after 2008, we will require access to more permanent external capital, possibly including equity capital. If equity capital is not available at a price that we consider appropriate, we may increase our debt, selectively dispose of assets, utilize other forms of capital, if available, or reduce our acquisition activity.

Results of Operations
Three Months Ended September 30, 2008 Compared to September 30, 2007
Net income for the three months ended September 30, 2008 was $7,502,212, compared to $11,646,646 for the three months ended September 30, 2007. Since April 1, 2007, we have invested approximately $605.0 million in new income-earning healthcare real estate assets, and disposed of approximately $129.2 million in such assets. The effects on revenue of these investing activities are summarized in the table below.
A comparison of revenues for the three month periods ended September 30, 2008 and 2007, is as follows, as adjusted in 2007 for discontinued operations:

					Year over
		% of		% of	Year
	2008	Total	2007	Total	Change
Base rents	$23,372,917	70.6%	$11,272,016	52.6%	107.4%
Straight-line rents	767,587	2.3%	3,255,943	15.2%	(76.4%)
Percentage rents	959,103	2.9%	82,610	0.4%	1,061.0%
Fee income	111,051	0.3%	34,035	0.1%	226.3%
Interest from loans	7,906,743	23.9%	6,784,473	31.7%	16.5%

Total revenue	$33,117,401	100.0%	$21,429,077	100.0%	54.5%

At September 30, 2008, we owned 46 rent producing properties compared to 24 at September 30, 2007, which accounted for the increase in rent revenues. With the closure of River Oaks and with the new lease agreement on the Redding hospital, the Company wrote off approximately $1.5 million of straight-line rent in September 2008. Vibra accounted for 14.7% and 20.4% of total revenues during the three months ended September 30, 2008 and 2007, respectively, and affiliates of Prime accounted for 31.0% and 31.7% of total revenue, respectively.
Depreciation and amortization during the third quarter of 2008 was $10,624,796, compared to $2,696,733 during the third quarter of 2007. This increase is primarily related to the addition of rent producing properties from October 1, 2007 to September 30, 2008. In addition, the Company accelerated the amortization of our lease intangibles associated with the River Oaks and Redding hospitals in September 2008 resulting in a charge of approximately $1.8 million and $2.7 million, respectively.
Interest expense for the quarters ended September 30, 2008 and 2007 totaled $10.4 million and $6.9 million, respectively. The increase in interest expense was the result of higher debt balances from the investment of $436.1 million in real estate in 2008.
General and administrative expenses in the third quarter of 2008 increased compared to the same period in 2007 by $1,539,443, or 44.6%, from $3,451,383 to $4,990,826. The increase in general and administrative expenses is attributed to an increase in stock compensation expense of $374,000 (from $1,088,000 for the three months ended September 2007 to $1,462,000 for the current three month period). We have also experienced a slight increase in salaries and wages expense due to an increase in the number of employees in 2008 and higher travel expenses as a result of the expansion of our portfolio.
In addition to the items noted above, net income for the three months ended September 30, 2008 included $412,000 in income from discontinued operations, primarily related to $1.1 million in insurance recovery on legal costs related to the Stealth litigation. There was no such recovery recorded in 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net income for the nine months ended September 30, 2008, was $32,576,654 compared to net income of $33,362,179 for the nine months ended September 30, 2007, a 2.4% decrease.

A comparison of revenues for the nine month periods ended September 30, 2008 and 2007, is as follows, as adjusted in 2007 for discontinued operations:

					Year over
		% of		% of	Year
	2008	Total	2007	Total	Change
Base rents	$59,609,231	68.0%	$28,510,059	49.6%	109.1%
Straight-line rents	4,707,365	5.4%	6,583,049	11.5%	(28.5%)
Percentage rents	1,039,816	1.2%	195,579	0.3%	431.7%
Fee income	1,204,093	1.4%	2,700,138	4.7%	(55.4%)
Interest from loans	21,068,278	24.0%	19,459,103	33.9%	8.3%

Total revenue	$87,628,783	100.0%	$57,447,928	100.0%	52.5%

At September 30, 2008, we owned 46 rent producing properties compared to 24 at September 30, 2007, which accounted for the increase in rent revenues. With the closure of River Oaks and with the new lease agreement on the Redding hospital, the Company wrote-off approximately $1.5 million of straight-line rent in September 2008. Fee income in the nine months ended September 30, 2008 compared to the same period in 2007 decreased due to a fee of approximately $2.3 million received from the prepayment of one of our mortgage loans in June 2007. Vibra accounted for 16.1% and 19.8% of total revenues during the nine months ended September 30, 2008 and 2007, respectively, and affiliates of Prime accounted for 31.6% and 29.2% of total revenue, respectively.
Depreciation and amortization during the first three quarters of 2008, was $19,489,813, compared to $6,893,140 during the same period of 2007. This increase is primarily related to an increase in the number of rent producing properties from 2007 to 2008. In addition, the Company accelerated the amortization of our lease intangibles associated with the River Oaks and Redding hospitals in September 2008 resulting in a charge of approximately $1.8 million and $2.7 million, respectively.
General and administrative expenses in the first three quarters of 2008 and 2007 totaled $14,177,277, and $11,052,053, respectively, an increase of 28.3%. The increase of general and administrative expenses is primarily related to higher stock compensation expense of $2,465,652 from our equity incentive plan. We also have experienced a slight increase in salaries and wages expense due to an increase in the number of employees in 2008 and higher travel expenses as a result of the expansion of our portfolio.
Interest expense for the nine months ended September 30, 2008, totaled $29,879,228. Interest expense was higher than the prior year due to larger debt balances in 2008 compared to 2007 and primarily as a result of financing $436.1 million in acquisitions of real estate property along with the $3.2 million non-cash charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008. Capitalized interest for the nine months ended September 30, 2008 and 2007, totaled $0 and $1,335,413, respectively. Capitalized interest decreased due to our final development under construction being placed into service in April 2007.
In addition to the items noted above, net income for the nine months ended September 30, 2008 included gains on sales of real estate of approximately $9.3 million compared to $4.1 million in the year earlier, write off of straight-line rent of $9.5 million compared to $1.6 million, and early lease and loan termination fee income of $7.0 million compared to $2.3 million. We also recorded a $2.1 million charge (net of approximately $1.2 million in tax benefits) for the write off of uncollectible receivables associated with operations that were discontinued in 2006; no such charges were included in the 2007 period. Additionally, in September 2008, we recorded $1.1 million on insurance recovery from legal costs incurred related to the ongoing Stealth litigation.
Discontinued Operations
In the second quarter of 2008, the Company sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, with the Company realizing a gain on the sale of approximately $9.3 million. The Company also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. The three Vibra properties are classified as held for sale and in the accompanying Condensed Consolidated Balance Sheets at $81.4 million at December 31, 2007.
As previously disclosed, in 2006, the Company terminated leases for a hospital and medical office building (“MOB”) complex with Stealth and repossessed the real estate. In January 2007, the Company sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, the

Company substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, the Company received from Medicare the substantial remainder of amounts that it expects to collect and based thereon has recorded a charge of approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.
Related to the Stealth lease termination and property sale in the previous paragraph, the Company has ongoing litigation as described in Note 9. We recorded approximately $861,000 and $1,124,000 in legal costs in discontinued operations related to this litigation in the nine months ended September 30, 2008 and 2007, respectively. In September 2008, we recorded approximately $1.1 million of insurance recovery in discontinued operations related to this litigation, which offsets substantially all of the legal costs incurred to date less our deductible.
Reconciliation of Non-GAAP Financial Measures
Investors and analysts following the real estate industry utilize funds from operations, or “FFO”, as a supplemental performance measure. While we believe net income available to common stockholders, as defined by generally accepted accounting principles (GAAP), is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
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

The following table presents a reconciliation of FFO to net income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$7,502,212	$11,646,646	$32,576,654	$33,362,179
Depreciation and amortization Continuing operations	10,624,796	2,696,733	19,489,813	6,893,140
Discontinued operations	—	568,248	758,453	1,761,388
Gain on sale of real estate	1,644	—	(9,326,291)	(4,310,173)

Funds from operations — FFO	$18,128,652	$14,911,627	$43,498,629	$37,706,534

Per diluted share amounts:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$0.12	$0.24	$0.53	$0.71
Depreciation and amortization Continuing operations	0.16	0.05	0.32	0.14
Discontinued operations	—	0.01	0.01	0.04
Gain on sale of real estate	—	—	(0.15)	(0.09)

Funds from operations — FFO	$0.28	$0.30	$0.71	$0.80

Distribution Policy
We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders.
The table below is a summary of our distributions paid or declared during the two year period ended September 30, 2008:

			Distribution per
Declaration Date	Record Date	Date of Distribution	Share
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
February 15, 2007	March 29, 2007	April 12, 2007	$0.27
November 16, 2006	December 14, 2006	January 11, 2007	$0.27
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
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
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.6 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.6 million per year. This assumes that the amount outstanding under our variable rate debt remains approximately $264.3 million, the balance at September 30, 2008. In addition, we have approximately $341.1 million in fixed rate, long-term debt. We intend to maintain a majority of our debt in fixed rate facilities for the foreseeable future. As interest rates fluctuate, we will consider implementing strategies to fix a portion of our variable rate debt.
We currently have no assets denominated in a foreign currency, nor do we have any assets located outside of the United States. We also have no exposure to derivative financial instruments.
Our 2006 exchangeable notes are exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November, 2006. Our dividends declared since we sold the exchangeable notes have adjusted our conversion price as of September 30, 2008, to $16.47 per share which equates to 60.7020 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.
At the time we issued the 2006 exchangeable notes, we also entered into a capped call or transaction (also referred to as a call spread transaction). The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. If our share price exceeds that price, the result would be that we would issue additional shares of common stock upon exchange. At a price of $20 per share, we would be required to issue an additional 434,000 shares. At $25 per share, we would be required to issue an additional two million shares.
Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of approximately $12.36 per common share. Our dividend declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of September 30, 2008. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they will eventually be settled.

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
Not applicable.
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
We incurred additional debt in order to consummate our recent acquisition of a healthcare property portfolio, including $82.0 million in aggregate principal amount of our Operating Partnership’s exchangeable senior notes due 2013 and we borrowed under our credit facilities in order to fund a portion of the purchase price of the acquisition. As of September 30, 2008, we had total outstanding indebtedness of approximately $605.4 million and $27 million available to us for borrowing under our existing revolving credit facilities.
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
In addition, our borrowings under our loan facilities may bear interest at variable rates in addition to the approximately $264.3 million in variable interest rate debt that we had outstanding as of September 30, 2008. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced and the risk related to our substantial indebtedness would intensify.
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
In addition, if we are unable to restructure or refinance our obligations, we may default under our obligations. This could trigger cross-default and cross-acceleration rights under then-existing agreements. If we default on our debt obligations, the lenders may foreclose on our properties that collateralize those loans and any other loan that has cross-default provisions.
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
Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Our business may be affected by market and economic challenges experienced by the U.S, economy or real estate industry as a whole or by the local economic conditions in the markets where our properties may be located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:
•	the financial condition of our tenants and operators may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;
•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;
•	one or more lenders under our lines of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•	one or more counterparties to the capped call transactions we entered into in connection with our offering of our 6.125% exchangeable senior notes due 2011 could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
In July 2008, the Company completed the acquisition of the remaining two facilities of a portfolio of 20 healthcare properties from HCP, Inc. and certain of its subsidiaries, bringing the aggregate purchase price to $357.2 million. The table below sets forth pertinent details with respect to the 20 acquired properties:

							Remaining
			Number of	Estimated			Lease
			Licensed	Number of	Annualized	Lease	Renewal	Date	Facility
Property	City	State	Beds	Square Feet	Rent (1)	Expiration	Options	Acquired	Type
Operator — HealthSouth:
HealthSouth Rehabilitation Center	Fayetteville	AR	60	59,838	$1,676,979	June 30, 2011	1, 5-year	July 14, 2008	Rehabilitation hospital
HealthSouth Rehabilitation Hospital of Petersburg	Petersburg	VA	40	48,600	941,708	May 1, 2020	2, 10-year	July 1, 2008	Rehabilitation hospital
Wesley Rehabilitation Hospital	Wichita	KS	65	91,700	1,715,662	March 14, 2012	1, 5-year	April 4, 2008	Rehabilitation hospital
Sunrise Rehabilitation Hospital	Sunrise	FL	126	95,445	2,250,000	November 30, 2011	2, 5-year	April 22, 2008	Rehabilitation hospital
Mountain View Rehabilitation Hospital	Morgantown	WV	80	70,000	1,879,269	February 28, 2011	(2)	May 19, 2008	Rehabilitation hospital
Operator — Community Health Systems:
Cleveland Regional Medical Center	Cleveland	TX	104	74,800	1,932,588	December 31, 2019	3, 10-year	April 1, 2008	Acute Care hospital
Chesterfield General Hospital	Cheraw	SC	59	57,384	1,934,790	April 30, 2015	2, 10-year	April 1, 2008	Acute Care hospital
Marlboro Park Hospital	Bennettsville	SC	102	80,593	1,583,010	April 30, 2015	2, 10-year	April 1, 2008	Acute Care hospital
Operator — Cornerstone Health Care:
Cornerstone Hospital of Houston — Clear Lake	Webster	TX	74	84,673	678,307	July 31, 2012	2, 10-year	April 1, 2008	LTACH
Cornerstone Hospital of Bossier City	Bossier City	LA	102	64,488	1,725,763	January 31, 2018	1, 10-year	April 1, 2008	LTACH
Cornerstone Hospital of South East Arizona	Tucson	AZ	34	39,000	477,117	August 31, 2012	2, 10-year	April 1, 2008	LTACH
Operator — Health Management Associates:
Poplar Bluff Regional Medical Center	Poplar Bluff	MO	213	115,039	3,694,669	February 19, 2009	6, 5-year	April 22, 2008	Acute Care hospital
Operator — Mountain View:
Mountain View Hospital	Idaho Falls	ID	24	122,383	3,636,776	October 31, 2027	2, 10-year	April 1, 2008	Acute Care hospital
Operator — IASIS Healthcare LLC:
Pioneer Valley Hospital	West Valley City	UT	139	239,922	5,657,781	January 31, 2019	2, 10-year	April 22, 2008	Acute Care hospital
Operator — Healthtrax Wellness Centers:
Bristol, Connecticut	Hartford County	CT	N/A	52,392	421,188	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center
East Providence, Rhode Island	East Providence	RI	N/A	35,595	214,468	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center
Newington, Connecticut	Newington	CT	N/A	34,599	288,156	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center
Warwick, Rhode Island	Warwick	RI	N/A	38,888	305,629	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center
West Springfield, Massachusetts	West Springfield	MA	N/A	39,414	603,018	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center
Enfield, Connecticut	Enfield	CT	N/A	50,325	478,765	June 1, 2018	2, 5-year	April 22, 2008	Wellness Center

(1)	Calculated by multiplying the December 2007 monthly cash rent by 12 months.

(2)	Based on annualized cash rent for the month of December 2007.
As previously disclosed, the properties in the portfolio are leased to 7 unrelated operators under triple-net leases. Four of the seven operators (HealthSouth Corporation, Community Health Systems, Inc., Iasis Healthcare LLC and Health Management Associates, Inc.) are public reporting companies and 78.2% of the aggregate rent of the portfolio is guaranteed by public reporting companies. Set forth below is summary financial data for these four operators. The summary financial data is taken from their most recent audited financial statements as filed with the Securities and Exchange Commission. We make no representation as to the accuracy and completeness of the financial information provided but have no reason not to believe the accuracy and completeness of the financial information. It should be noted that none of these companies has any duty, contractual or otherwise, to advise us of any events which might have occurred subsequent to the date of such information which could affect the significance and accuracy of such information.
HealthSouth Corporation

	For the Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in millions)
Net operating revenues	$1,752.5	$1,711.6
Loss from continuing operations before income tax (benefit) expense	$(123.6)	$(514.6)
Net income (loss)	$653.4	$(625.0)

	As of Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in millions)
Total assets	$2,050.6	$3,360.8
Long-term debt, including current portion	$2,042.7	$3,376.7
Shareholders’ deficit	$(1,554.5)	$(2,184.6)
For more detailed information regarding HealthSouth Corporation, please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.
Community Health Systems, Inc.

	For the Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in thousands)
Net operating revenues	$7,127,494	$4,180,136
Income from continuing operations before income taxes	$102,900	$287,847
Net income	$30,289	$168,263

	As of Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in thousands)
Total assets	$13,493,643	$4,506,579
Long-term debt	$9,077,367	$1,905,781
Shareholders’ equity	$1,710,804	$1,723,673
For more detailed information regarding Community Health Systems, Inc., please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.
Iasis Healthcare LLC

	For the Fiscal Year Ended
	9/30/2007	9/30/2006
	(audited)
	(in thousands)
Total net revenue	$1,849,984	$1,625,996
Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$67,926	$61,837
Net earnings (loss)	$41,604	$39,549

	As of Fiscal Year Ended
	9/30/2007	9/30/2006
	(audited)
	(in thousands)
Total assets	$2,186,422	$1,967,835
Long-term debt and capital lease obligations	$1,023,621	$889,513
Member’s equity	$691,514	$656,496
For more detailed information regarding Iasis Healthcare LLC, please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.
Health Management Associates, Inc.

	For the Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in thousands)
Net revenue	$4,392,086	$4,050,425
Income from continuing operations before income taxes	$187,496	$296,502
Net income	$119,879	$182,749

	As of Fiscal Year Ended
	12/31/2007	12/31/2006
	(audited)
	(in thousands)
Total assets	$4,643,919	$4,490,952
Long-term debt and capital lease obligations, less current maturities	$3,566,355	$1,296,403
Total Stockholders’ equity	$81,028	$2,406,122
For more detailed information regarding Health Management Associates, Inc., please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.

Item 6. Exhibits.
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2008. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2008) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: November 7, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2008. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2008) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.