Form 10-K
period 2008-12-31
MEDICAL PROPERTIES TRUST INC
filed 2009-03-13
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of 6/30/2008, the aggregate market value of the 64,166,383 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant was $649,363,796 based upon the last reported sale price of $10.12 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 1, 2009, 80,119,558 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

A WARNING ABOUT FORWARD LOOKING STATEMENTS
PART I
ITEM 1. Business
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
ITEM 9B. Other Information
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-10.71
EX-10.72
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-10.77
EX-10.78
EX-10.79
EX-10.80
EX-10.81
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and “Our Business.”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business strategy;

•	changes in healthcare laws and regulations;

•	availability and terms of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	national and local economic, business, real estate and other market condition;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

(i)

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to attain and maintain our status as a REIT for federal and state income tax purposes; and

•	the impact of the current credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

(ii)

PART I

ITEM 1.	Business

Overview

We are a self-advised real estate investment trust (“REIT”) that acquires, develops, leases and makes other investments in healthcare facilities providing state-of-the-art healthcare services. We lease our facilities to healthcare operators pursuant to long-term net leases, which require the tenant to bear most of the costs associated with the property. In addition, we make long-term, interest-only mortgage loans to healthcare operators, and from time to time, we also make working capital and acquisition loans to our tenants.

We were formed as a Maryland corporation on August 27, 2003 to succeed to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed by one of our founders in December 2002. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 for our calendar year 2004 Federal income tax return. To qualify as a REIT, we make a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we are not subject to corporate federal income tax with respect to income distributed to our stockholders. See Note 5 of Item 8 in Part II of this Annual Report on Form 10-K for information on income taxes.

We conduct substantially all of our business through our subsidiaries, MPT Operating Partnership, L.P., and MPT Development Services, Inc. (our taxable REIT subsidiary) References in this Annual Report on Form 10-K to “Medical Properties Trust,” “Medical Properties,” “we,” “us,” “our,” and the “Company” include Medical Properties Trust, Inc. and our subsidiaries.

Since April 2004, we have issued at various times approximately 63.4 million shares of common stock for net proceeds of approximately $668.1 million. At March 1, 2009, we have approximately $1.3 billion invested in healthcare real estate and related assets.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, is considered a single reportable segment as further discussed in our Consolidated Financial Statements, Note 2 — “Summary of Significant Accounting Policies”, in Part II, Item 8 of this Annual Report on Form 10-K. All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future. The following is our revenue by operating type for the year ended December 31 (dollars in thousands):

Revenue by property type:

	2008		2007		2006

General Acute Care Hospitals	$82,439	70.1%	$60,158	73.6%	$20,175	55.4%
Long-term Acute Care Hospitals	25,200	21.4%	17,939	21.9%	13,524	37.2%
Rehabilitation Hospitals	7,418	6.3%	3,689	4.5%	2,704	7.4%
Wellness Centers	1,612	1.4%	—	0%	—	0%
Medical Office Buildings	894	0.8%	—	0%	—	0%

Total revenue	$117,563	100.0%	$81,786	100.0%	36,403	100%

During 2008, we:

•	invested approximately $431 million in new healthcare real estate assets;

•	increased total portfolio assets 41% to approximately $1.3 billion at December 31, 2008;

•	sold three facilities operated by Vibra Healthcare for proceeds of $105 million;

•	increased total revenues by 44% for 2008; and

•	completed offerings of 12,650,000 shares of common stock and $82.0 million in exchangeable notes

Portfolio of Properties

As of March 1, 2009, our portfolio consisted of 51 properties: 48 facilities which we own are leased to 13 tenants and the three investments in facilities are in the form of mortgage loans to two operators. Our owned facilities consisted of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. We intend to continue to focus on investments in licensed hospitals as our primary line of business.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, and general acute care hospitals.

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report released in January 2008 by the Centers for Medicare and Medicaid Services (“CMS”), the healthcare industry represented 16.0% of U.S. GDP in 2008 and was projected to represent 20% by 2018.

The delivery of healthcare services requires real estate and, as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•	compelling demographics driving the demand for healthcare services;

•	specialized nature of healthcare real estate investing; and

•	ongoing consolidation of the fragmented healthcare real estate sector.

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

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedural volumes by type;

•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ and borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ and borrowers’ profitability; and

•	the competition and demographics of the local and surrounding areas in which the tenants and borrowers operate.

Our Leases and Loans

The leases for our facilities are “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance. Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have remaining terms of 3 to 15 years and generally provide for annual rent or interest escalation and, in some cases, percentage rent, if any. In addition, in November 2008 we entered into a new lease agreement for Shasta Regional Medical Center in Redding, California. The new operator, an affiliate of Prime Healthcare Services, Inc. (“Prime”), agreed to pay up to $20.0 million in additional rent and profit participation based on the expected future profitability, if any, of the new lessee’s operations.

Significant Tenants

At March 1, 2009, we had leases with 13 hospital operating companies covering 47 facilities and we had mortgage loans with two hospital operating companies. Affiliates of Prime leased 11 of our facilities and we had mortgage loans on two facilities owned by affiliates of Prime. Total revenue from Prime affiliates in 2008 was approximately $39.1 million, or 33.3% of total revenue, up from approximately 30.4% in the prior year. At March 1, 2009, Vibra Healthcare, LLC (“Vibra”) leased six of our facilities. Total revenue from Vibra in 2008 was approximately $18.6 million, or 15.8% of total revenue, down from approximately 19.1% in the prior year. No other tenant accounted for more than 7% of our total revenues in 2008.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remediate hazardous or toxic substances or petroleum product releases or threats of releases. Such laws also impose certain obligations and liabilities on property owners with respect to asbestos containing materials. These laws may impose remediation responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. Investigation, remediation and monitoring costs may be substantial and can exceed the value of the property. The presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property.

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

Insurance

We have purchased general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases with tenants also require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Employees

We have 25 employees as of March 1, 2009. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755.

ITEM 1A.	Risk Factors

The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders.

The global economy is currently experiencing unprecedented levels of volatility in the capital markets, dislocation in the credit markets levels and intense recessionary pressures. These conditions, or similar conditions that may exist in the future, are likely to adversely affect our results of operations, financial condition, share price and ability to pay distributions to our stockholders. Among other potential consequences, the current crisis may materially adversely affect:

•	our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•	the financial condition of our tenants and operators, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	the values of our properties and our ability to dispose of assets at attractive prices or to obtain debt financing collateralized by our properties; and

•	the value and liquidity of our short-term investments and cash deposits, including as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors.

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financings and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, such as the current dislocation in the credit markets, we have had and may continue to have limited access to capital from the equity and debt markets. If these conditions persist or worsen, virtually all of our available capital may be required to meet existing commitments and to reduce existing debt as we have significant maturities coming due in 2011 of approximately $360 million (assuming we extend our revolving credit facility due in 2010 for one additional year). We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties on a competitive basis or to meet our obligations. Our ability to grow through acquisitions and developments will be further limited if we are unable to obtain debt or equity financing, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of December 31, 2008, we had $638.4 million of debt outstanding. During 2008, we incurred debt, including $82.0 million in aggregate principal amount of our Operating Partnership’s exchangeable senior notes due 2013, and borrowed under our credit facilities in order to fund the acquisition of 26 healthcare properties. As of March 1, 2009, we had total outstanding indebtedness of approximately $580 million and approximately $74 million available to us for borrowing under our existing revolving credit facilities, and $6.3 million in unfunded commitments.

Our indebtedness could have significant effects on our business. For example, it could:

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the approximately $288.0 million in variable interest rate debt that we had outstanding as of December 31, 2008.

If interest rates were to increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.

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

As of December 31, 2008, we had approximately $288.0 million in variable interest rate debt ($230 million at March 1, 2009), which constitutes 45% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities.

Accordingly, we rely almost exclusively on rent payments from our tenants under leases or interest payments from operators under mortgage loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities, or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

At March 1, 2009, two of our facilities, River Oaks (located in Houston, Texas) and Bucks (located in Bensalem, Pennsylvania) are vacant due to tenant defaults and thus are not generating any revenues for us. We are currently working to re-lease or sale these facilities, but given the current economy no assurances can be made that we will be able to re-lease them in the near future. Our inability to re-lease or sale these facilities will have an adverse effect on our results of operations, financial condition, and our ability to make distributions to our stockholders.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. For example, in connection with our termination of leases relating to the Houston Town and Country Hospital and Medical Office Building in late 2006, we were subsequently named as one of a number of defendants in ongoing lawsuits filed by various affiliates of the defaulting tenant. Resolution of these types of lawsuits in a manner materially adverse to us may adversely affect our financial condition and results of operations. If a tenant-operator defaults and we choose to terminate our lease, we then would be required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants (such as with the former tenants of our River Oaks and Bucks facilities) under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Prime and Vibra.

As of December 31, 2008, our real estate portfolio included 51 healthcare properties in 21 states leased to 14 hospital operating companies; three of the investments are in the form of mortgage loans to two separate operating companies. Affiliates of Prime leased or mortgaged 13 facilities, representing 37.8% of the original total cost of our operating facilities and mortgage loans as of December 31, 2008, and Vibra, leased six of our facilities, representing 10.7% of the original total cost of our operating facilities and mortgage loans as of December 31, 2008. Total revenue from Prime and Vibra, including rent, percentage rent and interest, was approximately $39.1 million and $18.6 million, respectively, or 33.3% and 15.8%, respectively, of total revenue from continuing operations in the year ended December 31, 2008.

In 2008, we completed transactions with Prime for approximately $134.5 million. We may pursue additional transactions with Prime or Vibra in the future. Our relationship with Prime and Vibra, and their respective financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Prime and Vibra to make rent and loan payments to us, and their failure or delay to meet these obligations would have a material adverse effect on our financial condition and results of operations.

Accounting rules may require consolidation of entities to which we have made loans and other adjustments to our financial statements.

The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”),” in January 2003, and a further interpretation in December 2003 (“FIN 46-R”, and collectively “FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities. FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. Under certain circumstances, generally accepted accounting principles may require us to consolidate certain companies that are thinly capitalized for which we have provided loans. The resulting accounting treatment of certain income and expense items may adversely affect our results of operations, and consolidation of balance sheet amounts may adversely affect any loan covenants.

The bankruptcy or insolvency of our tenants under our leases could seriously harm our operating results and financial condition.

Some of our tenants are, and some of our prospective tenants may be, newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. For example, Hospital Partners of America Inc., affiliates of whom leased our Shasta and River Oaks facilities, filed for bankruptcy protection in September 2008. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

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

We may not be able to adapt our management and operational systems to manage the net-leased facilities we have acquired and are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate and mortgage investments are and will continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We have acquired and have developed and have made mortgage investments in and expect to continue acquiring and developing and making mortgage investments in healthcare facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

Real estate investments are relatively illiquid. Additionally, the real estate market is affected by many factors beyond our control, including adverse changes in national and local economic and market conditions and the availability, costs and terms of financing. Our ability to quickly sell or exchange any of our facilities in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any facility that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Development and construction risks could adversely affect our ability to make distributions to our stockholders.

We have completed development and construction of three facilities which are now in operation. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund distributions. We cannot assure you that future development projects will occur without delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

We may be subject to risks arising from future acquisitions of healthcare properties.

We may be subject to risks in connection with our acquisition of healthcare properties, including without limitation the following:

•	we may have no previous business experience with the tenants at the facilities acquired, and we may face difficulties in managing them;

•	underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of the existing lease agreements relating to the facilities, disruptions caused by the management of our tenants or changes in economic conditions;

•	diversion of our management’s attention away from other business concerns;

•	exposure to any undisclosed or unknown potential liabilities relating to the acquired facilities; and

•	potential underinsured losses on the acquired facilities.

We cannot assure you that we will be able to manage the new properties without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

In addition, some of our properties may be acquired through our acquisition of all of the ownership interests of the entity that owns such property. Such an acquisition at the entity level rather than the asset level may expose us to additional risks and liabilities associated with the acquired entity.

Our facilities may not achieve expected results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results and our ability to make the distributions to our stockholders required to maintain our REIT status.

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire and develop facilities will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that future acquisitions and developments will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income, excluding net capital gain, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of our common stock, provided certain conditions are met. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow would likely be curtailed, amounts available for distribution to stockholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

Newly-developed or newly-renovated facilities may not have operating histories that are helpful in making objective pricing decisions. The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

Our leases generally require our tenants to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment.

Our capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to make distributions to stockholders.

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained Phase I environmental assessments on all facilities we have acquired or developed or on which we have made mortgage loans, and intend to obtain on all future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

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

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect our operations or the operations of our tenants. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their lease obligations. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider leases space from us and, in turn, subleases space to physicians or other referral sources at less than a fair market value rental rate, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases require the lessees to agree to comply with all applicable laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations.

Applicable Laws

Anti-Kickback Statute.  The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration directly or indirectly in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil sanctions, including civil penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

The Office of Inspector General of the Department of Health and Human Services, or OIG, has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nevertheless, the fact that a particular arrangement does not meet safe harbor requirements does not mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure lease arrangements involving facilities in which local physicians are investors and tenants so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

Federal Physician Self-Referral Statute (“Stark Law”).  Any physicians investing in our company or its subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services,” including inpatient and outpatient hospital services, clinical laboratory services and radiology services, paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. Unlike safe harbors under the Anti-Kickback Statute, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

CMS has issued multiple phases of final regulations implementing the Stark Law. CMS continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

The False Claims Act.  The federal False Claims Act prohibits the making or presenting of any false claim for payment to the federal government; it is the civil equivalent to federal criminal provisions prohibiting the submission of false claims to federally funded programs. Additionally, qui tam, or whistleblower, provisions of the federal False Claims Act allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Whistleblowers may collect a portion of the government’s recovery — an incentive which increases the frequency of such actions. A successful False Claims Act case may result in a penalty of three times actual damages, plus additional civil penalties payable to the government, plus reimbursement of the fees of counsel for the whistleblower. Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability.

The Civil Monetary Penalties Law.  The Civil Monetary Penalties law prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent. The penalties include a monetary civil penalty of up to $10,000 for each item or service, $15,000 for each individual with respect to whom false or misleading information was given, as well as treble damages for the total amount of remuneration claimed.

HIPAA Administrative Simplification and Privacy Requirements.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. Compliance with these regulations is mandatory for the tenant-operators of our facilities. HIPAA standards are intended to protect the privacy and security of individually identifiable health information. In addition, HIPAA requires that each provider receive, and by May 23, 2008 exclusively use, a National Provider Identifier. We believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

Licensure.  Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs.

EMTALA.  All of our hospitals that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital. Our lease agreements require lessees to comply with EMTALA, and we believe our tenant-operators conduct business in substantial compliance with EMTALA.

Antitrust Laws.  The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but future review of our practices by courts or regulatory authorities could result in a determination that could adversely affect our operations, or the operations of our tenants.

Healthcare Industry Investigations.  Significant media and public attention has focused in recent years on the hospital industry. While we are currently not aware of any material investigations of our facilities under federal or state healthcare laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

Regulatory and Legislative Developments.  Healthcare continues to attract intense legislative and public interest particularly with the election of our new U.S. President and shift of power in Congress to the democratic party. Recently, various legislative proposals have been introduced or proposed both in Congress and in state legislatures that would have a significant impact on the healthcare system. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Hospital operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payer mix, as well as increases in operating expenses that exceed increases in payments under the Medicare program. In addition, federal and state regulating bodies may adopt yet further prohibitions on the types of contractual arrangements between physicians and the healthcare providers to which they refer. More importantly, restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals may continue. Finally, other initiatives include pay-for-performance and other quality-based payment systems; efforts to establish universal healthcare coverage, patient and drug safety, and pharmaceutical drug pricing; and compliance activities under Medicare Part D. We cannot predict whether any such proposals or initiatives will be adopted, or if adopted, whether our business or that of our tenants will be adversely impacted.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants and operators may include the Medicare and Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

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

Over the past several years, CMS has increased its attention on reimbursement for long term acute care hospitals, or LTACHs, and inpatient rehabilitation facilities, or IRFs. CMS has imposed regulatory restrictions on LTACH and IRF reimbursement. A significant number of our tenants operate LTACHs and IRFs. We expect that CMS will continue to explore implementing other restrictions on LTACH and IRF reimbursement, and possibly develop more restrictive facility and patient level criteria for these types of facilities. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with such laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make lease and loan payments to us.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals, will continue in future years and could adversely affect our tenants and their operations, and in turn their ability to make lease and loan payments to us.

Some of our tenant-operators have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and loan payments to us.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us.

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

Medical Properties’ charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions and reduce the value of Medical Properties’ common stock. To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, no more than 50% in value of Medical Properties’ outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Medical Properties’ charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including Medical Properties’ common stock. Generally, Medical Properties’ common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make Medical Properties’ common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of Medical Properties’ common stock.

Medical Properties’ charter and bylaws contain provisions that may impede third-party acquisition proposals that may be in the best interests of our stockholders. Medical Properties’ charter and bylaws also provide that our directors may only be removed by the affirmative vote of the holders of two-thirds of Medical Properties common stock, that stockholders are required to give us advance notice of director nominations and new business to be conducted at our annual meetings of stockholders and that special meetings of stockholders can only be called by our president, our board of directors or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of Medical Properties’ common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.

We depend on the services of Edward K. Aldag, Jr., R. Steven Hamner, Emmett E. McLean, and Michael G. Stewart to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or developed. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Our UPREIT structure may result in conflicts of interest between Medical Properties’ stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, Medical Properties has fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties Medical Properties’ officers and directors owe to its stockholders. These conflicts may result in decisions that are not in the best interest of our stockholders.

TAX RISKS ASSOCIATED WITH OUR STATUS AS A REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of Medical Properties’ common stock.

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

Loans to our tenants could be recharacterized as equity, in which case our interest income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra facilities, our taxable REIT subsidiary made a loan to Vibra in an aggregate amount of approximately $41.4 million to acquire the operations at those Vibra Facilities. As of March 1, 2009, that loan had been reduced to approximately $21.0 million. Our taxable REIT subsidiary also made a loan of approximately $6.2 million to Vibra and its subsidiaries for working capital purposes, which has been paid in full. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiary bears interest at an annual rate of 9.25%.

Our taxable REIT subsidiary has made and will make loans to tenants to acquire operations or for other purposes. The Internal Revenue Service, or IRS, may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the interest that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiary, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2008, our portfolio consisted of 51 properties: 48 facilities which we own are leased to fourteen operators with the remainder in the form of mortgage loans to two operators, totaling an aggregate of approximately 5.3 million square feet and 5,115 licensed beds (dollars in thousands).

	Total 2008	Percentage of	Total
State	Revenue	Total Revenue	Investment

Arizona	$492	0.42%	$7,057
Arkansas	803	0.68%	19,523
California	51,030	43.40%	560,947
Colorado	1,498	1.27%	9,503
Connecticut	828	0.70%	7,837
Florida	1,556	1.32%	25,809
Idaho	3,689	3.14%	41,803
Indiana	6,863	5.84%	60,695
Kansas	1,337	1.14%	19,719
Louisiana	3,610	3.07%	36,971
Massachusetts	6,686	5.69%	47,355
Michigan	971	0.83%	13,608
Missouri	2,628	2.24%	41,442
Oregon	3,450	2.93%	27,677
Pennsylvania	3,011	2.56%	44,521	(A)
Rhode Island	363	0.31%	3,737
South Carolina	2,953	2.51%	37,955
Texas	19,653	16.72%	184,776	(B)
Utah	4,565	3.88%	66,354
Virginia	536	0.46%	10,915
West Virginia	1,041	0.89%	21,790

	$117,563	100.0%	$1,289,994

(A)	Represents our Bucks County hospital and medical office building. On January 30, 2009, we terminated the lease with the existing tenant and the hospital is no longer operating. We are currently evaluating options to sell or lease the facilities to a new operator.

(B)	Includes our River Oaks facilities that are currently not being operated. Our total investment in the River Oaks facilities is $34.7 million. We are currently repairing the facilities due to the damage caused by Hurricane Ike, while also looking for a new tenant(s) to lease the facilities or for a buyer(s) to potentially purchase the facilities.

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

General Acute Care Hospitals	24	3,526,956	3,661
Long-Term Acute Care Hospitals	13	937,278	1,018
Medical Office Buildings	2	80,710	NA
Rehabilitation Hospitals	6	473,543	436
Wellness Centers	6	251,213	NA

	51	5,269,700	5,115

ITEM 3.	Legal Proceedings

In October 2006, two of our subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”), the operator of a hospital and medical office building complex that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that our defendants’ conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.

In May 2007, Stealth itself filed a cross claim against our subsidiaries and the interim operator, later amended to include us, our operating partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, and that we operated all our subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth’s most recent amended filing consolidated all of its claims against us in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.

The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. At this time, this case is set for trial in May, 2009. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue defending them vigorously.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends declared by us with respect to each such period.

	High	Low	Dividends

Year ended December 31, 2008
First Quarter	$13.00	$9.56	$0.27
Second Quarter	12.89	10.10	0.27
Third Quarter	11.96	9.40	0.27
Fourth Quarter	11.34	3.67	0.20
Year ended December 31, 2007
First Quarter	$16.70	$14.44	$0.27
Second Quarter	15.25	12.16	0.27
Third Quarter	13.88	10.86	0.27
Fourth Quarter	13.99	9.80	0.27

On March 11, 2009, the closing price for our common stock, as reported on the New York Stock Exchange, was $3.69. As of March 11, 2009, there were 83 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue the policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our Credit Agreement, signed in November 2007, limits the amounts of dividends we can pay to 100% of funds from operations, as defined in the Credit Agreement, on a rolling four quarter basis.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2005 through December 31, 2008, among Medial Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not necessarily indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

Index	07/07/05	12/31/05	12/31/06	12/31/07	12/31/08
Medical Properties Trust, Inc.	100.00	96.50	163.45	118.15	80.81
Russell 2000	100.00	104.29	123.44	121.51	80.45
NAREIT All Equity REIT Index	100.00	98.41	132.92	112.06	69.78
SNL US REIT Healthcare	100.00	95.19	137.89	139.87	124.54

ITEM 6.	Selected Financial Data

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”, and Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations” in this Form 10-K.

During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income or funds from operations.

The following table sets forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2008 (dollars in thousands):

	2008(1)	2007(1)	2006(1)	2005(1)	2004(1)

OPERATING DATA
Total revenue	$117,563	$81,786	$36,403	$16,512	$4,444
Depreciation and amortization	25,561	10,342	4,437	1,915	345
General and administrative expenses	24,198	15,683	10,080	7,915	5,636
Interest expense	(40,652)	(28,236)	(4,418)	(1,521)	(33)
Income (loss) from continuing operations	27,205	27,889	17,983	7,252	(640)
Income from discontinued operations	7,282	13,351	12,177	12,388	5,216

Net income (loss)	$34,487	$41,240	$30,160	$19,640	$4,576

Income (loss) from continuing operations per diluted common share	$0.44	$0.58	$0.45	$0.23	$(0.03)
Income from discontinued operations per diluted common share	0.11	0.28	0.31	0.38	0.27

Net income (loss) per diluted common share	$0.55	$0.86	$0.76	$0.61	$0.24

Weighted average number of common shares — diluted	62,144,011	47,903,432	39,701,976	32,370,089	19,312,634
OTHER DATA
Dividends declared per common share	$1.01	$1.08	$0.99	$0.62	$0.21
Reconciliation of Net Income to Funds from Operations
Net income (loss)	$34,487	$41,240	$30,160	$19,640	$4,576
Depreciation and amortization(2)	26,319	12,671	6,705	4,183	1,479
(Gain) on sale of real estate sold	(9,305)	(4,062)	—	—	—

Funds from operations(3)	$51,501	$49,849	$36,865	$23,823	$6,055

Funds from operations per diluted common share	$0.83	$1.04	$0.93	$0.74	$0.31

(1)	We invested $469.5 million, $342.0 million, $303.4 million, $222.4 million, and $194.8 million in real estate in 2008, 2007, 2006, 2005, and 2004, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on form 10-K for further information on acquisitions of real estate and new loans. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual report on

Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

(2)	Also includes depreciation and amortization reflected in discontinued operations related to properties sold or held for sale.

(3)	Funds From Operations, or FFO, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

	December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004(1)

BALANCE SHEET DATA
Real estate assets — at cost	$996,965	$649,963	$558,124	$337,102	$151,690
Other loans and investments	293,523	265,758	150,173	85,813	50,224
Cash and equivalents	11,748	94,215	4,103	59,116	97,544
Total assets	1,311,440	1,051,660	744,757	495,453	306,506
Debt	638,366	480,525	304,962	65,010	56,000
Other liabilities	54,473	57,937	95,022	71,992	17,778
Minority interests	243	77	1,052	2,174	1,000
Total stockholders’ equity	618,358	513,121	343,721	356,277	231,728
Total liabilities and stockholders’ equity	1,311,440	1,051,660	744,757	495,453	306,506

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 2% to 2.5%, although some of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

We selectively make loans to certain of our operators through our taxable REIT subsidiary, which they use for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities. For purpose of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, we conduct business operations in one segment.

At December 31, 2008, our portfolio consisted of 51 properties: 48 healthcare facilities which we own are leased to 14 tenants with the remainder in the form of mortgage loans collateralized by interests in health care real estate. We have one acquisition loan outstanding, the proceeds of which our tenant used for the acquisition of six hospital operating companies. The facilities we owned and the facilities that collateralized our mortgage loans were in twenty-one states, had a carrying cost of approximately $1.2 billion (including the balances of our mortgage loans) and comprised approximately 90.1% of our total assets. Our acquisition and other loans of approximately $108.5 million represented approximately 8.3% of our total assets. We do not expect the aggregate of such non-mortgage loans and certain other non-real estate investments at any time to exceed 25% of our total assets. We also had cash and temporary investments of approximately $11.7 million that represented approximately 0.9% of our total assets.

During the second and third quarters of 2008, we completed the acquisition from a single seller of 20 properties leased to 7 unrelated operators. These 20 facilities represent an investment of approximately $357.2 million. Four of the seven operators (HealthSouth Corporation, Community Health Systems, Inc., Iasis Healthcare LLC and Health Management Associates, Inc.) are publicly reporting companies and 69.4% of the aggregate rent of the acquired portfolio is guaranteed by such publicly reporting companies.

In May 2008, we acquired a long-term acute care hospital in Detroit, Michigan at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (“Vibra”).

Also in May 2008, we completed the sale of three rehabilitation facilities to Vibra Healthcare and realized proceeds from sale and related lease termination fees and loan partial pre-payment totaling $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan partial prepayment. We realized a total gain on the sale of these facilities of approximately $9.3 million and wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. Income from these properties is reflected as income from discontinued operations in our consolidated financial statements for the years ended December 31, 2008, 2007, and 2006.

In June 2008, we entered into a $60 million financing arrangement with affiliates of Prime related to three southern California hospital campuses operated by Prime. In July 2008, we acquired one of the facilities from a Prime affiliate for approximately $15.0 million and in November 2008 acquired the remaining two facilities for an aggregate cost of approximately $45 million and entered into 10-year leases with Prime affiliate.

We financed our 2009 acquisitions using proceeds from our March 2008 issuance of debt and equity (see Note 4 — Debt and Note 9 — Common Stock in Item 8 of this 10-K), from our existing revolving credit facilities and from the sale of three rehabilitation facilities to Vibra in May 2008. (see Note 11 — Discontinued Operations in Item 8 of this 10-K).

In August 2007, we acquired two general acute care hospitals in Houston, Texas (“River Oaks”) and Redding (“Shasta”), California at a cost of $100.0 million and entered into operating leases with the operators, affiliates of Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company. In June 2008, we received notification from the Houston operator that due in part to irregularities recently discovered by independent members of the HPA board of directors, the Houston hospital would close and enter bankruptcy proceedings. The operator has not paid rent since June 2008. In August 2008, the Redding operator notified us that it would not pay rent commencing in September. On September 24, 2008, HPA and most of its affiliates (other than the Redding operator and management company) entered into bankruptcy proceedings.

In September 2008, our Houston facilities were damaged by Hurricane Ike. We recorded a $1.3 million charge in the fourth quarter of 2008 related to our insurance deductible. Our Houston facilities are comprised of two separate campuses that will likely be resolved independent of each other. In addition to the value of the facilities that would result from sale or re-leasing, we also have an interest in certain accounts receivable of the Redding facility. Accordingly, we believe that proceeds from the sale, lease and security for the facilities will be sufficient to recover our investments in the Houston real estate. Upon the original purchase transaction in August 2007, a portion of the Houston purchase price was allocated to intangible lease costs and was being amortized over the term of the lease. We recorded $1.8 million of accelerated amortization related to this lease intangible and a $0.6 million charge for the write-off of straight-line rent associated with the Houston facilities in the third quarter of 2008.

In November 2008, we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million in the previous lease to $63.0 million and to pay up to $20.0 million in additional rent and profit participation subject to the future profitability of the new lessee’s operations. Upon the original purchase transaction in August 2007, a portion of the Redding purchase price was allocated to intangible lease costs and was being amortized over the term of the lease. We recorded $2.7 million of accelerated amortization related to this lease intangible and a $0.9 million charge for the write-off of straight-line rent associated with the Redding hospital in the third quarter of 2008.

We expensed approximately $1.2 million of costs associated with the bankruptcy of Hospital Partners of America Inc., the parent of the former tenants at both River Oaks and Shasta. We believe some these costs may be substantially recovered through collection of pre-bankruptcy accounts receivable on which we have a first lien plus other assets. However, we do not expect to recognize any recovery until the issues surrounding the bankruptcy proceedings are clarified.

In late January 2009, the current operator of our Bucks County facility gave notice of their intentions to close the facility. The lease was terminated on January 30, 2009 and operations at the Bucks County facility have ceased. We are in the process of negotiating with potential new operators or buyers. We have stopped accrual of revenue from the Bucks County Hospital and have recorded charges for the write-off of straight-line rent ($3.0 million) and other receivables ($1.7 million) as of December 31, 2008.

In January 2009, we issued 13.3 million shares of common stock resulting in net proceeds of approximately $68.4 million. We used these proceeds to pay down our existing revolver. At March 1, 2009 we had approximately $580 million of debt of which approximately $350 million had interest rates that were fixed and carried a weighted average rate of approximately 7.4% and approximately $230 million had variable rates with a weighted average of approximately 2.5%.

At March 1, 2009, we had approximately $74 million of cash and immediate availability under our revolving credit agreements.

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

Accordingly, our management determines, in our judgment, to what extent the straight-line rent receivable applicable to each specific tenant is collectible. We review each tenant’s straight-line rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the facility is located. If it becomes probable that we will not collect some or all of the straight-line rent that we have accrued, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable.

We make loans to our tenants and from time to time may make construction or mortgage loans to facility owners or other parties. We recognize interest income on loans as earned based upon the principal amount outstanding. These loans are generally collateralized by interests in real estate, receivables, the equity interests of a tenant, or corporate and individual guarantees and are usually cross-defaulted with their leases and/or other loans. We periodically evaluate loans to determine what amounts, if any, may not be collectible. Accordingly, a provision for losses on loans receivable is recorded when it becomes probable that the loan will not be collected in full. The provision is an amount which reduces the net present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if any. At that time, we discontinue recording interest income.

Investments in Real Estate.  We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful life of generally 40 years for buildings and improvements, three to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant-owned improvements and leasehold interests.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2008 and 2007.

Purchase Price Allocation.  We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because our strategy to a large degree involves the origination and acquisition of long term lease arrangements at market rates relative to our acquisition costs, we do not expect the above-market and below-market in-place lease values to be significant for many of our anticipated transactions.

We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from three to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which range primarily from one to 19 years at December 31, 2008. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense. At December 31, 2008, we have assigned no value to customer relationship intangibles.

Loans:  Loans consist of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows or the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Losses from Rent Receivables:  A provision for losses on rent receivables is recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any.

Accounting for Derivative Financial Investments and Hedging Activities.  We account for our derivative and hedging activities, if any, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

In 2006, we entered into derivative contracts as part of our offering of Exchangeable Senior Notes (the “2006 exchangeable notes”). The contracts are generally termed “capped call” or “call spread” contracts. These contracts are financial instruments that are separate from the exchangeable notes themselves, but affect the overall potential number of shares which will be issued by us to satisfy the conversion feature in the exchangeable notes. The 2006 exchangeable notes can be exchanged into shares of our common stock when our stock price exceeds $16.46 per share, which is the equivalent of 60.7502 shares per $1,000 note. The number of shares actually issued upon conversion is equivalent to the amount by which our stock price exceeds $16.46 times the 60.7502 conversion rate. The “capped call” transaction allows us to effectively increase that exchange price from $16.46 to $18.94. Therefore, our shareholders will not experience dilution of their shares from any settlement or conversion of the 2006 exchangeable notes until the price of our stock exceeds $18.94 per share rather than $16.46 per share. When evaluating this transaction, we followed the guidance in Emerging Issues Task Force (EITF) No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 00-19 requires that contracts such as this “capped call” which meet certain conditions must be accounted for as permanent adjustments to equity rather than periodically adjusted to their fair value as assets or liabilities. We have evaluated the terms of these contracts and recorded this “capped call” as a permanent adjustment to stockholders’ equity in 2006.

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 exchangeable notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of 2008 exchangeable notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The 2008 exchangeable notes will pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The 2008 exchangeable notes have an initial exchange rate of 80.8898 shares of our common stock per $1,000 principal amount of the notes, representing an exchange price of approximately $12.36 per common share. The 2008 exchangeable notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

The 2006 and 2008 exchangeable notes contain conversion features as described above. SFAS No. 133 states that embedded derivative contracts, such as the conversion features in the notes, should not be treated as a financial instrument separate from the notes if they meet certain conditions in EITF No. 00-19. We have evaluated the conversion feature in the 2006 and 2008 exchangeable notes and have determined that they should not be reported separately from the debt. However, in May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The FSP requires that the initial debt proceeds from the sale of our 2006 and 2008 exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount (equaled to the value assigned to the equity component) would be amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for our fiscal year beginning on January 1, 2009 and requires retroactive application to the 2006 and 2008 exchangeable notes, which we currently estimate will result in us recognizing an additional non-cash interest expense of approximately $2.1 million in 2009.

Variable Interest Entities.  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46, which is termed FIN 46(R). FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than voting rights, guidance on how to determine which business enterprise should consolidate such an entity, and guidance on when it should do so. This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. An entity meeting either of these two criteria is a variable interest entity, or VIE. A VIE must be consolidated by any entity which is the primary beneficiary of the VIE. If an entity is not the primary beneficiary of the VIE, the VIE is not consolidated. We periodically evaluate the terms of our relationships with our tenants and borrowers to determine whether we are the primary beneficiary and if we should consolidate such tenant or borrower. At December 31, 2008, 2007, and

2006, we have determined that we are not the primary beneficiary of any such VIE nor were there any reconsideration events, as defined, during 2008, 2007, or 2006.

Stock-Based Compensation.  Prior to 2006, we used the intrinsic value method to account for the issuance of stock options under our equity incentive plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) became effective for our annual and interim periods beginning January 1, 2006, but had no material effect on the results of our operations. During the years ended December 31, 2008, 2007, and 2006 we recorded approximately $6.4 million, $4.5 million, and $2.9 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we also granted performance-based restricted share awards. Because these awards will vest based on our performance, we must evaluate and estimate the probability of achieving those performance targets. Any changes in these estimates and probabilities must be recorded in the period when they are changed. In 2007, the Compensation Committee made awards which are earned only if we achieve certain stock price levels, total shareholder return or other market conditions. The 2007 awards were made pursuant to our 2007 Multi-Year Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period. We recognize expense over the vesting period on the straight-line method for service based awards. The CPRE and SPRE awards vest based on what SFAS No. 123(R) terms “market conditions”. Market conditions are vesting conditions which are based on our stock price levels or our total shareholder return (stock price and dividends) compared to an index of other REIT stocks. The SPRE awards require additional service after being earned, if they are in fact earned. For the CPRE awards, the period over which the awards are earned is not fixed because the awards provide for cumulative measures over multiple years. SFAS No. 123(R) requires that we estimate the period over which the awards will likely be earned, regardless of the period over which the award allows as the maximum period over which it can be earned. Also, because some awards have multiple periods over which they can be earned, we must segregate individual awards into “tranches”, based on their vesting or estimated earning periods. These complexities required us to use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We used what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. Beginning in 2007, we began recording expense over the expected or derived vesting periods using the calculated value of the awards. We recorded expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. In some cases, if the award is not earned, we will be required to reverse expenses recognized in earlier periods. As a result, future stock-based compensation expense may fluctuate based on the potential reversal of previously recorded expense.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2008:

	Less Than			After
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Senior notes	$9,630,775	$17,348,352	$6,840,625	$134,231,658	$168,051,410
Exchangeable notes	16,037,500	168,986,596	91,330,589	—	276,354,685
Revolving credit facilities(1)	6,875,572	163,948,566	39,979,118	—	210,803,256
Term notes(2)	5,548,288	109,377,555	—	—	114,925,843
Operating lease commitments(3)	841,405	1,679,180	1,593,979	29,720,870	33,835,434
Purchase obligations	6,300,000	—	—	—	6,300,000

Totals	$45,233,540	$461,340,249	$139,744,311	$163,952,528	$810,270,628

(1)	Assumes the balance and interest rates are those in effect at December 31, 2008 and no principal payments are made until the expiration of the facilities.

(2)	Assumes interest rates are those in effect at December 31, 2008.

(3)	Some of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants.

Liquidity and Capital Resources

We generated cash of approximately $69.9 million from operating activities during 2008. In addition to these resources, which we used primarily for distributions to our stockholders and partial payments of acquisition prices and debt service, we received proceeds from the sale of approximately 12.6 million shares of our common stock ($128.3 million) and 9.25% exchangeable notes ($79.6 million). We also received total cash proceeds of approximately $30.0 million from a term loan facility and $105.0 million from the sale of three facilities to Vibra. These resources were used primarily for the acquisition of new healthcare facilities during 2008.

We expect a lower volume of acquisitions and other investments in 2009 than in any other recent year, and accordingly do not anticipate a current requirement for incremental financing. However, because we believe it possible that global economic conditions and capital markets will remain volatile through 2009 and beyond, we intend to continually evaluate our need for incremental liquidity and depending on availability, cost and other terms, we may elect to further improve our liquidity through additional debt and equity transactions.

At December 31, 2008, we had availability under our existing revolving credit facilities of $3 million and cash and equivalents of approximately $11.7 million. To improve our liquidity position, on January 7, 2009 we completed a public offering of 12.0 million shares of our common stock. Including the underwriters’ purchase of an additional 1.3 million shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and offering expenses, were approximately $68.4 million, which were substantially used to repay borrowings outstanding under our revolving credit facilities. Accordingly, at March 1, 2009, we had approximately $13.0 million in cash and $61.0 million available under our revolving credit facilities.

Our revolving credit agreement and term loans impose certain restrictions on us including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; and change our business. In addition, these agreements limit the amount of dividends we can pay to 100% of funds from operations, as defined in the agreements, on a rolling four quarter basis. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral.

In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. Subject to our compliance with these requirements, we may elect to extend the maturity of our $154.0 million revolving credit facility from its November 2010 scheduled maturity to November 2011. We were in compliance with all such requirements at December 31, 2008 and as of the date of this Annual Report on Form 10-K.

In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2008 and February 2009, our Board of Directors declared quarterly dividend distributions of $0.20 per share to our common stockholders of record on December 23, 2008 and March 19, 2009, respectively. The dividend declared in December was paid on January 22, 2009. See section titled “Distribution Policy” within this Item 7 of this Annual Report on Form 10-K for further information on our dividend policy along with the historical dividends paid on a per share basis.

Short-term Liquidity Requirements:  We have only nominal principal payments due and no maturities until November 2010. We believe that the liquidity available to us as described above, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, and distributions in compliance with REIT requirements during 2009.

Long-term Liquidity Requirements:  Our first significant maturity of debt comes due in November 2010 when our $30.0 million term loan and our $154.0 million revolving credit facility mature. However, of this approximately $182.0 million of debt coming due in 2010, $154.0 million ($93.0 million outstanding on March 1, 2009) relates to our revolving credit facility, which can be extended to 2011 so long as no default has occurred and we provide necessary notice of our intentions to extend the facility.

There is no assurance that conditions now existing in the credit markets will improve by November 2011, when $209 million of our debt comes due. Accordingly, while we plan to continually consider options to replace or refinance our existing debt arrangements if market conditions become more favorable, we will also evaluate other sources of liquidity including:

•	Property sales — we believe we have several assets that, even in the current credit environment, may attract purchasers willing and able to pay acceptable prices. However, we believe any possible sale transactions will be conditional on the purchaser’s ability to obtain acceptable financing, and there is no assurance that such financing will be available.

•	Incremental borrowings — we have recently successfully demonstrated our ability to access property level debt with attractive terms, providing liquidity for reduction of earlier maturing loans and debt. Moreover, our $30.0 million term loan that matures in 2010 is prepayable without penalty and is collateralized by properties with an estimated aggregate value of more than $340.0 million. Payment of this loan would make such collateral available for significant incremental borrowing. Because availability of credit is presently highly uncertain there is no assurance that we could obtain such incremental borrowings.

•	Extension of existing maturities — we expect that as market conditions improve, our existing lenders may be willing to offer additional extension options as our facilities mature. There is no assurance, however, that conditions will improve or that our lenders will offer extensions; moreover, pricing and other terms that may be associated with any such extensions may not be attractive to us.

In addition, we believe other alternatives which at present we are not considering may be available to us to meet our liquidity requirements in the event more traditional forms of capital are unavailable. These include the additional use of cash provided by operations, and the sale of equity and other securities. As an example, in January 2009, we sold 13.3 million shares of common stock generating $68.4 in net proceeds.

Results of Operations

We began operations during the second quarter of 2004. Since then, we have substantially increased our income earning investments each year, and we expect to continue to add to our investment portfolio, subject to the capital markets and other conditions described in this Annual Report on Form 10-K. Accordingly, we expect that future results of operations will vary from our historical results. The results of operations discussed for the year ended December 31, 2007 and 2006, have been adjusted to reflect the operations of five facilities which are recorded as discontinued operations in those years based on asset dispositions in 2008 and 2007.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net income for the year ended December 31, 2008 was $34,486,994 compared to net income of $41,239,639 for the year ended December 31, 2007.

A comparison of revenues for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007		Change
	(Dollar amounts in thousands)

Base rents	$82,319	70.0%	$42,620	52.1%	$39,699
Straight-line rents	3,971	3.4%	8,513	10.4%	(4,542)
Percentage rents	1,453	1.2%	301	0.4%	1,152
Interest from loans	28,536	24.3%	26,000	31.8%	2,536
Fee income	1,284	1.1%	4,352	5.3%	(3,068)

Total revenue	$117,563	100.0%	$81,786	100.0%	$35,777

Revenue for the year ended December 31, 2008, was comprised of rents (74.6%) and interest and fee income from loans (25.4%). Our base rents increased $23.6 million in 2008 due to the acquisition of 26 rent-producing facilities in 2008. Our fee income decreased in 2008 due to approximately $3.8 million in mortgage loan pre-

payment fees in 2007. Straight-line rents decreased as compared to 2007 due to the write-off of $4.5 million in straight-line rent receivables associated with the lease termination of River Oaks, Bucks County and our hospital in Redding, California.

Prime accounted for approximately for 33.3% and 30.4% of our gross revenues in 2008 and 2007, respectively. At December 31, 2008, assets leased and loaned to Prime comprised 37.2% of total assets and 37.8% of our total investment. Vibra accounted for 15.8% and 19.1% of our gross revenues in 2008 and 2007, respectively. This includes percentage rents of approximately $0.1 million and $0.2 million in 2008 and 2007, respectively. At December 31, 2008, assets leased and loaned to Vibra comprised 10.6% of our total assets and 10.7% of our total investment.

Depreciation and amortization during the year ended December 31, 2008 was $25,560,996, compared to $10,341,601 during the year ended December 31, 2007. All of this increase is related to an increase in the number of rent producing properties from 22 (cost — $568.1 million) at December 31, 2007 to 48 (cost — $996.5 million) at December 31, 2008 and the accelerated amortization of intangibles related to the termination of our leases with the River Oaks and Redding hospitals in September 2008 resulting in charges of $1.8 million and $2.7 million, respectively.

General and administrative expenses during the years ended December 31, 2008 and 2007, totaled $24,198,129 and $15,683,255, respectively, which represents an increase of 54.3%. The increase is partially due to an increase of approximately $1.9 million of non-cash share-based compensation expense from stock-based awards made during 2007 and 2008. We have also experienced an increase of approximately $0.5 million in salary and wage expense due to an increase in the number of employees in 2008 and higher travel and office expenses of approximately $890,000 as a result of the expansion of our portfolio. Additionally, we recorded a $1.7 million charge for the write-off of uncollectible base rent and other receivables related to the Bucks County hospital and a $1.3 million insurance deductible repair expense related to the impact of Hurricane Ike on our River Oaks Medical Center in Houston, Texas. In addition, we expensed $1.2 million of costs associated with the bankruptcy of Hospital Partners of America, the former tenant at both River Oaks and Shasta.

Interest expense for the years ended December 31, 2008 and 2007 totaled $40,652,716 and $28,236,502, respectively. Interest expense in 2007 excludes interest of approximately $1.3 million that was capitalized as part of the cost of development projects under construction during 2007. Capitalized interest decreased due to our final two developments under construction being placed into service in April 2007. Interest expense increased during 2008 due to higher debt balances in 2008 compared to 2007 primarily as a result of financing $431 million in real estate acquisitions of real estate property in 2008.

In addition to the items noted above, net income for the year ended 2008 versus 2007 was impacted by discontinued operations that included gains on sales of real estate of approximately $9.3 million compared to $4.1 million in 2007; write-off of straight-line rent receivables of $9.5 million as a result of the sale of the three Vibra properties compared to $1.2 million in 2007; and early lease and loan termination fee income of $7.0 million compared to $2.3 million in 2007. We also recorded a $2.1 million charge (net of approximately $1.2 million in tax benefits) for the write off of uncollectible receivables associated with operations that were discontinued in 2006; no such charge was taken in the 2007 period. Finally, note that the three Vibra properties were in operation throughout 2007 but were sold in the first quarter of 2008 and we have moved the related operating income (which was higher in 2007) to discontinued operations in both years in accordance with discontinued operations accounting.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net income for the year ended December 31, 2007 was $41,239,639 compared to net income of $30,159,698 for the year ended December 31, 2006.

A comparison of revenues for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006		Change

Base rents	$42,620	52.1%	$18,514	50.9%	$24,106
Straight-line rents	8,513	10.4%	4,345	11.9%	4,168
Percentage rents	301	0.4%	1,231	3.4%	(930)
Interest from loans	26,000	31.8%	11,893	32.7%	14,107
Fee income	4,352	5.3%	420	1.1%	3,932

Total revenue	$81,786	100.0%	$36,403	100.0%	$45,383

Revenue for the year ended December 31, 2007, was comprised of rents (62.9%) and interest and fee income from loans (37.1%). Our base and straight-line rents increased in 2007 due to the acquisition of four facilities and the opening of two developments in 2007. Interest income from loans in the year ended December 31, 2007, increased primarily due to origination of two additional mortgage loans totaling $120 million in the first quarter of 2007 offset by the repayment of a $40 million mortgage loan in the second quarter of 2007 and a $25 million mortgage loan in the fourth quarter of 2007. Our fee income increased in 2007 due to the receipt of $3.8 million in mortgage loan pre-payment fees.

Affiliates of Prime accounted for 30.4% and 26.9% of our gross revenues in 2007 and 2006, respectively. Vibra accounted for 19.1% and 37.6% of our gross revenues in 2007 and 2006, respectively. At December 31, 2007, assets leased and loaned to affiliates of Prime comprised 33.6% of our total assets and 38.2% of our total investment. At December 31, 2007, assets leased and loaned to Vibra comprised 20.9% of our total assets and 23.7% of our total investment.

Depreciation and amortization during the year ended December 31, 2007 was $10,341,601, compared to $4,437,086 during the year ended December 31, 2006. All of this increase is related to an increase in the number of rent producing properties from 21 (cost — $437.4 million) at December 31, 2006 to 25 (cost — $657.5 million) at December 31, 2007.

General and administrative expenses during the years ended December 31, 2007 and 2006, totaled $15,683,255 and $10,079,945, respectively, which represents an increase of 55.6%. The increase is partially due to an increase of approximately $1.4 million of non-cash share-based compensation expense from stock-based awards made during 2007. We also experienced a $3.1 million increase in salary and wage expense due to an increase in the number of employees from 20 on January 1, 2006 to 27 on December 31, 2007.

Interest expense for the years ended December 31, 2007 and 2006 totaled $28,236,502 and $4,417,955, respectively. Interest expense in 2007 and 2006 excludes interest of approximately $1.3 million and $6.2 million, respectively, which was capitalized as part of the cost of development projects under construction during 2007 and 2006. Capitalized interest decreased due to our final two developments under construction being placed into service in April 2007, which represented construction in process totaling $59.8 million at December 31, 2006. Interest expense increased during 2007 due to the issuance of $263.0 million in fixed rate notes in the second half of 2006 in order to fund the acquisition of six facilities and to reduce balances under our revolving credit facilities, and the cessation of capitalization of interest on approximately $155.3 million in development projects that were placed in service in 2006 and 2007.

In addition to the items noted above, net income for the year ended 2007 included gains on sale of real estate of approximately $4.1 million compared to $0 million in 2006. Additionally, in November 2007, we recorded a $2.8 million write-off of loan costs as a result of the $35 million pay off of one of our revolving credit facilities.

Discontinued Operations

In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, realizing a gain on the sale of approximately $9.3 million. We also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. The three Vibra properties were classified as held for sale and were reflected in our accompanying Consolidated Balance Sheets at $81.4 million at December 31, 2007.

As previously disclosed, in 2006, we terminated leases for Houston Town and Country Hospital and Medical Office Building (“MOB”) complex and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In 2007, we wrote off approximately $3.5 million of uncollectible receivables from the operator. In July 2008, the operator received from Medicare the substantial remainder of amounts that it expects to collect (which were used to fund our outstanding receivables) and based thereon wrote off off in the second quarter of 2008 approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.

We incurred approximately $1.4 million (net of insurance recovery) and $0.6 million in legal expense in 2008 and 2007, respectively, related to the Houston Town and Country litigation. We continue to believe that the allegations have no merit and that we will prevail at trial. Moreover, we believe that some of these expenses will be recovered through insurance, but due to the uncertainty of future defense costs and the ultimate outcome of the trial, we cannot be assured that our total future cost will not exceed the limits of our insurance policies.

Reconciliation of Non-GAAP Financial Measures

Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. While we believe net income available to common stockholders, as defined by generally accepted accounting principles (“GAAP”), is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with the NAREIT definition. FFO should not be viewed as a substitute measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations.

The following table presents a reconciliation of FFO to net income for the years ended December 31, 2008, 2007 and 2006 ($ amounts in thousands except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006

Net income	$34,487	$41,240	$30,160
Depreciation and amortization	26,319	12,671	6,705
(Gain) on sale of real estate sold	(9,305)	(4,062)	—

Funds from operations — FFO	$51,501	$49,849	$36,865

Per diluted share amounts:

	For the Years Ended
	December 31,
	2008	2007	2006

Net income	$0.55	$0.86	$0.76
Depreciation and amortization	0.42	0.27	0.17
(Gain) on sale of real estate sold	(0.14)	(0.09)	—

Funds from operations — FFO	$0.83	$1.04	$.93

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2008:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
February 15, 2007	March 29, 2007	April 12, 2007	$0.27
November 16, 2006	December 14, 2006	January 11, 2007	$0.27
August 18, 2006	September 14, 2006	October 12, 2006	$0.26
May 18, 2006	June 15, 2006	July 13, 2006	$0.25
February 16, 2006	March 15, 2006	April 12, 2006	$0.21

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. In addition, our Credit Agreement, signed in November 2007, limits the amounts of dividends we can pay to 100% of funds from operations, as defined in the Credit Agreement, on a rolling four quarter basis.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be reflected also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.

Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates and equity prices as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in market conditions.

Interest Rate Sensitivity Analysis

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2008, our outstanding debt totaled $638.4 million, which consisted of fixed-rate debt of $350.3 million and variable rate debt of $288.1 million.

If market interest rates increase by one-percentage point, the fair value of our fixed rate debt would decrease by approximately $7.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the portion of our fixed rate debt related to our exchangeable notes in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.9 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.9 million per year. This assumes that the average amount outstanding under our variable rate debt for a year approximates $288.1 million, the balance at December 31, 2008.

Share Price Sensitivity

Our 2006 exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared since we sold the 2006 exchangeable notes have adjusted our conversion price to $16.51 per share which equates to 60.5566 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.

At the time we issued the 2006 exchangeable notes, we also entered into a capped call or call spread transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. If our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 434,000 shares. At $25 per share, we would be required to issue an additional two million shares.

Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of approximately $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of December 31, 2008. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they will eventually be settled. Assuming a price of $20 per share, we would be required to issue an additional 2,532,964 shares. At $25 per share, we would be required to issue an additional 3,352,964 shares.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Medical Properties Trust, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity, and of cash flows for the year ended December 31, 2008 present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2008 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Birmingham, Alabama
March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Birmingham, Alabama
March 13, 2008, except for Note 11,
as to which the date is March 13, 2009

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Amounts in thousands, except for per share data)

ASSETS
Real estate assets
Land	$109,908	$64,628
Buildings and improvements	833,792	463,812
Construction in progress	493	435
Intangible lease assets	52,772	39,677
Mortgage loans	185,000	185,000
Real estate held for sale	—	81,411

Gross investment in real estate assets	1,181,965	834,963
Accumulated depreciation	(30,581)	(13,138)
Accumulated amortization	(9,753)	(1,634)

Net investment in real estate assets	1,141,631	820,191
Cash and cash equivalents	11,748	94,215
Interest and rent receivables	13,837	10,234
Straight-line rent receivables	19,003	14,856
Other loans	108,523	80,758
Assets of discontinued operations	2,385	13,228
Other assets	14,313	18,178

Total Assets	$1,311,440	$1,051,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$638,366	$480,525
Accounts payable and accrued expenses	24,718	21,091
Deferred revenue	16,110	20,839
Lease deposits and other obligations to tenants	13,645	16,007

Total liabilities	692,839	538,462
Commitments and Contingencies
Minority interests	243	77
Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000 shares; issued and outstanding — 65,056 shares at December 31, 2008 and 52,133 shares at December 31, 2007	65	52
Additional paid-in capital	675,253	540,501
Distributions in excess of net income	(56,698)	(27,170)
Treasury shares, at cost	(262)	(262)

Total stockholders’ equity	618,358	513,121

Total Liabilities and Stockholders’ Equity	$1,311,440	$1,051,660

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except for per share data)

Revenues
Rent billed	$83,773	$42,921	$19,745
Straight-line rent	3,971	8,513	4,345
Interest and fee income	29,819	30,352	12,313

Total revenues	117,563	81,786	36,403
Expenses
Real estate depreciation and amortization	25,561	10,342	4,437
General and administrative	24,198	15,683	10,080

Total operating expenses	49,759	26,025	14,517

Operating income	67,804	55,761	21,886
Other income (expense)
Interest income	53	364	515
Interest expense	(40,652)	(28,236)	(4,418)

Net other (expense) income	(40,599)	(27,872)	(3,903)

Income from continuing operations	27,205	27,889	17,983
Income from discontinued operations	7,282	13,351	12,177

Net income	$34,487	$41,240	$30,160

Net income per common share — basic
Income from continuing operations	$0.44	$0.58	$0.45
Income from discontinued operations	0.12	0.28	0.31

Net income	$0.56	$0.86	$0.76

Weighted average shares outstanding — basic	62,038	47,717	39,538

Net income per share — diluted
Income from continuing operations	$0.44	$0.58	$0.45
Income from discontinued operations	0.11	0.28	0.31

Net income	$0.55	$0.86	$0.76

Weighted average shares outstanding — diluted	62,144	47,903	39,702

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

	Preferred		Common		Additional	Distributions		Total
		Par		Par	Paid-in	in Excess	Treasury	Stockholders’
	Shares	Value	Shares	Value	Capital	of Net Income	Stock	Equity
	(Amounts in thousands, except per share data)

Balance at December 31, 2005	—	$—	39,345	$39	$359,588	$(3,351)	$—	$356,276
Deferred stock units issued to directors	—	—	—	—	312	(44)	—	268
Amortization of stock-based compensation	—	—	240	—	3,068	—	—	3,068
Cost of call spread transaction	—	—	—	—	(6,290)	—	—	(6,290)
Dividends declared ($.90 per common share)	—	—	—	—	—	(39,761)	—	(39,761)
Net income	—	—	—	—	—	30,160	—	30,160

Balance at December 31, 2006	—	—	39,585	39	356,678	(12,996)	—	343,721
Deferred stock units issued to directors	—	—	11	—	54	(54)	—	—
Amortization of stock-based compensation	—	—	299	1	4,483	—	—	4,484
Options exercised for cash	—	—	20	—	200	—	—	200
Proceeds from offering (net of offering costs)	—	—	9,218	9	135,800	—	—	135,809
Proceeds from exercising forward sale agreement	—	—	3,000	3	43,286	—	—	43,289
Treasury stock acquired	—	—	—	—	—	—	(262)	(262)
Dividends declared ($1.08 per common share)		—	—	—	—	(55,360)	—	(55,360)
Net income		—	—	—	—	41,240	—	41,240

Balance at December 31, 2007	—	—	52,133	52	540,501	(27,170)	(262)	513,121
Deferred stock units issued to directors	—	—	—	—	48	(48)	—	—
Amortization of stock-based compensation	—	—	273	—	6,386	—	—	6.386
Proceeds from offering (net of offering costs)	—	—	12,650	13	128,318	—	—	128,331
Dividends declared ($1.01 per common share)	—	—	—	—	—	(63,967)	—	(63,967)
Net income	—	—	—	—	—	34,487	—	34,487

Balance at December 31, 2008	—	$—	65,056	$65	$675,253	$(56,698)	$(262)	$618,358

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Operating activities
Net income	$34,487	$41,240	$30,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,535	13,172	8,318
Amortization of deferred financing costs	6,174	4,839	1,069
Straight-line rent revenue	(9,402)	(12,278)	(6,876)
Share-based compensation expense	6,385	4,484	3,116
(Gain) loss from sale of real estate	(9,305)	(4,062)	—
Deferred revenue and fee income	(7,583)	(1,157)	(1,192)
Provision for uncollectible receivables and loans	5,700	1,667	3,313
Interest cost recorded as addition to debt	—	—	1,253
Rent and interest income added to loans	(5,556)	(8,894)	(754)
Straight-line rent write-off	14,037	1,198	—
Other adjustments	(23)	400	334
Decrease (increase) in:
Interest and rent receivable	(4,392)	524	(285)
Other assets	5,249	2,451	(2,408)
Accounts payable and accrued expenses	4,757	(12,855)	6,983
Deferred revenue	2,854	566	107

Net cash provided by operating activities	69,917	31,295	43,138
Investing activities
Real estate acquired	(430,710)	(196,599)	(115,539)
Proceeds from sale of real estate	89,959	68,203	7,642
Principal received on loans receivable	71,941	74,894	—
Investment in loans receivable	(95,567)	(128,986)	(67,597)
Construction in progress	—	(12,166)	(114,362)
Other investments	(4,286)	(5,527)	(7,005)

Net cash used for investing activities	(368,663)	(200,181)	(296,861)
Financing activities
Proceeds from debt	424,055	559,186	362,128
Payments of debt	(267,900)	(427,556)	(118,607)
Payment of deferred financing costs	(6,072)	(4,123)	(1,238)
Distributions paid	(65,098)	(53,079)	(36,106)
Lease deposits and other obligations to tenants	2,963	5,534	(1,055)
Proceeds from sale of common shares, net of offering costs	128,331	135,809	—
Cost of call spread transactions	—	—	(6,290)
Proceeds from forward equity sale	—	43,289	—
Treasury stock acquired	—	(262)	—
Other		200	(122)

Net cash provided by financing activities	216,279	258,998	198,710

(Decrease) increase in cash and cash equivalents for the year	(82,467)	90,112	(55,013)
Cash and cash equivalents at beginning of year	94,215	4,103	59,116

Cash and cash equivalents at end of year	$11,748	$94,215	$4,103

Interest paid, including capitalized interest of $— in 2008, $1,335 in 2007, and $6,220 in 2006	$31,277	$24,584	$5,351
Supplemental schedule of non-cash investing activities:
Construction period rent and interest receivable recorded as deferred revenue	$—	$3,798	$9,083
Real estate acquisitions and new loans receivable recorded as lease and loan deposits	—	1,640	218
Real estate acquisitions and new loans receivable recorded as deferred revenue	—	75	1,184
Construction and acquisition costs charged to loans and real estate	—	4,971	1,455
Lease deposit applied to loan receivable	—	—	3,769
Construction in progress transferred to land and building	—	$69,013	$94,661
Supplemental schedule of non-cash financing activities:
Other common stock transactions	$48	$54	$264
Supplemental schedule of non-cash operating activities:
Tenant deposits recorded in other assets	$—	$7,500	$—

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”) through which it conducts all of its operations, was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, is the sole general partner of the Operating Partnership.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. We manage our business as a single business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Principles of Consolidation:  Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a minority interest representing equity held by minority interests.

We evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity as defined by FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. If we determine that we have a variable interest in a variable interest entity, we determine if we are the primary beneficiary of the variable interest entity. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. Upon a reconsideration event, we re-evaluate our status as primary beneficiary.

Cash and Cash Equivalents:  Certificates of deposit and short-term investments with original maturities of three months or less and money-market mutual funds are considered cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. We have not experienced any losses to date on our invested cash. Cash and cash equivalents which have been pledged as security for letters of credit or have been restricted as to its use are recorded in other assets.

Deferred Costs:  Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. External costs incurred in connection with anticipated financings and refinancing of debt are capitalized as deferred financing costs in other assets and amortized over the lives of the related loans as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan (interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Costs that are specifically

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

identifiable with, and incurred prior to the completion of, probable acquisitions are deferred and, to the extent not collected from the seller’s proceeds at acquisition, capitalized upon closing. We begin deferring costs when we and the seller have executed a binding letter of intent (LOI), commitment letter or similar document or when we begin incurring costs, such as for our due diligence procedures, for the purchase of the property by us. Deferred acquisition costs are written off to expense when management determines that the acquisition is no longer probable. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to lessees are recognized as a reduction in interest income over the life of the loan by the interest method.

Revenue Recognition:  We receive income from operating leases based on the fixed, minimum required rents (base rents) and from additional rent based on a percentage of tenant revenues once the tenant’s revenue has exceeded an annual threshold (percentage rents). Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statements of income is shown as two amounts. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between base rent revenue earned based on the straight-line method and the amount recorded as billed base rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable. Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

We begin recording base rent income from our development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of our development projects, we are generally entitled to accrue rent based on the cost paid during the construction period (construction period rent). We accrue construction period rent as a receivable and deferred revenue during the construction period. When the lessee takes physical possession of the facility, we begin recognizing the accrued construction period rent on the straight-line method over the remaining term of the lease.

Commitment fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of an operating lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are recorded as deferred revenue and recognized as income over the life of the loan using the interest method.

Acquired Real Estate Purchase Price Allocation:  We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141, Business Combinations. In making estimates of fair values for purposes of allocating purchase prices, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We record above-market and below-market in-place lease values, if any, for our facilities, which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each targeted facility as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which are expected to range primarily from three to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases, if any, to expense over the initial term of the respective leases, which range primarily from 10 to 19 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

Real Estate and Depreciation:  Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	40 years
Tenant lease intangibles	Remaining terms of the related leases
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years

Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost of disposal.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months. We record the results of operations from material property sales or planned sales (which include real property, loans and any receivables) as discontinued operations in the consolidated statements of income for all periods presented. Results of discontinued operations include interest expense from debt which specifically secures the property sold or held for sale or which we can otherwise reasonably allocate to the property.

Construction in progress includes the cost of land, the cost of construction of buildings, improvements and equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress.

Loans:  Loans consist of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows or the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Losses from Rent Receivables:  A provision for losses on rent receivables is recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any.

Net Income Per Share:  We report earnings per share pursuant to SFAS No. 128, Earnings Per Share.  Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding shares, warrants and options.

Income Taxes:  We conduct our business as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute to stockholders at least 90% of our ordinary taxable income. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of a taxable REIT subsidiary, MPT Development Services, Inc. (“MDS”) that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

MDS is authorized to provide property development, leasing and management services for third-party owned properties and makes loans to lessees and operators.

Stock-Based Compensation:  We currently sponsor the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) that was established in 2004. We account for our stock-based awards under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods which range from three to five years, using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards that contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which we estimate the awards will be earned, which range from two to seven years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

Derivative Financial Investments and Hedging Activities.  We account for our derivative and hedging activities using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149 and interpreted, which requires all derivative instruments to be carried at fair value on the balance sheet.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge. We are not currently a party to any derivatives contracts that require accounting under SFAS No. 133.

Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), provides guidance on the accounting and reporting for free-standing derivative financial instruments and for embedded derivatives which are indexed to and settled in our stock. EITF 00-19 provides criteria by which certain derivative financial instruments should be reported as liabilities or equity. It also provides guidance as to when embedded derivatives should be separated or “bifurcated” from the host instrument. We follow the provisions of this EITF to account for the conversion feature and “capped call” transactions related to our debt which is exchangeable for shares of our common stock.

Reclassifications:  Certain reclassifications have been made to the 2006 and 2007 consolidated financial statements to conform to the 2008 consolidated financial statement presentation in order to comply with SFAS No. 144. These reclassifications have no impact on stockholders’ equity or net income.

New Accounting Pronouncements:  The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by us.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP”), which affects the accounting for our exchangeable notes. The FSP requires that the initial debt proceeds from the sale of our exchangeable notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and requires retroactive application to all periods presented and does not grandfather existing instruments. The adoption of FSP will result in the recognition of an aggregate unamortized debt discount of $7.7 million in our consolidated balance sheet as of January 1, 2009 and

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

additional non-cash interest expense in our consolidated statements of income (both past and future) as follows: (amounts in thousands)

For the Year Ended December 31:

2006	$161
2007	1,294
2008	1,787
2009	2,093
2010	2,305
2011	2,302
2012	824
2013	218

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost accumulation standard to a standard that provides, with limited exceptions, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R also provides for the recognition of acquisition costs as expenses when incurred and for certain expanded disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009. The adoption of SFAS 141R will require us to start expensing all transaction costs, which have historically been capitalized as part of the real estate cost, for business combinations completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within stockholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of income and comprehensive income. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. Except for having to present non-controlling interest in the stockholders’ equity section of the Consolidated Balance Sheets, we do not believe this pronouncement will have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how we determine fair value. We adopted effective January 1, 2008 for financial assets and financial liabilities and this adoption had no material effect on the consolidated results of operations or financial position. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities (except those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

When the Market for That Asset is Not Active. This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, we do not believe this new standard will have any impact on us.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP allows us to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning January 1, 2009 and shall be applied prospectively to intangible assets acquired after the effective date. We do not expect the application of this FSP to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective on January 1, 2009 for the Company. Upon adoption, all prior-period earnings per share data presented will be adjusted retrospectively. We are still evaluating the adoption of FSP EITF 03-6-1 and how it will impact our results of operations.

3.	Real Estate and Loans Receivable

Acquisitions

We have acquired the following assets in 2008 and 2007:

	2008	2007
	(Amounts in thousands)

Land	$45,293	$27,207
Buildings	373,472	140,040
Intangible lease assets-subject to amortization (weighted-average useful life — 10.7 years in 2008 and 13.4 years in 2007)	11,945	29,352

	$430,710	$196,599

During the second and third quarters of 2008, we completed the acquisition of 20 properties, consisting of six acute care hospitals, three long-term acute care hospitals, five rehabilitation hospitals and six wellness centers, from a single seller. These 20 facilities represent an investment of approximately $357.2 million, and achieve our goal of diversifying our tenant base and geographic locations.

In May 2008, we acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (“Vibra”).

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In June 2008, we entered into a $60 million loan with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. In July 2008, we acquired one of the facilities from a Prime affiliate for approximately $15.0 million and in November 2008 acquired the remaining two facilities for an aggregate cost of approximately $45 million. We entered into 10-year leases with the Prime affiliate concurrent with our acquisition of each of these facilities.

In May 2007, we acquired a general acute care hospital located in San Diego, California at a cost of $22.8 million and entered into an operating lease with the operator. The lease has a 15 year fixed term and contains annual rent escalations at the general increase in the consumer price index. In addition, we funded a loan totaling $25.0 million collateralized by interests in real property and is cross-defaulted with the lease. This loan requires the payment of interest only during the 15 year term with principal due in full at maturity. The loan may be prepaid under certain specified conditions.

In August 2007, we acquired two general acute care hospitals in Houston, Texas and Redding, California at a cost of $100.0 million and entered into operating leases with the operators, affiliates of Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company. See the further description under leasing operations.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2008, 2007, and 2006, as if each significant acquisition in 2008 and 2007 and sale of three rehabilitation facilities (since the proceeds of these property sales were used to fund the 2008 acquisitions) was consummated on the same terms at the beginning of each year.

	2008	2007	2006
	(Amounts in thousands except per share amounts)

Total revenues	$131,190	$127,791	$85,982
Net income	31,715	68,110	56,883
Income per share-diluted	$0.49	$1.12	$1.09

Disposals

In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, realizing a gain on the sale of approximately $9.3 million. We also wrote off approximately $9.5 million in related straight-line rent receivable upon completion of the sales. The three Vibra properties were classified as held for sale and were reflected in our accompanying Consolidated Balance Sheets at $81.4 million at December 31, 2007.

In January 2007, we completed the sale of a general acute care hospital and attached medical office building (“MOB”) located in Houston, Texas for cash proceeds of approximately $70.3 million which were used to reduce debt, and we recorded a gain on the sale of this facility of $4.1 million.

In the first quarter of 2007, we sold to affiliates of Prime two hospital properties located in San Bernardino, California for $120 million funded by two mortgage loans made in conjunction with the sales. We deferred a gain of $1.9 million on the sale of these properties due to seller-financing provided by us. We have not reversed any of this deferred gain into income during the years ended December 31, 2008 and 2007.

Intangible Assets

At December 31, 2008 and 2007, our intangible lease assets were $52,771,494 ($43,018,356, net of accumulated amortization) and $39,677,361 ($38,043,065, net of accumulated amortization), respectively.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We recorded amortization expense related to intangible lease assets of approximately $8,118,842 (including $4.5 million of accelerated amortization as described below), $1,128,857 and $480,081 in 2008, 2007, and 2006, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:

2009	$3,841
2010	3,823
2011	3,610
2012	3,245
2013	3,212

As of December 31, 2008, capitalized lease intangibles have a weighted average remaining life of approximately 10.7 years.

Leasing Operations

Minimum rental payments due to us in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2008, are as follows: ($ amounts in thousands)

2009	$83,077
2010	93,981
2011	89,572
2012	87,327
2013	88,577
Thereafter	620,718

$1,063,252

Upon acquisition of two general acute care hospitals in Houston, Texas and Redding, California in August 2007, we entered into operating leases with the operators, affiliates of HPA. In June 2008, we received notification from the Houston operator that due in part to irregularities recently discovered by independent members of the HPA board of directors, the Houston hospital would close and enter bankruptcy proceedings. On September 24, 2008, HPA and most of its affiliates (other than the Redding operator and management company) entered into bankruptcy proceedings. We have recorded approximately $9 million of receivables from affiliates of Hospital Partners of America outstanding relating to the Redding and Houston facilities at December 31, 2008 which are expected to be repaid from a security interest in certain accounts receivable of the former operator of the Redding facility and from other sources.

In September 2008, the Houston facilities were damaged by Hurricane Ike and we recorded a $1.3 million charge for the uninsured portion of such damage. Our Houston facilities are comprised of two separate campuses that will likely be sold or leased independent of each other. In addition to the value of the facilities that would result from sale or releasing, we also have an interest in certain accounts receivable of the Redding facility. In connection with the original purchase transaction in August 2007, a portion of the Houston purchase price was allocated to intangible lease costs and was amortized over the term of the lease. We recorded $1.8 million of accelerated amortization related to this lease intangible in the third quarter of 2008, which we recorded in the real estate depreciation and amortization line of our consolidated statements of income. In addition, in the third quarter of 2008, we recorded a $0.6 million charge for the write-off of straight-line rent receivables.

In November 2008 we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $20.0 million in additional rent in the form of profit participation based on the future profitability of the new lessee’s operations. In

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

connection with the original purchase transaction in August 2007, a portion of the Redding purchase price was allocated to intangible lease costs and was amortized over the term of the lease. We recorded $2.7 million of accelerated amortization related to this lease intangible in the third quarter of 2008, which was recorded in the real estate depreciation and amortization line of our consolidated statements of income. In addition, we recorded a $0.9 million charge for the write-off of straight-line rent associated with the Redding hospital in the third quarter of 2008.

In January 2009, the current operator of our Bucks County facility gave notice of its intentions to close the facility. The lease was terminated and operations at the Bucks County facility are winding down. We stopped accrual of revenue from the Bucks County Hospital and wrote off the rent and receivables that are deemed to not be collectible of $4.7 million as of December 31, 2008. At December 31, 2008, we had approximately $3.8 million of receivables related to Bucks that are guaranteed by its parent company. We are presently negotiating payment terms, and although management believes these receivables are fully collectible and no reserve has been recorded, there is no assurance that we will receive all of the guaranteed amounts.

Since approximately January 2007 we have made loans to the operator of our Monroe Hospital to partially fund the costs of operations. We have also accrued rent and interest on the loan as part of the loan balance. The operator has not made lease or loan payments required by the terms of the agreements and the loan is therefore considered impaired. As of December 31, 2008 we had accrued approximately $4.4 million in rent and other receivables and had loaned the operator approximately $26.6 million (including $2.5 million of interest income earned in 2008) for operating costs and for the costs of acquiring certain physician practices. These receivables are collateralized by approximately $3.9 million in cash that we possess, a first lien security interest in patient accounts receivable of approximately $5.3 million at December 31, 2008, and the equity in the operator.

The operator has recently begun generating cash flow from operations and started paying base rent in 2009. In addition we are negotiating with multiple parties to lease or purchase our interest. Based on the value of our collateral, the expected continual profitability of operations, and terms indicated in non-binding letters of intent concerning a potential sale of our interests, we expect to recover our investments related to Monroe and have therefore not recorded any loss allowances or reserves.

For the years ended December 31, 2008, 2007, and 2006, affiliates of Prime accounted for 33.3%, 30.4%, and 26.9%, respectively, of our total revenues from continuing operations, and Vibra accounted for approximately 15.8%, 19.1%, and 37.6%, respectively, of our total revenues from continuing operations.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2008		As of December 31, 2007
		Weighted Average		Weighted Average
	Balance	Interest Rate	Balance	Interest Rate

Mortgage loans	$185,000	9.6%	$185,000	9.2%
Other loans	108,523	10.3%	80,758	10.2%

	$293,523		$265,758

In conjunction with the sale to affiliates of Prime of the two San Bernardino, California hospitals in March 2007, we made two mortgage loans totaling $120 million on the same properties to Prime. In May 2007, we also made mortgage loans totaling $25.0 million to affiliates of Prime, collateralized by interests in Prime affiliated facilities located in California. The loans require the payment of interest only, which escalates each year based on changes in the consumer price index, during their 15 year terms with principal due in full at maturity. The loans may be prepaid under certain specified conditions.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In 2006, we made two mortgage loans totaling $65.0 million, collateralized by two general acute care hospitals in California. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions. In May 2007, we received full payment on our $25 million Alliance mortgage loan and received a prepayment fee of approximately $2.3 million. In November 2007, we received full payment on our $25 million mortgage loan (that was part of the previously mentioned 2006 $65.0 million transaction) on a facility located in Inglewood, California and received a prepayment fee of approximately $1.5 million. The borrower sold the facility to an affiliate of Prime in an unrelated transaction. We subsequently purchased the facility from the Prime affiliate and entered into a 15 year lease with the Prime affiliate.

In February 2007, we funded the remaining contingent purchase prices related to five hospitals leased to Prime aggregating $20 million via loans. The loans require the payment of interest only during their 15 year terms with principal due in full at maturity. Interest is paid monthly and increases each year based on the annual change in the consumer price index. The loans may be prepaid under certain specified conditions.

Our other loans primarily consist of loans to our tenants for acquisitions and working capital purposes. In 2008 and as part of the leasing of our Redding Hospital, we agreed to provide Prime a working capital loan up to $20 million. At December 31, 2008, we had funded $15 million of this working capital loan. This loan bears interest of 9.25%, and escalates each year by 2.0% starting in 2010. In conjunction with our purchase of six healthcare facilities in July and August 2004, we also made loans aggregating $41.4 million to Vibra. As of December 31, 2008, Vibra has reduced the balance of the loans to approximately $21.0 million.

We have determined that Vibra, Monroe Hospital, and the operator of our Redding hospital are variable interest entities in accordance with the provisions of FIN 46-R. We have outstanding loans and other receivables due from these entities (as discussed previously in this Note 3) which represent our maximum exposure to loss with them. Through both qualitative and quantitative analysis, we have determined that we are not the primary beneficiary of these entities as parties other than us absorb the majority of the expected losses from these entities. Therefore, we have not consolidated these entities in our financial statements.

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2008		As of December 31, 2007
	Balance	Interest Rate	Balance	Interest Rate

Revolving credit facilities	$193,000	Variable	$154,986	Variable
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000	7.333%-7.871%	125,000	7.333%-7.871%
Exchangeable senior notes	216,391	6.125%-9.250%	134,704	6.125%
Term loans	103,975	Various	65,835	Variable

	$638,366		$480,525

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

As of December 31, 2008, principal payments due for our debt (which exclude any debt discounts recorded) are as follows:

2009	$2,008
2010	182,273	(A)
2011	211,094
2012	39,600
2013	82,000
Thereafter	125,000

Total	$641,975

(A)	$151,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If we elect to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.

During the third quarter of 2006, we issued $125.0 million of Senior Unsecured Notes (the “Senior Notes”). The Senior Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). One of the Senior Notes totaling $65.0 million pays interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after July 30, 2011. This portion of the Senior Notes matures in July 2016. The remaining Senior Notes pay interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after October 30, 2011. These remaining notes mature in October 2016.

In November 2006, our Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “2006 Exchangeable Notes”). The 2006 Exchangeable Notes pay interest semi-annually at a rate of 6.125% per annum and mature on November 15, 2011. The 2006 exchangeable notes have an initial exchange rate of 60.3346 of our common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $16.57 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2006 exchangeable notes are exchangeable, prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on August 15, 2011 and also upon the occurrence of specified events, for cash up to their principal amount and our common shares for the remainder of the exchange value in excess of the principal amount. Net proceeds from the offering of the 2006 exchangeable notes were approximately $134.0 million, after deducting the initial purchasers’ discount. The 2006 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

Concurrent with the pricing of the 2006 Exchangeable Notes, the Operating Partnership entered into a “capped call” transaction with affiliates of the initial purchasers (the “option counterparties”) in order to increase the effective exchange price of the 2006 Exchangeable Notes to $18.94 per common share. The capped call transaction is expected to reduce the potential dilution with respect to our common stock upon exchange of the 2006 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed $18.94 during the observation period relating to an exchange. We have reserved approximately 8.3 million shares, which may be issued in the future to settle the 2006 exchangeable notes. The premium of $6.3 million paid for the “capped call” transaction has been recorded as a permanent reduction to additional paid in capital in the consolidated statement of stockholders’ equity.

In June 2007, we signed a collateralized revolving bank credit facility for up to $42 million. The terms are for five years with interest at the 30-day LIBOR plus 1.50% (1.94% at December 31, 2008 and 6.1% at December 31, 2007). The amount available under the facility will decrease by $800,000 per year beginning in June 2009. The facility is collateralized by one real estate property with a book value of approximately $59.4 million at

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

December 31, 2008. This facility had an outstanding balance of $42.0 million and $35.0 million at December, 31, 2008 and December 31, 2007, respectively. The weighted-average interest rate on this revolving bank credit facility was 4.2% and 6.3%, for 2008 and 2007, respectively.

In November 2007, we signed a Credit Agreement for a revolving credit facility and a term loan. The revolving credit facility has an initial three year term that can be extended for one more year under certain conditions and has an interest rate option of (1) LIBOR plus a spread ranging from 150 to 225 basis points depending upon our total leverage ratio or (2) the higher of the “prime rate” or federal funds rate plus 1.5%. For 2008 and 2007, our interest rate was primarily at the 30-day LIBOR plus 1.75% (2.19% and 6.35% at December 31, 2008 and 2007, respectively). In addition, the revolving credit facility provides for a quarterly commitment fee on the unused portion ranging from 0.20% to 0.35%. The weighted average interest rate on this revolving credit facility was 4.54% and 3.6% for 2008 and 2007, respectively. The Credit Facility is collateralized by (i) the equity interests of certain of our subsidiaries and (ii) mortgage loans payable to us. We may borrow up to $154.0 million under the revolving credit facility so long as we do not permit the ratio of outstanding indebtedness to exceed 50% of the value of the borrowing base, as described in the Credit Agreement. We may also request to increase the available line of credit to a maximum of $350.0 million by May 2009 by adding more “qualified properties” to the borrowing base although any such increase is subject to market conditions. The term loan has a four-year term and has an interest rate of the 30-day LIBOR plus a spread of 200 basis points (2.44% at December 31, 2008 and 6.6% at December 31, 2007). We make quarterly principal payments of $165,000 on the term loan. This facility had outstanding balances of $151.0 million and $65.2 million on the revolving credit facility and the term loan, respectively, at December 31, 2008. As of December 31, 2008, we could have borrowed $3.0 million of additional funds under the revolving credit facility.

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of the 2008 Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The 2008 Exchangeable Notes will pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The 2008 Exchangeable Notes have an initial exchange rate of 80.8898 shares of our common stock per $1,000 principal amount, representing an exchange price of approximately $12.36 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2008 Exchangeable Notes are exchangeable prior to the close of business on the second day immediately preceding the stated maturity date at any time beginning on January 1, 2013 and also upon the occurrence of specified events, for cash up to their principal amounts and our common shares for the remainder of the exchange value in excess of the principal amount. The 2008 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

In June 2008, our Operating Partnership signed a term loan agreement for $30.0 million. That facility has a maturity of November 2010 and the maximum amount of borrowings may be increased, subject to market conditions, to $75.0 million. The loan has a variable interest rate of 400 basis points in excess of LIBOR (4.44% at December 31, 2008). We make quarterly principal payments of $75,000 on the term loan. The facility is collateralized by (i) the equity interests of certain of our subsidiaries, and (ii) mortgage loans payable to us. This term loan enabled us to terminate, without utilizing, a short-term bridge facility that was committed by a syndicate of banks in March 2008 in order to facilitate the $357.2 million acquisition from a single seller. As a result of terminating the short-term bridge facility, we recorded a charge of approximately $3.2 million of associated financing costs in the second quarter of 2008.

In November 2008, we signed a collateralized term loan facility for $9 million with interest fixed at 5.66%. The term loan has a stated maturity date of November 2013; however, this could mature earlier if the lease of the collateralized property (that comes due in December 2011) is not extended. We make monthly principal and interest payments on this loan. The facility is collateralized by one real estate property with a book value of approximately $19.3 million at December 31, 2008. This facility had an outstanding balance of $8.9 million at December 31, 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Our revolving credit agreement and term loans impose certain restrictions on us including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; and change our business. In addition, these agreements limit the amount of dividends we can pay to 100% of funds from operations, as defined in the agreements, on a rolling four quarter basis. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral.

In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under these facilities, the entire outstanding balance may become immediately due and payable. At December 31, 2008, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. For 2008, 2007, and 2006, we recorded a tax benefit of $1.1 million, $0.2 million, and $0.5 million, respectively, which are included in general and administrative expense. At December 2008, we had a $2.3 million deferred tax asset related to federal and state net operating loss carry forwards (“NOLs”) for which no valuation allowance was recorded. NOLs are available to offset future earnings in our taxable REIT subsidiary within the periods specified by law. At December 31, 2008, we had U.S. federal and state NOLs of approximately $6.2 million and $6.7 million, respectively that expire in 2020 through 2028.

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from net income reported for financial reporting purposes due primarily to differences in cost bases, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following

	For the Years Ended December 31,
	2008	2007	2006

Common share distribution	$1.080000	$1.080000	$0.990000
Ordinary income	0.677940	0.681994	0.531249
Capital gains(1)	0.145400	0.192358	0.007080
Unrecaptured Sec. 1250 gain	0.138168	0.085269	0.007080
Return of capital	0.256660	0.205648	0.181671
Allocable to next year	—	—	0.270000

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

6.	Earnings Per Share

The following is a reconciliation of the weighted average shares used in net income per common share — basic to the weighted average shares used in net income per common share — assuming dilution:

	For the Years Ended December 31,
	2008	2007	2006

Weighted average number of shares issued and outstanding	61,971,045	47,671,736	39,498,712
Vested deferred stock units	66,466	45,290	39,165

Weighted average shares — basic	62,037,511	47,717,026	39,537,877
Restricted stock and other share based awards	106,500	186,406	164,099

Weighted average shares — diluted	62,144,011	47,903,432	39,701,976

For the years ended December 31, 2008, 2007, and 2006, 1.0 million, 0.9 million, and 0.5 million, respectively, of options and restricted stock awards were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

7.	Stock Awards

We have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 4,127,668 shares remain available for future stock awards as of December 31, 2008. The Equity Incentive Plan contains a limit of 1,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participants award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

We awarded 50,000 common stock options in 2007, with an exercise price and estimated grant date fair values of $12.09 and $1.36 per option, respectively. The options awarded in 2007 vest annually in equal amounts over three years from the date of award and expire in 2012. We use the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2007, the following assumptions were used to derive the fair values: an option term of four years; expected volatility of 28.34%; a weighted average risk-free rate of return of 4.62%; and a dividend yield of 8.93%. The intrinsic value of options exercisable and outstanding at December 31, 2008, is $-0-. No options were granted, exercised, or forfeited in 2008. At December 31, 2008 we had 130,000 options outstanding and 96,666 options exercisable, with weighted-average exercise prices of $10.80 and $10.36 per option, respectively. The weighted average remaining contractual term of options exercisable and outstanding is approximately 5.4 years and 5.0 years, respectively.

The Compensation Committee also awarded deferred stock units in 2006 to each of the five independent directors. These deferred stock units vested on the date of the award and were recorded as a non-cash expense of $267,250 in 2006. Deferred stock units are exchanged for common stock three years from the date of grant. During the deferral period, deferred stock units do not receive cash dividends, but receive an equivalent amount of additional deferred stock units.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods of three to seven years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2006 and 2007, the Compensation Committee made awards which vest based on us achieving certain performance levels, stock price levels, total shareholder return or comparison to peer total return indices. The 2006 awards are based on us achieving levels of total shareholder return compared to an industry index. The 2007 awards were made under our 2007 Multi-year Incentive Plan (“MIP”) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (“CPRE”), and superior performance awards (“SPRE”). The service-based awards vest annually and ratably over a seven-year period beginning December 31, 2007. The CPRE awards also vest annually and ratably over the same seven-year period contingent upon our achievement of a simple 9% annual total return to shareholders (pro-rated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior or future year. SPRE awards are earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and will then vest annually and ratably over the subsequent three-year period (2011-2013). In the event that at the end of the measurement period, no SPRE awards have been earned based on the criteria set forth above but we have performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period, 33.334% of the SPRE awards will be earned as of December 31, 2010. All unvested 2007 MIP awards provide for payment of dividends and other non-liquidating distributions, except that the SPRE awards pay dividends at 20% of the per share dividend amount. The 2007 MIP awards were made in the form of restricted shares and a new class of partnership units in our Operating Partnership (“LTIP units”). The LTIP units that are earned may eventually be converted, at our election, into either shares of common stock on a one-for-one basis or their equivalent in cash. We have valued our LTIP awards at the same per unit value as a corresponding restricted stock award. We used an independent valuation consultant to assist us in determining the value of the 2007 MIP awards’ CPRE and SPRE components using a Monte Carlo simulation. The following assumptions were used to derive the fair values for the SPRE and CPRE, respectively: term — 3.4 years and 6.4 years; expected (implied) volatility 27.00% and 26.00%; risk-free rate of return 4.55% and 4.65%; and, dividends — $1.08 in 2007, $1.10 in 2008, $1.13 in 2009, and 3% annual increase thereafter through 2013. No CPRE or SPRE awards were earned in 2008 or 2007.

The following summarizes restricted equity awards activity in 2008 and 2007, respectively:

For the Year Ended December 31, 2008:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Outstanding at beginning of year	680,515	$11.85	1,380,375	$6.79
Awarded	405,512	$12.07	—	—
Vested	(256,321)	$11.04	—	—
Forfeited	(1,600)	$12.96	—	—

Outstanding at end of year	828,106	$12.20	1,380,375	$6.79

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

For the Year Ended December 31, 2007:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Outstanding at beginning of year	504,679	$10.18	105,375	$11.60
Awarded	532,750	$12.41	1,275,000	$6.39
Vested	(348,914)	$10.31	—	—
Forfeited	(8,000)	$11.19	—	—

Outstanding at end of year	680,515	$11.85	1,380,375	$6.79

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2008, 2007 and 2006, we recorded approximately $6.4 million, $4.5 million, and $2.9 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2008, is approximately $14.4 million and will be recognized over a weighted average period of approximately 4.0 years. Restricted equity awards which vested in 2008 had a value of approximately $2.3 million on the vesting dates.

8.	Commitments and Contingencies

Our operating leases primarily consist of ground leases in which certain of our facilities or other related property reside. These ground leases are long-term leases and some contain escalation provisions. Our ground leases are subleased to our tenants. Lease and rental expense for fiscal years ending 2008, 2007, and 2006, respectively, were $919,735, $702,860, and $414,479 which was offset by sublease rental income of $417,395, $374,468, and $63,468 for the fiscal years ending 2008, 2007, and 2006, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2008 are as follows: (amounts in thousands)

2009	$841
2010	835
2011	845
2012	849
2013	745
Thereafter	29,721

$33,836

The total amount to be received in the future from non-cancellable subleases at December 31, 2008, is approximately $31.9 million.

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows, except for potentially the Stealth litigation.

In October 2006, two of our subsidiaries terminated their respective leases with Stealth, L.P. (“Stealth”), the operator of a hospital and medical office building complex that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that our conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.

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

The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. The case is set for trial in September 2009. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue defending them vigorously. We have not recorded a liability at December 31, 2008 related to the Stealth litigation.

9.	Common Stock

In the first quarter of 2007, we sold 12,217,900 shares of common stock at a price of $15.60 per share, less an underwriting commission of five percent. Of the shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of our common stock in connection with forward sale agreements between us and affiliates of the underwriters (the “forward purchasers”). We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchasers. In December 2007, we settled the forward sale agreements and received proceeds, net of underwriting commission of five percent and other adjustments, of approximately $43.3 million.

In March 2008, we sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, we realized proceeds of $128.3 million.

In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions, were approximately $68.4 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.

On January 9, 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 100,000,000 to 150,000,000.

10.	Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximates their fair values. We estimate the fair value of our loans, interest, and other receivables by discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes based on quotes from securities dealers and market makers. We estimate the fair value of our senior notes, revolving credit facilities, and term loans based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	December 31,		December 31,
	2008		2007
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value

Interest and Rent Receivables	$13,837	$12,475	$10,326	$10,398
Loans	293,523	282,459	265,758	293,347
Debt	(638,366)	(487,198)	(480,525)	(467,890)

11.	Discontinued Operations

In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, resulting in a gain on the sale of approximately $9.3 million. We also wrote off approximately $9.5 million in related straight-line rent receivables upon completion of the sales. The three Vibra properties were classified as held for sale and were reflected in the accompanying Consolidated Balance Sheet at $81.4 million at December 31, 2007.

In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. At December 31, 2007, we had approximately $4.2 million in working capital loans included in assets of discontinued operations on the consolidated balance sheet. In July 2008, we received from Medicare the substantial remainder of amounts that we expect to collect and based thereon wrote off in the second quarter of 2008 approximately $2.1 million (net of approximately $1.2 million in tax benefits) of remaining uncollectible receivables from the operator.

The following table presents the results of discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$2,477	$14,634	$21,498
Gain on sale	9,305	4,061	—
Net income	7,282	13,351	12,177
Earnings per share — diluted	$0.11	$0.28	$0.31

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

12.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007: ($ amounts in thousands)

	For the Three Month Periods in 2008 Ended
	March 31	June 30	September 30	December 31

Revenues	$23,413	$31,098	$33,117	$29,934
Income from continuing operations	8,440	8,599	7,090	3,076
Income (loss) from discontinued operations	2,794	5,242	412	(1,166)
Net income	11,234	13,841	7,502	1,910
Net income per share — basic	$0.21	$0.21	$0.12	$0.03
Weighted average shares outstanding — basic	52,933,616	64,991,168	65,059,876	65,061,424
Net income per share — diluted	$0.21	$0.21	$0.12	$0.03
Weighted average shares outstanding — diluted	53,045,790	65,173,660	65,177,364	65,075,266

	For the Three Month Periods in 2007 Ended
	March 31	June 30	September 30	December 31

Revenues	$14,733	$21,285	$21,429	$24,338
Income from continuing operations	3,310	10,793	8,424	5,362
Income (loss) from discontinued operations	6,894	719	3,223	2,515
Net income	10,204	11,512	11,647	7,877
Net income per share — basic	$0.23	$0.23	$0.24	$0.16
Weighted average shares outstanding — basic	42,823,619	49,040,141	49,071,806	49,761,733
Net income per share — diluted	$0.23	$0.23	$0.24	$0.16
Weighted average shares outstanding — diluted	43,070,303	49,293,328	49,371,555	50,069,759

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of the Company annually considers the selection of the Company’s independent registered public accountants. On September 8, 2008, the Company notified KPMG LLP (KPMG) that the Company’s Audit Committee, on September 8, 2008, decided not to renew the engagement of its independent registered public accountants, KPMG, and selected PricewaterhouseCoopers LLP (PwC) to serve as the Company’s independent registered public accountants for 2008.

The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on the consolidated financial statements and on the effectiveness of internal control over financial reporting of the Company as of and for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2007 and 2006 and the subsequent interim periods through September 8, 2008: (1) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreements in its audit reports on the consolidated financial statements of the Company, and (2) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.

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

Management of Medical Properties Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2008, Medical Properties Trust maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2009.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2009.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 18, 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(16)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(16)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10	.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number		Exhibit Title

10	.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10	.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10	.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10	.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10	.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10	.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10	.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10	.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10	.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001

Exhibit
Number		Exhibit Title

10	.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005
10	.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10	.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10	.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10	.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10	.51(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.52(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.53(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.54(10)	First Amendment to Term Loan Agreement
10	.55(16)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.56(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.57(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.58(1)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.59(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.60(8)	Second Amended and Restated 2004 Equity Incentive Plan
10	.61(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008
10	.62(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008
10	.63(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008
10	.64(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008

Exhibit
Number		Exhibit Title

10	.65(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008
10	.66(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008
10	.67(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008
10	.68(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008
10	.71(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.72(17)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.73(17)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.74(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.75(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.76(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.77(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.78(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10	.79(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.80(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.81(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
21	.1(17)	Subsidiaries of Registrant
23	.1(17)	Consent of PricewaterhouseCoopers LLP
23	.2(17)	Consent of KPMG LLP
23	.3(17)	Consent of Moss Adams LLP
31	.1(17)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(17)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(17)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(18)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2007 and 2006
99	.2(18)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2008

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Included in this Form 10-K.

(18)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2007 and 2006) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2008) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007 filed with the Commission on July 11, 2008 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 10, 2008, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Virginia A. Clarke Virginia A. Clarke	Director	March 13, 2009

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 13, 2009

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2009

/s/ G. Steven Dawson G. Steven Dawson	Director	March 13, 2009

/s/ Robert E. Holmes Robert E. Holmes, Ph.D.	Director	March 13, 2009

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	March 13, 2009

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 13, 2009

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2008

				Additions Subsequent to Acquisition
		Initial Costs			Carrying	Cost at December 31, 2008			Accumulated		Date of	Date	Depreciable
Location	Type of Property	Land	Buildings	Improvements	Costs	Land	Buildings	Total	Depreciation	Encumbrances	Construction	Acquired	Life (Years)
	(Amounts in thousands)

Thornton, CO	Long term acute care hospital	$2,130	$6,013	$1,012	$—	$2,130	$7,025	$9,155	$693	—	1962	August 17, 2004	40

New Bedford, MA	Long term acute care hospital	1,400	19,772	256	—	1,400	20,028	21,428	2,155	—	1942	August 17, 2004	40

Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	918	—	1984	June 9, 2005	40

Denham Springs, LA	Long term acute care hospital	429	5,340	—	49	428	5,390	5,818	416	—	1960	June 9, 2005	40

Redding, CA	Long term acute care hospital	—	19,952	—	3,622	1,629	21,945	23,574	1,799	—	1991	June 30, 2005	40

Sherman Oaks, CA	Acute care general hospital	5,290	13,587	—	31	5,290	13,618	18,908	1,023	—	1956	December 30, 2005	40

Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	1,857	—	2006	August 8, 2006	40

Montclair, CA	Acute care general hospital	1,500	17,419	—	42	1,500	17,461	18,961	1,054	—	1971	August 9, 2006	40

Dallas, TX	Long term acute care hospital	1,000	13,589	—	(53)	1,000	13,536	14,536	789	—	2006	September 5, 2006	40

Huntington Beach, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	591	—	1965	November 8, 2006	40

La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	591	—	1971	November 8, 2006	40

Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	1,182	—	1964	November 8, 2006	40

Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	487	—	2002	December 1, 2006	40

San Antonio, TX	Rehabilitaion hospital	—	10,198	—	—	—	10,198	10,198	531	—	1987	December 1, 2006	40

Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	375	—	1998	December 1, 2006	40

Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	2,899	42,000	2006	December 1, 2006	40

Bensalem, PA	Acute care general hospital	6,911	38,185	—	(575)	6,912	37,609	44,521	1,720	—	2006	March 19, 2007	40

Portland, OR	Long term acute care hospital	3,085	17,859	—	2,475	3,071	20,348	23,419	790	—	1964	April 18, 2007	40

San Diego, CA	Acute care general hospital	6,550	15,653	—	98	6,550	15,751	22,301	652	—	1964	May 9, 2007	40

Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	1,920	—	1974	August 10, 2007	40

Houston, TX	Acute care general hospital	3,501	34,530	—	(5,713)	3,502	28,816	32,318	1,021	—	1960	August 10, 2007	40

Inglewood, CA	Acute care general hospital	15,600	35,994	—	—	15,600	35,994	51,594	1,172	—	1960	November 1, 2007	40

Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	297	—	1984	April 1, 2008	40

Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	331	—	1982	April 1, 2008	40

Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	37	—	1975	April 22, 2008	40

Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	367	—	1982	April 1, 2008	40

Cleveland, TX	Acute care general hospital	341	19,505	—	—	341	19,505	19,846	365	—	1968	April 1, 2008	40

Detroit, MI	Long term acute care hospital	1,220	8,687	—	—	1,220	8,687	9,907	195	—	1956	May 22, 2008	40

Encino, CA	Acute care general hospital	5,113	9,903	—	—	5,113	9,903	15,016	103	—	1950	July 30, 2008	40

Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	36	—	1974	April 22, 2008	40

Fayetteville, AR	Rehabilitaion hospital	909	18,332	—	—	909	18,332	19,241	229	—	1991	July 14, 2008	40

Fort Lauderdale, FL	Rehabilitaion hospital	3,499	21,939	—	—	3,499	21,939	25,438	366	—	1985	April 22, 2008	40

Garden Grove, CA	Acute care general hospital	5,502	10,748	—	—	5,502	10,748	16,250	34	—	1982	November 25, 2008	40

Garden Grove, CA	Medical Office Building	862	7,888	—	—	862	7,888	8,750	17	—	1982	November 25, 2008	40

Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	—	1,822	37,467	39,289	722	—	2002	April 1, 2008	40

Morgantown, WV	Rehabilitaion hospital	—	21,552	—	—	—	21,552	21,552	315	—	1989	May 19, 2008	40

Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	29	—	1979	April 22, 2008	40

Petersburg, VA	Rehabilitaion hospital	1,302	9,121	—	—	1,302	9,121	10,423	114	—	2006	July 1, 2008	40

West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	973	—	1980	April 22, 2008	40

Poplar Bluff, MO	Acute care general hospital	2,660	38,694	—	—	2,660	38,694	41,354	645	—	1980	April 22, 2008	40

East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	23	—	1979	April 22, 2008	40

San Dimas, CA	Acute care general hospital	6,160	6,839	—	—	6,160	6,839	12,999	14	—	1972	November 25, 2008	40

San Dimas, CA	Medical Office Building	1,915	5,085	—	—	1,915	5,085	7,000	11	—	1979	November 25, 2008	40

West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	58	—	1976	April 22, 2008	40

Tucson, AZ	Long term acute care hospital	920	6,078	—	—	920	6,078	6,998	114	—	1987	April 1, 2008	40

Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	13	—	1979	April 22, 2008	40

Webster, TX	Long term acute care hospital	988	10,432	—	—	988	10,432	11,420	195	—	1986	April 1, 2008	40

Wichita, KS	Rehabilitaion hospital	1,019	18,373	—	—	1,019	18,373	19,392	343	8,950	1992	April 4, 2008	40

		$107,466	$833,280	$1,268	$1,686	$109,908	$833,792	$943,700	$30,581	50,950

Disposed Properties

Bowling Green, KY	Rehabilitaion hospital	3,070	33,570	7	(36,647)	—	—	—	(3,217)	—

Fresno, CA	Rehabilitaion hospital	1,550	16,363	130	(18,043)	—	—	—	(1,571)	—

Marlton, NJ	Rehabilitaion hospital	—	30,903	55	(30,958)	—	—	—	(2,963)	—

		4,620	80,836	192	(85,648)	—	—	—	(7,751)	—

III-1

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset and mortgage loans, for the years ended:

	December 31,	December 31,		December 31,
	2008	2007		2006

COST
Balance at beginning of period	$614,088	$486,436		$281,523
Acquisitions	418,766	167,246		109,060
Transfers from construction in progress	2,475	66,040		94,661
Additions	308	9,577		8,477
Other	(6,288)	—		—
Dispositions	(85,648)	(115,211)		(7,285)

Balance at end of period	$943,701	$614,088	(1)	$486,436

The changes in accumulated depreciation, including real estate assets held for sale, for the years ended:

	December 31,	December 31,		December 31,
	2008	2007		2006

ACCUMULATED DEPRECIATION
Balance at beginning of period	$20,214	$12,290		$5,260
Depreciation	18,118	11,301		7,288
Depreciation on disposed property	(7,751)	(3,377)		(258)

Balance at end of period	$30,581	$20,214	(2)	$12,290

(1)	Includes gross amount of real estate held for sale cost of $85,648

(2)	Includes depreciation included in real estate held for sale of $7,076

III-2

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest
	(Dollar amounts in thousands)

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Daniel Freeman Marina Hospital	10.3%	2021		(1)	40,000	40,000	(2)
Desert Valley Hospital	9.4%	2022		(1)	70,000	70,000	(2)
Chino Valley Medical Center	9.4%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	9.2%	2022		(1)	25,000	25,000	(2)

					$185,000	$185,000

(1)	There were no prior liens on loans as of December 31, 2008.

(2)	The mortgage loan was not delinquent with respect to principal or interest.

(3)	The aggregate cost for Federal income tax purposes is $185,000.

Changes in mortgage loans for the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollar amounts in thousands)

Balance at beginning of year	$185,000	$105,000	$40,000
Additions during year:
New mortgage loans and additional advances on existing loans	—	145,000	65,000

	185,000	250,000	105,000

Deductions during year:
Settled through acquisition of real estate	—	25,000	—
Collection of principal	—	40,000	—

	—	65,000	—

Balance at end of year	$185,000	$185,000	$105,000

IV-1

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(16)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(16)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10	.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number		Exhibit Title

10	.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005
10	.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005
10	.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005
10	.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005
10	.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005
10	.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005
10	.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005
10	.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005
10	.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005
10	.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005
10	.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005
10	.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001
10	.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005

Exhibit
Number		Exhibit Title

10	.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005
10	.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005
10	.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005
10	.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10	.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005
10	.51(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.52(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.53(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.54(10)	First Amendment to Term Loan Agreement
10	.55(16)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.56(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.57(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.58(1)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.59(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.60(8)	Second Amended and Restated 2004 Equity Incentive Plan
10	.61(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008
10	.62(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008
10	.63(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008
10	.64(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008
10	.65(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008

Exhibit
Number		Exhibit Title

10	.66(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008
10	.67(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008
10	.68(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008
10	.71(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.72(17)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.73(17)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.74(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.75(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.76(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.77(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.78(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10	.79(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.80(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.81(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
21	.1(17)	Subsidiaries of Registrant
23	.1(17)	Consent of PricewaterhouseCoopers LLP
23	.2(17)	Consent of KPMG LLP
23	.3(17)	Consent of Moss Adams LLP
31	.1(17)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(17)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(17)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(18)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2007 and 2006
99	.2(18)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2008

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Included in this Form 10-K.

(18)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2007 and 2006) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2008) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007 filed with the Commission on July 11, 2008 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 10, 2008, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.