Form 10-K/A
period 2008-12-31
MEDICAL PROPERTIES TRUST INC
filed 2009-05-11
CIK 1287865

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐          No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐          No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑          No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐          No ☑
     As of June 30, 2008, the aggregate market value of the 64,166,383 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant was $649,363,796 based upon the last reported sale price of $10.12 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.
     As of March 1, 2009, 78,356,000 shares of the Registrant’s Common Stock were outstanding.
     Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

MEDICAL PROPERTIES TRUST, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Medical Properties Trust, Inc. is filed for the sole purpose of adding the consolidated financial statements of Prime Healthcare Services, Inc. and Subsidiaries (“Prime”) as Exhibit 99.1 and of including consents from our independent registered public accounting firms and that of our significant lessee. At December 31, 2008, our properties leased to Prime were more than 20% of our assets. Since these properties are leased to Prime under long-term, triple-net leases that transfer substantially all operating costs to Prime, financial information about Prime may be relevant to investors. The audited financial statements of Prime for the years ended December 31, 2008 and 2007 are attached to this report as Exhibit 99.1. Refer to our 2007 Form 10-K/A filed on July 11, 2008 for the audited financial statements of Prime for the years ended December 31, 2007 and 2006. These financial statements were provided to us by Prime and Medical Properties Trust, Inc. did not participate in their preparation or review. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these exhibits.
Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any other Item of the originally filed annual report.

PART IV
Item 15. Exhibits and Financial Statement Schedules	3
SIGNATURES	17

INDEX TO EXHIBITS	17
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF KPMG LLP
EX-23.3 CONSENT OF MOSS ADAMS LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-99.1 CONSOLIDATED FINANCIAL STATEMENTS

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
The financial statements and financial statement schedules were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 13, 2009.
(b) Exhibits

Exhibit
Number	Exhibit Title
3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Registrant’s Amended and Restated Bylaws

3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006

4.5(16)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.6(16)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)*	Form of Restricted Stock Award

10.5(7)*	Form of Deferred Stock Unit Award

10.6(1)*	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)*	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)*	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)*	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.11(1)*	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005

10.12(1)*	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto

10.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004

Exhibit
Number	Exhibit Title
10.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004

10.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004

10.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004

10.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993

10.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004

10.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

10.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004

10.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004

10.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004

10.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004

10.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005

10.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005

10.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

Exhibit
Number	Exhibit Title
10.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005

10.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005

10.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005

10.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005

10.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005

10.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005

Exhibit
Number	Exhibit Title
10.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001

10.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005

10.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005

10.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005

10.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005

10.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005

10.51(11)*	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.52(11)*	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.53(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.54(10)	First Amendment to Term Loan Agreement

10.55(16)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.56(16)*	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.57(16)*	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

Exhibit
Number	Exhibit Title
10.58(1)*	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.59(16)*	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006

10.60(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.61(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008

10.62(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008

10.63(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008

10.64(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008

10.65(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008

10.66(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008

10.67(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008

10.68(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008

10.71(17)*	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009

10.72(17)*	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008

10.73(17)*	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009

10.74(17)*	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008

10.75(17)*	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009

10.76(17)*	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008

Exhibit
Number	Exhibit Title
10.77(17)*	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009

10.78(17)*	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

10.79(17)*	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009

10.80(17)*	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008

10.81(17)*	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

21.1(17)	Subsidiaries of Registrant

23.1(19)	Consent of PricewaterhouseCoopers LLP

23.2(19)	Consent of KPMG LLP

23.3(19)	Consent of Moss Adams LLP

31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32(17)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1(18)(19)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 13, 2009.

(18)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2008 and 2007) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. Refer to our 2007 Form 10-K/A filed on July 11, 2008 for the audited financial statements of Prime for the years ended December 31, 2007 and 2006. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

(19)	Included in this Form 10-K/A.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Registrant’s Amended and Restated Bylaws

3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006

4.5(16)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.6(16)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)*	Form of Restricted Stock Award

10.5(7)*	Form of Deferred Stock Unit Award

10.6(1)*	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)*	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)*	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)*	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.11(1)*	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005

10.12(1)*	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto

10.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004

Exhibit
Number	Exhibit Title
10.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004

10.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004

10.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004

10.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993

10.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004

10.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

10.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004

10.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004

10.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004

10.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004

10.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and DSI Facility Development, LLC, dated March 3, 2005

10.26(1)	Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bucks County Hospital, L.P., Bucks County Oncoplastic Institute, LLC, DSI Facility Development, LLC, Jerome S. Tannenbaum, M.D., M. Stephen Harrison and G. Patrick Maxwell, M.D., dated April 29, 2005

10.27(1)	Lease Agreement between Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.28(1)	Development Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.29(1)	Funding Agreement among DSI Facility Development, LLC, Bucks County Oncoplastic Institute, LLC and MPT of Bucks County, L.P., dated September 16, 2005

10.30(1)	Purchase and Sale Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.31(1)	Contract for Purchase and Sale of Real Property between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.32(1)	Sublease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

Exhibit
Number	Exhibit Title
10.33(1)	Net Ground Lease between North Cypress Property Holdings, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.34(1)	Lease Agreement between MPT of North Cypress, L.P. and North Cypress Medical Center Operating Company, Ltd., dated as of June 1, 2005

10.35(1)	Net Ground Lease between Northern Healthcare Land Ventures, Ltd. and MPT of North Cypress, L.P., dated as of June 1, 2005

10.36(1)	Construction Loan Agreement between North Cypress Medical Center Operating Company, Ltd. and MPT Finance Company, LLC, dated June 1, 2005

10.37(1)	Purchase, Sale and Loan Agreement among MPT Operating Partnership, L.P., MPT of Covington, LLC, MPT of Denham Springs, LLC, Covington Healthcare Properties, L.L.C., Denham Springs Healthcare Properties, L.L.C., Gulf States Long Term Acute Care of Covington, L.L.C. and Gulf States Long Term Acute Care of Denham Springs, L.L.C., dated June 9, 2005

10.38(1)	Lease Agreement between MPT of Covington, LLC and Gulf States Long Term Acute Care of Covington, L.L.C., dated June 9, 2005

10.39(1)	Promissory Note made by Denham Springs Healthcare Properties, L.L.C. in favor of MPT of Denham Springs, LLC, dated June 9, 2005

10.40(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Redding, LLC, Vibra Healthcare, LLC and Northern California Rehabilitation Hospital, LLC, dated June 30, 2005

10.41(1)	Lease Agreement between Northern California Rehabilitation Hospital, LLC and MPT of Redding, LLC, dated June 30, 2005

Exhibit
Number	Exhibit Title
10.42(1)	Amendment No. 1 to Ground Lease Agreement between National Medical Specialty Hospital of Redding, Inc. and Ocadian Care Centers, Inc., dated November 29, 2001

10.43(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Bloomington, LLC, Southern Indiana Medical Park II, LLC and Monroe Hospital, LLC, dated October 7, 2005

10.44(1)	Lease Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.45(1)	Development Agreement among Monroe Hospital, LLC, Monroe Hospital Development, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.46(1)	Funding Agreement between Monroe Hospital, LLC and MPT of Bloomington, LLC, dated October 7, 2005

10.47(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Chino, LLC, Prime Healthcare Services, LLC, Veritas Health Services, Inc., Prime Healthcare Services, Inc., Desert Valley Hospital, Inc. and Desert Valley Medical Group, Inc., dated November 30, 2005

10.48(1)	Lease Agreement among Veritas Health Services, Inc., Prime Healthcare Services, LLC and MPT of Chino, LLC, dated November 30, 2005

10.49(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005

10.50(1)	Lease Agreement between MPT of Sherman Oaks, LLC and Prime Healthcare Services II, LLC, dated December 30, 2005

10.51(11)*	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.52(11)*	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.53(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.54(10)	First Amendment to Term Loan Agreement

10.55(16)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

10.56(16)*	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.57(16)*	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

Exhibit
Number	Exhibit Title
10.58(1)*	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.59(16)*	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006

10.60(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.61(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008

10.62(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008

10.63(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008

10.64(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008

10.65(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008

10.66(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008

10.67(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008

10.68(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008

10.71(17)*	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009

10.72(17)*	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008

10.73(17)*	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009

10.74(17)*	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008

10.75(17)*	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009

10.76(17)*	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008

Exhibit
Number	Exhibit Title
10.77(17)*	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009

10.78(17)*	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

10.79(17)*	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009

10.80(17)*	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008

10.81(17)*	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

21.1(17)	Subsidiaries of Registrant

23.1(19)	Consent of PricewaterhouseCoopers LLP

23.2(19)	Consent of KPMG LLP

23.3(19)	Consent of Moss Adams LLP

31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32(17)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1(18)(19)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on July 26, 2005.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 28, 2007.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 13, 2009.

(18)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2008 and 2007) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. Refer to our 2007 Form 10-K/A filed on July 11, 2008 for the audited financial statements of Prime for the years ended December 31, 2007 and 2006.We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

(19)	Included in this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2009
INDEX TO EXHIBITS

Exhibit
Number	Description
23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

23.3	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007