Form 10-Q
period 2009-03-31
MEDICAL PROPERTIES TRUST INC
filed 2009-05-11
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the registrant had 80,144,138 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$992,344	$996,965
Mortgage loans	185,000	185,000

Gross investment in real estate assets	1,177,344	1,181,965
Accumulated depreciation and amortization	(41,675)	(40,334)

Net investment in real estate assets	1,135,669	1,141,631
Cash and cash equivalents	11,209	11,748
Interest and rent receivable	12,815	13,837
Straight-line rent receivable	20,906	19,003
Other loans	114,003	108,523
Assets of discontinued operations	1,171	2,385
Other assets	13,881	14,246

Total Assets	$1,309,654	$1,311,373

Liabilities and Equity
Liabilities
Debt	$563,010	$630,557
Accounts payable and accrued expenses	28,872	24,718
Deferred revenue	12,928	16,110
Lease deposits and other obligations to tenants	14,520	13,645

Total liabilities	619,330	685,030
Medical Properties Trust, Inc. Stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 78,505 shares at March 31, 2009, and 65,056 shares at December 31, 2008	79	65
Additional paid in capital	755,607	686,238
Distributions in excess of net income	(65,336)	(59,941)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	690,088	626,100

Non-controlling interests	236	243

Total equity	690,324	626,343

Total Liabilities and Equity	$1,309,654	$1,311,373

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Revenues
Rent billed	$23,086	$14,971
Straight-line rent	1,864	1,660
Interest and fee income	7,423	6,710

Total revenues	32,373	23,341
Expenses
Real estate depreciation and amortization	6,246	3,528
Property-related	919	56
General and administrative	5,678	4,358

Total operating expenses	12,843	7,942

Operating income	19,530	15,399
Other income (expense)
Interest and other income	—	103
Interest expense	(9,463)	(7,455)

Net other expense	(9,463)	(7,352)

Income from continuing operations	10,067	8,047
Income from discontinued operations	650	2,853

Net income	10,717	10,900
Net income attributable to non-controlling interests	(7)	(2)

Net income attributable to MPT common stockholders	$10,710	$10,898

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.13	$0.15
Income from discontinued operations attributable to MPT common stockholders	0.01	0.05

Net income attributable to MPT common stockholders	$0.14	$0.20

Weighted average shares outstanding — basic	76,432	52,992

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.13	$0.15
Income from discontinued operations attributable to MPT common stockholders	0.01	0.05

Net income attributable to MPT common stockholders	$0.14	$0.20

Weighted average shares outstanding — diluted	76,432	53,002

Dividends declared per common share	$0.20	$0.27

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income	$10,717	$10,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,343	4,012
Straight-line rent revenue	(1,903)	(2,238)
Share-based compensation	1,487	1,873
Other adjustments	1,667	(596)

Net cash provided by operating activities	18,311	13,951
Investing activities
Real estate acquired	(438)	—
Principal received on loans receivable	236	455
Investment in loans receivable	(5,081)	(1,880)
Escrow deposits paid for future acquisitions	—	(4,000)
Construction in progress and other	(910)	(147)

Net cash used for investing activities	(6,193)	(5,572)
Financing activities
Additions to debt	—	78,875
Payments of debt	(68,305)	(144,205)
Distributions paid	(13,282)	(14,490)
Sale of common stock, net	67,890	128,602
Lease deposits and other obligations to tenants	683	825
Other financing activities	357	(5,199)

Net cash provided by financing activities	(12,657)	44,408

Increase in cash and cash equivalents for period	(539)	52,787
Cash and cash equivalents at beginning of period	11,748	94,215

Cash and cash equivalents at end of period	$11,209	$147,002

Interest paid	$5,026	$4,477
Supplemental schedule of non-cash investing activities:
Construction in progress transferred to land and building	$—	$200
Interest and other receivables recorded as deferred revenue	—	12
Interest and other receivables transferred to loans receivable	—	91
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$16,043	$14,598
Other non-cash financing activities	5	—
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. Presently, we directly own substantially all of the limited partnership interests in the Operating Partnership.
We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by an entity which we elected to be treated as a taxable REIT subsidiary (“TRS”). Our TRS is subject to both federal and state income taxes.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Notes 2 and 4), the condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.
New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not adopted by us.
In April 2009, the FASB issued Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1), effective for interim periods ending after June 15, 2009. This FSP requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We expect to apply FSP SFAS 107-1, starting with our 2009 second quarter Form 10-Q.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income. In accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (i) all prior period non-controlling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period non-controlling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.
3. Real Estate and Lending Activities
Acquisitions
In the second and third quarters of 2008, we completed the acquisition of 20 properties from a single seller for approximately $357.2 million. In May 2008, we acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (“Vibra”). We financed these acquisitions using proceeds from our March 2008 issuance of debt and equity (see

Note 4 — Debt and Note 5 — Common Stock), from our existing revolving credit facilities and from the sale of three rehabilitation facilities to Vibra in May 2008 with proceeds (including lease termination fees and loan prepayment) totaling $105.0 million (see Note 7 — Discontinued Operations).
In June 2008, we entered into a $60 million financing arrangement with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. In July 2008, we acquired one of the facilities from a Prime affiliate for approximately $15.0 million and the other two facilities in the 2008 fourth quarter for $45 million.
The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2008, as if each acquisition and the sale of three rehabilitation facilities to Vibra was consummated on the same terms at the beginning of 2008 ($ amounts in thousands except per share amounts).

2008
Total revenues	$33,748
Net income	12,425
Income per share-diluted	$0.18
Leasing Operations
For the three months ended March 31, 2009 and 2008, revenue from affiliates of Prime accounted for 38.6% and 37.3%, respectively, of total revenue. For the three months ended March 31, 2009 and 2008, revenue from Vibra accounted for 14.0% and 17.7%, respectively, of total revenue.
4. Debt
The following is a summary of debt ($ amounts in thousands):

	As of March 31,		As of December 31,
	2009		2008
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$125,000	Variable	$193,000	Variable
Senior unsecured notes — fixed rate through July and October, 2011, due July and October, 2016	125,000	7.333% - 7.871%	125,000	7.333% - 7.871%
Exchangeable senior notes:
Principal amount	220,000	6.125% - 9.25%	220,000	6.125% - 9.25%
Unamortized discount	(10,660)		(11,418)

	209,340		208,582
Term loans	103,670	Various	103,975	Various

	$563,010		$630,557

As of March 31, 2009, principal payments due for our debt (which exclude any debt discounts recorded) are as follows:

2009	$1,706
2010	114,273	(1)
2011	202,933
2012	39,893
2013	89,865
Thereafter	125,000

Total	$573,670

(1)	$83,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If elected to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.
In January 2009, we completed a public offering (see Note 5 — Common Stock) resulting in net proceeds of $67.9 million, which was used to repay borrowings outstanding under our revolving credit facilities.
In November 2006 and March 2008, our Operating Partnership issued and sold $138.0 million and $82.0 million, respectively, of Exchangeable Senior Notes. See Note 4 of our 2008 Annual Report on Form 10-K, as amended, for further information in regards to the terms of the exchangeable senior notes.
In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP”), which affects the accounting for our exchangeable senior notes. The FSP requires that the initial debt proceeds from the sale of our exchangeable senior notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional interest expense. We adopted this FSP on January 1, 2009 and have applied the FSP retroactively to all periods presented. The adoption of the FSP resulted in an increase in unamortized debt discount of $7.7 million and additional paid in capital of $11.0 million and a decrease in retained earnings of $3.3 million in our consolidated balance sheet as of December 31, 2008. We recorded additional non-cash interest expense in our consolidated statements of income of approximately $560,000 ($0.01 per share) and $335,000 ($0.01 per share) in the first quarter of 2009 and 2008, respectively, associated with the amortization of this discount at an annual effective interest rate of 8.3% and 11.3% for the 2006 and 2008 exchangeable senior notes, respectively. The unamortized discount of $6.7 million and $3.9 million at March 31, 2009 will continue to be amortized through November 2011 and April 2013 for the 2006 and 2008 exchangeable senior notes, respectively.
5. Common Stock
In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were approximately $67.9 million.
On January 9, 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 100,000,000 to 150,000,000.
In March 2008, we sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, we realized proceeds of $128.6 million.
6. Stock Awards
Our stockholders have approved and we have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) which authorizes the issuance of options to purchase common stock, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock based awards, including profits interest in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,686,534 shares remain available for future stock awards as of March 31, 2009. We awarded 441,134 and 405,512 shares in the first quarter of 2009 and 2008, respectively, of restricted stock to management, independent directors, and certain employees (2009 only). The 2009 awards vest quarterly based on service, over three years in equal amounts beginning April 2009. The 2008 awards to management vest based on service over five years in equal annual amounts beginning February 2009, while the awards to directors vest based on service over three years in equal amounts beginning February 2009.
7. Discontinued Operations
In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex with Stealth L.P. (“Stealth”) and repossessed the real estate. In January 2007, we sold the hospital and MOB complex. We are defendants in ongoing litigation related to the Stealth transaction as described in Note 9 — Contingencies. We have reclassified current and prior year activity related to all of these transactions as discontinued operations.

The following table presents the results of discontinued operations for the three months ended March 31, 2009 and 2008 ($ amounts in thousands except per share amounts):

	For the Three Months
	Ended March 31,
	2009	2008
Revenues	$—	$3,649
Net income	650	2,853
Earnings per share — diluted	$0.01	$0.05
8. Earnings Per Share
In June 2008, the FASB issued FASB Staff Position EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends at the same rate as outstanding common shares, and accordingly, these awards are deemed to be participating securities under FSP EITF 03-6-1. We adopted FSP EITF 03-6-1 on January 1, 2009 which resulted in a $0.01 negative impact on earnings per share for the quarters ended March 31, 2009 and 2008. Our earnings per share under FSP EITF 03-6-1 were calculated as follows (amounts in thousands except per share amounts):

	For the Three Months
	Ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$10,067	$8,047
Non-controlling interests’ share in continuing operations	(9)	—
Participating securities’ share in earnings	(333)	(413)

Income from continuing operations attributable to MPT common stockholders	9,725	7,634

Income from discontinued operations	650	2,853
Non-controlling interests’ share in discontinued operations	2	(2)

Income from discontinued operations attributable to MPT common stockholders	652	2,851

Net income attributable to MPT common stockholders	$10,377	$10,485

Denominator:
Basic weighted-average common shares	76,432	52,992
Dilutive stock options	—	10

Diluted weighted-average common shares	76,432	53,002

For the three months ended March 31, 2009 and 2008, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.
9. Contingencies
In October 2006, two of our subsidiaries terminated their respective leases with Stealth, the operator of a hospital and MOB that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that our conduct violated the antitrust laws and constituted tortuous interference with Stealth’s business contracts and relationships.
In May 2007, Stealth itself filed a cross claim against our subsidiaries and the interim operator, later amended to include us, our operating partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, and that we operated all our subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth most recently consolidated all of its claims against us in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.

The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. The case is set for trial in September 2009. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue to vigorously defend them. We have not accrued any estimated settlement, judgment or future defense costs related to this litigation as of March 31, 2009. Our litigation counsel presently estimates that a jury trial and the appeals process may take two years and cost $2 million in additional defense costs. However, there can be no assurances about the time, cost or outcome of the trial and appeals process.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:
•	National and local economic, business, real estate and other market conditions;

•	The competitive environment in which we operate;

•	The execution of our business plan;

•	Financing risks;

•	Acquisition and development risks;

•	Potential environmental, contingencies, and other liabilities;

•	Other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	Our ability to maintain our status as a REIT for federal and state income tax purposes;

•	Our ability to attract and retain qualified personnel;

•	Federal and state healthcare regulatory requirements; and

•	The impact of the current credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:
•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
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
At March 31, 2009, our portfolio consisted of 51 properties: 46 facilities (of the 48 facilities that we own) are leased to 13 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.
At March 31, 2009, two of our facilities, River Oaks (located in Houston, Texas) and Bucks (located in Bensalem, Pennsylvania) remained vacant due to tenant defaults in 2008. We have stopped accruing rent on both of these facilities. We are currently working to re-lease or sell these facilities, but given the current economy no assurances can be made that we will be able to sell or re-lease them in the near future. In addition, the tenant of our Monroe facility (located in Bloomington, Indiana) is not current on its rent and interest payments although the tenant has made approximately $0.8 million in partial rent payments in 2009. We monitor the performance of the property operators on a continuous basis and, as of March 31, 2009, we believe the outstanding balances are fully collectible.
We have 23 employees as of May 1, 2009. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
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
The current recession and capital market disruptions could have a negative impact on the availability of debt financing and increase the cost of debt financing. Access to external capital on favorable terms is critical to the success of our strategy. Concern about the stability of markets generally and the strength of counterparties has led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. If these market conditions continue, they may adversely impact our ability to pursue acquisition and development opportunities and refinance existing borrowings.

CRITICAL ACCOUNTING POLICIES
Refer to our 2008 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, accounting policies for derivatives and hedging activities, variable interest entities, and stock-based compensation. During the three months ended March 31, 2009, there were no material changes to these policies other than the accounting change related to our convertible debt as described in Note 4 to the Notes to the condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
During the 2009 first quarter, operating cash flows approximated $18.3 million, which were used to fund primarily all of our dividend of $13.3 million and investing activities of $6.2 million.
In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were approximately $67.9 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities. At May 1, 2009, our availability under our revolving credit facilities plus cash on-hand approximated $70 million.
     Short-term Liquidity Requirements: We have only nominal principal payments due and no significant maturities until November 2010. We believe that the liquidity available to us as described above, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, and distributions in compliance with REIT requirements during 2009.
     Long-term Liquidity Requirements: Our first significant maturity of debt comes due in November 2010 when our $30.0 million term loan ($29.8 million outstanding on May 1, 2009) and our $154.0 million revolving credit facility ($93.0 million outstanding on May 1, 2009) mature. However, of this approximately $122.8 million of debt coming due in 2010, $93.0 million relates to our revolving credit facility, which can be extended to 2011 so long as no default has occurred and we provide necessary notice of our intentions to extend the facility.
There is no assurance that conditions now existing in the credit markets will improve by November 2011, when $203 million of our debt matures. Accordingly, while we plan to continually consider options to replace or refinance our existing debt arrangements if market conditions become more favorable, we will also evaluate other sources of liquidity including:
•	Property sales — we believe we have several assets that, even in the current credit environment, may attract purchasers willing and able to pay acceptable prices. However, we believe any possible sale transactions will be conditional on the purchaser’s ability to obtain acceptable financing, and there is no assurance that such financing will be available.

•	Incremental borrowings — we have recently successfully demonstrated our ability to access property level debt with attractive terms, providing liquidity for reduction of earlier maturing loans and debt. Moreover, our $30.0 million term loan that matures in 2010 is prepayable without penalty and is collateralized by properties with an estimated aggregate value of more than $340 million. Payment of this loan would make such collateral available for incremental borrowings. Because availability of credit is presently highly uncertain there is no assurance that we could obtain such incremental borrowings.

•	Extension of existing maturities — we expect that as market conditions improve, our existing lenders may be willing to offer additional extension options as our facilities mature. There is no assurance, however, that conditions will improve or that our lenders will offer extensions; moreover, pricing and other terms that may be associated with any such extensions may not be attractive to us.
In addition, cash provided by operations and other alternatives (such as the sale of equity and other securities) may be available to us to meet our liquidity requirements in the event more traditional forms of capital are unavailable.
Results of Operations
Three months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net income for the three months ended March 31, 2009 was $10.7 million, compared to $10.9 million for the three months ended March 31, 2008.

A comparison of revenues for the three month periods ended March 31, 2009 and 2008, is as follows, as adjusted in 2008 for discontinued operations ($ amounts in thousands):

					Year over
		% of		% of	Year
	2009	Total	2008	Total	Change
Base rents	$22,850	70.6%	$14,923	64.0%	53.1%
Straight-line rents	1,864	5.8%	1,660	7.1%	12.3%
Percentage rents	236	0.7%	48	0.2%	391.7%
Fee income	127	0.4%	126	0.5%	0.8%
Interest from loans	7,296	22.5%	6,584	28.2%	10.8%

Total revenue	$32,373	100.0%	$23,341	100.0%	38.7%

Since April 1, 2008, we have invested approximately $466.7 million in new income-earning healthcare real estate assets, and disposed of approximately $89.4 million in such assets. At March 31, 2009, we owned 46 rent producing properties (as we are not accruing rent on two of our properties) compared to 25 at March 31, 2008. The revenue from properties acquired since April 1, 2008 accounted for the majority of the increase in rent revenues. Affiliates of Prime accounted for 38.6% and 37.3% of total revenues during the three months ended March 31, 2009 and 2008, respectively, and Vibra accounted for 14.0 % and 17.7% of total revenue, respectively.
Depreciation and amortization during the first quarter of 2009 was $6.2 million, compared to $3.5 million during the first quarter of 2008, a 77.0% increase. All of this increase is related to an increase in the number of rent producing properties discussed above.
Property-related expenses in the first quarter of 2009 increased from $0.1 million in 2008 to $0.9 million in 2009. Virtually all of this increase related to maintenance, utility costs, property taxes and legal costs associated with our vacant River Oaks and Bucks facilities. These expenses are typically paid by our tenants. No such expenses related to River Oaks and Bucks were recorded in 2008.
Interest expense for the quarters ended March 31, 2009 and 2008 totaled $9.5 million and $7.5 million, respectively. The increase in interest expense was the result of higher debt balances related to the investment of $466.3 million in real estate in the last three quarters of 2008.
General and administrative expenses in the first quarter of 2009 increased compared to the same period in 2008 by $1.3 million, or 30.3%, from $4.4 million to $5.7 million. The 2009 expenses include accruals for the maximum amount of performance-based incentive compensation that may be incurred pursuant to the performance targets in our incentive compensation plans. The 2008 expenses include a favorable accrual adjustment related to bonuses earned for 2007.
In addition to the items noted above, net income for the three months ended March 31, 2008 included the operations of the three facilities sold to Vibra in the 2008 second quarter. See Note 7 to our Condensed Consolidated Financial Statements - Discontinued Operations for further information.
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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three months ended March 31, 2009 and 2008 ($ in thousands except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008
Net income attributable to MPT common stockholders	$10,710	$10,898
Depreciation and amortization
Continuing operations	6,246	3,528
Discontinued operations	—	568

Funds from operations	$16,956	$14,994

Per diluted share amounts:

	For the Three Months Ended
	March 31,
	2009	2008
Net income attributable to MPT common stockholders	$0.14	$0.20
Depreciation and amortization
Continuing operations	0.08	0.06
Discontinued operations	—	0.01

Funds from operations	$0.22	$0.27

The 2008 amounts have been restated for the retroactive application of the change in accounting principles related to our convertible debt (see Note 4 to our Condensed Consolidated Financial Statements) and participating securities (see Note 8 to our Condensed Consolidated Financial Statements).
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
The table below is a summary of our distributions declared during the two year period ended March 31, 2009:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient distributions of cash or common shares to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. In addition, our Credit Agreement, signed in November 2007, limits the amounts of dividends we can pay to 100% of funds from operations, as defined in the Credit Agreement, on a rolling four quarter basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be affected also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.
Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. Refer to our 2008 Annual Report on Form 10-K, as amended, for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include, interest rate and share price sensitivity. During the three months ended March 31, 2009, there were no material changes to our analyses.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material changes to legal proceedings as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the Commission on May 11, 2009.
Item 1.A. Risk Factors.
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the Commission on May 11, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1(1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007.

(1)	Incorporated by reference to Registrant's annual report on Form 10-K/A for period ended December 31, 2008, filed with the Commission on May 11, 2009.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: May 11, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1(1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007

(1)	Incorporated by reference to Registrant's annual report on Form 10-K/A for period ended December 31, 2008, filed with the Commission on May 11, 2009.