Form 10-Q
period 2009-06-30
MEDICAL PROPERTIES TRUST INC
filed 2009-08-07
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501
BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2009, the registrant had 80,166,013 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$992,266	$996,965
Mortgage loans	185,000	185,000

Gross investment in real estate assets	1,177,266	1,181,965
Accumulated depreciation and amortization	(47,712)	(40,334)

Net investment in real estate assets	1,129,554	1,141,631
Cash and cash equivalents	7,922	11,748
Interest and rent receivable	17,645	13,837
Straight-line rent receivable	21,678	19,003
Other loans	109,433	108,523
Assets of discontinued operations	1,185	2,385
Other assets	13,797	14,246

Total Assets	$1,301,214	$1,311,373

Liabilities and Equity
Liabilities
Debt	$562,692	$630,557
Accounts payable and accrued expenses	26,085	24,718
Deferred revenue	13,258	16,110
Lease deposits and other obligations to tenants	15,764	13,645

Total liabilities	617,799	685,030
Medical Properties Trust, Inc. stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 78,614 shares at June 30, 2009, and 65,056 shares at December 31, 2008	78	65
Additional paid in capital	756,974	686,238
Distributions in excess of net income	(73,597)	(59,941)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	683,193	626,100

Non-controlling interests	222	243

Total equity	683,415	626,343

Total Liabilities and Equity	$1,301,214	$1,311,373

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2009	2008	2009	2008
Revenues
Rent billed	$23,598	$21,346	$46,684	$36,317
Straight-line rent	748	2,280	2,612	3,940
Interest and fee income	7,168	7,545	14,591	14,254

Total revenues	31,514	31,171	63,887	54,511
Expenses
Real estate depreciation and amortization	6,708	5,337	12,954	8,865
Property-related	1,191	151	2,110	207
General and administrative	5,800	4,621	11,477	8,979

Total operating expenses	13,699	10,109	26,541	18,051

Operating income	17,815	21,062	37,346	36,460
Other income (expense)
Interest income	54	15	54	117
Interest expense	(9,431)	(12,879)	(18,894)	(20,334)

Net other expense	(9,377)	(12,864)	(18,840)	(20,217)

Income from continuing operations	8,438	8,198	18,506	16,243
Income (loss) from discontinued operations	(580)	5,186	69	8,040

Net income	7,858	13,384	18,575	24,283
Net income attributable to non-controlling interests	(12)	(18)	(19)	(19)

Net income attributable to MPT common stockholders	$7,846	$13,366	$18,556	$24,264

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.10	$0.12	$0.23	$0.26
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.08	—	0.13

Net income attributable to MPT common stockholders	$0.09	$0.20	$0.23	$0.39

Weighted average shares outstanding — basic	78,615,795	64,995,854	77,524,107	58,993,905

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.10	$0.12	$0.23	$0.26
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.08	—	0.13

Net income attributable to MPT common stockholders	$0.09	$0.20	$0.23	$0.39

Weighted average shares outstanding — diluted	78,615,795	65,009,497	77,524,107	59,005,497

Dividends declared per common share	$0.20	$0.27	$0.40	$0.54
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$18,575	$24,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,151	9,621
Straight-line rent revenue	(3,723)	(5,379)
Share-based compensation	2,896	3,668
Gain on sale of real estate	—	(9,328)
Straight-line rent write off/reserve	1,111	9,549
Increase (decrease) in accounts payable and accrued liabilities	(1,401)	3,144
Amortization and write-off of deferred financing costs and debt discount	2,753	5,263
Other adjustments	(4,196)	1,475

Net cash provided by operating activities	29,166	42,296
Investing activities
Real estate acquired	(499)	(345,180)
Principal received on loans receivable	3,025	8,927
Proceeds from sale of real estate	—	89,982
Investment in loans receivable	(5,681)	(67,181)
Construction in progress and other	(1,204)	(74)

Net cash used for investing activities	(4,359)	(313,526)
Financing activities
Revolving credit facilities, net	(68,800)	(23,986)
Additions to debt	—	110,094
Payments of debt	(606)	(330)
Distributions paid	(29,439)	(29,082)
Sale of common stock	67,848	128,029
Other financing activities	2,364	(4,033)

Net cash used (provided) by financing activities	(28,633)	180,692

Increase (decrease) in cash and cash equivalents for period	(3,826)	(90,538)
Cash and cash equivalents at beginning of period	11,748	94,215

Cash and cash equivalents at end of period	$7,922	$3,677

Interest paid	$17,095	$12,549
Supplemental schedule of non-cash investing activities:
Interest and other receivables transferred to loans receivable	—	78
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	16,050	17,938
Other non-cash financing activities	5	25
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. Presently, we directly own substantially all of the limited partnership interests in the Operating Partnership.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Notes 4 and 9), the condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
In June 2009, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events except as described in Note 11.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.
New Accounting Pronouncements: The following is a summary of recently issued accounting pronouncements which have been issued but not yet adopted by us.

     In June 2009, the FASB issued the following new accounting standards:
•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167; and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168
     SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for a transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations, but we presently expect that the effect will generally be limited to future transactions.
     SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect, if any, that the adoption of SFAS 167 will have on our financial position or results of operations.
     SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income. In accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (i) all prior period non-controlling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period non-controlling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.
3. Real Estate and Lending Activities
Acquisitions
In the second and third quarters of 2008, we completed the acquisition of 20 properties from a single seller for approximately $357.2 million. In May 2008, we acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (“Vibra”). We financed these acquisitions using proceeds from our March 2008 issuance of debt and equity (see Note 4 — Debt and Note 5 — Common Stock), from our existing revolving credit facilities and from the sale of three rehabilitation facilities to Vibra in May 2008 with proceeds (including lease termination fees and loan prepayment) totaling $105.0 million (see Note 8 — Discontinued Operations).
In June 2008, we entered into a $60 million financing arrangement with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. In July 2008, we acquired one of the facilities from a Prime affiliate for approximately $15.0 million and the other two facilities (including two medical office buildings) in the 2008 fourth quarter for $45 million.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the three and six month periods ending June 30, 2008, as if each acquisition and the sale of three rehabilitation facilities to Vibra were consummated on the same terms at the beginning of 2008 ($ amounts in thousands except per share amounts).

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2008	2008
Revenues	$34,669	$68,417
Net income	10,433	22,857
Earnings per share — diluted	$0.15	$0.34
Leasing Operations
In April 2009, we terminated leases on two of our facilities in Louisiana (Covington and Denham Springs) after the operator defaulted on the terms of the leases. As a result of the lease terminations, we took a $1.1 million charge in order to fully reserve or write off the related straight-line rent receivables associated with the Covington and Denham Springs facilities, respectively. In addition we accelerated the amortization of the related lease intangibles resulting in $0.5 million of expense in the 2009 second quarter. In June 2009, we re-leased the Denham Springs facility to a new operator under terms similar to the terminated lease. The operator of the Covington facility has entered bankruptcy proceedings, during which it has made payments to us generally equivalent to the amounts payable under the terms of the terminated lease.
For the three months ended June 30, 2009 and 2008, revenue from affiliates of Prime accounted for 39.7% and 28.0%, respectively, of total revenue. For the six months ended June 30, 2009 and 2008, revenue from affiliates of Prime accounted for 39.1% and 32.0%, respectively, of total revenue. For the three months ended June 30, 2009 and 2008, revenue from Vibra accounted for 14.2% and 16.4%, respectively, of total revenue. For the six months ended June 30, 2009 and 2008, revenue from Vibra accounted for 14.1% and 17.0%, respectively, of total revenue.
4. Debt
The following is a summary of debt ($ amounts in thousands):

	As of June 30,		As of December 31,
	2009		2008
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$124,200	Variable	$193,000	Variable
Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333% - 7.871%	125,000	7.333% - 7.871%
Exchangeable senior notes
Principal amount	220,000	6.125% - 9.250%	220,000	6.125% - 9.250%
Unamortized discount	(9,877)		(11,418)

	210,123		208,582
Term loans	103,369	Various	103,975	Various

	$562,692		$630,557

As of June 30, 2009, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2009	$605
2010	114,273	(1)
2011	211,091
2012	39,600
2013	82,000
Thereafter	125,000

Total	$572,569

(1)	$83,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If we elect to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.
In January 2009, we completed a public offering of common stock (see Note 5 — Common Stock) resulting in net proceeds of $67.9 million, which were used to repay borrowings outstanding under our revolving credit facilities.
In November 2006 and March 2008, our Operating Partnership issued and sold $138.0 million and $82.0 million, respectively, of Exchangeable Senior Notes. See Note 4 of our 2008 Annual Report on Form 10-K, as amended, for further information in regards to the terms of the exchangeable senior notes.
In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP”), which affects the accounting for our exchangeable senior notes. The FSP requires that the initial debt proceeds from the sale of our exchangeable senior notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional interest expense. We adopted this FSP on January 1, 2009 and have applied the FSP retroactively to all periods presented. The adoption of the FSP resulted in an increase in unamortized debt discount of $7.7 million and additional paid in capital of $11.0 million and a decrease in retained earnings of $3.3 million in our consolidated balance sheet as of December 31, 2008. We recorded additional non-cash interest expense in our consolidated statements of income of approximately $0.5 million ($0.01 per share) in the second quarter of 2009 and 2008, associated with the amortization of this discount at an annual effective interest rate of 8.3% and 11.3% for the 2006 and 2008 exchangeable senior notes, respectively. For the six months ended June 30, 2009 and 2008, we recorded $1.1 million ($0.01 per share) and $0.8 million ($0.01 per share), respectively. The unamortized discounts of $6.1 million and $3.7 million at June 30, 2009 will continue to be amortized through November 2011 and April 2013 for the 2006 and 2008 exchangeable senior notes, respectively.
Our revolving credit agreement and term loans impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; and change our business. In addition, these agreements limit the amount of dividends we can pay to 100% of funds from operations, as defined in the agreements, on a rolling four quarter basis. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral.
In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under these facilities, the entire outstanding balance may become immediately due and payable. At June 30, 2009, we were in compliance with all such financial and operating covenants.
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

6. Stock Awards
Our stockholders have approved and we have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) which authorizes the issuance of options to purchase common stock, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock based awards, including profits interest in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,692,623 shares remain available for future stock awards as of June 30, 2009. We awarded 441,134 and 405,512 shares in the first quarter of 2009 and 2008, respectively, of restricted stock to management, independent directors, and certain employees. The 2009 awards vest quarterly based on service, over three years in equal amounts beginning April 2009. The 2008 awards to management vest based on service over five years in equal annual amounts beginning February 2009, while the awards to directors vest based on service over three years in equal amounts beginning February 2009.
7. Fair Value of Financial Instruments
     We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our loans, interest, and other receivables by discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes based on quotes from securities dealers and market makers. We estimate the fair value of our senior notes, revolving credit facilities, and term loans based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.
     The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	June 30,		December 31,
	2009		2008
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and Rent Receivables	$17,645	$16,369	$13,837	$12,475
Loans	294,433	283,736	293,523	282,459
Debt	(562,692)	(465,052)	(630,557)	(482,175)
8. Discontinued Operations
In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million representing early lease termination fee income and $8.0 million in the form of a loan pre-payment. We recognized a $9.3 million gain on the sales of the real estate; however, we wrote-off approximately $9.5 million in related straight-line rent receivables.
In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex with Stealth L.P. (“Stealth”) and repossessed the real estate. In January 2007, we sold the hospital and MOB complex recognizing a gain of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, we received from Medicare the substantial remainder of amounts we expected to collect and based thereon recorded a charge of $2.1 million (net of approximately $1.2 million in tax benefits) to write-off the remaining uncollectible receivables from the operator in June 2008. We are defendants in ongoing litigation related to the Stealth transaction as described in Note 10 — Contingencies, which has resulted in a certain amount of legal expenses for the three and six months ended June 30, 2009 and 2008.
We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations.

The following table presents the results of discontinued operations for the three and six months ended June 30, 2009 and 2008 ($ amounts in thousands except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$(944)	$—	$2,705
Gain on sale	—	9,328	—	9,328
Net income	(580)	5,186	69	8,040
Earnings per share — diluted	$(0.01)	$0.08	$—	$0.13
9. Earnings Per Share
In June 2008, the FASB issued FASB Staff Position EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities under FSP EITF 03-6-1. We adopted FSP EITF 03-6-1 on January 1, 2009 which resulted in an approximate $0.01 and $0.02 negative impact on earnings per share for the three and six month periods, respectively, ending June 30, 2009 and 2008. Our earnings per share under FSP EITF 03-6-1 were calculated based on the following (amounts in thousands except per share amounts):

	For the Three Months
	Ended June 30,
	2009	2008
Numerator:
Income from continuing operations	$8,438	$8,198
Non-controlling interests’ share in continuing operations	(9)	(17)
Participating securities’ share in earnings	(380)	(471)

Income from continuing operations, less participating securities' share in earnings	8,049	7,710

Income from discontinued operations	(580)	5,186
Non-controlling interests’ share in discontinued operations	(3)	(1)

Income from discontinued operations attributable to MPT common stockholders	(583)	5,185

Net income, less participating securities' share in earnings	$7,466	$12,895

Denominator:
Basic weighted-average common shares	78,616	64,996
Dilutive stock options	—	13

Diluted weighted-average common shares	78,616	65,009

	For the Six Months
	Ended June 30,
	2009	2008
Numerator:
Income from continuing operations	$18,506	$16,243
Non-controlling interests’ share in continuing operations	(18)	(17)
Participating securities’ share in earnings	(770)	(960)

Income from continuing operations, less participating securities' share in earnings	17,718	15,266

	For the Six Months
	Ended June 30,
	2009	2008
Income from discontinued operations	69	8,040
Non-controlling interests’ share in discontinued operations	(1)	(2)

Income from discontinued operations attributable to MPT common stockholders	68	8,038

Net income, less participating securities' share in earnings	$17,786	$23,304

Denominator:
Basic weighted-average common shares	77,524	58,994
Dilutive stock options	—	11

Diluted weighted-average common shares	77,524	59,005

For the three and six months ended June 30, 2009 and 2008, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.
10. Contingencies
In October 2006, two of our subsidiaries terminated their respective leases with Stealth, the operator of a hospital and MOB that we owned in Houston, Texas. Pursuant to our subsidiaries’ rights under these leases, we took possession of the real estate and contracted with a third party to operate the facilities for an interim period. In January 2007, we completed the sale of these properties to Memorial Hermann Healthcare System (“Memorial Hermann”). Several limited partners of Stealth filed suit against the general partner of Stealth, our subsidiaries, the interim operator and several other parties in December 2006, in Harris County, Texas District Court, generally alleging that the defendants breached duties, interfered with the plaintiffs’ partnership rights and misappropriated assets of Stealth. Further amended petitions filed by the plaintiffs added Memorial Hermann as a defendant and, while dropping some of the original claims, alleged new claims that our conduct violated the antitrust laws and constituted tortious interference with Stealth’s business contracts and relationships.
In May 2007, Stealth itself filed a cross claim against our subsidiaries and the interim operator, later amended to include us, our operating partnership and Memorial Hermann, broadly alleging, among other things, fraud, negligent misrepresentation, breaches of contract and warranty, fraudulent presentment of a letter of credit, and that we operated all our subsidiaries as a single enterprise and/or conspired with our subsidiaries to commit the other tort claims asserted. Stealth most recently consolidated all of its claims against us in a consolidated petition that added claims of breach of fiduciary duty and seeking actual and punitive money damages. The trial court recently dismissed the letter of credit claim, and Memorial Hermann has agreed to defend and indemnify us against one of Stealth’s breach of contract claims.
The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. The case is set for trial in September 2009. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue to vigorously defend them. We have not accrued any estimated settlement, judgment or future defense costs related to this litigation as of June 30, 2009. Our litigation counsel presently estimates that a jury trial and the appeals process may take two years and cost $2 million in additional defense costs. However, there can be no assurances about the time, cost or outcome of the trial and appeals process.
11. Subsequent Events
On July 23, 2009, we entered into a lease of our Bucks facility located in Bensalem, Pennsylvania. The lease has a fixed term of five years with an option, at lessee’s discretion, to extend 15 additional periods of one year each. No rent will be required for the first six months. Thereafter, rent will be $2.0 million per year with annual escalations of 2%. In addition, we may receive up to $1.0 million annually pursuant to a profits interest agreement that provides for our participation in the profits, if any, as defined in the agreement. After the fixed term, the tenant has the right to purchase the facility at a price based on a formula set forth in the lease agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2008.
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
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital. In November 2008 we acquired a profit interest in one of our tenants that gives us a limited right to share in the tenant’s positive cash flow. We intend to attempt, under appropriate circumstances, to acquire similar interests in the future.
At June 30, 2009, our portfolio consisted of 52 properties: 46 facilities (of the 49 facilities that we own) are leased to 13 tenants, three are presently not under lease, and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 22 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.
We have 27 employees as of August 1, 2009. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees is a member of any union.
Key Factors that May Affect Our Operations
Our revenues are derived from rents we earn pursuant to the lease agreements with our tenants, interest income from loans to our tenants and other facility owners, and our profits interests in certain of our tenants. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.
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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	potential changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates;

•	other changes to the overall healthcare economy that may result from proposed and future federal legislation concerning the provision of healthcare in the United States.

•	competition from other financing sources; and

•	the ability of our tenants and borrowers to access funds in the credit markets.
Beginning in 2007, economies around the world, including the United States economy, began experiencing recessionary conditions. When combined with the extraordinary decline in values of U.S. mortgage-backed securities and other financial assets, these conditions have resulted in unprecedented disruptions in the capital markets and widening of credit spreads, which may adversely affect the performance of our tenants and impact their ability to meet their obligations to us. Failure to meet these obligations could, in certain cases, lead to restructurings, disruptions, or bankruptcies of our tenants, which may reduce the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations.
The current recession and capital market disruptions could also affect the availability of our own debt and equity financing and increase the cost of our financing. Widespread concern about the stability of financial markets generally and the strength of counterparties has led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. If these market conditions continue, they may adversely impact our ability to pursue acquisition and development opportunities and refinance existing borrowings.

CRITICAL ACCOUNTING POLICIES
For a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, accounting policies for derivatives and hedging activities, variable interest entities, and stock-based compensation refer to our 2008 Annual Report on Form 10-K, as amended. During the six months ended June 30, 2009, there were no material changes to these policies other than the accounting change related to our convertible debt as described in Note 4 to the Notes to the condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2009, operating cash flows approximated $29.2 million, which, along with borrowings from our revolving credit facility, were used to fund our dividends of $29.4 million and investing activities of $4.4 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were approximately $67.9 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities. At June 30, 2009 we had approximately $71.0 million of available borrowing capacity under our credit facilities and cash of approximately $7.9 million.
For the first six months of 2008, we generated cash of approximately $342.6 million from various sources including $128.0 million from an equity offering, $79.6 million from the issuance of exchangeable notes, $105.0 million from the sale of the three facilities to Vibra, and $30.0 million from a new term loan. These proceeds along with cash already on hand and borrowings from our revolving credit facilities were used to fund our $357.2 million acquisition of 20 healthcare facilities and the $60.0 million financing arrangement with affiliates of Prime related to three southern California hospital campuses (including two MOBs).
     Short-term Liquidity Requirements: At August 5, 2009, our availability under our revolving credit facilities plus cash on-hand approximated $61 million. We have only nominal principal payments due and no significant maturities until November 2010. We believe that the current liquidity available to us, along with our monthly cash receipts from rent and loan interest, will be sufficient for operations, debt service, and distributions in compliance with REIT requirements during the remainder of 2009 and 2010.
     Long-term Liquidity Requirements: Our first significant maturity of debt is in November 2010 when our $30.0 million term loan ($29.7 million outstanding on August 5, 2009) and our $154.0 million revolving credit facility ($93 million outstanding on August 5, 2009) mature. However, of the approximately $122.6 million coming due in 2010, the $93.0 million related to our revolving credit facility, can be extended to November 2011 so long as no default has occurred and we provide necessary notice of our intentions to extend the facility.
We will require external capital in 2011 and beyond to satisfy debt maturities, including $138 million in maturing exchangeable notes and $66 million in a maturing term loan in November 2011. Conditions in the capital markets have recently been volatile; the availability and cost of differing types of capital changes frequently and sometimes dramatically. Accordingly, there is no assurance that our present plans to address our long-term liquidity needs will be successful.
However, we believe a combination of the following sources will provide sufficient capital to meet our existing liquidity requirements during the next five years.
•	cash flows from operations.

•	proceeds from property sales.

•	issuance of new debt.

•	replacement or extension of existing credit arrangements.

•	sale of equity and equity-linked securities.

Results of Operations
Three months Ended June 30, 2009 Compared to June 30, 2008
Net income for the three months ended June 30, 2009 was $7.9 million compared to $13.4 million for the three months ended June 30, 2008.
A comparison of revenues for the three month period ended June 30, 2009 and 2008, is as follows ($ amounts in thousands):

					Year over
		% of		% of	Year
	2009	Total	2008	Total	Change
Base rents	$23,004	73.0%	$21,315	68.4%	7.9%
Straight-line rents	748	2.4%	2,280	7.3%	-67.2%
Percentage rents	594	1.9%	31	0.1%	1816.1%
Fee income	48	0.1%	967	3.1%	-95.0%
Interest from loans	7,120	22.6%	6,578	21.1%	8.2%

Total revenue	$31,514	100.0%	$31,171	100.0%	1.1%

Since July 1, 2008, we have invested approximately $120.2 million in new income-earning healthcare real estate assets. At June 30, 2009, we owned 49 rent producing properties (three of which generated no revenue in the three months ended June 30, 2009) compared to 43 at June 30, 2008. The revenue from properties acquired since July 1, 2008 accounted for the majority of the increase in base rent, percentage rents and interest revenues. Straight-line rents are lower in the 2009 quarter due to the $1.1 million write-off/reserve associated with the lease terminations disclosed in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Real estate depreciation and amortization during the second quarter of 2009 was $6.7 million compared to $5.3 million during the second quarter of 2008, a 26.4% increase. All of this increase is related to the addition of rent producing properties from July 1, 2008 to June 30, 2009 and the $0.5 million accelerated amortization on two properties due to lease terminations as noted in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Property-related expenses in the second quarter of 2009 increased from $0.2 million to $1.2 million. Approximately $1.0 million of this increase related to maintenance, utility costs, property taxes, and legal costs associated with our vacant River Oaks and Bucks facilities. These expenses are typically paid by our tenants. No such expenses related to River Oaks and Bucks were recorded in 2008.
General and administrative expenses in the second quarter of 2009 increased compared to the same period in 2008 by $1.2 million, or 26.1%, from $4.6 million to $5.8 million. We have experienced a slight increase in salaries and wages and accrued bonuses due to an increase in the number of employees in 2009 and higher office and travel expenses as a result of the expansion of our portfolio.
Interest expense for the quarters ended June 30, 2009 and 2008 totaled $9.4 million and $12.9 million, respectively. The decrease in interest expense was primarily the result of the $3.2 million non-cash charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008.

In addition to the items noted above, net income for the quarters was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements of in Item 1 to this Form 10-Q for further information.
Six Months Ended June 30, 2009 Compared to June 30, 2008
Net income for the six months ended June 30, 2009, was $18.6 million compared to net income of $24.3 million for the six months ended June 30, 2008.
A comparison of revenues for the six month periods ended June 30, 2009 and 2008, is as follows:

					Year over
		% of		% of	Year
	2009	Total	2008	Total	Change
Base rents	$45,854	71.8%	$36,236	66.5%	26.5%
Straight-line rents	2,612	4.1%	3,940	7.2%	-33.7%
Percentage rents	830	1.3%	81	0.1%	924.7%
Fee income	176	0.3%	1,093	2.0%	-83.9%
Interest from loans	14,415	22.5%	13,161	24.2%	9.5%

Total revenue	$63,887	100.0%	$54,511	100.0%	17.2%

The increase in base rents and interest is primarily due to acquisitions and other new investments. In the 2008 second quarter, and early third quarter, we completed the acquisition of 20 properties for $357.2 million from a single seller. Since July 1, 2008, we have invested $120.2 million in new income-earning healthcare real estate assets (including $34.2 million in new loans).
Percentage rent is higher for the first six months of 2009 as a result of the acquisitions noted above. Straight-line rent decreased in the first six months versus prior year primarily due to the write-off/reserve of straight-line rent receivables associated with the termination of two leases as described in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Real estate depreciation and amortization during the first half of 2009 was $13.0 million, compared to $8.9 million during the same period of 2008, a 46.1% increase. All of this increase is related to an increase in the number of rent producing properties from 2008 to 2009 and the recognition of $0.5 million in accelerated amortization related to the termination of two of our leases as disclosed in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Property-related expenses during the first half of 2009 increased from $0.2 million to $2.1 million. Approximately $1.5 million of this increase related to maintenance, utility costs, property taxes, and legal costs associated with our vacant River Oaks and Bucks facilities. These expenses are typically paid by our tenants. No such expenses related to River Oaks and Bucks were recorded in 2008.
General and administrative expenses in the first two quarters of 2009 and 2008 totaled $11.5 million and $9.0 million, respectively, an increase of 27.8%. The 2009 expenses include bonus accruals (of approximately $2.0 million) for the maximum amount of performance-based incentive compensation that may be incurred pursuant to the performance targets in our incentive compensation plans, while the 2008 expenses included a favorable accrual adjustment related to bonuses earned for 2007 resulting in an expense of only $0.4 million for the first six months of 2008. In addition, we have experienced a slight increase in salaries and wages due to an increase in the number of employees in 2009 and higher office and travel expenses as a result of the expansion of our portfolio.
Interest expense for the six months ended June 30, 2009 and 2008 totaled $18.9 million and $20.3 million, respectively. Interest expense was higher in the prior year due to the $3.2 million non-cash charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008 partially offset by the result of higher debt balances during the first half of 2009.
In addition to the items noted above, net income for the six month periods was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
Reconciliation of Non-GAAP Financial Measures
Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. While we believe net income available to common stockholders, as defined by generally accepted accounting principles (GAAP), is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time.
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
The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and six months ended June 30, 2009 and 2008 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income attributable to MPT common stockholders	$7,846	$13,366	$18,556	$24,264
Participating securities’ share in earnings	(380)	(470)	(770)	(960)

Net income, less participating securities’ share in earnings	$7,466	$12,896	$17,786	$23,304
Depreciation and amortization
Continuing operations	6,708	5,337	12,954	8,865
Discontinued operations	—	190	—	758
Gain on sale of real estate	—	(9,328)	—	(9,328)

Funds from operations — FFO	$14,174	$9,095	$30,740	$23,599

Per diluted share amounts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income, less participating securities’ share in earnings	$0.09	$0.20	$0.23	$0.39
Depreciation and amortization
Continuing operations	0.09	0.08	0.17	0.15
Discontinued operations	—	—	—	0.01
Gain on sale of real estate	—	(0.14)	—	(0.15)

Funds from operations — FFO	$0.18	$0.14	$0.40	$0.40

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
The table below is a summary of our distributions declared during the two year period ended June 30, 2009:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
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
Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. Refer to our 2008 Annual Report on Form 10-K, as amended, for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include, interest rate and share price sensitivity. During the six months ended June 30, 2009, there were no material changes to our analyses.

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

Item 1A.	Risk Factors.
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
Our annual meeting of stockholders was held on May 21, 2009.
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
The election of eight directors for the ensuing year was voted upon at the annual meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Withheld:
Edward K. Aldag, Jr.	64,359,995	8,182,082
Virginia A. Clarke	65,608,492	6,933,585
G. Steven Dawson	65,657,096	6,884,981
R. Steven Hamner	63,499,225	9,042,852
Robert E. Holmes, Ph.D.	65,601,616	6,940,119
Sherry A. Kellett	65,622,457	6,919,620
William G. McKenzie	64,119,340	8,422,737
L. Glenn Orr, Jr.	64,781,659	7,760,418
A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For:	Against:	Broker Non-Votes:
68,242,160	4,118,853	109,584

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits.
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
99.1
Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2009. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2009) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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

Date: August 7, 2009

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

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2009