Form 10-Q
period 2009-09-30
MEDICAL PROPERTIES TRUST INC
filed 2009-11-09
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 9, 2009, the registrant had 80,164,801 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$995,228	$996,965
Mortgage loans	185,000	185,000

Gross investment in real estate assets	1,180,228	1,181,965
Accumulated depreciation and amortization	(54,177)	(40,334)

Net investment in real estate assets	1,126,051	1,141,631
Cash and cash equivalents	13,094	11,748
Interest and rent receivable	19,458	13,837
Straight-line rent receivable	24,946	19,003
Other loans	109,921	108,523
Assets of discontinued operations	1,185	2,385
Other assets	13,143	14,246

Total Assets	$1,307,798	$1,311,373

Liabilities and Equity
Liabilities
Debt	$566,185	$630,557
Accounts payable and accrued expenses	33,044	24,718
Deferred revenue	12,771	16,110
Lease deposits and other obligations to tenants	16,792	13,645

Total liabilities	628,792	685,030
Medical Properties Trust, Inc. stockholders’ equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 78,658 shares at September 30, 2009, and 65,056 shares at December 31, 2008	78	65
Additional paid in capital	758,354	686,238
Distributions in excess of net income	(79,383)	(59,941)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	678,787	626,100

Non-controlling interests	219	243

Total equity	679,006	626,343

Total Liabilities and Equity	$1,307,798	$1,311,373

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenues
Rent billed	$23,636	$24,332	$70,321	$60,649
Straight-line rent	3,244	767	5,856	4,707
Interest and fee income	7,213	8,018	21,804	22,273

Total revenues	34,093	33,117	97,981	87,629
Expenses
Real estate depreciation and amortization	6,465	10,625	19,419	19,490
Property-related	2,252	338	4,362	545
General and administrative	4,859	4,652	16,337	13,632

Total operating expenses	13,576	15,615	40,118	33,667

Operating income	20,517	17,502	57,863	53,962
Other income (expense)
Interest and other income (expense)	(6)	(37)	48	80
Interest expense	(9,390)	(10,838)	(28,284)	(31,172)

Net other expense	(9,396)	(10,875)	(28,236)	(31,092)

Income from continuing operations	11,121	6,627	29,627	22,870
Income (loss) from discontinued operations	(736)	410	(667)	8,450

Net income	10,385	7,037	28,960	31,320
Net income attributable to non-controlling interests	(11)	(17)	(30)	(36)

Net income attributable to MPT common stockholders	$10,374	$7,020	$28,930	$31,284

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.14	$0.09	$0.37	$0.35
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.01	(0.01)	0.14

Net income attributable to MPT common stockholders	$0.13	$0.10	$0.36	$0.49

Weighted average shares outstanding — basic	78,665	65,059	77,904	61,016

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.14	$0.09	$0.37	$0.35
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.01	(0.01)	0.14

Net income attributable to MPT common stockholders	$0.13	$0.10	$0.36	$0.49

Weighted average shares outstanding — diluted	78,665	65,066	77,904	61,026

Dividends declared per common share	$0.20	$0.27	$0.60	$0.81
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$28,960	$31,320

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,726	20,922
Straight-line rent revenue	(6,935)	(7,181)
Share-based compensation	4,282	5,130
Gain on sale of real estate	—	(9,326)
Straight-line rent write off/reserve	1,079	11,079
Increase (decrease) in accounts payable and accrued liabilities	5,560	7,219
Amortization and write-off of deferred financing costs and debt discount	4,225	5,302
Other adjustments	(6,454)	(1,647)

Net cash provided by operating activities	50,443	62,818
Investing activities
Real estate acquired	(423)	(383,880)
Principal received on loans receivable	3,273	27,829
Proceeds from sale of real estate	—	89,981
Investment in loans receivable	(6,317)	(73,756)
Construction in progress and other	(4,434)	(3,946)

Net cash used for investing activities	(7,901)	(343,772)
Financing activities
Revolving credit facilities, net	(65,800)	14,014
Additions to debt	—	110,094
Payments of debt	(907)	(570)
Distributions paid	(45,602)	(47,096)
Sale of common stock	67,843	128,250
Other financing activities	3,270	(8,342)

Net cash (used) provided by financing activities	(41,196)	196,350

Increase (decrease) in cash and cash equivalents for period	1,346	(84,604)
Cash and cash equivalents at beginning of period	11,748	94,215

Cash and cash equivalents at end of period	$13,094	$9,611

Interest paid	$21,068	$18,268
Supplemental schedule of non-cash investing activities:
Interest and other receivables transferred to loans receivable	—	78
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	16,105	17,931
Other non-cash financing activities	5	38
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership.
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
Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We manage our business as a single business segment.
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Notes 4 and 9), the condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements.
For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

New Accounting Pronouncements:
In June 2009, the FASB amended the consolidation guidance for variable interest entities. This amendment includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities; (2) a new approach for determining the primary beneficiary of a variable interest entity, which requires that the primary beneficiary have both (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (ii) either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity; and (3) the requirement to continually reassess who should consolidate a variable interest entity. This amendment is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We do not believe this amendment will have a significant impact on our financial position or results of operations.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income. In accordance with the new accounting guidance on non-controlling interests that we adopted in 2009 (i) all prior period non-controlling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period non-controlling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.
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
In June 2008, we entered into a $60 million financing arrangement with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. We acquired one of the facilities in July 2008 from a Prime affiliate for approximately $15.0 million and the other two facilities (including two medical office buildings) in the 2008 fourth quarter for $45 million.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the nine month period ended September 30, 2008, as if each acquisition and the sale of three rehabilitation facilities to Vibra were consummated on the same terms at the beginning of 2008 ($ amounts in thousands except per share amounts).

For the Nine Months
Ended September 30,
2008
Revenues	$101,256
Net income	28,941
Earnings per share — diluted	$0.45
Leasing Operations
In July 2009, we entered into a lease of our Bucks County facility located in Bensalem, Pennsylvania. The lease has a fixed term of five years with an option, at the lessee’s discretion, to extend 15 additional periods of one year each. No rent is required for the first six months. Thereafter, rent will be $2.0 million per year with annual escalations of 2%. Separately, we also obtained a profits interest whereby we may receive up to $1.0 million annually pursuant to a an agreement that provides for our receipt of certain cash flows, if any, as defined in the agreement. After the fixed term, the tenant has the right to purchase the facility at a price based on a formula set forth in the lease agreement.
In April 2009, we terminated leases on two of our facilities in Louisiana (Covington and Denham Springs) after the operator defaulted on the leases. As a result of the lease terminations, we recorded a $1.1 million charge in order to fully reserve and write off, respectively, the related straight-line rent receivables associated with the Covington and Denham Springs facilities. In addition, we accelerated the amortization of the related lease intangibles resulting in $0.5 million of expense in the 2009 second quarter. In June 2009, we re-leased the Denham Springs facility to a new operator under terms similar to the terminated lease. The operator of the Covington facility has entered bankruptcy proceedings, during which it has made payments to us generally equivalent to the amounts payable under the terms of the terminated lease.
In the 2008 third quarter, we terminated leases on two general acute care hospitals in Houston, Texas and one hospital in Redding, California due to certain tenant defaults. These facilities were previously leased to affiliates of Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company that filed for bankruptcy subsequent to the lease terminations. Pursuant to these lease terminations, we recorded $4.5 million in accelerated amortization in the 2008 third quarter related to lease intangibles. In addition, we recorded a $1.5 million charge for the write-off of straight-line rent.
On November 1, 2008, we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $20.0 million in additional rent and profits participation based on the expected future profitability of the new lessee’s operations. In September 2009, we recorded $1.1 million of additional rent under this lease. The additional rent (which is fixed and may not exceed $12 million per the lease) is recognized on a straight-line basis over the life of the lease. Until the 2009 third quarter, we had reserved for the straight-line rent; however, the operations of the Redding facility have performed well, and we now believe such additional rent will be fully collectible.
In regards to the two Houston facilities formerly leased to HPA, both were unoccupied at September 2009.
At September 30, 2009, the tenant/borrower of our Monroe, Indiana hospital has not made full payments in accordance with the lease and loan documents. We are recognizing only that portion of contractual amounts due that are either received or we believe will be received based on our evaluation of our collateral value. As of September 30, 2009, we have recognized but not received approximately $6.9 million in interest, rent, and other charges that we believe will be collected. Between September 30 and November 9, 2009 we advanced approximately $1.1 million to the lessee.
We are presently negotiating with multiple parties to lease or purchase the Monroe facility. Based on these negotiations and other evaluation procedures, we believe it likely that we will recover our investment related to Monroe, including approximately $6.9 million of accrued rent, interest, and other charges and approximately $25.4 million in loans. However, there is no assurance that we will re-lease or sell the facility or that such a transaction would be sufficient enough for us to recover our investments related to Monroe. Included in our receivables due from Monroe at September 30, 2009, is approximately $2.2 million in straight line rents that are due in future years. If we lease the facility to a different operator, it is unlikely that this will be collected.
At September 30, 2009, we had approximately $3.8 million of receivables related to the former operator of Bucks that were guaranteed by its parent company. We are currently pursuing collection of this receivable, and although we believe these receivables are fully collectible and no reserve has been recorded, there is no assurance that we will receive all of the guaranteed amounts.
For the three months ended September 30, 2009 and 2008, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 39.9% and 31.0%, respectively, of total revenue. For the nine months ended September 30, 2009 and 2008, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 39.4% and 31.6%, respectively, of total revenue. For the three months ended September 30, 2009 and 2008, revenue from Vibra (including rent and interest from working capital loans) accounted for 13.0% and 14.7%, respectively, of total revenue. For the nine months ended September 30, 2009 and 2008, revenue from Vibra (including rent and interest from working capital loans) accounted for 13.7% and 16.1%, respectively, of total revenue.

4. Debt
The following is a summary of debt ($ amounts in thousands):

	As of September 30,		As of December 31,
	2009		2008
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$127,200	Variable	$193,000	Variable

Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333% - 7.871%	125,000	7.333% - 7.871%
Exchangeable senior notes
Principal amount	220,000	6.125% - 9.250%	220,000	6.125% - 9.250%
Unamortized discount	(9,082)		(11,418)

	210,918		208,582
Term loans	103,067	Various	103,975	Various

	$566,185		$630,557

As of September 30, 2009, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2009	$304
2010	117,273	(1)
2011	211,090
2012	39,600
2013	82,000
Thereafter	125,000

Total	$575,267

(1)	$86,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If we elect to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.
In January 2009, we completed a public offering of common stock (see Note 5 — Common Stock) resulting in net proceeds of $67.8 million, which were used to repay borrowings outstanding under our revolving credit facilities.
In November 2006 and March 2008, our Operating Partnership issued and sold $138.0 million and $82.0 million, respectively, of Exchangeable Senior Notes. See Note 4 of our 2008 Annual Report on Form 10-K, as amended, for further information in regards to the terms of the exchangeable senior notes.
In May 2008, the FASB issued a new accounting standard that affected the accounting for our exchangeable senior notes. The new standard requires that the initial debt proceeds from the sale of our exchangeable senior notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional interest expense. We adopted the new accounting standard on January 1, 2009 and have applied it retroactively to all periods presented. The adoption of the new standard resulted in an increase in unamortized debt discount of $7.7 million and additional paid in capital of $11.0 million and a decrease in retained earnings of $3.3 million in our consolidated balance sheet as of December 31, 2008. We recorded additional non-cash interest expense in our consolidated statements of income of approximately $0.5 million ($0.01 per share) in the third quarters of 2009 and 2008, associated with the amortization of this discount at an annual effective interest rate of 8.3% and 11.3% for the 2006 and 2008 exchangeable senior notes, respectively. For the nine months ended September 30, 2009 and 2008, we recorded $1.6 million ($0.02 per share) and $1.3 million ($0.02 per share), respectively. The unamortized discounts of $5.5 million and $3.5 million at September 30, 2009 will continue to be amortized through November 2011 and April 2013 for the 2006 and 2008 exchangeable senior notes, respectively.
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
In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under these facilities, the entire outstanding balance may become immediately due and payable. At September 30, 2009, we were in compliance with all such financial and operating covenants.
5. Common Stock
In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were $67.8 million.
In January 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 100,000,000 to 150,000,000.
In March 2008, we sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, we realized proceeds of $128.6 million.

6. Stock Awards
Our stockholders have approved and we have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) which authorizes the issuance of options to purchase common stock, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock based awards, including profits interest in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,692,623 shares remain available for future stock awards as of September 30, 2009. We awarded 441,134 and 405,512 shares in the first quarter of 2009 and 2008, respectively, of restricted stock to management, independent directors, and certain employees. The 2009 awards vest quarterly based on service, over three years in equal amounts beginning April 2009. The 2008 awards to management vest based on service over five years in equal annual amounts beginning February 2009, while the awards to directors vest based on service over three years in equal amounts beginning February 2009.
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
     The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	September 30,		December 31,
	2009		2008
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Asset (Liability)
Interest and Rent Receivables	$19,458	$18,223	$13,837	$12,475
Loans	294,921	283,782	293,523	282,459
Debt	(566,185)	(503,085)	(630,557)	(482,175)
8. Discontinued Operations
In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105.0 million, including $7.0 million representing early lease termination fee income and $8.0 million in the form of a loan pre-payment. We recognized a $9.3 million gain on the sales of the real estate. In addition, we wrote-off approximately $9.5 million in related straight-line rent receivables.
In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex with Stealth L.P. (“Stealth”) and repossessed the real estate. In January 2007, we sold the hospital and MOB complex recognizing a gain of approximately $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. In July 2008, we received from Medicare the substantial remainder of amounts we expected to collect and based thereon recorded a charge of $2.1 million (net of approximately $1.2 million in tax benefits) to write-off the remaining uncollectible receivables from the operator in June 2008. We are defendants in ongoing litigation related to the Stealth transaction as described in Note 10 — Contingencies, which has resulted in a certain amount of legal expenses for the three and nine months ended September 30, 2009 and 2008.
We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations.

The following table presents the results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 ($ amounts in thousands except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$(228)	$—	$2,477
Gain on sale	—	(2)	—	9,326
Net income (loss)	(736)	410	(667)	8,450
Earnings per share — diluted	$(0.01)	$0.01	$(0.01)	$0.14
9. Earnings Per Share
In June 2008, the FASB issued new accounting guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. We adopted this new accounting guidance on January 1, 2009 which resulted in an approximate $– and $0.01 negative impact on earnings per share for the three and nine month periods, respectively, ended September 30, 2009 versus a $0.01 and $0.02 per share negative impact for the three and nine month periods, respectively, ended September 30, 2008. Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months
	Ended September 30,
	2009	2008
Numerator:
Income from continuing operations	$11,121	$6,627
Non-controlling interests’ share in continuing operations	(9)	(18)
Participating securities’ share in earnings	(372)	(455)

Income from continuing operations, less participating securities’ share in earnings	10,740	6,154

Income from discontinued operations	(736)	410
Non-controlling interests’ share in discontinued operations	(2)	1

Income from discontinued operations attributable to MPT common stockholders	(738)	411

Net income, less participating securities’ share in earnings	$10,002	$6,565

Denominator:
Basic weighted-average common shares	78,665	65,059
Dilutive stock options	—	7

Diluted weighted-average common shares	78,665	65,066

	For the Nine Months
	Ended September 30,
	2009	2008
Numerator:
Income from continuing operations	$29,627	$22,870
Non-controlling interests’ share in continuing operations	(27)	(35)
Participating securities’ share in earnings	(1,142)	(1,415)

Income from continuing operations, less participating securities’ share in earnings	28,458	21,420

	For the Nine Months
	Ended September 30,
	2009	2008
Income from discontinued operations	(667)	8,450
Non-controlling interests’ share in discontinued operations	(3)	(1)

Income from discontinued operations attributable to MPT common stockholders	(670)	8,449

Net income, less participating securities’ share in earnings	$27,788	$29,869

Denominator:
Basic weighted-average common shares	77,904	61,016
Dilutive stock options	—	10

Diluted weighted-average common shares	77,904	61,026

For the three and nine months ended September 30, 2009 and 2008, 0.1 million of options were excluded from the diluted earnings per share calculation as they were determined not to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were determined not to be dilutive.
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
The plaintiffs and Stealth jointly seek more than $120 million in actual damages and more than $350 million in punitive damages. The case is set for trial in January 2010. We believe that all of the claims asserted by Stealth and its limited partners are without merit and we intend to continue to vigorously defend them. We have not accrued any estimated settlement, judgment or future defense costs related to this litigation as of September 30, 2009. We presently estimate that a jury trial and the appeals process may take two years and cost $2 million in additional defense costs. However, there can be no assurances about the time, cost or outcome of the trial and appeals process.
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
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiary, the proceeds of which are used for acquisitions and working capital. In November 2008 we acquired a profits interest in one of our tenants that gives us a limited right to share in the tenant’s positive cash flow. We intend to attempt, under appropriate circumstances, to acquire similar interests in the future.
At September 30, 2009, our portfolio consisted of 52 properties: 46 facilities (of the 49 facilities that we own) are leased to 14 tenants, three are presently not under lease, and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 22 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.
We have 27 employees as of November 9, 2009. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are a member of any union.
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
Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:
•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	potential changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates;

•	other changes to the overall healthcare economy that may result from proposed and future federal legislation in the United States;

•	competition from other financing sources; and

•	the ability of our tenants and borrowers to access funds in the credit markets.
Global economic conditions during the preceding 24 months have created historic levels of credit concentration and capital market disruptions. These conditions have affected our access to and cost of capital, generally resulting in our suspension of acquisitions and development activities. In recent months, conditions in the debt and equity capital markets have improved and the cost of such capital has declined to a level that makes acquisitions of new assets more likely. However, we believe economies and markets remain sensitive to global events that would affect the stability of such improving conditions. Accordingly, there is no assurance that we will be able to successfully make significant new acquisitions in the near future.

CRITICAL ACCOUNTING POLICIES
For a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, accounting policies for derivatives and hedging activities, variable interest entities, and stock-based compensation refer to our 2008 Annual Report on Form 10-K, as amended. During the nine months ended September 30, 2009, there were no material changes to these policies other than the accounting change related to our convertible debt as described in Note 4 to the Notes to the condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2009, operating cash flows approximated $50.4 million, which, along with borrowings from our revolving credit facility, were used to fund our dividends of $45.6 million and investing activities of $7.9 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were approximately $67.8 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities. At September 30, 2009 we had approximately $68.0 million of available borrowing capacity under our credit facilities and cash of approximately $13.1 million.
For the first nine months of 2008 in addition to operating cash flows of approximately $62.8 million, we generated cash of approximately $342.9 million from various sources including $128.3 million from an equity offering, $79.6 million from the issuance of exchangeable notes, $105.0 million from the sale of the three facilities to Vibra, and $30.0 million from a new term loan. These proceeds along with cash already on hand and borrowings from our revolving credit facilities were used to fund our $357.2 million acquisition of 20 healthcare facilities and the $60.0 million financing arrangement with affiliates of Prime related to three southern California hospital campuses (including two MOBs).
     Short-term Liquidity Requirements: At November 6, 2009, our availability under our revolving credit facilities plus cash on-hand approximated $72.1 million. We have only nominal principal payments due, no significant maturities until November 2010, and only $8 million in approved capital projects. We believe that the current liquidity available to us, along with our monthly cash receipts from rent and loan interest, will be sufficient for operations, debt service, capital project funding, and distributions in compliance with REIT requirements during the remainder of 2009 and 2010.
     Long-term Liquidity Requirements: Our first significant maturity of debt is in November 2010 when our $30.0 million term loan ($29.6 million outstanding on November 6, 2009) and our $154.0 million revolving credit facility ($96 million outstanding on November 6, 2009) mature. However, of the approximately $125.6 million coming due in 2010, the $96.0 million related to our revolving credit facility can be extended to November 2011 so long as no default has occurred and we provide necessary notice of our intentions to extend the facility.
We will require external capital in 2011 and beyond to satisfy debt maturities, including $138 million in maturing exchangeable notes and $64.7 million in a maturing term loan in November 2011. In recent months, debt and equity capital market conditions have improved, and we believe capital is more available than at any time during the past 24 months. We believe we have several alternatives for refinancing debt as it matures, including:
•	cash flows from operations;

•	proceeds from property sales;

•	issuance of new debt;

•	replacement or extension of existing credit arrangements; and

•	sale of equity and equity-linked securities.
However, there is no assurance that conditions will remain good or that our present plans will be successful.

Results of Operations
Three months Ended September 30, 2009 Compared to September 30, 2008
Net income for the three months ended September 30, 2009 was $10.4 million compared to $7.0 million for the three months ended September 30, 2008.
A comparison of revenues for the three month periods ended September 30, 2009 and 2008, is as follows ($ amounts in thousands):

					Year over
		% of		% of	Year
	2009	Total	2008	Total	Change
Base rents	$22,837	67.0%	$23,373	70.6%	-2.3%
Straight-line rents	3,244	9.5%	767	2.3%	322.9%
Percentage rents	799	2.3%	959	2.9%	-16.7%
Fee income	37	0.1%	111	0.3%	-66.7%
Interest from loans	7,176	21.1%	7,907	23.9%	-9.2%

Total revenue	$34,093	100.0%	$33,117	100.0%	2.9%

Base rents for the 2009 third quarter decreased 2.3% versus the prior year as a result of the loss in rental income from the Bucks facility, which exceeded the additional rent generated from the annual escalation provisions in the leases.
Straight-line rents in 2009 included $1.1 million in additional rent from our Redding facility. In addition, we recorded a $1.5 million charge in the 2008 third quarter for the write-off of straight-line rent associated with the closure of our River Oaks facility and the termination of the prior lease agreement on the Redding hospital. See Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q for more information.
Real estate depreciation and amortization during the third quarter of 2009 was $6.5 million compared to $10.6 million during the third quarter of 2008, a 39.1% decrease. All of this decrease is related to the $4.5 million charge in the 2008 third quarter to accelerate the amortization of intangible lease assets on the River Oaks and Redding properties due to lease terminations as noted in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Property-related expenses in the third quarter of 2009 increased from $0.3 million to $2.3 million. Approximately $1.1 million of this increase related to maintenance, utility costs, property taxes, and legal costs associated with our vacant River Oaks and previously vacant Bucks facility and $0.4 million in legal expense related to matters involving the previous tenant of our Redding facility. These expenses are typically paid by our tenants. No such expenses related to River Oaks, Bucks or Redding facilities were recorded in 2008. In addition, approximately $0.6 million in bad debt expense was recognized during the third quarter of 2009 related to our leases of six wellness centers.
General and administrative expenses in the third quarter of 2009 remained relatively flat compared to the same period in 2008, reflecting a slight increase in cash compensation in 2009 due to the addition of key employees.
Interest expense for the quarters ended September 30, 2009 and 2008 totaled $9.4 million and $10.8 million, respectively. This decrease is related primarily to higher debt balances in the 2008 quarter.

In addition to the items noted above, net income for the quarters was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements of in Item 1 to this Form 10-Q for further information.
Nine Months Ended September 30, 2009 Compared to September 30, 2008
Net income for the nine months ended September 30, 2009, was $28.9 million compared to net income of $31.3 million for the nine months ended September 30, 2008.
A comparison of revenues for the nine month periods ended September 30, 2009 and 2008, is as follows:

					Year over
		% of		% of	Year
	2009	Total	2008	Total	Change
Base rents	$68,691	70.1%	$59,610	68.0%	15.2%
Straight-line rents	5,856	6.0%	4,707	5.4%	24.4%
Percentage rents	1,630	1.7%	1,040	1.2%	56.7%
Fee income	212	0.2%	1,204	1.4%	-82.4%
Interest from loans	21,592	22.0%	21,068	24.0%	2.5%

Total revenue	$97,981	100.0%	$87,629	100.0%	11.8%

The increase in base rents, percentage rent, and interest is primarily due to acquisitions and other new investments. In the 2008 second quarter, and early third quarter, we completed the acquisition of 20 properties for $357.2 million from a single seller and five properties for $60 million that were subsequently leased to Prime.
Straight-line rent for the first nine months of 2009 included $1.1 million in additional rent for our Redding facility. The write-off of straight-line rent receivables in the 2008 third quarter related to the River Oaks and Redding properties were offset by a similar reserve/write-off for our Covington and Denham Springs properties in the 2009 second quarter. See Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q for more information on the activity in the period related to straight-line rent.
Real estate depreciation and amortization during the first three quarters of 2009 was $19.4 million, compared to $19.5 million during the same period of 2008, a 0.4% decrease. Depreciation remained relatively flat as a result of an increase in the number of rent producing properties from 2008 to 2009 offset by the recognition of accelerated amortization of our lease intangibles associated with the River Oaks and Redding hospitals in September 2008 resulting in a charge of approximately $1.8 million and $2.7 million, respectively.
Property-related expenses during the first three quarters of 2009 increased from $0.5 million to $4.4 million. Approximately $2.5 million of this increase related to maintenance, utility costs, property taxes, and legal costs associated with our vacant River Oaks and Bucks facilities and $0.7 million in legal expense related to matters involving the previous tenant of our Redding facility. These expenses are typically paid by our tenants. No such expenses related to River Oaks, Bucks or Redding facility were recorded in 2008. In addition, approximately $0.6 million in bad debt expense was recognized during the third quarter of 2009 related to our leases of six wellness centers.
General and administrative expenses in the first three quarters of 2009 and 2008 totaled $16.3 million and $13.6 million, respectively, an increase of 19.8%, reflecting an increase in cash compensation in 2009 due to the addition of key employees. Cash compensation in 2009 was also higher due to a favorable accrual adjustment in 2008 related to the 2007 bonus year in which no bonus was paid. In addition, we experienced higher office and travel expenses in 2009 versus 2008 as a result of the expansion of our portfolio.
Interest expense for the nine months ended September 30, 2009 and 2008 totaled $28.3 million and $31.2 million, respectively. Interest expense was higher in the prior year primarily due to the $3.2 million non-cash charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008.
In addition to the items noted above, net income for the nine month periods was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
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
The table below is a summary of our distributions declared during the two year period ended September 30, 2009:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
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
Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. Refer to our 2008 Annual Report on Form 10-K, as amended, for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include, interest rate and share price sensitivity. During the nine months ended September 30, 2009, there were no material changes to our analyses.
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2009. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2009) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: November 9, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2009. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2009) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.