Form 10-K
period 2009-12-31
MEDICAL PROPERTIES TRUST INC
filed 2010-02-12
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the 80,164,801 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant was $486,600,342 based upon the last reported sale price of $6.07 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 10, 2010, 80,414,982 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010 are incorporated by reference into Part III, Items 9 through 13 of this Annual Report on Form 10-K.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and “Our Business.”

•	national and local economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare and other regulatory requirements; and

(i)

•	the impact of the recent credit crisis and global economic slowdown, which has had and may continue to have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

We were formed as a Maryland corporation on August 27, 2003 to succeed to the business of Medical Properties Trust, LLC, a Delaware limited liability company, which was formed in December 2002. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 for our calendar year 2004 Federal income tax return. To qualify as a REIT, we make a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we are not subject to corporate federal income tax with respect to income distributed to our stockholders. See Note 5 of Item 7 in Part II of this Annual Report on Form 10-K for information on income taxes.

We conduct substantially all of our business through our subsidiaries, MPT Operating Partnership, L.P., and MPT Development Services, Inc. (our taxable REIT subsidiary). References in this Annual Report on Form 10-K to “Medical Properties Trust,” “Medical Properties,” “we,” “us,” “our,” and the “Company” include Medical Properties Trust, Inc. and our subsidiaries.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, is considered a single reportable segment as further discussed in Note 2 of Item 7 in Part II of this Annual Report on Form 10-K. At December 31, 2009, we had $1.3 billion invested in healthcare real estate and related assets.

All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future. The following is our revenue by operating type for the year ended December 31 (dollars in thousands):

Revenue by property type:

	2009		2008		2007

General Acute Care Hospitals	$90,479	69.7%	$81,647	69.9%	$60,158	73.6%
Long-term Acute Care Hospitals	25,031	19.3%	25,200	21.6%	17,939	21.9%
Rehabilitation Hospitals	10,032	7.7%	7,418	6.4%	3,689	4.5%
Wellness Centers	2,549	2.0%	1,612	1.3%	—	—%
Medical Office Buildings	1,660	1.3%	894	0.8%	—	—%

Total revenue	$129,751	100.0%	$116,771	100.0%	81,786	100%

See “Overview” in Item 6 of this Form 10-K for details of transaction activity for 2009, 2008 and 2007.

Portfolio of Properties

As of February 10, 2010, our portfolio consists of 51 properties: 45 facilities (of the 48 facilities that we own) are leased to 14 tenants, three are presently not under lease, and the remainder are in the form of mortgage loans to two operators. Our owned facilities consist of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. In addition, we have and will continue to obtain profits interest in our tenant operations, from time to time, in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, and general acute care hospitals.

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report released in January 2008 by the Centers for Medicare and Medicaid Services (“CMS”), the healthcare industry represented 16.2% of U.S. GDP in 2008 and was projected to represent 20% by 2018.

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

Our revenues are derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits interest in certain of our tenant’s operations. Our tenants and borrowers operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedural volumes by type;

•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ and borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients;

•	the effect of evolving healthcare and other regulations on our tenants’ and borrowers’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants and borrowers operate.

Our Leases and Loans

The leases for our facilities are “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs required by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have remaining terms of 2 to 15 years (see Item 2 for more information on remaining lease terms) and generally provide for annual rent or interest escalation. In certain other cases we have arrangements that provide for additional rents based on the level of our tenants’ revenue and limited profits interests.

Significant Tenants

At February 10, 2010, we had leases with 14 hospital operating companies covering 45 facilities and we had three mortgage loans with two hospital operating companies.

Affiliates of Prime leased 12 of these facilities at February 10, 2010. Each of our leases with Prime contain annual escalation provisions that are generally tied to the U.S. Consumer Price Index, limited in certain instances to minimum and maximum increases. These facilities have an average remaining initial lease term of about 10 years, which can be extended for three additional periods of five years each, at the tenant’s option. These leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally at least equal to our purchase price of the facility. In addition to leases, we hold mortgage loans on two facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements. Total revenue (including rent and interest from mortgage and working capital loans) from Prime affiliates in 2009 was $49.8 million, or 38.4% of total revenue, up from 32.8% in 2008.

At February 10, 2010, Vibra Healthcare, LLC (“Vibra”) leased six of our facilities. Four of these leases contain annual escalation provisions that are generally tied to the U.S. Consumer Price Index with minimum annual escalations of 2.5%. Two facility leases provide for 2.5% annual escalations. These facilities have an average remaining initial term of about 14 years, but can be extended for three additional periods of five years each, at the tenant’s option. All of these leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally equal to the greater of fair value or our purchase price increased by a certain annual rate of return from lease commencement date. Total revenue (including rent and interest from working capital loans) from Vibra in 2009 was $17.9 million, or 13.8% of total revenue, down from 15.9% in the prior year.

No other tenant accounted for more than 7% of our total revenues in 2009.

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

California Seismic Standards

California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1973 (the “Alquist Act”) required that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations required hospitals to meet seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act required the Building Standards Commission adopt certain evaluation criteria and retrofit standards:

1) Hospitals in California must conduct seismic evaluations and submit these evaluations to the Office of Statewide Health Planning and Development (“OSHPD”), Facilities Development Division for its review and approval;

2) Hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the OSHPD, Facilities Development Division for its review and approval; and

3) Hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

Within the past several years, engineering studies were conducted at our hospitals to determine whether and to what extent modifications to the hospital facilities will be required. These studies were performed by our tenants, and it was determined that, for some of our facilities, capital expenditures may be required in the future to comply with the seismic standards.

Since the original Alquist Act, several amendments have been adopted that have modified the requirements of the state building code. OSHPD is currently implementing a voluntary program to re-evaluate the seismic risk of hospital buildings classified as Structural Performance Category (“SPC-1”). Buildings classified as SPC-1 are considered hazardous and at risk of collapse in the event of an earthquake and must be retrofitted, replaced or removed from providing acute care services by January 1, 2013. However, Senate Bill 499 was signed into law in October 2009 that provides for a number of seismic relief measures, including reclassifying HAZUS, a state-of-the-art loss estimation methodology, thresholds, which will enable more SPC-1 buildings to be reclassified as SPC-2, a lower seismic risk category. The SPC-2 buildings would have until January 1, 2030 to comply with the structural seismic safety standards. Any buildings that are denied reclassification will remain in the SPC-1 category, and these buildings must meet seismic compliance standards by January 1, 2015, unless further extensions are granted. Furthermore, the AB 306 legislation permits OSHPD to grant an extension to acute care hospitals that lack the financial capacity to meet the January 1, 2013 retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020.

Our tenants are currently in various stages in the process of applying the revised requirements of Senate Bill 499, and based on their early estimates, the potential capital expenditure outlay has been reduced significantly. Under our current leases, our tenants are fully responsible for any capital expenditures in connection with seismic laws. Pursuant to one of our leases, we expect to fund up to $7.2 million for any required upgrades due to the seismic standards; however, this $7.2 million funding, if required, will be added to our lease base and the lessee will pay us rent on such higher lease base. Thus, we do not expect the California seismic standards to have a significant negative impact on our financial condition or cash flows.

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

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time to time.

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

Employees

We have 29 full time employees as of February 10, 2010. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

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

The global economy has recently been experiencing unprecedented levels of volatility, dislocation in the credit markets, and recessionary pressures. These conditions, or similar conditions that may exist in the future, are likely to adversely affect our results of operations, financial condition, share price and ability to pay distributions to our stockholders. Among other potential consequences, the recent crisis may materially adversely affect:

•	our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•	the financial condition of our borrowers, tenants and operators, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	the values of our properties and our ability to dispose of assets at attractive prices or to obtain debt financing collateralized by our properties; and

•	the value and liquidity of our short-term investments and cash deposits, including as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors.

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financings and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, such as the recent dislocation in the credit markets, we have had and may continue to have limited access to capital from the equity and debt markets. If these conditions persist or worsen, virtually all of our available capital may be required to meet existing commitments and to reduce existing debt as we have significant maturities coming due between now and 2011 of approximately $340 million. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties or to meet our obligations, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of December 31, 2009, we had $576.7 million of debt outstanding. As of February 10, 2010, we had total outstanding indebtedness of approximately $585 million and approximately $50 million available to us for borrowing under our existing revolving credit facilities, and $10.8 million in unfunded commitments.

Our indebtedness could have significant effects on our business. For example, it could:

•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, development projects and other general corporate purposes and reduce cash for distributions;

•	require payments of principal and interest that may be greater than our cash flow from operations;

•	force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;

•	increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting other business opportunities;

•	make it more difficult for us to satisfy our obligations; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $231.3 million in variable interest rate debt that we had outstanding as of December 31, 2009. If interest rates increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.

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

As of December 31, 2009, we had $231.3 million in variable interest rate debt (approximately $240 million at February 10, 2010), which constitutes 40% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities.

Accordingly, we rely almost exclusively on rent payments from our tenants under leases or interest payments from operators under mortgage loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities, or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare and other laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

At February 10, 2010, two of our facilities, River Oaks and Sharpstown (both located in Houston, Texas) are vacant due to tenant defaults and are not generating revenues for us. In addition, we are incurring costs to maintain these properties in good condition. We are currently working to re-lease or sell these facilities, but no assurances can be made that we will be able to re-lease or sell them in the near future. Our inability to re-lease or sell these facilities will have an adverse effect on our results of operations, financial condition, and our ability to make distributions to our stockholders.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we then are required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants (such as with the former tenants of our River Oaks and Sharpstown facilities) under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Prime and Vibra.

As of December 31, 2009, our real estate portfolio included 51 healthcare properties in 21 states of which 45 facilities are leased to 14 hospital operating companies; three of the investments are in the form of mortgage loans to two separate operating companies. Affiliates of Prime leased or mortgaged 14 facilities, representing 37.9% of the original total cost of our operating facilities and mortgage loans as of December 31, 2009, and Vibra, leased six of our facilities, representing 10.5% of the original total cost of our operating facilities and mortgage loans as of December 31, 2009. Total revenue from Prime and Vibra, including rent, percentage rent and interest, was $49.8 million and $17.9 million, respectively, or 38.4% and 13.8%, respectively, of total revenue from continuing operations in the year ended December 31, 2009.

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

The bankruptcy or insolvency of our tenants under our leases could harm our operating results and financial condition.

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

Most of our current tenants have, and some prospective tenants will have, the option to purchase the facilities we lease to them. There is no assurance that the formulas we have developed for setting the purchase price will yield a fair market value purchase price.

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

We have 43 leased properties that are subject to purchase options as of December 31, 2009. For 28 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our purchase price

(increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 13 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 2 leases, the purchase options approximate fair value. At December 31, 2009, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on pages 13 and 14 of this 2009 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

We may not be able to adapt our management and operational systems to manage the net-leased facilities we have acquired and are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

There is no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

Real estate investments are relatively illiquid. Additionally, the real estate market is affected by many factors beyond our control, including adverse changes in global, national, and local economic and market conditions and the availability, costs and terms of financing. Our ability to quickly sell or exchange any of our facilities in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any facility that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Development and construction risks could adversely affect our ability to make distributions to our stockholders.

We have completed development and construction of four facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund distributions or reduce distribution. There is no assurance that future development projects will occur without delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

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

If our facilities do not achieve expected results and generate ample cash flows from operations or if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, amounts available for distribution to stockholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

Our leases generally require our tenants to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. For those properties not currently under lease, we carry such insurance. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment.

Our capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to make distributions to stockholders.

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

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

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in several instances we own a minority interest in our tenant operators and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their lease obligations. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider leases space from us and, in turn, subleases space to physicians or other referral sources at less than a fair market value rental rate, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases require the lessees to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

HIPAA Administrative Simplification and Privacy Requirements.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. Compliance with these regulations is mandatory for the tenant-operators of our facilities. HIPAA standards are intended to protect the privacy and security of individually identifiable health information. In addition, HIPAA requires that each provider receive, and as of May 23, 2008, exclusively use, a National Provider Identifier. We believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

Licensure.  The tenant operators of the healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs.

EMTALA.  All of our healthcare facilities that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital. Our lease agreements require lessees to comply with EMTALA, and we believe our tenant-operators conduct business in substantial compliance with EMTALA.

Antitrust Laws.  The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we, and our tenants, are in compliance with such federal and state laws, but future review by courts or regulatory authorities could result in a determination that could adversely affect the operations of our tenants and, consequently, our operations.

Healthcare Industry Investigations.  Significant media and public attention has focused in recent years on the healthcare industry. While we are currently not aware of any material investigations of our facilities under federal or state healthcare laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

Regulatory and Legislative Developments.  Healthcare continues to attract intense legislative and public interest particularly with the election of our new U.S. President and shift of power in Congress to the democratic party. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance, and states continue to face significant challenges in maintaining appropriate levels of Medicaid funding due to state budget shortfalls. Healthcare facility operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payor mix, as well as increases in operating expenses that exceed increases in payments under the Medicare program. In addition, federal and state regulating bodies may adopt yet further prohibitions on the types of contractual arrangements between physicians and the healthcare providers to which they refer. More importantly, restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals may continue. Finally, other initiatives include pay-for-performance and other quality-based payment systems; efforts to establish universal healthcare coverage, patient and drug safety, and pharmaceutical drug pricing; and compliance activities under Medicare Part D. We cannot predict whether any such proposals or initiatives will be adopted, or if adopted, whether the business of our tenants, or our business, will be adversely impacted. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Health Reform Measures.  As of December 24, 2009, both the United States House and United States Senate successfully passed their respective health reform bills. It is unclear whether the House and Senate will be able to reconcile the numerous differences between the two bills and present a final version to the President for enactment. Given the expansiveness of the bills, a detailed discussion is not provided herein. However, from a policy standpoint, the legislation is intended to expand health insurance coverage to many of our nation’s uninsured, while at the same time decreasing costs, improving quality, and increasing access to care. With respect to long term acute care hospitals or LTACHs, and inpatient rehabilitation facilities or IRFs, which account for a significant percentage of our tenant-operators, the Senate version includes provisions that require such hospitals and facilities to report various quality measures to be set forth by the Secretary of Health and Human Services. Failure to report would result in a reduction in reimbursement rates. By contrast, the House version contains no such reporting requirement, but rather incorporates productivity improvements into certain market basket updates. Regardless of whether such provisions are included in the final version of the reconciled bill, if enacted, this legislation will ultimately lead to significant changes in the healthcare system, which will undoubtedly affect our facilities. We cannot predict the possible impact of this legislation, as some aspects could benefit the operations of our tenants, while other aspects could present challenges.

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

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Over the past several years, CMS has increased its attention on reimbursement for LTACHs and IRFs. CMS has imposed regulatory restrictions on LTACH and IRF reimbursement. A significant number of our tenants operate LTACHs and IRFs. We expect that CMS will continue to explore implementing other restrictions on LTACH and IRF reimbursement, and possibly develop more restrictive facility and patient level criteria for these types of facilities. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

The healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with such laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make lease and loan payments to us.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals, will continue in future years and could adversely affect our tenants and their operations, and in turn their ability to make lease and loan payments to us. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenant-operators have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and loan payments to us. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Overall, no more than 20% of the value of our assets may consist of securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. Further, a taxable REIT subsidiary may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Thus, compliance with the REIT requirements may limit our flexibility in executing our business plan.

Loans to our tenants could be recharacterized as equity, in which case our interest income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra facilities, our taxable REIT subsidiary made a loan to Vibra in an aggregate amount of $41.4 million to acquire the operations at those Vibra Facilities. As of February 10, 2010, that loan had been reduced to $20.3 million. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiary bears interest at an annual rate of 9.25%.

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At December 31, 2009, our portfolio consisted of 51 properties: 45 facilities (of the 48 facilities that we own) are leased to 14 operators with the remainder in the form of mortgage loans to two operators. Our owned facilities consisted of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The three non-owned facilities on which we have made mortgage loans consist of general acute care facilities.

	Total 2009	Percentage of	Total
State	Revenue	Total Revenue	Investment
	(Dollars in thousands)

Arizona	$669	0.52%	$7,057
Arkansas	1,727	1.33%	19,523
California	57,326	44.18%	563,939
Colorado	1,446	1.11%	9,742
Connecticut	1,311	1.01%	7,838
Florida	2,250	1.73%	25,809
Idaho	5,025	3.87%	45,619
Indiana	7,193	5.54%	61,027
Kansas	1,794	1.38%	19,720
Louisiana	2,948	2.27%	37,589	(A)
Massachusetts	6,366	4.91%	46,766
Michigan	1,513	1.17%	11,165
Missouri	3,875	2.99%	41,443
Oregon	3,472	2.68%	27,541
Pennsylvania	936	0.72%	45,297
Rhode Island	572	0.44%	3,737
South Carolina	3,938	3.04%	37,956
Texas	17,911	13.80%	183,362	(B)
Utah	6,601	5.09%	66,355
Virginia	1,072	0.83%	10,915
West Virginia	1,806	1.39%	21,790

	$129,751	100.0%	$1,294,190

(A)	Includes our Covington facility. We terminated the lease on this facility in April 2009 after the operator defaulted on the lease. The operator has entered into bankruptcy proceedings, during which it has continued to operate the facility and make payments to us generally equivalent to the amounts payable under the terms of the terminated lease. In January 2010, the operator filed a Plan of Reorganization with the bankruptcy court, which has been confirmed subject to entry of court order. Thus, we expect to have a new operator and new long-term lease in place on this facility in early 2010.

(B)	Includes our River Oaks and Sharpstown facilities that are currently not being operated. Our total investment in the facilities is $33.2 million.

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

General Acute Care Hospitals	24	3,469,404	3,087
Long-Term Acute Care Hospitals	13	937,278	1,049
Medical Office Buildings	2	80,710	NA
Rehabilitation Hospitals	6	473,543	436
Wellness Centers	6	251,213	NA

	51	5,212,148	4,572

The following table shows tenant lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

				Total	Total
	Total	Base	% of Total	Square	Licensed
Total Portfolio(2)	Leases	Rent(1)	Base Rent	Footage	Beds

2010	—	$—	0.0%	—	—
2011	3	$5,657	6.1%	225,282	266
2012	3	$2,851	3.1%	216,821	173
2013	—	$—	0.0%	—	—
2014	1	$2,000	2.2%	126,541	24
2015	2	$3,845	4.2%	137,977	174
2016	—	$—	0.0%	—	—
2017	—	$—	0.0%	—	—
2018	12	$14,814	16.1%	865,626	578
2019	3	$10,896	11.8%	517,847	456
Thereafter	21	$52,113	56.5%	2,426,326	2,412

Total	45	$92,176	100.0%	4,516,420	4,083

(1)	The most recent monthly base rent annualized. Base rent does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

(2)	Excludes our three facilities, River Oaks, Sharpstown and Covington, as they are currently not subject to lease.

ITEM 3.	Legal Proceedings

In November 2009, we reached agreement to settle all of the claims asserted by Stealth, L.P. in previously disclosed litigation concerning the termination of leases of the Houston Town and Country Hospital and medical office building in October 2006, with the exception of a single contract claim for which Memorial Hermann Healthcare System has agreed to provide indemnification. Claims separately asserted against us by six of Stealth L.P.’s limited partners are not affected by the settlement.

Stealth, L.P. was seeking approximately $330 million for tort claims that we have now settled for a single payment of $1.7 million. In addition, we paid $1.0 million to settle certain contract claims asserted by Stealth, L.P. We continue to vigorously deny any liability at all and vigorously deny that Stealth suffered any damages as a result of any conduct by us.

In January 2010, Memorial Hermann settled all claims asserted by Stealth including the single tort claim against us at no additional cost to us.

Also not affected by the settlement with Stealth are certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth has indemnified us for any judgment amount and certain defense costs that we may incur related to these claims. We continue to vigorously deny any liability and intend to continue vigorously defending against such claims, and believe that any future costs related to them will not be material.

PART II

ITEM 4.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends declared by us with respect to each such period.

	High	Low	Dividends

Year ended December 31, 2009
First Quarter	$6.61	$2.91	$0.20
Second Quarter	6.85	3.87	0.20
Third Quarter	8.06	5.78	0.20
Fourth Quarter	10.47	7.62	0.20
Year ended December 31, 2008
First Quarter	$13.00	$9.56	$0.27
Second Quarter	12.89	10.10	0.27
Third Quarter	11.96	9.40	0.27
Fourth Quarter	11.34	3.67	0.20

On February 10, 2010, the closing price for our common stock, as reported on the New York Stock Exchange, was $9.58. As of February 10, 2010, there were 73 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

The following graph provides comparison of cumulative total stockholder return for the period from July 7, 2005 through December 31, 2009, among Medial Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not necessarily indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

	Period Ending
Index	07/07/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Medical Properties Trust, Inc.	100.00	96.50	163.45	118.15	80.81	144.95

Russell 2000	100.00	104.29	123.44	121.51	80.45	102.31

NAREIT All Equity REIT Index	100.00	98.41	132.92	112.06	69.78	89.32

SNL US REIT Healthcare	100.00	95.19	137.89	139.87	124.54	159.09

(b)	None.

(c)	None

ITEM 5.	Selected Financial Data

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, “Financial Statements and Supplementary Data”, and Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

During the periods presented below, for those properties that have been sold, we reclassified the properties as held for sale and have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income or funds from operations.

The following table sets forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2009 (amounts in thousands, except per share data):

	2009(1)	2008(1)	2007(1)	2006(1)	2005(1)

OPERATING DATA
Total revenue	$129,751	$116,771	$81,786	$36,403	$16,512
Depreciation and amortization	25,648	25,458	10,342	4,437	1,915
Property-related and general and administrative expenses	27,209	24,198	15,683	10,080	7,915
Interest income	43	86	364	515	2,091
Interest expense	(37,663)	(42,440)	(29,530)	(4,580)	(1,521)
Income from continuing operations	39,274	24,761	26,595	17,821	7,252
Income (loss) from discontinued operations	(2,908)	7,972	13,655	12,313	12,424

Net income	36,366	32,733	40,250	30,134	19,676
Net income attributable to non-controlling interests	(36)	(33)	(304)	(136)	(36)

Net income attributable to MPT common stockholders	$36,330	$32,700	$39,946	$29,998	$19,640

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.48	$0.37	$0.52	$0.43	$0.22
Income (loss) from discontinued operations attributable to MPT common stockholders per diluted share	(0.03)	0.13	0.28	0.31	0.38

Net income, attributable to MPT common stockholders per diluted share	$0.45	$0.50	$0.80	$0.74	$0.60

Weighted average number of common shares — diluted	78,117	62,035	47,805	39,560	32,328
OTHER DATA
Dividends declared per common share	$0.80	$1.01	$1.08	$0.99	$0.62

(1)	We invested $15.6 million, $469.5 million, $342.0 million, $303.4 million, and $222.4 million in real estate in 2009, 2008, 2007, 2006, and 2005, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 7 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 7 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

	December 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005(1)

BALANCE SHEET DATA
Real estate assets — at cost	$983,184	$996,368	$649,528	$558,124	$337,102
Other loans and investments	311,006	293,523	265,758	150,173	85,813
Cash and equivalents	15,307	11,748	94,215	4,103	59,116
Total assets	1,309,898	1,311,373	1,051,652	744,747	495,453
Debt	576,678	630,557	474,388	297,530	65,010
Other liabilities	61,645	54,473	57,937	95,022	71,992
Total Medical Properties Trust, Inc. Stockholders’ Equity	671,444	626,100	519,250	351,144	356,277
Non-controlling interests	131	243	77	1,052	2,174
Total equity	671,575	626,343	519,327	352,196	358,451
Total liabilities and equity	1,309,898	1,311,373	1,051,652	744,747	495,453

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 1% to 4%, although a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations.

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

At December 31, 2009, our portfolio consisted of 51 properties: 45 healthcare facilities (of the 48 we own) are leased to 14 tenants with the remainder in the form of mortgage loans collateralized by interests in health care real estate.

The following is a discussion of our highlights for the years ended December 31, 2009, 2008 and 2007, which should be read in conjunction with the financial statements appearing in Item 7 of this Annual Report on Form 10-K.

2009 Highlights

In 2009, our primary business goal was to preserve capital during the recent economic and credit crisis. Below are actions taken to achieve that goal along with other highlights for the year:

•	Issued 13.3 million shares of common stock resulting in net proceeds of $67.8 million.

•	Sold an acute care facility to Prime for $15.0 million, realized a gain of $0.3 million.

•	Executed a $20 million mortgage loan, of which we advanced $15.0 million by end of year. Loan is collateralized by Prime’s Desert Valley facility. The purpose of the mortgage loan is to help fund a $35 million expansion and renovation project.

•	Re-leased our Bucks County facility within six months of terminating the previous lease on the facility due to tenant defaults.

•	Terminated leases on two of our Louisiana (Covington and Denham Springs) facilities but subsequently re-leased the Denham Springs facility with a new operator at similar terms within 2 months of the prior lease termination. For Covington, the operator has entered into bankruptcy proceedings during which it has made payments to us generally equivalent to the amounts payable under the terms of the terminated lease. In January 2010, the operator filed a Plan of Reorganization with the bankruptcy court, which has been confirmed, subject to entry of court order. Thus, we expect to have a new operator and new long-term lease in place on the Covington facility in early 2010.

•	Entered into an at-the-market offering, which will allow us to sell up to $50 million in stock and will be used for general corporate purposes, which may from time to time include reduction of our debt balances and investments in healthcare real estate and other assets.

•	Settled the Stealth litigation for $2.7 million. See Item 3 of Part I of this Form 10-K for more detail.

2008 Highlights

In 2008, our primary business goal was to grow and diversify our tenant and geographical concentration. See below for actions taken to reach this goal along with other highlights for the year:

•	Completed the acquisition of 20 properties leased to 7 unrelated operators for $357.2 million. Four of the 7 operators (HealthSouth Corporation, Community Health Systems, Inc., IASIS Healthcare LLC and Health Management Associates, Inc.) are publicly reporting companies. This acquisition significantly improved both our tenant and geographical concentrations.

•	Acquired a long-term acute care hospital in Detroit, Michigan for $10.8 million and entered into an operating lease with Vibra.

•	Acquired three Southern California hospital facilities, along with two medical office buildings for approximately $60 million and leased these facilities to Prime under long-term net leases.

•	Completed the sale of three rehabilitation facilities to Vibra realizing proceeds of $105.0 million

•	Issued exchangeable notes realizing net proceeds of $72.8 million and issued 12.7 million shares of stock, realizing net proceeds of $128.3 million. These proceeds along with proceeds from our existing revolving credit facility and the sale of the three rehabilitation facilities were used to fund the 2008 acquisitions noted above.

•	Terminated leases on two general acute care hospitals in Houston, Texas, and one hospital in Redding, California due to tenant (affiliates Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company) defaults. Within a few months of lease termination, we re-leased the Redding facility to a Prime affiliate. The new operator agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $20 million in additional rent and profit participation based on the expected future profitability of the new lessee’s operations. Through December 31, 2009, we have recognized $1.4 million of additional rent under this net lease.

In regards to the two Houston properties, these vacant facilities were further negatively impacted after suffering damage from Hurricane Ike in September 2008. These facilities remain vacant as of December 31, 2009. We continue to have multiple parties showing interest in these facilities, and management still believes we will recover our current basis in the properties along with any funding (not covered by insurance, if any) that may be needed due to the damage caused by Hurricane Ike. However, there is no assurance that we will receive amounts to fully recover this investment.

2007 Highlights

In 2007, our primary business goal was to grow by selectively investing in strong facilities and strong markets. See below for actions taken to achieve such goals along with other highlights in the year:

•	Acquired a general acute care facility in San Diego, California for $22.8 million and leased the facility under a long-term net lease to an affiliate of Prime. In addition, we funded a loan totaling $25.0 million collateralized by interest in the real property.

•	Acquired the two Houston facilities and Redding facility for $100.0 million and leased them to HPA.

•	Sold a general acute care facility in Houston, Texas for $70.3 million, realizing a gain on sale of $4.1 million.

•	Issued 15.2 million shares of stock, realizing net proceeds of $135.8 million.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of lease revenues, credit losses, fair values (either as part of a purchase price allocation or impairment analysis) and periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

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

Investments in Real Estate.  We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance (such as with our vacant facilities in Houston, Texas), we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of 39.6 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2009 and 2008; however, given the highly specialized aspects of our properties along with the length of time our Houston properties have been vacant, no assurance can be given that future impairment charges will not be taken.

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

We measure the aggregate value of other intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-

acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to range primarily from three to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which have a weighted average useful life of 13.8 years at December 31, 2009. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense. At December 31, 2009, we have assigned no value to customer relationship intangibles.

Loans:  Loans consist of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Losses from Rent Receivables:  A provision for losses on rent receivables (including straight-line rent receivables) is recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any.

Stock-Based Compensation.  During the years ended December 31, 2009, 2008, and 2007 we recorded $5.5 million, $6.4 million, and $4.5 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2006, we granted performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Market conditions are vesting conditions which are based on our stock price levels or our total shareholder return (stock price and dividends) compared to an index of other REIT stocks. Because these awards vest based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving those market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. In 2007, the Compensation Committee made awards which are earned only if we achieve certain stock price levels, total shareholder return or other market conditions. The 2007 awards were made pursuant to our 2007 Multi-Year Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period. We recognize expense over the vesting period on the straight-line method for service based awards. The CPRE and SPRE awards vest based on the achievement of certain market conditions. The SPRE awards require additional service after being earned, if they are in fact earned. For the CPRE awards, the period over which the awards are earned is not fixed because the awards provide for cumulative measures over multiple years. The accounting rules require that we estimate the period over which the awards will likely be earned, regardless of the period over which the award allows as the maximum period over which it can be earned. Also, because some awards have multiple periods over which they can be earned, we must segregate individual awards into “tranches”, based on their vesting or estimated earning periods. These complexities required us to use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We used what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. Beginning in 2007, we began recording expense over the expected or derived vesting periods using the calculated value of the awards. We recorded expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned.

Principles of Consolidation:  Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

We evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we determine if we are the primary beneficiary of the variable interest entity. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. Upon a reconsideration event, we re-evaluate our status as primary beneficiary. At December 31, 2009, 2008 and 2007, we have determined that we are not the primary beneficiary of any such variable interest entity nor were there any reconsideration events, as defined, during 2009, 2008 or 2007.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2009 (amounts in thousands):

	Less Than			After
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Senior unsecured notes(5)	$9,631	$10,803	$6,327	$130,375	$157,136
Exchangeable senior notes	16,038	160,534	83,746	—	260,318
Revolving credit facilities(1)	99,261	41,441	—	—	140,702
Term loans(2)	33,726	74,004	—	—	107,730
Operating lease commitments(3)	846	1,716	1,182	29,289	33,033
Purchase obligations(4)	10,804	7,200	—	—	18,004

Totals	$170,306	$295,698	$91,255	$159,664	$716,923

(1)	Assumes the balance and interest rates are those in effect at December 31, 2009 and no principal payments are made until the expiration of the facilities. Approximately $96 million of the amount coming due in 2010 may be extended for one year for a nominal fee.

(2)	Assumes interest rates in effect at December 31, 2009 based on terms of the debt agreements.

(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants.

(4)	Includes $7.2 million that we currently expect to provide to the lessee of one of our California facilities to renovate and upgrade the facility as necessary to comply with the applicable Seismic laws — see Item 1 of this Form 10-K for more information on current seismic laws. This additional investment would increase our lease base, and accordingly, the lessee would subsequently pay higher rent for the facility.

(5)	The interest rates on these notes are currently fixed, but in 2011 will be switched to variable rates. For this disclosure, we have assumed 2.53% in determining our interest payment obligations from 2011 to maturity in 2016. See Note 4 of Item 7 to this Form 10-K for more information.

Liquidity and Capital Resources

We generated cash of $62.8 million from operating activities during 2009, which, along with borrowings from our revolving credit facility, were used to fund our dividends of $61.6 million and investing activities of $12.1 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commission and fees, were approximately $68 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities. At December 31, 2009, we had approximately $58 million available borrowing capacity under our credit facilities and cash of $15.3 million.

We generated cash of $69.9 million from operating activities during 2008. In addition to these resources, which we used primarily for distributions to our stockholders and partial payments of acquisition prices and debt service, we received proceeds from the sale of 12.6 million shares of our common stock ($128.3 million) and 9.25% exchangeable notes ($79.6 million). We also received total cash proceeds of approximately $30 million from a term loan facility and $105 million from the sale of three facilities to Vibra. These resources were used primarily for the acquisition of new healthcare facilities during 2008.

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

In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. Subject to our compliance with these requirements, we may elect to extend the maturity of our $154.0 million revolving credit facility from its November 2010 scheduled maturity to November 2011. We were in compliance with all such requirements at December 31, 2009 and as of the date of this Annual Report on Form 10-K.

In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. See section titled “Distribution Policy” within this Item 6 of this Annual Report on Form 10-K for further information on our dividend policy along with the historical dividends paid on a per share basis.

Short-term Liquidity Requirements:  At February 10, 2010, our availability under our revolving credit facilities plus cash on-hand approximated $63.3 million. Our first significant maturity of debt is in November 2010 when our $30.0 million term loan ($29.6 million outstanding on February 10, 2010) and our $154.0 million revolving credit facility ($104 million outstanding on February 10, 2010) mature. However, of this $133.6 million of debt coming due in 2010, $104 million related to our revolving credit facility can be extended to November 2011 so long as no default has occurred and we provide necessary notice of our intentions to extend the facility. In addition, we have an at-the-market offering in place under which we are allowed to sell up to $50 million in shares, which we will use for general corporate purposes as needed. Besides these maturities, we have only nominal principal payments due and only $10.8 million in approved capital projects. We believe the current liquidity available to us, along with our monthly cash receipts from rent and loan interest, as well as proceeds that can be generated from the at-the-market offering, will be sufficient for operations, debt service, committed capital project funding, and distributions in compliance with REIT requirements during 2010.

Long-term Liquidity Requirements

We will require external capital in 2011 and beyond to satisfy debt maturities, including $138 million in maturing exchangeable notes and $64.5 million in a maturing term loan in November 2011 along with the $104.0 million that is currently outstanding under our revolver. In recent months, debt and equity capital market conditions have improved, and we believe capital is currently more available than at any time during the past 24 months. We believe we have several alternatives for refinancing debt as it matures, including:

•	Proceeds from property sales;

•	Issuance of new debt, including convertible notes, senior unsecured notes and replacement or extension of our existing credit arrangements; and

•	Sale of equity.

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

Results of Operations

We began operations during the second quarter of 2004. Since then, we have substantially increased our income earning investments each year (see “Overview” section in this item for more details), and we expect to continue to add to our investment portfolio, subject to the capital markets and other conditions described in this Annual Report on Form 10-K. Accordingly, we expect that future results of operations will vary from our historical results.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net income for the year ended December 31, 2009 was $36.4 million compared to net income of $32.7 million for the year ended December 31, 2008.

A comparison of revenues for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008		Change
	(Dollar amounts in thousands)

Base rents	$90,092	69.5%	$81,654	70.0%	$8,438
Straight-line rents	8,425	6.5%	3,971	3.4%	4,454
Percentage rents	1,985	1.5%	1,454	1.2%	531
Interest from loans	28,813	22.2%	28,409	24.3%	404
Fee income	436	0.3%	1,283	1.1%	(847)

Total revenue	$129,751	100.0%	$116,771	100.0%	$12,980

Revenue for the year ended December 31, 2009, was comprised of rents (77.5%) and interest and fee income from loans (22.5%). The increase in base rents, percentage rent, and interest is primarily due to incremental revenue from acquisitions made in 2008 and other new investments.

Straight-line rents more than doubled compared to the prior year due to the $4.5 million write-off of straight-line rent receivables in 2008 associated with the lease termination of River Oaks, Bucks County and our hospital in Redding, California, partially offset by a similar reserve/write-off for our Covington and Denham Springs properties in the 2009 second quarter. In addition, straight-line rents included $1.4 million in additional rent from our Redding facility in 2009.

Prime (including rent and interest from mortgage and working capital loans) accounted for 38.4% and 32.8% of our total revenues in 2009 and 2008, respectively. At December 31, 2009, assets leased and loaned to Prime comprised 37.4% of total assets and 37.9% of our total real estate portfolio. Vibra (including rents and interest from working capital loans) accounted for 13.8% and 15.9% of our gross revenues in 2009 and 2008, respectively. At December 31, 2009, assets leased and loaned to Vibra comprised 10.4% of our total assets and 10.5% of our total real estate portfolio.

Real estate depreciation and amortization during the year ended December 31, 2009 was $25.6 million, compared to $25.5 million in 2008, a 0.7% increase. Depreciation remained relatively flat despite the incremental depreciation from the acquisition in 2008. The reason for this is that we recorded accelerated amortization on our lease intangibles associated with the River Oaks and Redding hospitals in September 2008 resulting in a charge of $1.8 million and $2.7 million, respectively.

Property-related expenses during the years ended December 31, 2009 and 2008, totaled $6.1 million and $4.7 million, respectively, which represents an increase of 30.5%. In 2009, we incurred $3.5 million in maintenance, utility costs, property taxes and legal expenses with our vacant River Oaks facilities and previously vacant Bucks facility, while in 2008 we expensed $1.3 million related to the insurance deductible associated with the Hurricane Ike damage to the River Oaks facilities. In 2009, we recognized $1.1 million in bad debt expense related to our six wellness centers; however, this was more than offset by the $1.7 million of bad debt recorded in 2008 related to the termination of the Bucks County lease.

General and administrative expenses during the years ended December 31, 2009 and 2008, totaled $21.1 million and $19.5 million, respectively, which represents an increase of 8.1%, reflecting primarily an increase in compensation in 2009 due to the addition of key employees. In addition, we experienced higher administrative and travel expenses in 2009 versus 2008 as a result of the expansion of our portfolio.

Interest expense for the years ended December 31, 2009 and 2008 totaled $37.7 million and $42.4 million, respectively. Interest expense was higher in the prior year primarily due to the $3.2 million charge for the write-off of costs associated with the short-term bridge facility that was terminated in June 2008. The remainder of the decrease from prior year is a result of lower LIBOR rates in 2009 compared to 2008.

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 7 to this Form 10-K for further information.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net income for the year ended December 31, 2008 was $32.7 million compared to net income of $40.3 million for the year ended December 31, 2007.

A comparison of revenues for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007		Change
	(Dollar amounts in thousands)

Base rents	$81,654	70.0%	$42,620	52.1%	$39,034
Straight-line rents	3,971	3.4%	8,513	10.4%	(4,542)
Percentage rents	1,454	1.2%	301	0.4%	1,153
Interest from loans	28,409	24.3%	26,000	31.8%	2,409
Fee income	1,283	1.1%	4,352	5.3%	(3,069)

Total revenue	$116,771	100.0%	$81,786	100.0%	$34,985

Revenue for the year ended December 31, 2008, was comprised of rents (74.6%) and interest and fee income from loans (25.4%). Our base rents increased $39.0 million in 2008 primarily due to the acquisition of 26 rent-producing facilities in 2008. Our fee income decreased in 2008 due to $3.8 million in mortgage loan prepayment fees earned in 2007. Straight-line rents decreased as compared to 2007 due to the write-off of $4.5 million in straight-line rent receivables associated with the lease termination of River Oaks, Bucks County and our hospital in Redding, California.

Prime (including rent and interest from mortgage and working capital loans) accounted for 32.8% and 30.4% of our gross revenues in 2008 and 2007, respectively. At December 31, 2008, assets leased and loaned to Prime comprised 36.1% of total assets and 37.1% of our total real estate portfolio. Vibra (including rent and interest from working capital loans) accounted for 15.9% and 19.1% of our gross revenues in 2008 and 2007, respectively. At December 31, 2008, assets leased and loaned to Vibra comprised 10.6% of our total assets and 10.9% of our total real estate portfolio.

Depreciation and amortization during the year ended December 31, 2008 was $25.5 million, compared to $10.3 million during the year ended December 31, 2007. All of this increase is related to an increase in the number of rent producing properties from 22 (cost — $568.1 million) at December 31, 2007 to 48 (cost — $996.4 million) at December 31, 2008 and the accelerated amortization of intangibles related to the termination of our leases with the River Oaks and Redding hospitals in September 2008 resulting in charges of $1.8 million and $2.7 million, respectively.

General and administrative expenses during the years ended December 31, 2008 and 2007, totaled $19.5 million and $15.5 million, respectively, which represents an increase of 25.6%. The increase is partially due to an increase of $1.9 million of non-cash share-based compensation expense from stock-based awards made during 2007 and 2008. We have also experienced an increase of $0.5 million in salary and wage expense due to an increase in the number of employees in 2008 and higher travel and office expenses of $0.9 million as a result of the expansion of our portfolio.

Property-related expenses increased $4.5 million in 2008 versus 2007. In 2008, we recorded a $1.7 million charge for the write-off of uncollectible base rent and other receivables related to the Bucks County hospital and a $1.3 million insurance deductible repair expense related to the impact of Hurricane Ike on our River Oaks Medical Center in Houston, Texas. In addition, we expensed $1.2 million of costs associated with the bankruptcy of Hospital Partners of America, the former tenant at both River Oaks and Shasta. No such expenses were recorded in 2007.

Interest expense for the years ended December 31, 2008 and 2007 totaled $42.4 million and $29.5 million, respectively. Interest expense in 2007 excludes interest of $1.3 million that was capitalized as part of the cost of development projects under construction during 2007. Capitalized interest decreased due to our final two developments under construction being placed into service in April 2007. Interest expense increased during 2008 due to higher debt balances in 2008 compared to 2007 primarily as a result of financing $431 million in real estate acquisitions of real estate property in 2008.

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 7 to this Form 10-K for further information.

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2009:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27
November 16, 2007	December 13, 2007	January 11, 2008	$0.27
August 16, 2007	September 14, 2007	October 19, 2007	$0.27
May 17, 2007	June 14, 2007	July 12, 2007	$0.27
February 15, 2007	March 29, 2007	April 12, 2007	$0.27

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Agreement, signed in November 2007, limits the amounts of dividends we can pay to 100% of funds from operations, as defined in the Credit Agreement, on a rolling four quarter basis.

ITEM 6A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2009, our outstanding debt totaled $576.7 million, which consisted of fixed-rate debt of $345.4 million and variable rate debt of $231.3 million.

If market interest rates increase by one-percentage point, the fair value of our fixed rate debt would decrease by $9.6 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the portion of our fixed rate debt related to our exchangeable notes in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year approximates $231.3 million, the balance at December 31, 2009.

Share Price Sensitivity

Our 2006 exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared since we sold the 2006 exchangeable notes have adjusted our conversion price to $16.47 per share which equates to 60.7095 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.

At the time we issued the 2006 exchangeable notes, we also entered into a capped call, or call spread, transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. If our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 0.9 million shares. At $25 per share, we would be required to issue an additional 1.7 million shares.

Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of December 31, 2009. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Assuming a price of $20 per share, we would be required to issue an additional 2.5 million shares. At $25 per share, we would be required to issue an additional 3.4 million shares.

ITEM 7.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Medical Properties Trust, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity, and of cash flows present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4, the Company changed the manner in which it accounts for convertible debt in 2009. As discussed in Note 6, the Company changed the manner in which it accounts for earnings per share in 2009.

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
February 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Properties Trust, Inc.:

We have audited the accompanying consolidated statements of income, equity, and cash flows of Medical Properties Trust, Inc. and Subsidiaries for the year ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of their operations and their cash flows of Medical Properties Trust, Inc. and Subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 4 and 6 to the consolidated financial statements, the Company changed its method of accounting for the non-controlling interests in a subsidiary, debt discount related to the exchangeable notes, and participating securities in the calculation of earnings per share, respectively, effective January 1, 2009 with retroactive application to all periods presented.

/s/ KPMG LLP

Birmingham, Alabama
March 13, 2008, except for Notes 2, 4, and 6, as to
which the date is February 12, 2010, and Note 11,
as to which the date is March 13, 2009

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Amounts in thousands, except for per share data)

ASSETS
Real estate assets
Land	$105,216	$104,795
Buildings and improvements	829,385	823,890
Construction in progress and other	291	493
Intangible lease assets	48,583	52,771
Mortgage loans	200,164	185,000
Real estate held for sale	—	14,912

Gross investment in real estate assets	1,183,639	1,181,861
Accumulated depreciation	(51,638)	(30,478)
Accumulated amortization	(8,664)	(9,753)

Net investment in real estate assets	1,123,337	1,141,630
Cash and cash equivalents	15,307	11,748
Interest and rent receivables	19,845	13,837
Straight-line rent receivables	27,539	19,003
Other loans	110,842	108,523
Assets of discontinued operations	1,185	2,385
Other assets	11,843	14,247

Total Assets	$1,309,898	$1,311,373

LIABILITIES AND EQUITY
Liabilities
Debt, net	$576,678	$630,557
Accounts payable and accrued expenses	29,247	24,718
Deferred revenue	15,350	16,110
Lease deposits and other obligations to tenants	17,048	13,645

Total liabilities	638,323	685,030
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 78,725 shares at December 31, 2009 and 65,056 shares at December 31, 2008	79	65
Additional paid-in capital	759,721	686,238
Distributions in excess of net income	(88,093)	(59,941)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	671,445	626,100
Non-controlling interests	130	243

Total equity	671,575	626,343

Total Liabilities and Equity	$1,309,898	$1,311,373

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands, except for per share data)

Revenues
Rent billed	$92,077	$83,108	$42,921
Straight-line rent	8,425	3,971	8,513
Interest and fee income	29,249	29,692	30,352

Total revenues	129,751	116,771	81,786
Expenses
Real estate depreciation and amortization	25,648	25,458	10,342
Property-related	6,113	4,683	151
General and administrative	21,096	19,515	15,532

Total operating expense	52,857	49,656	26,025

Operating income	76,894	67,115	55,761
Other income (expense)
Interest income	43	86	364
Interest expense	(37,663)	(42,440)	(29,530)

Net other (expense) income	(37,620)	(42,354)	(29,166)

Income from continuing operations	39,274	24,761	26,595
Income (loss) from discontinued operations	(2,908)	7,972	13,655

Net income	36,366	32,733	40,250

Net income attributable to non-controlling interests	(36)	(33)	(304)

Net income attributable to MPT common stockholders	$36,330	$32,700	$39,946

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.48	$0.37	$0.52
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.03)	0.13	0.28

Net income attributable to MPT common stockholders	$0.45	$0.50	$0.80

Weighted average shares outstanding — basic	78,117	62,027	47,770

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.48	$0.37	$0.52
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.03)	0.13	0.28

Net income attributable to MPT common stockholders	$0.45	$0.50	$0.80

Weighted average shares outstanding — diluted	78,117	62,035	47,805

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share data)

	Preferred		Common		Additional	Distributions
		Par		Par	Paid-in	in Excess	Treasury	Non-Controlling	Total
	Shares	Value	Shares	Value	Capital	of Net Income	Stock	Interests	Equity

Balance at December 31, 2006	—	$—	39,585	$39	$364,263	$(13,158)	$—	$1,052	$352,196
Deferred stock units issued to directors	—	—	11	—	54	(54)	—	—	—
Stock vesting and amortization of stock-based compensation	—	—	299	1	4,483	—	—	—	4,484
Options exercised for cash	—	—	20	—	200	—	—	—	200
Proceeds from offering (net of offering costs)	—	—	9,218	9	135,800	—	—	—	135,809
Proceeds from exercising forward sale agreement	—	—	3,000	3	43,286	—	—	—	43,289
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,279)	(1,279)
Treasury stock acquired	—	—	—	—	—	—	(262)	—	(262)
Dividends declared ($1.08 per common share)	—	—	—	—	—	(55,360)	—	—	(55,360)
Net income	—	—	—	—	—	39,946	—	304	40,250

Balance at December 31, 2007	—	—	52,133	52	548,086	(28,626)	(262)	77	519,327

Deferred stock units issued to directors	—	—	—	—	48	(48)	—	—	—
Stock vesting and amortization of stock-based compensation	—	—	273	—	6,386	—	—	—	6,386
Purchase of Wichita Partnership	—	—	—	—	—	—	—	145	145
Distributions to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Proceeds from offering (net of offering costs)	—	—	12,650	13	128,318	—	—	—	128,331
Dividends declared ($1.01 per common share)	—	—	—	—	—	(63,967)	—	—	(63,967)
Issuance of convertible debt	—	—	—	—	3,400	—	—	—	3,400
Net income	—	—	—	—	—	32,700	—	33	32,733

Balance at December 31, 2008	—	—	65,056	65	686,238	(59,941)	(262)	243	626,343

Deferred stock units issued to directors	—	—	52	1	5	(4)	—	—	2
Stock vesting and amortization of stock-based compensation	—	—	246	—	5,488	—	—	—	5,488
Proceeds from offering (net of offering costs)	—	—	13,371	13	67,990	—	—	—	68,003
Distributions to non-controlling interests	—	—	—	—	—	—	—	(149)	(149)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(64,478)	—	—	(64,478)
Net income	—	—	—	—	—	36,330	—	36	36,366

Balance at December 31, 2009	—	$—	78,725	$79	$759,721	$(88,093)	$(262)	$130	$671,575

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Operating activities
Net income	$36,366	$32,733	$40,250
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,309	26,535	13,172
Amortization and write-off of deferred financing costs and debt discount	5,824	7,961	6,133
Straight-line rent revenue	(9,536)	(9,402)	(12,278)
Share-based compensation expense	5,488	6,386	4,483
(Gain) loss from sale of real estate	(278)	(9,305)	(4,062)
Deferred revenue and fee income	(847)	(7,583)	(1,157)
Provision for uncollectible receivables and loans	—	5,700	1,667
Rent and interest income added to loans	(921)	(5,556)	(8,894)
Straight-line rent write-off	1,111	14,037	1,198
Other adjustments	(245)	(57)	97
Decrease (increase) in:
Interest and rent receivable	(2,433)	(4,392)	524
Other assets	126	5,249	2,451
Accounts payable and accrued expenses	1,700	4,757	(12,855)
Deferred revenue	87	2,854	566

Net cash provided by operating activities	62,751	69,917	31,295
Investing activities
Real estate acquired	(421)	(430,710)	(196,599)
Proceeds from sale of real estate	15,000	89,959	68,203
Principal received on loans receivable	4,305	71,941	74,894
Investment in loans receivable	(23,243)	(95,567)	(128,986)
Construction in progress	—	—	(12,166)
Other investments	(7,777)	(4,286)	(5,527)

Net cash used for investing activities	(12,136)	(368,663)	(200,181)
Financing activities
Proceeds from debt	—	119,001	318,200
Payments of debt	(1,232)	(860)	(341,556)
Payment of deferred financing costs	232	(6,072)	(4,123)
Revolving credit facilities, net	(55,800)	38,014	154,986
Distributions paid	(61,649)	(65,098)	(53,079)
Lease deposits and other obligations to tenants	3,390	2,963	5,534
Proceeds from sale of common shares, net of offering costs	68,003	128,331	135,809
Proceeds from forward equity sale	—	—	43,289
Treasury stock acquired	—	—	(262)
Other	—	—	200

Net cash provided by (used for) financing activities	(47,056)	216,279	258,998

(Decrease) increase in cash and cash equivalents for the year	3,559	(82,467)	90,112
Cash and cash equivalents at beginning of year	11,748	94,215	4,103

Cash and cash equivalents at end of year	$15,307	$11,748	$94,215

Interest paid, including capitalized interest of $— in 2009, $— in 2008, and $1,335 in 2007	$33,272	$31,277	$24,584
Supplemental schedule of non-cash investing activities:
Construction period rent and interest receivable recorded as deferred revenue	$—	$—	$3,798
Real estate acquisitions and new loans receivable recorded as lease and loan deposits	—	—	1,640
Real estate acquisitions and new loans receivable recorded as deferred revenue	—	—	75
Construction and acquisition costs charged to loans and real estate	—	—	4,971
Construction in progress transferred to land and building	—	—	69,013
Supplemental schedule of non-cash financing activities:
Other common stock transactions	$5	$48	$54
Supplemental schedule of non-cash operating activities:
Tenant deposits recorded in other assets	$—	$—	$7,500

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits interest in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment.

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

Principles of Consolidation:  Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

We evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we determine if we are the primary beneficiary of the variable interest entity. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. Upon a reconsideration event, we re-evaluate our status as primary beneficiary.

Cash and Cash Equivalents:  Certificates of deposit and short-term investments with original maturities of three months or less and money-market mutual funds are considered cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to date on our invested cash. Cash and cash equivalents which have been restricted as to its use are recorded in other assets.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Revenue Recognition:  We receive income from operating leases based on the fixed, minimum required rents (base rents) and from additional rent based on a percentage of tenant revenues once the tenant’s revenue has exceeded an annual threshold (percentage rents). Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statements of income is presented as two amounts: billed revenue and straight-line revenue. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as billed base rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable. Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

In instances where we have a profits interest in our tenant’s operations, we record revenue equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

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

Acquired Real Estate Purchase Price Allocation:  We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each targeted facility as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases, if any, to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

Real Estate and Depreciation:  Depreciation is calculated on the straight-line method over the weighted average useful lives of the related assets, as follows:

Buildings and improvements	39.6 years
Tenant lease intangibles	13.8 years
Tenant improvements	5.4 years
Furniture, equipment and other	8.9 years

Real estate is carried at depreciated cost. Although typically paid by our tenants, any expenditures for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months. We record the results of operations from material property sales or planned sales (which include real property, loans and any receivables) as discontinued operations in the consolidated statements of income for all periods presented if we do not have any continuing involvement with the property subsequent to its sale. Results of discontinued operations include interest expense from debt which specifically collateralizes the property sold or held for sale.

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

Loans:  Loans consist of mortgage loans, working capital loans and other long-term loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Losses from Rent Receivables:  A provision for losses on rent receivables is recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any.

Earnings Per Share:  Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

On January 1, 2009 we adopted new accounting guidance that addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two class method. Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends or dividend equivalents, which are consequently deemed to be participating securities under the new accounting rules. Therefore, these participating securities are included in our computation of earnings per share under the two-class method for both basic and diluted calculations.

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

Derivative Financial Investments and Hedging Activities.  We record our derivative and hedging instruments at fair value on the balance sheet.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge. We are not currently a party to any derivatives contracts.

Reclassifications:  Certain reclassifications have been made to the consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income. In accordance with the new accounting guidance on non-controlling interest that we adopted in 2009, (i) all prior period non-controlling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period non-controlling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.

New Accounting Pronouncement:  The following is a summary of a recently issued accounting pronouncement which has been issued but not adopted by us.

In June 2009, the FASB amended the consolidation guidance for variable interest entities. This amendment includes: (1) the elimination of the exemption from the consolidation for qualifying special purpose entities; (2) a new approach for determining the primary beneficiary of a variable interest entity, which requires that the primary beneficiary have both (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (ii) either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity; and (3) the requirement to continually reassess who should consolidate a variable interest entity. This amendment is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. At this time, we do not believe this amendment will have a significant impact on our financial position or results of operations.

We evaluated all events or transactions that occurred after December 31, 2009 up through February 12, 2010, the date we issued these financial statements.

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets in 2009 and 2008:

	2009	2008	2007
	(Amounts in thousands)

Land	$421	$45,293	$27,207
Buildings	—	373,472	140,040
Intangible lease assets-subject to amortization (weighted-average useful life 10.7 years in 2008 and 13.4 years in 2007 )	—	11,945	29,352

	$421	$430,710	$196,599

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In the second and third quarters of 2008, we completed the acquisition of 20 properties from a single seller for $357.2 million. The properties acquired had existing leases in place, which we assumed, on six acute care hospitals, three long-term acute care hospitals, five rehabilitation hospitals, and six wellness centers. This acquisition allowed us to achieve our goal of diversifying our tenant base and geographic locations.

In May 2008, we acquired a long-term acute care hospital at a cost of $10.8 million from an unrelated party and entered into an operating lease with Vibra Healthcare (“Vibra”).

In June 2008, we entered into a $60 million loan with affiliates of Prime Healthcare Services, Inc. (“Prime”) related to three southern California hospital campuses operated by Prime. We acquired one of the facilities in July 2008 from a Prime affiliate for approximately $15 million and the other two facilities (including two medical office buildings) in the 2008 fourth quarter for $45 million. We entered into a 10-year lease with the Prime affiliate concurrent with our acquisitions of each of these facilities.

In May 2007, we acquired a general acute care hospital located in San Diego, California at a cost of $22.8 million and entered into an operating lease with the operator. The lease had a 15 year fixed term and contained annual rent escalations at the general increase in the consumer price index. In addition, we funded a loan totaling $25.0 million collateralized by interests in real property. This loan requires the payment of interest only during the 15 year term with principal due in full at maturity. The loan may be prepaid under certain specified conditions.

In August 2007, we acquired two general acute care hospitals in Houston, Texas and Redding, California at a cost of $100.0 million and entered into operating leases with the operators, affiliates of Hospital Partners of America, Inc. (“HPA”). As disclosed under “Leasing Operations” below, these leases were subsequently terminated.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2008 and 2007, as if each significant acquisition in 2008 and sale of three rehabilitation facilities (since the proceeds of these property sales were used to fund the 2008 acquisitions) was consummated on the same terms at the beginning of each year.

	2008	2007
	(Amounts in thousands except per share amounts)

Total revenues	$129,615	$126,216
Net income attributable to MPT common stockholders	29,928	66,816
Net income per share attributable to MPT common stockholders-diluted	$0.43	$1.08

Disposals

In the fourth quarter of 2009, we sold the real estate asset of one acute care facility to Prime for proceeds of $15.0 million. The sale was completed on December 28, 2009, and we realized a gain on the sale of $0.3 million. Due to this sale, we have reclassified the asset of this property to Real Estate Held for Sale in our accompanying Consolidated Balance Sheet at December 31, 2008.

In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, realizing a gain on the sale of $9.3 million. We also wrote off $9.5 million in related straight-line rent receivable upon completion of the sales.

In January 2007, we completed the sale of a general acute care hospital and attached medical office building (“MOB”) located in Houston, Texas for cash proceeds of $70.3 million, which were used to reduce debt and recorded a gain on the sale of this facility of $4.1 million.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In the first quarter of 2007, we sold to affiliates of Prime two hospital properties located in San Bernardino, California for $120 million funded by two mortgage loans made in conjunction with the sales. We deferred a gain of $1.9 million on the sale of these properties due to seller-financing provided by us. We have not reversed any of this deferred gain into income during the years ended December 31, 2009, 2008 and 2007.

Intangible Assets

At December 31, 2009 and 2008, our intangible lease assets were $48.6 million ($39.9 million, net of accumulated amortization) and $52.8 million ($43.0 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $4.5 million (including $0.5 million of accelerated amortization as described below), $8.1 million (including $4.5 million of accelerated amortization as described below) and $1.1 million in 2009, 2008, and 2007, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:

2010	$4,026
2011	3,812
2012	3,448
2013	3,415
2014	3,349

As of December 31, 2009, capitalized lease intangibles have a weighted average remaining life of 13.8 years.

Leasing Operations

Minimum rental payments due to us in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2009, are as follows: (amounts in thousands)

2010	$89,434
2011	88,541
2012	84,946
2013	85,415
2014	83,691
Thereafter	537,591

$969,618

In January 2009, the then-operator of our Bucks County facility gave notice of its intentions to close the facility. The associated lease was terminated, which resulted in the write-off of $4.7 million in uncollectible rent and other receivables in December 2008. This write-off excluded $3.8 million of receivables that were guaranteed by its parent company. This $3.8 million receivable remains outstanding at December 31, 2009. We are aggressively pursuing collection of this outstanding receivable, and management believes this receivable is fully collectible and no reserve has been recorded. Our evaluation and conclusion regarding the recoverability of this receivable is largely predicated on our understanding of the capital structure and related liquidity of the parent company, for which no currently published financial information exists. We are currently pursuing collection of this receivable through litigation and there is no assurance that we will receive all or any of the guaranteed amounts.

In July 2009, we re-leased our Bucks County facility located in Bensalem, Pennsylvania. The lease has a fixed term of five years with an option, at the lessee’s discretion, to extend 15 additional periods of one year each. No rent is required for the first six months. Thereafter, rent will be $2.0 million per year with annual escalations of 2%.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Separately, we also obtained a profits interest whereby we may receive up to an additional $1.0 million annually pursuant to an agreement that provides for our participation in certain cash flows, if any, as defined in the agreement. After the fixed term, the tenant has the right to purchase the facility at a price based on a formula set forth in the lease agreement.

In April 2009, we terminated leases on two of our facilities in Louisiana (Covington and Denham Springs) after the operator defaulted on the leases. As a result of the lease terminations, we recorded a $1.1 million charge in order to fully reserve and write off, respectively, the related straight-line rent receivables associated with the Covington and Denham Springs facilities. In addition, we accelerated the amortization of the related lease intangibles resulting in $0.5 million of expense in the second quarter of 2009. In June 2009, we re-leased the Denham Springs facility to a new operator under terms similar to the terminated lease. The operator of the Covington facility has entered bankruptcy proceedings, during which it has made payments to us generally equivalent to the amounts payable under the terms of the terminated lease. All uncollected receivables due from the operator of the Covington facility have been fully reserved at December 31, 2009.

In the third quarter of 2008, we terminated leases on two general acute care hospitals in Houston, Texas and one hospital in Redding, California due to certain tenant defaults. These facilities were previously leased to affiliates of HPA that filed for bankruptcy subsequent to the lease terminations. Pursuant to these lease terminations, we recorded $4.5 million in accelerated amortization in the 2008 third quarter related to lease intangibles. In addition, we recorded a $1.5 million charge for the write-off of straight-line rent.

On November 1, 2008, we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $12.0 million in additional rent and a profits participation of up to $8.0 million based on the future profitability of the new lessee’s operations. In 2009, we recorded $1.4 million of additional rent under this lease. The additional rent is recognized on a straight-line basis over the life of the lease.

In regards to the two Houston facilities formerly leased to HPA, both were unoccupied at December 31, 2009. These facilities had a net book value of $31.0 million at December 31, 2009, and an annual run-rate of operating and maintenance expenses of $2.9 million. We believe we will recover, through future undiscounted cash flows, our current basis in the properties along with any additional funding (not covered by insurance) that may be needed due to the damage caused by Hurricane Ike in 2008. However, there is no assurance that we will receive amounts to fully recover these investments.

Since approximately January 2007, we have made loans to the operator of our Monroe Hospital to partially fund the costs of operations. We have also accrued rent and interest on the loan, including $7.2 million in 2009. The operator has not made certain lease and loan payments required by the terms of the agreements and the loan is therefore considered impaired. As of December 31, 2009, we had accrued $12.6 million in interest, rent, and other receivables and had loaned the operator approximately $27 million, which includes $2.2 million of working capital advances we made in the third and fourth quarters of 2009. These receivables are collateralized by $3.8 million in cash that we possess, a first lien security interest in patient accounts receivable, and 100% of the equity of the operator.

The operations of the Monroe facility are generating cash flows from operations. However, these cash flows from operations are currently not enough to satisfy current rent and interest obligations to us. In assessing whether or not the receivables are collectible or if the loan is impaired, we have considered cost saving and revenue enhancement opportunities that the operator has identified. Cash flows to be generated from these opportunities, along with the current level of cash flows from operations are expected to be sufficient on a long term basis for us to recover the outstanding receivables and loan amount. Based on this, we believe the outstanding receivables and loan balance at December 31, 2009 are collectible; therefore, we have not recorded any loss allowances or reserves. However, no assurances can be made that these opportunities will be implemented effectively or timely and generate the cash flows needed for us to fully recover our investment in this facility.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

For the years ended December 31, 2009, 2008, and 2007, affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 38.4%, 32.8%, and 30.4%, respectively, of our total revenues , and Vibra (including rent and interest from working capital loans) accounted for 13.8%, 15.9%, and 19.1%, respectively, of our total revenues.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
		Weighted Average		Weighted Average
	Balance	Interest Rate	Balance	Interest Rate

Mortgage loans	$200,164	9.92%	$185,000	9.6%
Other loans	110,842	10.64%	108,523	10.3%

	$311,006		$293,523

In December 2009, we committed to fund a mortgage loan totaling $20.0 million to an affiliate of Prime, $15.0 million of which has been advanced as of December 31, 2009. This loan is collateralized by the Desert Valley facility and the purpose of the loan is to help fund an overall $35.0 million expansion and renovation.

Our other loans primarily consist of loans to our tenants for acquisitions and working capital purposes. In 2008 and as part of the leasing of our Redding Hospital, we agreed to provide Prime a working capital loan up to $20 million. At December 31, 2009, we had funded $20 million of this working capital loan. This loan bears interest of 9.25%, and escalates each year by 2.0% starting in 2010. In conjunction with our purchase of six healthcare facilities in July and August 2004, we also made loans aggregating $41.4 million to Vibra. As of December 31, 2009, Vibra has reduced the balance of the loans to $20.4 million.

We have determined that Vibra, Monroe Hospital, and the operator of our Redding hospital are variable interest entities that have outstanding loans and other receivables due to us of approximately 3%, 3%, and 2% of our total assets, respectively. The outstanding loans and other receivables due from these entities represent our maximum exposure to loss. Through both qualitative and quantitative analysis, we have determined that we are not the primary beneficiary of these entities as parties other than us absorb the majority of the expected losses from these entities. Therefore, we have not consolidated these entities in our financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
	Balance	Interest Rate	Balance	Interest Rate

Revolving credit facilities	$137,200	Variable	$193,000	Variable
Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333%-7.871%	125,000	7.333%-7.871%
Exchangeable senior notes
Principal amount	220,000	6.125%-9.250%	220,000	6.125%-9.250%
Unamortized discount	(8,265)		(11,418)

	211,735		208,582
Term loans	102,743	Various	103,975	Various

	$576,678		$630,557

As of December 31, 2009, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows:

2010	$127,252	(A)
2011	211,091
2012	39,600
2013	82,000
2014	—
Thereafter	125,000

Total	$584,943

(A)	$96,000 of the revolving credit facilities due in 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If we elect to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.

Revolving Credit Facilities

In June 2007, we signed a collateralized revolving bank credit facility for up to $42 million. The terms are for five years with interest at the 30-day LIBOR plus 1.50% (1.73% at December 31, 2009 and 1.94% at December 31, 2008). The amount available under the facility decreased by $0.8 million in June 2009 and will continue to decrease $0.8 million per year until maturity. The facility is collateralized by one real estate property with a net book value of $57.9 million at December 31, 2009. This facility had an outstanding balance of $41.2 million and $42.0 million at December 31, 2009 and December 31, 2008, respectively. The weighted-average interest rate on this revolving bank credit facility was 1.86% and 4.20% for 2009 and 2008, respectively.

In November 2007, we signed a $220 million Credit Agreement for a revolving credit facility and a term loan (see discussion of the term loan under the title “Term Loans” section below). The revolving credit facility has an initial three year term that can be extended for one more year under certain conditions and has an interest rate option of (1) LIBOR plus a spread ranging from 150 to 225 basis points depending upon our total leverage ratio or (2) the higher of the “prime rate” or federal funds rate plus 1.5%. For 2009 and 2008, our interest rate was primarily at the 30-day LIBOR plus 1.75% (1.99% and 2.19% at December 31, 2009 and 2008, respectively). In addition, the

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

revolving credit facility provides for a quarterly commitment fee on the unused portion ranging from 0.20% to 0.35%. The weighted average interest rate on this revolving credit facility was 2.21% and 4.54% for 2009 and 2008, respectively. The credit facility is collateralized by (i) the equity interests of certain of our subsidiaries and (ii) mortgage loans payable to us. We may borrow up to $154.0 million under the revolving credit facility so long as we do not permit the ratio of outstanding indebtedness under the credit facility to exceed 50% of the value of the borrowing base, as described in the Credit Agreement. The revolving credit facility had an outstanding balance of $96 million at December 31, 2009. As of December 31, 2009, we had borrowing availability of $58 million under the revolving credit facility.

Senior Unsecured Notes

During 2006, we issued $125.0 million of Senior Unsecured Notes (the “Senior Notes”). The Senior Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). One of the issuances of Senior Notes totaling $65.0 million pays interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after July 30, 2011. This portion of the Senior Notes matures in July 2016. The remaining issuances of Senior Notes pay interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after October 30, 2011. These remaining notes mature in October 2016.

Exchangeable Senior Notes

In November 2006, our Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “2006 Exchangeable Notes”). The 2006 Exchangeable Notes pay interest semi-annually at a rate of 6.125% per annum and mature on November 15, 2011. The 2006 Exchangeable Notes have an initial exchange rate of 60.3346 of our common shares per $1,000 principal amount of the notes, representing an exchange price of $16.57 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2006 Exchangeable Notes are exchangeable, prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on August 15, 2011 and also upon the occurrence of specified events, for cash up to their principal amount and our common shares for the remainder of the exchange value in excess of the principal amount. Net proceeds from the offering of the 2006 Exchangeable Notes were approximately $134 million, after deducting the initial purchasers’ discount. The 2006 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

Concurrent with the pricing of the 2006 exchangeable notes, the Operating Partnership entered into a “capped call” transaction with affiliates of the initial purchasers (the “option counterparties”) in order to increase the effective exchange price of the Exchangeable Notes to $18.94 per common share. The capped call transaction is expected to reduce the potential dilution with respect to our common stock upon exchange of the 2006 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed $18.94 during the observation period relating to an exchange. We have reserved 8.3 million shares, which may be issued in the future to settle the 2006 Exchangeable Notes. The premium of $6.3 million paid for the “capped call” transaction has been recorded as a permanent reduction to additional paid in capital in the consolidated statement of equity.

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of the 2008 Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The 2008 Exchangeable Notes pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The 2008 Exchangeable Notes have an initial exchange rate of 80.8898 shares of our common stock per $1,000 principal amount, representing an exchange price of $12.36 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

2008 Exchangeable Notes are exchangeable prior to the close of business on the second day immediately preceding the stated maturity date at any time beginning on January 1, 2013 and also upon the occurrence of specified events, for cash up to their principal amounts and our common shares for the remainder of the exchange value in excess of the principal amount. The 2008 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

In May 2008, the FASB issued a new accounting standard that affected the accounting for our exchangeable senior notes. The new standard requires that the initial debt proceeds from the sale of our exchangeable senior notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional interest expense. We adopted the new accounting standard on January 1, 2009 and have applied it retroactively to all periods presented. The adoption of the new standard resulted in an increase in unamortized debt discount of $7.7 million and additional paid in capital of $11.0 million and a decrease in retained earnings of $3.3 million in our consolidated balance sheet as of December 31, 2008. We recorded additional non-cash interest expense in our consolidated statements of income of $2.1 million ($0.03 per share), $1.8 million ($0.03 per share), and $1.3 million ($0.03 per share) in 2009, 2008 and 2007, respectively, associated with the amortization of this discount at an annual effective interest rate of 8.3% and 11.3% for the 2006 and 2008 exchangeable senior notes, respectively. The unamortized discounts of $4.9 million and $3.3 million at December 31, 2009 will continue to be amortized through November 2011 and April 2013 for the 2006 and 2008 exchangeable senior notes, respectively.

Term Loans

Included in the $220 million Credit Agreement signed in November 2007 was a term loan that has a four-year term and has an interest rate of the 30-day LIBOR plus a spread of 200 basis points (2.26% at December 31, 2009 and 2.44% at December 31, 2008). We make quarterly principal payments of $165,000 on the term loan. The term loan had an outstanding balance of $64.5 million at December 31, 2009.

In June 2008, our Operating Partnership signed a term loan agreement for $30.0 million. This facility has a maturity of November 2010 and the maximum amount of borrowings may be increased, subject to market conditions, to $75.0 million. The loan has a variable interest rate of 400 basis points in excess of LIBOR (4.23% at December 31, 2009 and 4.44% at December 31, 2008). Starting January 2010, the LIBOR rate will have a minimum floor of 1.5%. We make quarterly principal payments of $75,000 on the term loan. The facility is collateralized by (i) the equity interests of certain of our subsidiaries. This term loan enabled us to terminate, without utilizing, a short-term bridge facility that was committed by a syndicate of banks in March 2008 in order to facilitate the $357.2 million acquisition from a single seller. As a result of terminating the short-term bridge facility, we recorded a charge of $3.2 million of associated financing costs in the second quarter of 2008.

In November 2008, we signed a collateralized term loan facility for $9 million with interest fixed at 5.66%. The term loan has a stated maturity date of November 2013; however, this could mature earlier if the lease of the collateralized property (that comes due in December 2011) is not extended. We make monthly principal and interest payments on this loan. The facility is collateralized by one real estate property with a book value of $18.8 million at December 31, 2009. This facility had an outstanding balance of $8.7 million at December 31, 2009.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under these facilities, the entire outstanding balance may become immediately due and payable. At December 31, 2009, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiary is subject to applicable federal, state and local income taxes. For 2009, we recorded tax expense of $0.3 million, while we recorded a tax benefit of $1.1 million and $0.2 million in 2008 and 2007, respectively. At December 2009, we had a $1.5 million net deferred tax asset, which primarily relates to federal and state net operating loss carry forwards (“NOLs”). NOLs are available to offset future earnings in our taxable REIT subsidiary within the periods specified by law. At December 31, 2009, we had U.S. federal and state NOLs of $5.6 million and $6.2 million, respectively, that expire in 2020 through 2029.

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

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2009	2008	2007

Common share distribution	$0.800000	$1.080000	$1.080000
Ordinary income	0.471792	0.677940	0.681994
Capital gains(1)	0.003708	0.145400	0.192358
Unrecaptured Sec. 1250 gain	0.003708	0.138168	0.085269
Return of capital	0.324500	0.256660	0.205648
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

6.	Earnings Per Share

In June 2008, the FASB issued new accounting guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. We adopted this new accounting guidance on January 1, 2009 which required retroactive restatement. The adoption of this accounting change resulted in an approximate $0.02, $0.02, and $0.03 negative impact on earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively. Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Numerator:
Income from continuing operations	$39,274	$24,761	$26,595
Non-controlling interests’ share in continuing operations	(35)	(29)	—
Participating securities’ share in earnings	(1,506)	(1,745)	(1,537)

Income from continuing operations, less participating securities’ share in earnings	37,733	22,987	25,058
Income (loss) from discontinued operations	(2,908)	7,972	13,655
Non-controlling interests’ share in discontinued operations	(1)	(4)	(304)

Income (loss) from discontinued operations attributable to MPT common stockholders	(2,909)	7,968	13,351

Net income, less participating securities’ share in earnings	$34,824	$30,955	$38,409

Denominator:
Basic weighted-average common shares	78,117	62,027	47,770
Dilutive stock options	—	8	35

Diluted weighted-average common shares	78,117	62,035	47,805

For the years ended December 31, 2009, 2008, and 2007, 0.1 million, 0.1 million, and 45,000, respectively, of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

7.	Stock Awards

We have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,694,257 shares remain available for future stock awards as of December 31, 2009. The Equity Incentive Plan contains a limit of 1,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We awarded 50,000 common stock options in 2007, with an exercise price and estimated grant date fair values of $12.09 and $1.36 per option, respectively. The options awarded in 2007 vest annually in equal amounts over three years from the date of award and expire in 2012. We use the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2007, the following assumptions were used to derive the fair values: an option term of four years; expected volatility of 28.34%; a weighted average risk-free rate of return of 4.62%; and a dividend yield of 8.93%. The intrinsic value of options exercisable and outstanding at December 31, 2009, is $-0-. No options were granted, exercised, or forfeited in 2009 or 2008. In addition, no options were exercised or forfeited in 2007. At December 31, 2009, we had 130,000 options outstanding and 113,332 options exercisable, with weighted-average exercise prices of $10.80 and $10.61 per option, respectively. The weighted average remaining contractual term of options exercisable and outstanding is 4.2 years and 4.0 years, respectively.

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods that generally range from three to five years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2006 and 2007, the Compensation Committee made awards which vest based on us achieving certain performance levels, stock price levels, total shareholder return or comparison to peer total return indices. The 2006 awards are based on us achieving levels of total shareholder return compared to an industry index. The 2007 awards were granted under our 2007 Multi-year Incentive Plan (“MIP”) adopted by the Compensation Committee and consist of three components: service-based awards, core performance awards (“CPRE”), and superior performance awards (“SPRE”). The service-based awards vest annually and ratably over a seven-year period beginning December 31, 2007. The CPRE awards also vest annually and ratably over the same seven-year period contingent upon our achievement of a simple 9% annual total return to shareholders (pro-rated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior or future year. SPRE awards are earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and will then vest annually and ratably over the subsequent three-year period (2011-2013). In the event that at the end of the measurement period, no SPRE awards have been earned based on the criteria set forth above but we have performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period, 33.334% of the SPRE awards will be earned as of December 31, 2010. All unvested 2007 MIP awards provide for payment of dividends and other non-liquidating distributions, except that the SPRE awards pay dividends at 20% of the per share dividend amount. The 2007 MIP awards were made in the form of restricted shares and a new class of partnership units in our Operating Partnership (“LTIP units”). The LTIP units that are earned may eventually be converted, at our election, into either shares of common stock on a one-for-one basis or their equivalent in cash. We have valued our LTIP awards at the same per unit value as a corresponding restricted stock award. We used an independent valuation consultant to assist us in determining the value of the 2007 MIP awards’ CPRE and SPRE components using a Monte Carlo simulation. The following assumptions were used to derive the fair values for the SPRE and CPRE, respectively: term — 3.4 years and 6.4 years; expected (implied) volatility 27.00% and 26.00%; risk-free rate of return 4.55% and 4.65%; and, dividends — $1.08 in 2007, $1.10 in 2008, $1.13 in 2009, and 3% annual increase thereafter through 2013. For 2009, 79,287shares/LTIP units were earned under the CPRE award, but no SPRE awards were earned. No CPRE or SPRE awards were earned in 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The following summarizes restricted equity awards activity in 2009 and 2008, respectively:

For the Year Ended December 31, 2009:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Nonvested awards at beginning of the year	828,106	$12.20	1,380,375	$7.15
Awarded	441,134	$6.30	—	—
Vested	(291,977)	$10.02	(79,287)	$11.29
Forfeited	(7,723)	$8.16	—	—

Nonvested awards at end of year	969,540	$10.21	1,301,088	$6.90

For the Year Ended December 31, 2008:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Nonvested awards at beginning of the year	680,515	$11.85	1,380,375	$7.15
Awarded	405,512	$12.07	—	—
Vested	(256,321)	$11.04	—	—
Forfeited	(1,600)	$12.96	—	—

Nonvested awards at end of year	828,106	$12.20	1,380,375	$7.15

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2009, 2008 and 2007, we recorded $5.5 million, $6.4 million, and $4.5 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2009, is $11.7 million and will be recognized over a weighted average period of 3.2 years. Restricted equity awards which vested in 2009 had a value of $2.4 million on the vesting dates.

8.	Commitments and Contingencies

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside. These ground leases are long-term leases and some contain escalation provisions. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense for 2009, 2008 and 2007, respectively, were $859,570, $919,735, and $702,860, which was offset by sublease rental income of $438,752, $417,395, and $374,468 for 2009, 2008, and 2007, respectively.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2009 are as follows: (amounts in thousands)

2010	$846
2011	856
2012	860
2013	750
2014	432
Thereafter	29,289

$33,033

The total amount to be received in the future from non-cancellable subleases at December 31, 2009, is $31.5 million.

In November 2009, we reached an agreement to settle all of the claims asserted by Stealth, L.P. in previously disclosed litigation concerning the termination of leases of the Houston Town and Country Hospital and medical office building in October 2006, with the exception of a single contract claim for which Memorial Hermann Healthcare System has agreed to provide indemnification. Claims separately asserted against us by six of Stealth L.P.’s limited partners are not affected by the settlement.

Stealth, L.P. was seeking approximately $330 million for tort claims that we have now settled for a single payment of $1.7 million. In addition, we paid $1.0 million to settle certain contract claims asserted by Stealth, L.P. We continue to vigorously deny any liability related to this matter and vigorously deny that Stealth suffered any damages as a result of any conduct by us.

In January 2010, Memorial Hermann settled all claims asserted by Stealth including the single tort claim against us at no additional cost to us.

Also not affected by the settlement with Stealth are certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth has indemnified us for any judgment amount and certain defense costs that we may incur related to these claims. We continue to vigorously deny any liability and intend to continue vigorously defending against such claims, and believe that any future costs related to them will not be material.

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9.	Common Stock

In the first quarter of 2007, we sold 12,217,900 shares of common stock at a price of $15.60 per share, less an underwriting commission of five percent. Of the shares sold, the underwriters borrowed from third parties and sold 3,000,000 shares of our common stock in connection with forward sale agreements between us and affiliates of the underwriters (the “forward purchasers”). We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchasers. In December 2007, we settled the forward sale agreements and received proceeds, net of underwriting commission of five percent and other adjustments, of $43.3 million.

In March 2008, we sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, we realized proceeds of $128.3 million.

In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over allotments, net proceeds from

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

this offering, after underwriting discount and commissions, were $67.8 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.

On January 9, 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 100,000,000 to 150,000,000.

In November 2009, we put an at-the-market program in place, and we have the ability to sell up to $50 million of stock under that plan. During the fourth quarter of 2009, we sold 30,000 shares at an average price per share of $10.25 resulting in a proceeds, net of a 2% sales agent commission, of $0.3 million.

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

The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	December 31,		December 31,
	2009		2008
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value

Interest and Rent Receivables	$19,845	$16,712	$13,837	$12,475
Loans	311,006	299,133	293,523	282,459
Debt	(576,678)	(547,242)	(630,557)	(482,175)

11.	Discontinued Operations

In the fourth quarter of 2009, we sold the real estate of a general acute hospital to Prime for proceeds of approximately $15 million. The sale was completed on December 28, 2009, resulting in a gain on the sale of $0.3 million. Due to this sale, we have reclassified the assets of this property to Real Estate Held for Sale in the accompanying Consolidated Balance Sheet, which approximated $15.0 million at December 31, 2008.

In the second quarter of 2008, we sold the real estate assets of three inpatient rehabilitation facilities to Vibra for proceeds of approximately $105 million, including $7.0 million in early lease termination fees and $8.0 million of a loan pre-payment. The sale was completed on May 7, 2008, resulting in a gain on the sale of $9.3 million. We also wrote off $9.5 million in related straight-line rent receivables upon completion of the sales.

In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. At December 31, 2007, we had $4.2 million in working capital loans included in assets of discontinued operations on the consolidated balance sheet. In July 2008, we received from Medicare the substantial remainder of amounts that we expect to collect and based thereon wrote off in the second quarter of 2008 $2.1 million (net of $1.2 million in tax benefits) of remaining uncollectible receivables from the operator. We are defendants in ongoing litigation related to this discontinued operation as described in Note 8 — Contingencies. This litigation has resulted in a significant amount of legal expenses in 2009 and 2008 including a settlement of $2.7 million reached in the 2009 fourth quarter.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations.

The following table presents the results of discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$1,583	$3,269	$14,634
Gain on sale	278	9,305	4,061
Income (loss) from discontinued operations	(2,908)	7,972	13,655
Income (loss) from discontinued operations attributable to MPT common stockholders — diluted per share	$(0.03)	$0.13	$0.28

12.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2009 Ended
	March 31	June 30	September 30	December 31

Revenues	$31,973	$31,114	$33,693	$32,971
Income from continuing operations	9,733	8,101	10,784	10,656
Income (loss) from discontinued operations	984	(243)	(400)	(3,249)
Net income	10,717	7,858	10,384	7,407
Net income attributable to MPT common stockholders	10,710	7,846	10,374	7,400
Net income attributable to MPT common stockholders per share — basic	$0.14	$0.09	$0.13	$0.09
Weighted average shares outstanding — basic	76,432	78,616	78,655	78,755
Net income attributable to MPT common stockholders per share — diluted	$0.14	$0.09	$0.13	$0.09
Weighted average shares outstanding — diluted	76,432	78,616	78,655	78,755

	For the Three Month Periods in 2008 Ended
	March 31	June 30	September 30	December 31

Revenues	$23,341	$31,166	$32,723	$29,541
Income from continuing operations	8,047	8,193	6,298	2,223
Income (loss) from discontinued operations	2,853	5,191	738	(810)
Net income	10,900	13,384	7,036	1,413
Net income attributable to MPT common stockholders	10,898	13,366	7,020	1,416
Net income attributable to MPT common stockholders per share — basic	$0.20	$0.20	$0.10	$0.02
Weighted average shares outstanding — basic	52,992	64,996	65,059	65,061
Net income attributable to MPT common stockholders per share — diluted	$0.20	$0.20	$0.10	$0.02
Weighted average shares outstanding — diluted	53,001	65,009	65,066	65,061

ITEM 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

The Company has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion or incorporation by reference of its audit report on the Company’s past consolidated financial statements included or incorporated by reference in the Registration Statements on Form S-8 and Form S-3.

ITEM 8A.	Controls and Procedures

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2009, Medical Properties Trust maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers and Corporate Governance

The information required by this Item 9 is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 19, 2010.

ITEM 10.	Executive Compensation

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 19, 2010.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 19, 2010.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 19, 2010.

ITEM 13.	Principal Accountant Fees and Services

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 19, 2010.

PART IV

ITEM 14.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Second Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(13)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10	.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number		Exhibit Title

10	.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10	.26(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.27(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.28(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.29(10)	First Amendment to Term Loan Agreement
10	.30(17)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.31(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.32(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.33(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.34(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.35(8)	Second Amended and Restated 2004 Equity Incentive Plan
10	.36(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008
10	.37(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008
10	.38(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008
10	.39(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008
10	.40(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008
10	.41(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008

Exhibit
Number		Exhibit Title

10	.42(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008
10	.43(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008
10	.44(18)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.45(18)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.46(18)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.47(18)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.48(18)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.49(18)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.50(18)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.51(18)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10	.52(18)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.53(18)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.54(18)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
12	.1(19)	Statement re Computation of Ratios
21	.1(19)	Subsidiaries of Registrant
23	.1(19)	Consent of PricewaterhouseCoopers LLP
23	.2(19)	Consent of KPMG LLP
23	.3(19)	Consent of Moss Adams LLP
31	.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007
99	.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2009

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Not used.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009, filed with the Commission on November 9, 2009.

(18)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(19)	Included in this Form 10-K.

(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2008 and 2007) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2009) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2008 filed with the Commission on May 11, 2009 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2010

/s/ Virginia A. Clarke Virginia A. Clarke	Director	February 12, 2010

/s/ Sherry A. Kellett Sherry A. Kellett	Director	February 12, 2010

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 12, 2010

/s/ G. Steven Dawson G. Steven Dawson	Director	February 12, 2010

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	February 12, 2010

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	February 12, 2010

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	February 12, 2010

Medical Properties Trust, Inc.
Schedule II: Valuation and Qualifying Accounts
December 31, 2009

	Balance at	Additions
	Beginning of	Charged Against	Net	Balance at
Year Ended December 31,	Year(1)	Operations(1)	Recoveries(1)	End of Year(1)
	(In thousands)

2009	$397	$5,107	$1,165	$4,339

2008	$4,202	$397	$4,202(2)	$397

2007	$2,911	$1,500	$209	$4,202

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loans losses and other reserves.

(2)	Includes $3.2 million of write offs associated with our West Houston property that was sold in 2007.

II-1

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009

													Life on which
													Depreciation in
													Latest Income
				Additions Subsequent to Acquisition									Statement is
		Initial Costs			Carrying	Cost at December 31, 2009			Accumulated		Date of	Date	Computed
Location	Type of Property	Land	Buildings	Improvements	Costs	Land	Buildings	Total	Depreciation	Encumbrances	Construction	Acquired	(Years)
	(Amounts in thousands)

Thornton, CO	Long term acute care hospital	$2,130	$6,013	$1,251	$—	$2,130	$7,264	$9,394	$870	$—	1962	August 17, 2004	40
New Bedford, MA	Long term acute care hospital	1,400	19,772	256	—	1,400	20,028	21,428	2,657	—	1942	August 17, 2004	40
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	1,175	—	1984	June 9, 2005	40
Denham Springs, LA	Long term acute care hospital	429	5,340	—	49	429	5,389	5,818	551	—	1960	June 9, 2005	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,242	1,629	22,565	24,194	2,351	—	1991	June 30, 2005	40
Sherman Oaks, CA	Acute care general hospital	5,290	13,587	—	31	5,290	13,618	18,908	1,365	—	1956	December 30, 2005	40
Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	2,646	—	2006	August 8, 2006	40
Montclair, CA	Acute care general hospital	1,500	17,419	—	42	1,500	17,461	18,961	1,491	—	1971	August 9, 2006	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	1,127	—	2006	September 5, 2006	40
Huntington Beach, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	864	—	1965	November 8, 2006	40
La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	864	—	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	1,728	—	1964	November 8, 2006	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	720	—	2002	December 1, 2006	40
San Antonio, TX	Rehabilitaion hospital	—	10,198	—	—	—	10,198	10,198	786	—	1987	December 1, 2006	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	555	—	1998	December 1, 2006	40
Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	4,321	41,200	2006	December 1, 2006	40
Bensalem, PA	Acute care general hospital	6,911	38,185	—	(437)	6,912	37,747	44,659	2,692	—	2006	March 19, 2007	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	1,301	—	1964	April 18, 2007	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	98	6,550	15,751	22,301	1,046	—	1964	May 9, 2007	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	3,266	—	1974	August 10, 2007	40
Houston, TX	Acute care general hospital	3,501	34,530	—	(5,305)	3,502	29,224	32,726	1,742	—	1960	August 10, 2007	40
Inglewood, CA	Acute care general hospital	15,600	35,994	—	—	15,600	35,994	51,594	2,069	—	1960	November 1, 2007	40
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	691	—	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	777	—	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	188	—	1975	April 22, 2008	10
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	856	—	1982	April 1, 2008	40
Cleveland, TX	Acute care general hospital	341	19,505	—	—	341	19,505	19,846	853	—	1968	April 1, 2008	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	58	1,220	8,745	9,965	417	—	1956	May 22, 2008	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	188	—	1974	April 22, 2008	10
Fayetteville, AR	Rehabilitaion hospital	909	18,332	—	—	909	18,332	19,241	687	—	1991	July 14, 2008	40
Fort Lauderdale, FL	Rehabilitaion hospital	3,499	21,939	—	1	3,499	21,940	25,439	916	—	1985	April 22, 2008	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	303	—	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	214	—	1982	November 25, 2008	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	3,816	1,822	41,283	43,105	1,686	—	2002	April 1, 2008	40
Morgantown, WV	Rehabilitaion hospital	—	21,552	—	—	—	21,552	21,552	855	—	1989	May 19, 2008	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	137	—	1979	April 22, 2008	10
Petersburg, VA	Rehabilitaion hospital	1,302	9,121	—	—	1,302	9,121	10,423	342	—	2006	July 1, 2008	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	2,434	—	1980	April 22, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	1,615	—	1980	April 22, 2008	40
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	108	—	1979	April 22, 2008	10
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	186	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	138	—	1979	November 25, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	271	—	1976	April 22, 2008	10
Tucson, AZ	Long term acute care hospital	920	6,078	—	—	920	6,078	6,998	266	—	1987	April 1, 2008	40
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	64	—	1979	April 22, 2008	10
Webster, TX	Long term acute care hospital	988	10,432	—	1	988	10,433	11,421	456	—	1986	April 1, 2008	40
Wichita, KS	Rehabilitaion hospital	1,019	18,373	—	1	1,019	18,374	19,393	803	8,678	1992	April 4, 2008	40

		$102,352	$823,377	$1,507	$7,365	$105,216	$829,385	$934,601	$51,638	$49,878

III-1

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset and mortgage loans, for the years ended:

	December 31,	December 31,	December 31,
	2009	2008	2007

COST
Balance at beginning of period	$943,700	$614,088	$486,436
Acquisitions	421	418,766	167,246
Transfers from construction in progress	—	2,475	66,040
Additions	5,550	308	9,577
Dispositions	(15,070)	(85,648)	(115,211)
Other	—	(6,289)	—

Balance at end of period	$934,601	$943,700(1)	$614,088(1)

The changes in accumulated depreciation, including real estate assets held for sale for the years ended:

	December 31,	December 31,		December 31,
	2009	2008		2007

ACCUMULATED DEPRECIATION
Balance at beginning of period	$30,581	$20,214		$12,290
Depreciation	21,389	18,118		11,301
Depreciation on disposed property	(332)	(7,751)		(3,377)

Balance at end of period	$51,638	$30,581	(2)	$20,214	(2)

(1)	Includes gross amount of real estate held for sale cost of $15,015 and $85,648 for 2008 and 2007, respectively.

(2)	Includes accumulated depreciation included in real estate held for sale of $103 and $7,076 for 2008 and 2007, respectively.

III-2

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest
	(Dollar amounts in thousands)

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Daniel Freeman Marina Hospital	10.4%	2021		(1)	$40,164	$40,164	(2)
Desert Valley Hospital	9.7%	2022		(1)	70,000	70,000	(2)
Desert Valley Hospital	10.7%	2022		(1)	15,000	15,000	(2)
Chino Valley Medical Center	9.7%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	9.6%	2022		(1)	25,000	25,000	(2)

					$200,164	$200,164

(1)	There were no prior liens on loans as of December 31, 2009.

(2)	The mortgage loan was not delinquent with respect to principal or interest.

(3)	The aggregate cost for Federal income tax purposes in $200,164.

Changes in mortgage loans for the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Balance at beginning of year	$185,000	$185,000	$105,000
Additions during year:
New mortgage loans and additional advances on existing loans	15,164	—	145,000

	200,164	185,000	250,000

Deductions during year:
Settled through acquisition of real estate	—	—	25,000
Collection of principal	—	—	40,000

	—	—	65,000

Balance at end of year	$200,164	$185,000	$185,000

IV-1

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Second Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(13)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10	.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10	.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10	.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10	.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10	.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10	.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10	.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number		Exhibit Title

10	.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10	.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10	.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10	.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10	.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10	.26(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.27(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.28(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.29(10)	First Amendment to Term Loan Agreement
10	.30(17)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.31(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.32(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.33(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.34(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.35(8)	Second Amended and Restated 2004 Equity Incentive Plan
10	.36(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008
10	.37(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008
10	.38(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008
10	.39(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008
10	.40(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008
10	.41(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008
10	.42(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008

Exhibit
Number		Exhibit Title

10	.43(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008
10	.44(18)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.45(18)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.46(18)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.47(18)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.48(18)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.49(18)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.50(18)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.51(18)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10	.52(18)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.53(18)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.54(18)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
12	.1(19)	Statement re Computation of Ratios
21	.1(19)	Subsidiaries of Registrant
23	.1(19)	Consent of PricewaterhouseCoopers LLP
23	.2(19)	Consent of KPMG LLP
23	.3(19)	Consent of Moss Adams LLP
31	.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2008 and 2007
99	.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2009

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Not used.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009, filed with the Commission on November 9, 2009.

(18)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(19)	Included in this Form 10-K.

(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2008 and 2007) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2009) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2008 filed with the Commission on May 11, 2009 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.