Form 10-K/A
period 2009-12-31
MEDICAL PROPERTIES TRUST INC
filed 2010-04-09
CIK 1287865

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

MEDICAL PROPERTIES TRUST, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of Medical Properties Trust, Inc. is filed for the sole purpose of adding the consolidated financial statements of Prime Healthcare Services, Inc. and Subsidiaries (“Prime”) as Exhibit 99.1 and of including consents from our independent registered public accounting firms and that of our significant lessee. At December 31, 2009, our properties leased to Prime were more than 20% of our assets. Since these properties are leased to Prime under long-term, triple-net leases that transfer substantially all operating costs to Prime, financial information about Prime may be relevant to investors. The audited financial statements of Prime for the years ended December 31, 2009 and 2008 are attached to this report as Exhibit 99.1. Refer to our 2008 Form 10-K/A filed on May 11, 2009 for the audited financial statements of Prime for the years ended December 31, 2008 and 2007. These financial statements were provided to us by Prime and Medical Properties Trust, Inc. did not participate in their preparation or review. Accordingly, Item 14 of Part IV has also been amended to reflect the filing of these exhibits.
Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any other Item of the originally filed annual report.

PART IV

Item 14. Exhibits and Financial Statement Schedules	3
SIGNATURES	7

INDEX TO EXHIBITS	7
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF KPMG LLP
EX-23.3 CONSENT OF MOSS ADAMS LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-99.1 CONSOLIDATED FINANCIAL STATEMENTS
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-99.1

Item 14. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
The financial statements and financial statement schedules were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 12, 2010.
(b)	Exhibits

Exhibit
Number	Exhibit Title
3.1(1)	Registrant’s Second Articles of Amendment and Restatement
3.2(2)	Registrant’s Second Amended and Restated Bylaws
3.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4.1(1)	Form of Common Stock Certificate
4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4.6(13)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10.2(6)	Amended and Restated 2004 Equity Incentive Plan
10.3(7)	Form of Stock Option Award
10.4(7)	Form of Restricted Stock Award
10.5(7)	Form of Deferred Stock Unit Award
10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9	Not used
10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10.13(8)	Credit Agreement dated October 27, 2005, among MPT Operating Partnership, L.P., as borrower, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and Lender, and Additional Lenders from Time to Time a Party thereto
10.14(1)	Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 20, 2004
10.15(1)	First Amendment to Third Amended and Restated Lease Agreement between 1300 Campbell Lane, LLC and 1300 Campbell Lane Operating Company, LLC, dated December 31, 2004
10.16(1)	Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 20, 2004
10.17(1)	First Amendment to Second Amended and Restated Lease Agreement between 92 Brick Road, LLC and 92 Brick Road, Operating Company, LLC, dated December 31, 2004
10.18(1)	Ground Lease Agreement between West Jersey Health System and West Jersey/Mediplex Rehabilitation Limited Partnership, dated July 15, 1993
10.19(1)	Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 20, 2004
10.20(1)	First Amendment to Third Amended and Restated Lease Agreement between San Joaquin Health Care Associates Limited Partnership and 7173 North Sharon Avenue Operating Company, LLC, dated December 31, 2004

Exhibit
Number	Exhibit Title
10.21(1)	Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 20, 2004
10.22(1)	First Amendment to Second Amended and Restated Lease Agreement between 8451 Pearl Street, LLC and 8451 Pearl Street Operating Company, LLC, dated December 31, 2004
10.23(1)	Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 20, 2004
10.24(1)	First Amendment to Second Amended and Restated Lease Agreement between 4499 Acushnet Avenue, LLC and 4499 Acushnet Avenue Operating Company, LLC, dated December 31, 2004
10.25(1)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., MPT of Sherman Oaks, LLC, Prime A Investments, L.L.C., Prime Healthcare Services II, LLC, Prime Healthcare Services, Inc., Desert Valley Medical Group, Inc. and Desert Valley Hospital, Inc., dated December 30, 2005
10.26(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10.27(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10.28(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10.29(10)	First Amendment to Term Loan Agreement
10.30(17)	Revolving Credit and Term Loan Agreement, dated November 30, 2007, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10.31(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10.32(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10.33(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10.34(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10.35(8)	Second Amended and Restated 2004 Equity Incentive Plan
10.36(14)	First Amendment to Revolving Credit and Term Loan Agreement dated March 13, 2008
10.37(14)	Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 13, 2008
10.38(14)	First Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of March 28, 2008
10.39(15)	Second Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 1, 2008
10.40(15)	Third Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of April 17, 2008
10.41(15)	Fourth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of May 14, 2008

Exhibit
Number	Exhibit Title
10.42(15)	Fifth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 18, 2008
10.43(15)	Sixth Amendment to Purchase and Sale Agreement among MPT Operating Partnership, L.P., HCP Inc., FAEC Holdings(BC), LLC, HCPI Trust, HCP Das Petersburg VA, LP, and Texas HCP Holdings, L.P. dated as of June 30, 2008
10.44(18)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10.45(18)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10.46(18)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10.47(18)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10.48(18)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10.49(18)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10.50(18)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10.51(18)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10.52(18)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10.53(18)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10.54(18)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
12.1(19)	Statement re Computation of Ratios
21.1(19)	Subsidiaries of Registrant
23.1(21)	Consent of PricewaterhouseCoopers LLP
23.2(21)	Consent of KPMG LLP
23.3(21)	Consent of Moss Adams LLP
31.1(21)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2(21)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32 (19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99.1(20) (21)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Not used.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009, filed with the Commission on November 9, 2009.

(18)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on form 10-K, filed with the Commission on February 12, 2010.

(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2009 and 2008) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. Refer to our 2008 Form 10-K/A filed on May 11, 2009 for the audited financial statements of Prime for the years ended December 31, 2008 and 2007. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

(21)	Included in this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 9, 2010
INDEX TO EXHIBITS

Exhibit
Number	Description
23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

23.3	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008