Form 10-Q
period 2010-03-31
MEDICAL PROPERTIES TRUST INC
filed 2010-05-07
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2010, the registrant had 111,214,982 shares of common stock, par value $0.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$984,076	$983,475
Mortgage loans	200,299	200,164

Gross investment in real estate assets	1,184,375	1,183,639
Accumulated depreciation and amortization	(67,182)	(60,302)

Net investment in real estate assets	1,117,193	1,123,337
Cash and cash equivalents	10,798	15,307
Interest and rent receivable	26,166	19,845
Straight-line rent receivable	29,456	27,539
Other loans	91,635	110,842
Assets of discontinued operations	1,185	1,185
Other assets	11,878	11,843

Total Assets	$1,288,311	$1,309,898

Liabilities and Equity
Liabilities
Debt, net	$565,222	$576,678
Accounts payable and accrued expenses	30,079	29,247
Deferred revenue	10,832	15,350
Lease deposits and other obligations to tenants	18,670	17,048

Total liabilities	624,803	638,323
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 79,882 shares at March 31, 2010, and 78,725 shares at December 31, 2009	80	79
Additional paid in capital	770,804	759,721
Distributions in excess of net income	(107,240)	(88,093)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	663,382	671,445
Non-controlling interests	126	130

Total equity	663,508	671,575

Total Liabilities and Equity	$1,288,311	$1,309,898

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands, except per share amounts)	2010	2009
Revenues
Rent billed	$23,925	$22,686
Straight-line rent	1,851	1,864
Interest and fee income	7,934	7,423

Total revenues	33,710	31,973
Expenses
Real estate depreciation and amortization	6,880	6,184
Property-related	1,066	915
Loan impairment charge	12,000	—
General and administrative	6,169	5,678

Total operating expenses	26,115	12,777

Operating income	7,595	19,196
Other income (expense)
Interest and other income (expense)	(15)	—
Interest expense	(9,458)	(9,463)

Net other expense	(9,473)	(9,463)

Income (loss) from continuing operations	(1,878)	9,733
Income (loss) from discontinued operations	(935)	984

Net income (loss)	(2,813)	10,717
Net income (loss) attributable to non-controlling interests	(9)	(7)

Net income (loss) attributable to MPT common stockholders	$(2,822)	$10,710

Earnings per common share — basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$(0.03)	$0.13
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.01

Net income (loss) attributable to MPT common stockholders	$(0.04)	$0.14

Weighted average shares outstanding	79,176	76,432

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income (loss)	$(2,813)	$10,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,038	6,343
Straight-line rent revenue	(1,851)	(1,864)
Share-based compensation	1,529	1,487
Increase (decrease) in accounts payable and accrued liabilities	618	1,336
Increase (decrease) in interest and rent receivable	(3,090)	2,413
Loan impairment charge	12,000	—
Amortization of deferred financing costs and debt discount	1,477	1,362
Other adjustments	(3,838)	(3,483)

Net cash provided by operating activities	11,070	18,311
Investing activities
Real estate acquired	—	(438)
Principal received on loans receivable	5,247	236
Investment in loans receivable	(2,348)	(5,081)
Construction in progress and other	(1,448)	(910)

Net cash used for investing activities	1,451	(6,193)
Financing activities
Revolving credit facilities, net	(12,000)	(68,000)
Payments of term debt	(285)	(305)
Distributions paid	(16,110)	(13,282)
Sale of common stock, net	9,555	67,890
Lease deposits and other obligations to tenants	2,179	683
Other financing activities	(369)	357

Net cash used for financing activities	(17,030)	(12,657)

Decrease in cash and cash equivalents for period	(4,509)	(539)
Cash and cash equivalents at beginning of period	15,307	11,748

Cash and cash equivalents at end of period	$10,798	$11,209

Interest paid	$3,862	$5,026
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$16,325	$16,043
Other non-cash financing activities	—	5
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
We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as a taxable REIT subsidiary (“TRS”). Our TRSs are subject to both federal and state income taxes.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
We evaluated all events or transactions that occurred after March 31, 2010, up through the date we issued these financial statements.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
3. Real Estate and Lending Activities
Leasing Operations
In March 2010, we re-leased our Covington facility, located in Covington, Louisiana. The lease has a fixed term of 15 years with an option, at the lessee’s discretion, to extend the term for three additional periods of five years each. Rent during 2010 is based on an annual rate of $1.4 million and commencing on January 1, 2011, increases annually by 2%. At the end of each term, the tenant has the right to purchase the facility at a price generally equivalent to the greater of our undepreciated cost and fair market value. Separately, we also obtained an interest in the operations of the tenant whereby we may receive additional consideration based on the profitability of such operations.

At March 31, 2010 we had $3.8 million of receivables related to the former operator of our Bucks County facility that were guaranteed by its parent company. We continue to pursue collection of these receivables, and although we believe these receivables are fully collectible and no reserve has been recorded, there is no assurance that we will receive all or any of the guaranteed amounts.
Since January 2007 we have advanced approximately $27 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement. In addition, we have accrued approximately $14.5 million for rent, interest and other charges. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired.
During the first quarter of 2010 we continued to evaluate alternative strategies for the recovery of our advances and accruals. As part of these evaluations, we elected to reopen negotiations with several large hospital systems that had previously expressed interest in acquiring or otherwise managing the hospital. We believe that the future cash flows of the current tenant or a transaction with one of these large hospital systems would, more likely than not, result in less than a full recovery of our loan advances, and accordingly, we have recorded a $12 million charge to recognize the estimated impairment of the working capital loan. In making this estimate, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.
We have not committed to the adoption of a plan to transition ownership or management of the hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan.
Effective April 1, 2010, we expect to recognize income on the Monroe loan on a cash basis.
For the three months ended March 31, 2010 and 2009, revenue from affiliates of Prime Healthcare Services, Inc. (“Prime”) (including rent and interest from mortgage and working capital loans) accounted for 38.5% and 37.8%, respectively, of total revenue. For the three months ended March 31, 2010 and 2009, revenue from Vibra Healthcare, LLC (“Vibra”) (including rent and interest from working capital loans) accounted for 13.0% and 14.2%, respectively, of total revenue.
4. Debt
The following is a summary of debt, net of discounts ($ amounts in thousands):

	As of March 31,		As of December 31,
	2010		2009
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$125,200	Variable	$137,200	Variable
Senior unsecured notes — fixed rate through July and October 2011, due July and October 2016	125,000	7.333% - 7.871%	125,000	7.333% - 7.871%
Exchangeable senior notes:
Principal amount	220,000	6.125% - 9.250%	220,000	6.125% - 9.250%
Unamortized discount	(7,435)		(8,265)

	212,565		211,735
Term loans	102,457	Various	102,743	Various

	$565,222		$576,678

As of March 31, 2010, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2010	$114,967	(A)
2011	211,090
2012	39,600
2013	82,000
2014	—
Thereafter	125,000

Total	$572,657

(A)	$84,000 of the revolving credit facilities due in November 2010 may be extended until 2011 provided that we give written notice to the Administrative Agent at least 60 days prior to the termination date and as long as no default has occurred. If we elect to extend, we will be required to pay an aggregate extension fee equal to 0.25% of the existing revolving commitments.
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
In addition to these restrictions, our revolving credit agreement and term loans contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, floating rate debt, facility leverage ratio, and borrowing base interest coverage ratio. These agreements also contain customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under these facilities, the entire outstanding balance may become immediately due and payable. At March 31, 2010, we were in compliance with all such financial and operating covenants.
5. Common Stock
During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.5 million.
In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of approximately 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were $67.9 million. Proceeds from this offering were used to repay borrowings outstanding under our revolving credit facilities.
On January 9, 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share, available for issuance from 100,000,000 to 150,000,000.
6. Stock Awards
Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,289,842 shares remain available for future stock awards as of March 31, 2010. We awarded 221,815 and 441,134 shares in the first quarter of 2010 and 2009, respectively, of time-based restricted stock to management, independent directors, and certain employees (2009 only). These awards vest quarterly based on service, over three years, in equal amounts. In addition, our management team was awarded 182,600 performance based awards in the first quarter of 2010. These awards vest ratably over a three year period based on the achievement of certain performance measures, with a carry-back and carryforward provision through December 31, 2014. Dividends on these awards are paid only upon achievement of the performance measures.
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
The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	March 31,		December 31,
	2010		2009
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and Rent Receivables	$26,166	$18,473	$19,845	$16,712
Loans	291,934	278,185	311,006	299,133
Debt	(565,222)	(533,456)	(576,678)	(547,242)
8. Discontinued Operations
In the fourth quarter of 2009, we sold the real estate of a general acute hospital in Encino, California to Prime for proceeds of approximately $15 million, resulting in a gain on the sale of $0.3 million.
In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex in Houston, Texas and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of $4.1 million. We have been defendants in litigation related to this facility as described in Note 10 — Contingencies, since we sold this facility, which resulted in a significant amount of legal expenses in the first quarter 2010 and 2009. In addition, we recognized $1.8 million of insurance recovery, which offset our legal expense in the 2009 first quarter. No such recovery was recognized in the first quarter 2010.
The following table presents the results of discontinued operations, which includes the revenue and expenses of the two previously-owned facilities noted above, for the three months ended March 31, 2010 and 2009 ($ amounts in thousands except per share amounts):

	For the Three Months
	Ended March 31,
	2010	2009
Revenues	$—	$400
Net income (loss)	(935)	984
Earnings per share — diluted	$(0.01)	$0.01

9. Earnings Per Share
Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(1,878)	$9,733
Non-controlling interests’ share in continuing operations	(9)	(9)
Participating securities’ share in earnings	(351)	(390)

Income (loss) from continuing operations, less participating securities’ share in earnings	(2,238)	9,334
Income (loss) from discontinued operations	(935)	984
Non-controlling interests’ share in discontinued operations	—	2

Income (loss) from discontinued operations attributable to MPT common stockholders	(935)	986

Net income (loss), less participating securities’ share in earnings	$(3,173)	$10,320

For the three months ended March 31, 2010 and 2009, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.
10. Contingencies
In November 2009, we reached an agreement to settle all of the claims asserted by Stealth, L.P. in previously disclosed litigation concerning the termination of leases of the Houston Town and Country Hospital and medical office building in October 2006, with the exception of a single contract claim for which Memorial Hermann Healthcare System had agreed to provide indemnification. Claims separately asserted against us by six of Stealth L.P.’s limited partners were not affected by the settlement.
Stealth, L.P. was seeking approximately $330 million for tort claims that we have now settled for a single payment of $1.7 million. In addition, we paid $1.0 million to settle certain contract claims asserted by Stealth, L.P. We continue to vigorously deny any liability related to this matter and vigorously deny that Stealth suffered any damages as a result of any conduct by us.
In January 2010, Memorial Hermann settled all claims asserted by Stealth including the single contract claim against us at no additional cost to us.
Also not affected by the settlement with Stealth were certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth has indemnified us for any judgment amount and certain defense costs that we may incur related to these claims. During the first quarter of 2010, these claims were tried in Harris County District Court in Houston, Texas, and the jury found against the plaintiffs on all claims.
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.
11. Subsequent Events
In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime for $75 million resulting in a gain of approximately $6 million. Separately, Prime also repaid $40 million in outstanding unrelated loans plus accrued interest. In addition, Prime paid us $12 million in additional rent and profits interest related to our Shasta property, and we terminated our agreements with Prime concerning the additional rent and profits interest, which could have paid us up to $20 million over the 10 year lease life. Approximately, $1.7 million of this $12 million in additional rent and profits interest has been recognized in income from lease inception through March 31, 2010, and we expect to recognize the other $10.3 million into income over the remainder of the lease life.
In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the Offering, after underwriting discount and commissions, were $279.1 million. We intend to use the net proceeds from the Offering to fund our concurrent cash tender offer for any and all of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount (or approximately $142 million) plus accrued and unpaid interest. We intend to use any remaining net proceeds from the Offering, together with borrowings under a proposed new credit facility for which we have begun to secure commitments from a syndicate of lenders, for general corporate purposes, which may include the repayment of other indebtedness and funding future acquisitions and investments. We expect the new credit facility will be comprised of a $150 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The syndication efforts for the proposed new credit facility are expected to continue through the second quarter of 2010. The new credit facility is subject to lender due diligence, definitive documentation and other customary closing conditions; thus, we cannot assure you that we will be able to successfully establish this new credit facility on the terms described above, or at all.
We expect our refinancing activities (which includes certain assumptions such as the completion of a tender offer for all of our 6.125% exchangeable senior notes) will result in a charge of approximately $7 million in the 2010 second quarter related to the write-off of previously deferred financing costs and the premium we expect to pay associated with our Tender Offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:
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
Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:
•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;
•	changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ profitability and our lease rates;
•	competition from other financing sources; and
•	the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES
Refer to our 2009 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, and accounting policy on consolidation. During the three months ended March 31, 2010, there were no material changes to these policies, except we have adopted the new accounting guidance on consolidation. The primary changes to the consolidation guidance are (1) requires a more qualitative versus quantitative approach in determining the primary beneficiary of a variable interest entity and (2) requires continuous reassessment as to whether we should consolidate a variable interest entity whereas the old guidance required reassessment only after certain reconsideration events occurred.
Overview
We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are used for acquisitions and working capital. Finally, from time to time, we acquire a profits interest in our tenants that gives us a limited right to share in the tenant’s positive cash flow.
At March 31, 2010, our portfolio consisted of 51 properties: 46 facilities (of the 48 facilities that we own) are leased to 14 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 21 general acute care hospitals, 13 long-term acute care hospitals, 6 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.
All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future. The following is our revenue by operating type (dollars in thousands):
Revenue by property type:

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,	% of	March 31,	% of
	2010	Total	2009	Total
General Acute Care Hospitals	$23,317	69.2%	$21,824	68.3%
Long-term Acute Care Hospitals	6,485	19.2%	6,577	20.6%
Rehabilitation Hospitals	2,807	8.3%	2,540	7.9%
Wellness Centers	675	2.0%	617	1.9%
Medical Office Buildings	426	1.3%	415	1.3%

Total revenue	$33,710	100.0%	$31,973	100.0%
At March 31, 2010, two of our facilities, River Oaks and Sharpstown (located in Houston, Texas) remained vacant due to tenant defaults in 2008. We have stopped accruing rent on both of these facilities. We are currently working to re-lease or sell these facilities, but given the current economy, no assurances can be made that we will be able to sell or re-lease them in the near future.
We have 31 employees as of May 1, 2010. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Results of Operations
Three months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net income (loss) for the three months ended March 31, 2010 was $(2.8) million, compared to $10.7 million for the three months ended March 31, 2009.
A comparison of revenues for the three month periods ended March 31, 2010 and 2009, is as follows, as adjusted in 2009 for discontinued operations ($ amounts in thousands):

					Year over
		% of		% of	Year
	2010	Total	2009	Total	Change
Base rents	$23,396	69.4%	$22,450	70.2%	4.2%
Straight-line rents	1,851	5.5%	1,864	5.8%	(0.7)%
Percentage rents	529	1.6%	236	0.8%	124.2%
Fee income	106	0.3%	127	0.4%	(16.5)%
Interest from loans	7,828	23.2%	7,296	22.8%	7.3%

Total revenue	$33,710	100.0%	$31,973	100.0%	5.4%

Base rents for the 2010 first quarter increased 4.2% versus the prior year as a result of the rental income from the previously vacant Bucks facility and additional rent generated from annual escalation provisions in our leases. Interest from loans is higher than the prior year due to additional investments along with annual escalations in interest rates as provided for in the loan agreements.
Real estate depreciation and amortization during the first quarter of 2010 was $6.9 million and included an additional $0.4 million in the quarter from an adjustment made to the useful lives of one of our properties. No such adjustment was made in the 2009 first quarter.
Property-related expenses in the first quarter of 2010 increased from $0.9 million in 2009 to $1.1 million in 2010. Virtually all of this increase is a result of bad debt expense recognized during the first quarter 2010 related to our leases of six wellness centers. No similar expense was recorded in the 2009 first quarter. Of the property-related expenses in the 2010 and 2009 first quarter, $0.6 million and $0.5 million, respectively, represented utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities.
In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility - See Note 3 to our Condensed Consolidated Financial Statements for further information. No such charge was recorded in 2009.
General and administrative expenses in the first quarter of 2010 increased compared to the same period in 2009 by $0.5 million, or 8.8%, from $5.7 million to $6.2 million, reflecting a slight increase in cash compensation in 2010 due to the addition of key employees.
Interest expense for the quarter ended March 31, 2010 was $9.5 million, which is consistent with the prior year.
In addition to the items noted above, net income (loss) for the first quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements - Discontinued Operations for further information.
LIQUIDITY AND CAPITAL RESOURCES
During the 2010 first quarter, operating cash flows, which primarily consists of rent and interest from mortgage and working capital loans, approximated $11.1 million, which, along with cash on-hand and proceeds from the sale of stock under our at-the-market equity offering program, were principally used to fund our dividend of $16.1 million and investing activities of $1.5 million.
During the 2009 first quarter, operating cash flows approximated $18.3 million, which were used to fund primarily all of our dividend of $13.3 million and investing activities of $6.2 million.

In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover overallotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $279.1 million. We have used the net proceeds from the Offering to pay off our $30 million term loan that was due this year and reduce our outstanding balance on our current revolver to $0. We intend to use the remaining net proceeds from the Offering to fund our concurrent cash tender offer (“Tender Offer”) for any and all of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount (or approximately $142 million) plus accrued and unpaid interest. The Tender Offer is scheduled to expire at midnight on May 7, 2010.
In addition, we are presently in the process of syndicating a new credit facility which will be comprised of a $150 million senior secured term loan facility and a $300 million senior secured revolving credit facility. We intend to use the remaining net proceeds from the Offering, together with borrowings under the new credit facility, for general corporate purposes, which will include the repayment of our current credit facility and funding future acquisitions and investments. The new credit facility is subject to lender due diligence, definitive documentation and other customary closing conditions. We expect to close on this new credit facility in the 2010 second quarter. However, we cannot assure you that we will be able to successfully establish this new credit facility on the terms described above, or at all. We expect our refinancing activities (which includes certain assumptions such as the completion of the Tender Offer) will result in a charge of approximately $7 million in the 2010 second quarter related to the write-off of previously deferred financing costs and the premium we expect to pay associated with our Tender Offer.
Finally, in April 2010, we sold the real estate of our Centinela Hospital to Prime for $75 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent and profits interest related to our Shasta property.
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
Short-term Liquidity Requirements: At May 7, 2010, our availability under our revolving credit facilities plus cash on-hand approximated $440 million. We have only nominal principal payments due and no significant maturities in 2010. In addition, we have only $10.1 million in firm commitments. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, and distributions in compliance with REIT requirements during 2010.
Long-term Liquidity Requirements: With the proceeds from the Offering and the new credit facility discussed above along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, distributions in compliance with REIT requirements and investment strategies. As of March 31, 2010, subject to completion of the new credit facility and Tender Offer, principal payments due for our debt (which exclude the effects of any discounts recorded) will be as follows:

2010	$997
2011	9,236
2012	39,600
2013	82,000
2014	—
Thereafter	275,000

Total	$406,833

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

The table below is a summary of our distributions declared during the two year period ended March 31, 2010:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
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
Our primary exposure to market risks relates to changes in interest rates, and equity prices. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be affected also by changes in “cap” rates, which is measured by the current annual base rent divided by the current market value of a facility.
Refer to our 2009 Annual Report on Form 10-K, as amended, for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include interest rate and share price sensitivity. During the three months ended March 31, 2010, there were no material changes to these analyses.

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
In November 2009, we reached an agreement to settle all of the claims asserted by Stealth, L.P. in previously disclosed litigation concerning the termination of leases of the Houston Town and Country Hospital and medical office building in October 2006, with the exception of a single contract claim for which Memorial Hermann Healthcare System had agreed to provide indemnification. Claims separately asserted against us by six of Stealth L.P.’s limited partners were not affected by the settlement.
In January 2010, Memorial Hermann settled all claims asserted by Stealth including the single contract claim against us at no additional cost to us.
Also not affected by the settlement with Stealth were certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth has indemnified us for any judgment amount and certain defense costs that we may incur related to these claims. During the first quarter of 2010, these claims were tried in Harris County District Court in Houston, Texas, and the jury found against the plaintiffs on all claims. In April 2010 the trial court judge entered a final take nothing order substantially ending our involvement in this matter.

Item 1.A.	Risk Factors.
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008.

(1)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2009, filed with the Commission on April 9, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
	By:	/s/ R. Steven Hamner
R. Steven Hamner
Date: May 7, 2010		Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008.

(1)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2009, filed with the Commission on April 9, 2010.