Form 10-Q
period 2010-06-30
MEDICAL PROPERTIES TRUST INC
filed 2010-08-06
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2010, the registrant had 111,270,847 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$983,171	$908,475
Mortgage loans	205,641	200,164
Real estate held for sale	—	69,646

Gross investment in real estate assets	1,188,812	1,178,285
Accumulated depreciation and amortization	(67,117)	(54,948)

Net investment in real estate assets	1,121,695	1,123,337
Cash and cash equivalents	121,637	15,307
Interest and rent receivable	27,844	19,845
Straight-line rent receivable	29,292	27,539
Other loans	51,704	110,842
Assets of discontinued operations	875	1,185
Other assets	29,238	11,843

Total Assets	$1,382,285	$1,309,898

Liabilities and Equity
Liabilities
Debt, net	$382,302	$576,678
Accounts payable and accrued expenses	38,053	29,247
Deferred revenue	21,366	15,350
Lease deposits and other obligations to tenants	17,750	17,048

Total liabilities	459,471	638,323
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 109,950 shares at June 30, 2010, and 78,725 shares at December 31, 2009	110	79
Additional paid in capital	1,049,358	759,721
Distributions in excess of net income	(123,343)	(88,093)
Accumulated other comprehensive loss	(3,160)	—
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	922,703	671,445

Non-controlling interests	111	130

Total equity	922,814	671,575

Total Liabilities and Equity	$1,382,285	$1,309,898

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues
Rent billed	$24,843	$21,424	$46,623	$42,297
Straight-line rent	(177)	748	1,674	2,612
Interest and fee income	6,541	7,168	14,475	14,591

Total revenues	31,207	29,340	62,772	59,500
Expenses
Real estate depreciation and amortization	5,905	6,031	12,169	11,597
Loan impairment charge	—	—	12,000	—
Property-related	1,111	1,176	1,841	2,039
General and administrative	9,464	5,799	15,633	11,478

Total operating expenses	16,480	13,006	41,643	25,114

Operating income	14,727	16,334	21,129	34,386
Other income (expense)
Interest income	29	54	13	54
Debt refinancing costs	(6,214)	—	(6,214)	—
Interest expense	(8,557)	(9,431)	(18,014)	(18,894)

Net other expense	(14,742)	(9,377)	(24,215)	(18,840)

Income (loss) from continuing operations	(15)	6,957	(3,086)	15,546
Income from discontinued operations	6,247	901	6,505	3,029

Net income	6,232	7,858	3,419	18,575
Net income attributable to non-controlling interests	(9)	(12)	(18)	(19)

Net income attributable to MPT common stockholders	$6,223	$7,846	$3,401	$18,556

Earnings per common share— basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$—	$0.08	$(0.04)	$0.19
Income from discontinued operations attributable to MPT common stockholders	0.06	0.01	0.07	0.04

Net income attributable to MPT common stockholders	$0.06	$0.09	$0.03	$0.23

Weighted average shares outstanding	103,498	78,616	91,337	77,524

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$3,419	$18,575

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,183	13,151
Straight-line rent revenue	(1,674)	(3,723)
Share-based compensation	3,884	2,896
Gain on sale of real estate	(6,162)	—
Straight-line rent write off/reserve	—	1,111
Loan impairment	12,000	—
Increase (decrease) in accounts payable and accrued liabilities	(569)	(1,401)
Amortization and write-off of deferred financing costs and debt discount	3,962	2,753
Premium paid on extinguishment of debt	3,490	—
Other adjustments	(4,583)	(4,196)

Net cash provided by operating activities	26,950	29,166
Investing activities
Real estate acquired	(73,851)	(499)
Principal received on loans receivable	45,882	3,025
Proceeds from sale of real estate	75,000	—
Investment in loans receivable	(8,393)	(5,681)
Construction in progress, equipment, and other	(14,588)	(1,204)

Net cash provided by (used in) investing activities	24,050	(4,359)
Financing activities
Revolving credit facilities, net	(137,200)	(68,800)
Additions to debt	148,500	—
Payments of debt	(204,096)	(606)
Distributions paid	(32,435)	(29,439)
Sale of common stock	288,470	67,848
Other financing activities	(7,909)	2,364

Net cash provided by (used in) by financing activities	55,330	(28,633)

Increase (decrease) in cash and cash equivalents for period	106,330	(3,826)
Cash and cash equivalents at beginning of period	15,307	11,748

Cash and cash equivalents at end of period	$121,637	$7,922

Interest paid	15,916	$17,095
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	22,326	16,050
Other non-cash financing activities	—	5
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.
We evaluated all events or transactions that occurred after June 30, 2010, up through the date we issued these financial statements.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

3. Real Estate and Lending Activities
Acquisitions
On June 17, 2010, we acquired three inpatient rehabilitation hospitals in Texas for an aggregate purchase price of $74 million. The properties acquired had existing leases in place, which we assumed, that have initial terms expiring in 2033, provide for initial cash returns of 9.7% and periodic escalation of up to 1.67% on an annualized basis. Each lease may, subject to conditions, be renewed by the operator for two additional ten-year terms.
As part of this acquisition, we purchased the following assets: ($ amounts in thousands)

Land	$6,264
Building	61,893
Intangible lease assets — subject to amortization (weighted average useful life of 23.1 years)	5,694

Total	$73,851

These three acquired hospitals contributed $0.3 million of revenue for the three and six months ended June 30, 2010. In addition, we incurred approximately $0.6 million of acquisition – related costs during the same period.
Disposals
In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime Healthcare Services, Inc. (“Prime”), for $75 million resulting in a gain of approximately $6 million. Due to this sale, operating results of our Inglewood facility have been included in discontinued operations for the current period and all prior periods.
Leasing Operations
In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Shasta property, and we terminated our agreements with Prime concerning the additional rent, which could have paid us up to $20 million over the 10 year lease life. Of this $12 million in additional rent, $2 million has been recognized in income from lease inception through June 30, 2010, and we expect to recognize the other $10 million into income over the remainder of the lease life.
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
In March 2010, we re-leased our Covington facility. The lease has a fixed term of 15 years with an option, at the lessee’s discretion, to extend the term for three additional periods of five years each. Rent during 2010 is based on an annual rate of $1.4 million and, commencing on January 1, 2011, increases annually by 2%. At the end of each term, the tenant has the right to purchase the facility at a price generally equivalent to the greater of our undepreciated cost and fair market value. Separately, we also obtained an interest in the operations of the tenant whereby we may receive additional consideration based on the profitability of such operations.
At June 30, 2010, we had $3.8 million of receivables related to the former operator of our Bucks County facility that were guaranteed by its parent company. We continue to pursue collection of these receivables, and have instituted legal proceedings against the operator and others. There is no assurance that we will receive all or any of the guaranteed amounts.
Since January 2007, we have advanced approximately $28 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including additional advances of $0.7 million in April 2010. In addition, we have accrued $15.6 million for rent, interest and other charges including $1.0 million of rent in the 2010 second quarter. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired.
During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals. As part of these evaluations (which are still ongoing), we elected to reopen negotiations with several large hospital systems that had previously expressed interest in acquiring or otherwise managing the Monroe Hospital. We believe that the future cash flows of the current tenant or a transaction with one of these large hospital systems would, more likely than not, result in less than a full recovery of our loan advances, and, accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. In making this estimate, we considered our first priority secured interest in approximately (i) approximately $5 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral. No additional impairment was needed in the 2010 second quarter.

We have not committed to the adoption of a plan to transition ownership or management of the hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We currently are recognizing income on the Monroe loan on a cash basis.
For the three months ended June 30, 2010 and 2009, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 33.8% and 35.3%, respectively, of total revenue. For the three months ended June 30, 2010 and 2009, revenue from Vibra Healthcare, LLC (“Vibra”) (including rent and interest from working capital loans) accounted for 14.2% and 15.3%, respectively, of total revenue.
For the six months ended June 30, 2010 and 2009, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 34.6% and 34.8%, respectively, of total revenue. For the six months ended June 30, 2010 and 2009, revenue from Vibra (including rent and interest from working capital loans) accounted for 14.0% and 15.1%, respectively, of total revenue.
Loans
In April 2010, Prime repaid $40 million in other loans plus accrued interest.
4. Debt
The following is a summary of debt, net of discounts ($ amounts in thousands):

	As of June 30,		As of December 31,
	2010		2009
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$—	Variable	$137,200	Variable

Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333% — 7.871%	125,000	7.333% — 7.871%
Exchangeable senior notes
Principal amount	103,675	6.125% — 9.250%	220,000	6.125% — 9.250%
Unamortized discount	(3,469)		(8,265)

	100,206		211,735
Term loans
Principal amount	158,568	Various	102,743	Various
Unamortized discount	(1,472)		—

	157,096		102,743

	$382,302		$576,678

As of June 30, 2010, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2010	$883
2011	31,611
2012	1,500
2013	83,500
2014	1,500
Thereafter	268,249

Total	$387,243

In April 2010, we completed a public offering of common stock (the “Offering”) resulting in net proceeds, after underwriting discount and commissions, of $279.1 million. See Note 5 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information. We used the net proceeds from the Offering to fund a cash tender offer (“Tender Offer”) for 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued interest and unpaid interest (or $123.2 million). In addition, we paid off a $30 million term loan that was set to mature in November 2010.
In addition, in May 2010, we closed on a new $450 million secured credit facility with a syndicate of banks, and the proceeds of such new credit facility and Offering were used to repay in full all outstanding obligations under the old $220 million credit facility.
These refinancing activities resulted in a charge of approximately $6.2 million in the 2010 second quarter related to the write-off of previously deferred financing costs and the premium we paid associated with our Tender Offer.
The new credit facility includes a $150 million term loan facility (“2010 Term Loan”) and a $300 million revolving loan facility (“2010 Revolving Facility”). We may increase the 2010 Revolving Facility up to $375 million via an accordion feature through November 2011, and in July 2010, we received a $30 million binding commitment from an additional bank participant, increasing our total availability to $330 million.

The 2010 Term Loan has a 6-year term that matures May 17, 2016 and has an interest rate option of (1) LIBOR plus a spread of 3.5% or (2) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread of 2.50%. This 2010 Term Loan is subject to a LIBOR floor of 1.5%.
The 2010 Revolving Facility has a 3-year term that matures on May 17, 2013 and has an interest rate option of (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 2.00% but that is adjustable from 2.00% to 2.75% based on current total leverage, or (2) LIBOR plus a spread initially set at 3.00% but that is adjustable from 3.00% to 3.75% based on current total leverage. In addition, we are required to pay a quarterly commitment fee on the undrawn portion of the 2010 Revolving Facility, ranging from 0.375% to 0.500% per year.
During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At June 30, 2010, the fair value of the interest rate swaps is $3.2 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.
We account for these swaps as cash flow hedges and expect any change in the fair value of these swaps to be recorded in accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures. We did not have any hedge ineffectiveness in the periods, therefore, there was no income statement effect recorded during the three or six month periods ending June 30, 2010.
Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, these agreements limit the amount of dividends we can pay to 90% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012 and thereafter. Prior to March 31, 2012, a similar dividend restriction exists but at a higher percentage for transitional purposes. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral, except a portion may be reinvested subject to certain limitations, as defined in the credit facility agreement.
In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2010, we were in compliance with all such financial and operating covenants.
5. Common Stock
In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the Offering, after underwriting discount and commissions, were $279.1 million. We used the net proceeds from the Offering to fund the Tender Offer as discussed in Note 4 with any remaining proceeds to be used for general corporate purposes including funding the acquisition in June 2010.
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
6. Stock Awards
Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,233,977 shares remain available for future stock awards as of June 30, 2010. We awarded 277,680 and 441,134 shares in the six months ended June 30, 2010 and 2009, respectively, of time-based restricted stock to management, independent directors, and employees. These awards vest quarterly based on service, over three years, in equal amounts. In addition, our management team was awarded 182,600 performance-based awards in the first quarter of 2010. These awards vest ratably over a three year period based on the achievement of certain performance measures, with a carry-back and carryforward provision through December 31, 2014. Dividends on these awards are paid only upon achievement of the performance measures.

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
The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	June 30,		December 31,
	2010		2009
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and Rent Receivables	$27,844	$19,945	$19,845	$16,712
Loans	257,345	244,080	311,006	299,133
Debt, net	(382,302)	(356,512)	(576,678)	(547,242)
8. Discontinued Operations
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
In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex in Houston, Texas and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of $4.1 million. We were defendants in litigation related to this facility as described in Note 10 — Contingencies, since we sold this facility, which resulted in a significant amount of legal expenses in the first half of 2010 and 2009. In the second quarter 2010, we settled the indemnification claim with Stealth, L.P. (“Stealth”) resulting in $875,000 of proceeds of which we recorded as a reduction of legal expenses in 2010.
The following table presents the results of discontinued operations, which includes the revenue and expenses of the three previously-owned facilities noted above, for the three and six months ended June 30, 2010 and 2009 ($ amounts in thousands except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$563	$2,161	$2,371	$4,321
Gain on sale	6,162	—	6,178	—
Net income	6,247	901	6,505	3,029
Earnings per common share — diluted	$0.06	$0.01	$0.07	$0.04
9. Earnings Per Share
Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months
	Ended June 30,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(15)	$6,957
Non-controlling interests’ share in continuing operations	(9)	(9)
Participating securities’ share in earnings	(328)	(380)

Income (loss) from continuing operations, less participating securities’ share in earnings	(352)	6,568

Income from discontinued operations	6,247	901
Non-controlling interests’ share in discontinued operations	—	(3)

Income from discontinued operations attributable to MPT common stockholders	6,247	898

Net income, less participating securities’ share in earnings	$5,895	$7,466

	For the Six Months
	Ended June 30,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(3,086)	$15,546
Non-controlling interests’ share in continuing operations	(18)	(18)
Participating securities’ share in earnings	(679)	(770)

Income (loss) from continuing operations, less participating securities’ share in earnings	(3,783)	14,758

Income from discontinued operations	6,505	3,029
Non-controlling interests’ share in discontinued operations	—	(1)

Income from discontinued operations attributable to MPT common stockholders	6,505	3,028

Net income, less participating securities’ share in earnings	$2,722	$17,786

For the three and six months ended June 30, 2010 and 2009, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.
10. Contingencies
In November 2009, we reached an agreement to settle all of the claims asserted by Stealth in previously disclosed litigation concerning the termination of leases of the Houston Town and Country Hospital and medical office building in October 2006, with the exception of a single contract claim for which Memorial Hermann Healthcare System had agreed to provide indemnification. Claims separately asserted against us by six of Stealth’s limited partners were not affected by the settlement.
In January 2010, Memorial Hermann settled all claims asserted by Stealth including the single contract claim against us at no additional cost to us.
Also not affected by the settlement with Stealth were certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth indemnified us for any judgment amount and certain defense costs that we incur related to these claims. During the first quarter of 2010, these claims were tried in Harris County District Court in Houston, Texas, and the jury found against the plaintiffs on all claims. In the second quarter 2010, we settled the indemnification claim with Stealth resulting in $875,000 of proceeds to cover these defense costs, which we recorded as a reduction of legal expenses in June 2010.
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.
11. Comprehensive Income
The following table provides a summary of comprehensive income for the applicable periods (in thousands):

	For the Three Months
	Ended June 30,
	2010	2009
Net income	$6,232	$7,858
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	(3,160)	—

Total comprehensive income	3,072	7,858
Comprehensive income attributable to non-controlling interests	(9)	(12)

Comprehensive income attributable to MPT common stockholders	$3,063	$7,846

	For the Six Months
	Ended June 30,
	2010	2009
Net income	$3,419	$18,575
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	(3,160)	—

Total comprehensive income	259	18,575
Comprehensive income attributable to non-controlling interests	(18)	(19)

Comprehensive income attributable to MPT common stockholders	$241	$18,556

12. Income Taxes
With the early prepayment of working capital loans by Prime and the impairment of the Monroe loan as more fully described in Note 3 to our condensed consolidated financial statements in Item 1 to this Form 10-Q, we do not believe, at this time, that our taxable REIT subsidiary will generate enough taxable income to use the federal and state net operating losses within the carryforward period specified by law. Therefore, in the 2010 second quarter, we have fully reserved for the $1.5 million deferred tax asset, of which $1.2 million relates to discontinued operations. We will continue to monitor this valuation allowance and if circumstances change (such as new loans or other transactions), we will adjust this valuation allowance accordingly.
13. Executive Severance
On June 11, 2010, we announced the resignation of our general counsel effective June 15, 2010. Pursuant to the terms of his separation agreement, we accelerated the vesting of certain previously awarded shares of restricted stock resulting in additional stock compensation expense of $0.9 million. In addition, we agreed to pay him a one time cash payment of $1.9 million on December 16, 2010. This total severance of $2.8 million is included in general and administrative expense for the three and six month periods ended June 30, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2009.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:
•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare regulatory requirements; and

•	the impact of the recent credit crisis and global economic slowdown, which has had and may continue to have a negative effect on the following, among other things:
•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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
CRITICAL ACCOUNTING POLICIES
Refer to our 2009 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, and accounting policy on consolidation. During the three and six months ended June 30, 2010, there were no material changes to these policies, except we have adopted the new accounting guidance on consolidation. The primary changes to the consolidation guidance are that it (1) requires a more qualitative versus quantitative approach in determining the primary beneficiary of a variable interest entity and (2) requires continuous reassessment as to whether we should consolidate a variable interest entity whereas the old guidance required reassessment only after the occurrence of certain reconsideration events.
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
At June 30, 2010, our portfolio consisted of 53 properties: 48 facilities (of the 50 facilities that we own) are leased to 15 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 20 general acute care hospitals, 13 long-term acute care hospitals, 9 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.
All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future. The following is our revenue by operating type (dollars in thousands):

Revenue by property type:

	For the Three		For the Three
	Months Ended		Months Ended
	June 30,	% of	June 30,	% of
	2010	Total	2009	Total
General Acute Care Hospitals	$21,024	67.3%	$19,908	67.8%
Long-term Acute Care Hospitals	6,643	21.3%	5,505	18.8%
Rehabilitation Hospitals	2,776	8.9%	2,539	8.6%
Medical Office Buildings	426	1.4%	810	2.8%
Wellness Centers	338	1.1%	578	2.0%

Total revenue	$31,207	100.0%	$29,340	100.0%

	For the Six		For the Six
	Months Ended		Months Ended
	June 30,	% of	June 30,	% of
	2010	Total	2009	Total
General Acute Care Hospitals	$42,533	67.8%	$39,971	67.2%
Long-term Acute Care Hospitals	13,128	20.9%	12,082	20.3%
Rehabilitation Hospitals	5,583	8.9%	5,079	8.5%
Medical Office Buildings	853	1.3%	1,226	2.1%
Wellness Centers	675	1.1%	1,142	1.9%

Total revenue	$62,772	100.0%	$59,500	100.0%

At June 30, 2010, two of our facilities, River Oaks and Sharpstown (located in Houston, Texas), remained vacant due to tenant defaults in 2008. We have stopped accruing rent on both of these facilities. We are currently working to re-lease or sell these facilities, but no assurances can be made that we will be able to sell or re-lease them in the near future.
We have 29 employees as of August 1, 2010. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
Results of Operations
Three months Ended June 30, 2010 Compared to June 30, 2009
Net income for the three months ended June 30, 2010 was $6.2 million, compared to $7.8 million for the three months ended June 30, 2009.
A comparison of revenues for the three month period ended June 30, 2010 and 2009, is as follows, as adjusted in 2009 for discontinued operations ($ amounts in thousands):

					Year over
		% of		% of	Year
	2010	Total	2009	Total	Change
Base rents	$23,758	76.1%	$20,830	71.0%	14.1%
Straight-line rents	(177)	-0.5%	748	2.5%	-124%
Percentage rents	1,085	3.5%	594	2.0%	82.7%
Fee income	132	0.4%	48	0.2%	175%
Interest from loans	6,409	20.5%	7,120	24.3%	-10.0%

Total revenue	$31,207	100.0%	$29,340	100.0%	6.4%

Base rents for the 2010 second quarter increased 14.1% versus the prior year as a result of the rental income from the previously vacant Bucks facility, additional rent generated from annual escalation provisions in our leases and incremental revenue from the properties acquired in June 2010. In addition, $1.7 million of straight-line rent was reclassified as base rent in the 2010 second quarter upon the payment of $12 million by Prime pursuant to the additional rent provisions of the lease related to our Shasta property — See Note 3 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information. In the 2009 second quarter, we wrote off or reserved $1.1 million of straight-line rent receivables associated with the termination of two leases in Louisiana.
Interest from loans is lower than the prior year due to the repayment of $40 million in loans from Prime in the second quarter 2010.
Real estate depreciation and amortization during the second quarter of 2010 was $5.9 million, which is consistent with the second quarter of the prior year.
Property-related expenses in the second quarter of 2010 decreased from $1.2 million to $1.1 million. Of the property-related expenses in the second quarters of 2010 and 2009, $1.0 million and $1.0 million, respectively, represented utility costs, repair and maintenance expense, legal, insurance and property taxes associated with vacant properties.
General and administrative expenses in the second quarter of 2010 increased compared to the same period in 2009 by $3.7 million, or 63.2%, from $5.8 million to $9.5 million. The majority of this increase relates to executive severance of $2.8 million recorded during the second quarter of 2010 as a result of the resignation of an executive officer. In addition, we incurred $0.6 million in legal and other closing costs related to the consummated acquisition in June 2010.

Interest expense for the quarters ended June 30, 2010 and 2009 totaled $8.6 million and $9.4 million, respectively. This decrease is primarily due to lower debt balances in 2010 as a result of the debt refinancing during the second quarter of 2010. Associated with the debt refinancing, we recorded a charge of $6.2 million related to the write-off of previously deferred financing costs and the premium we paid associated with our Tender Offer.
In addition to the items noted above, net income for the quarters ended June 30, 2010 and 2009, was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
Six Months Ended June 30, 2010 Compared to June 30, 2009
Net income for the six months ended June 30, 2010, was $3.4 million compared to net income of $18.6 million for the six months ended June 30, 2009.
A comparison of revenues for the six month periods ended June 30, 2010 and 2009, is as follows:

					Year over
		% of		% of	Year
	2010	Total	2009	Total	Change
Base rents	$45,009	71.7%	$41,467	69.7%	8.5%
Straight-line rents	1,674	2.6%	2,612	4.4%	-35.9%
Percentage rents	1,614	2.6%	830	1.4%	94.5%
Fee income	237	0.4%	176	0.3%	34.7%
Interest from loans	14,238	22.7%	14,415	24.2%	-1.2%

Total revenue	$62,772	100.0%	$59,500	100.0%	5.5%

Base rents for the 2010 first and second quarters increased 8.5% versus the prior year as a result of the rental income from the previously vacant Bucks facility, additional rent generated from annual escalation provisions in our leases, and to a lesser extent, incremental revenue from the properties acquired in June 2010. Interest from loans is lower than the prior year due to the repayment of $40 million in loans from Prime in the second quarter 2010.
Straight line rent for the 2010 first and second quarters decreased 35.9% versus the prior year due to approximately $1.7 million of unbilled rent being reclassed to billed rent in the second quarter of 2010, partially offset by the $1.1 million write-off/reserve of straight-line rent receivables associated with the termination of two leases in 2009.
Real estate depreciation and amortization during the first half of 2010 was $12.2 million, compared to $11.6 million during the same period of 2009, a 4.9% increase. All of this increase is related to an adjustment made to the useful lives of one of our properties in the 2010 first quarter. No such adjustment was made in 2009.
Property-related expenses during the first six months decreased from $2.0 million in 2009 to $1.8 million in 2010. Of the property-related expenses in the 2010 and 2009 first half, $1.6 million and $1.8 million, respectively, represented utility costs, repair and maintenance expense, legal, and property taxes associated with vacant or previously vacant properties.
In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility. No such charge was recorded in 2009.
General and administrative expenses in the first two quarters of 2010 and 2009 totaled $15.6 million and $11.5 million, respectively, an increase of 36.2%. In the second quarter of 2010, compensation expense was higher due to executive severance of $2.8 million. In addition, we incurred $0.6 million in legal and other closing costs related to the consummated acquisition in June 2010.
Interest expense for the first half of 2010 and 2009 totaled $18.0 million and $18.9 million, respectively. This decrease is primarily due to lower debt balances in 2010 as a result of the debt refinancing during the second quarter. In regards to the debt refinancing, we recorded a charge of $6.2 million related to the write-off of previously deferred financing costs and the premium we paid associated with our Tender Offer.
In addition to the items noted above, net income for the six month periods was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2010, operating cash flows, which primarily consist of rent and interest from mortgage and working capital loans, were $27.0 million, which, along with cash on-hand, proceeds from the sale of stock and our Centinela property and the early loan prepayments by Prime, were principally used to fund our dividends of $32.4 million, real estate acquisitions of $74 million and our debt refinancing activities.
During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.5 million.
In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $279.1 million. We have used the net proceeds from the Offering to pay off our $30 million term loan that was due this year and to fund our Tender Offer for 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $123.2 million).

In May 2010, we entered into a new $450 million secured credit facility with a syndicate of banks, and the proceeds of which along with the Offering proceeds were used to repay in full all outstanding obligations under the old $220 million credit facility. The new facility includes a $300 million three-year term revolving facility and $150 million six-year term loan. We may increase the revolving facility up to $375 million through an accordion feature through November 2011, and in July 2010, we received a $30 million binding commitment from an additional bank participant, increasing our total availability to $330 million.
During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date, at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date at a rate of 5.675%. We are currently paying a weighted average rate of 7.70% on those notes, so we expect to save $2.5 million annually on interest expense once the swaps become effective in July and October 2011.
Finally, in April 2010, we sold the real estate of our Centinela Hospital to Prime for $75 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent related to our Shasta property.
During the six months ended June 30, 2009, operating cash flows were $29.2 million, which, along with borrowings from our revolving credit facility, were used to fund our dividends of $29.4 million and investing activities of $4.4 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over-allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were $67.9 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.
     Short-term Liquidity Requirements: At August 1, 2010, our availability under our revolving credit facilities plus cash on-hand approximated $447.1 million. We have only nominal principal payments due and no significant maturities in 2010. In addition, currently we have only $11.5 million in firm commitments for acquisitions or other capital expenditures. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, distributions in compliance with REIT requirements, and to fund our current investment strategies for the next 12 months.
     Long-term Liquidity Requirements: With current availability, as discussed above, along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, and distributions in compliance with REIT requirements and investment strategies for the foreseeable future.
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
The table below is a summary of our distributions declared during the two-year period ended June 30, 2010:

			Distribution per
Declaration Date	Record Date	Date of Distribution	Share
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. See Note 4 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for any restrictions placed on dividends by our new credit facility.
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
     Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. To manage these risks, we may use various instruments such as the interest rate swaps we entered into in June 2010 or the capped call transaction we entered into in 2009. The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates and equity prices as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in market conditions.
Interest Rate Sensitivity
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2010, our outstanding debt totaled $382.3 million, which consisted of fixed-rate debt of $233.8 million and variable rate debt of $148.5 million.
     If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps, would decrease by $12.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.5 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.5 million per year. This assumes that the average amount outstanding under our variable rate debt for a year approximates $150 million, the balance at June 30, 2010.
Share Price Sensitivity
     During the second quarter 2010, we funded a cash tender offer (“Tender Offer”) for 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued interest and unpaid interest (or approximately $123.2 million). At June 30, 2010, only $21.7 million of these notes remain outstanding.
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
     At the time we issued the 2006 exchangeable notes, we also entered into a capped call, or call spread, transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. Based on the remainder of the notes still outstanding at June 30, 2010 and if our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 0.2 million shares. At $25 per share, we would be required to issue an additional 0.4 million shares.
     Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of June 30, 2010. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Assuming a price of $20 per share, we would be required to issue an additional 2.5 million shares. At $25 per share, we would be required to issue an additional 3.4 million shares.

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
The settlement with Stealth did not affect certain contract and tort claims asserted by six of Stealth’s limited partners. As part of the settlement in November, however, Stealth indemnified us for any judgment amount and certain defense-related costs that we incurred. During the first quarter of 2010, these claims were tried in Harris County District Court in Houston, Texas, and the jury found against the plaintiffs on all claims. In the second quarter 2010, we settled the indemnification claim with Stealth resulting in $875,000 of proceeds to cover these defense costs, which we recorded as a reduction of legal expenses in June 2010.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.
(c) None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
(a) None.
(b) None.

Item 6. Exhibits.
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1.1	Revolving Credit and Term Loan Agreement, dated as of May 17, 2010, among Medical Properties Trust, Inc, MPT Operating Partnership, L.P., KeyBank National Association and Royal Bank of Canada as syndication agents, and JPMorgan Chase, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc., filed on May 20, 2010.)

10.1.2	Separation Agreement, dated June 11, 2010, between Medical Properties Trust, Inc. and Michael G. Stewart (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc., filed on June 11, 2010.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2010. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2010) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: August 6, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1.1	Revolving Credit and Term Loan Agreement, dated as of May 17, 2010, among Medical Properties Trust, Inc, MPT Operating Partnership, L.P., KeyBank National Association and Royal Bank of Canada as syndication agents, and JPMorgan Chase, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc., filed on May 20, 2010.)

10.1.2	Separation Agreement, dated June 11, 2010, between Medical Properties Trust, Inc. and Michael G. Stewart (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc., filed on June 11, 2010.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2010. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2010) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.