Form 10-Q
period 2010-09-30
MEDICAL PROPERTIES TRUST INC
filed 2010-11-05
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-32559
MEDICAL PROPERTIES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-0191742 (I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL (Address of principal executive offices)	35242 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 969-3755
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, the registrant had 111,268,445 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$981,730	$906,340
Mortgage loans	206,774	200,164
Real estate held for sale	1,990	71,668

Gross investment in real estate assets	1,190,494	1,178,172
Accumulated depreciation and amortization	(71,830)	(54,834)

Net investment in real estate assets	1,118,664	1,123,338
Cash and cash equivalents	106,481	15,307
Interest and rent receivable	28,656	19,845
Straight-line rent receivable	28,233	27,539
Other loans	51,154	110,842
Other assets	28,821	13,027

Total Assets	$1,362,009	$1,309,898

Liabilities and Equity
Liabilities
Debt, net	$370,013	$576,678
Accounts payable and accrued expenses	45,366	29,247
Deferred revenue	21,266	15,350
Lease deposits and other obligations to tenants	18,724	17,048

Total liabilities	455,369	638,323
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,011 shares at September 30, 2010, and 78,725 shares at December 31, 2009	110	79
Additional paid in capital	1,050,429	759,721
Distributions in excess of net income	(136,750)	(88,093)
Accumulated other comprehensive loss	(7,005)	—
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	906,522	671,445

Non-controlling interests	118	130

Total equity	906,640	671,575

Total Liabilities and Equity	$1,362,009	$1,309,898

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues
Rent billed	$24,004	$20,882	$70,627	$63,180
Straight-line rent	(1,084)	3,244	590	5,856
Interest and fee income	6,296	7,213	20,771	21,804

Total revenues	29,216	31,339	91,988	90,840
Expenses
Real estate depreciation and amortization	6,336	5,775	18,482	17,349
Loan impairment charge	—	—	12,000	—
Property-related	600	1,213	2,057	2,867
General and administrative	6,213	4,860	21,846	16,337

Total operating expenses	13,149	11,848	54,385	36,553

Operating income	16,067	19,491	37,603	54,287
Other income (expense)
Interest and other income (expense)	1,475	(6)	1,488	48
Debt refinancing costs	(342)	—	(6,556)	—
Interest expense	(8,092)	(9,390)	(26,106)	(28,284)

Net other expense	(6,959)	(9,396)	(31,174)	(28,236)

Income from continuing operations	9,108	10,095	6,429	26,051
Income (loss) from discontinued operations	(144)	289	5,954	2,909

Net income	8,964	10,384	12,383	28,960
Net income attributable to non-controlling interests	(45)	(10)	(63)	(30)

Net income attributable to MPT common stockholders	$8,919	$10,374	$12,320	$28,930

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$0.08	$0.12	$0.06	$0.32
Income from discontinued operations attributable to MPT common stockholders	—	0.01	0.06	0.04

Net income attributable to MPT common stockholders	$0.08	$0.13	$0.12	$0.36

Weighted average shares outstanding:
Basic:	110,046	78,665	97,573	77,904

Diluted:	110,046	78,665	97,575	77,904

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60
See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities
Net income	$12,383	$28,960
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,634	19,726
Straight-line rent revenue	(3,282)	(6,935)
Share-based compensation	5,250	4,282
Gain on sale of real estate/property swap transaction	(7,693)	—
Straight-line rent write off/reserve	2,695	1,079
Loan impairment	12,000	—
Increase (decrease) in accounts payable and accrued liabilities	2,899	5,560
Amortization and write-off of deferred financing costs and debt discount	4,961	4,225
Premium paid on extinguishment of debt	3,834	—
Other adjustments	(5,188)	(6,454)

Net cash provided by operating activities	47,493	50,443
Investing activities
Real estate acquired	(73,851)	(423)
Principal received on loans receivable	46,532	3,273
Proceeds from sale of real estate	75,000	—
Investment in loans receivable	(9,626)	(6,317)
Construction in progress and other	(15,578)	(4,434)

Net cash provided (used) for investing activities	22,477	(7,901)
Financing activities
Revolving credit facilities, net	(137,200)	(65,800)
Additions to debt	148,500	—
Payments of debt	(216,325)	(907)
Distributions paid	(54,761)	(45,602)
Sale of common stock	288,470	67,843
Other financing activities	(7,480)	3,270

Net cash (used) provided by financing activities	21,204	(41,196)

Increase in cash and cash equivalents for period	91,174	1,346
Cash and cash equivalents at beginning of period	15,307	11,748

Cash and cash equivalents at end of period	$106,481	$13,094

Interest paid	$20,846	$21,068
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	22,326	16,105
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.
Recent accounting pronouncements: In June 2010, Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. The Company is currently evaluating the required disclosures.
We evaluated all events or transactions that occurred after September 30, 2010 up through the date we issued these financial statements.
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

These three acquired hospitals contributed $1.9 million and $2.2 million of revenue, respectively, for the three and nine months ended September 30, 2010. In addition, we incurred $0.7 million of acquisition related costs.
Disposals
In October 2010, we sold the real estate of our Sharpstown facility in Houston, Texas to a third party for net proceeds of $2.7 million resulting in a gain of $0.7 million. At September 30, 2010, this facility was classified as held for sale and the related operating results have been included in discontinued operations for the current period and all prior periods.
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
Leasing Operations
In September 2010, we exchanged properties with one of our tenants. In exchange for our acute care facility in Cleveland, Texas, we received a similar acute care facility in Hillsboro, Texas. The lease that was in place on our Cleveland facility was carried over to the new facility with no change in lease term or lease rate. This exchange was accounted for at fair value, resulting in a gain of $1.3 million (net of $0.2 million from the write-off of straight-line rent receivables).
In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Shasta property, and we terminated our agreements with Prime concerning the additional rent, which could have paid us up to $20 million over the 10 year lease life. Of this $12 million in additional rent, $2.3 million has been recognized in income from lease inception through September 30, 2010, and we expect to recognize the other $9.7 million into income over the remainder of the lease life.
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
At September 30, 2010, we had $3.8 million of receivables related to the former operator of our Bucks County facility that were guaranteed by its parent company. We continue to pursue collection of these receivables including ongoing legal action against the operator and others. There is no assurance that we will receive all or any of the guaranteed amounts.
Since January 2007, we have advanced approximately $28 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including additional advances of $1.0 million in 2010. In addition, we have accrued $14.2 million for rent, interest and other charges including $1.0 million of rent in the 2010 third quarter. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired.
During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it is reasonably likely that the existing tenant will be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of

$2.5 million. In making this determination, we considered our first priority secured interest in approximately (i) $4 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.
We continue to evaluate possible operating strategies for the hospital. We have entered into a forbearance agreement with the operator whereby we have generally agreed, under certain conditions, not to fully exercise our rights and remedies under the lease and loan agreements during limited periods. We have not committed to the adoption of a plan to transition ownership or management of the hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We currently are recognizing income on the Monroe loan on a cash basis.
For the three months ended September 30, 2010 and 2009, revenue from affiliates of Prime (including rent and interest from mortgage and working capital (2009 only) loans) accounted for 35.1% and 36.6%, respectively, of total revenue. For the three months ended September 30, 2010 and 2009, revenue from Vibra (including rent and interest from working capital loans) accounted for 15.1% and 14.2%, respectively, of total revenue.
For the nine months ended September 30, 2010 and 2009, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 34.8% and 35.4%, respectively, of total revenue. For the nine months ended September 30, 2010 and 2009, revenue from Vibra (including rent and interest from working capital loans) accounted for 14.4% and 14.8%, respectively, of total revenue.
Loans
In April 2010, Prime repaid $40 million in other loans plus accrued interest.
4. Debt
The following is a summary of debt, net of discounts ($ amounts in thousands):

	As of September 30,		As of December 31,
	2010		2009
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$—	Variable	$137,200	Variable
Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333% - 7.871%	125,000	7.333% - 7.871%
Exchangeable senior notes
Principal amount	91,175	6.125% - 9.250%	220,000	6.125% - 9.250%
Unamortized discount	(2,866)		(8,265)

	88,309		211,735

Term loans
Principal amount	158,123	Various	102,743	Various
Unamortized discount	(1,419)		—

	156,704		102,743

	$370,013		$576,678

As of September 30, 2010, principal payments due on our debt (which excludes the effects of any discounts recorded) are as follows:

2010	$443
2011	19,105
2012	1,500
2013	83,500
2014	1,500
Thereafter	268,250

Total	$374,298

In April 2010, we completed a public offering of common stock (the “Offering”) resulting in net proceeds, after underwriting discount and commissions, of $279.1 million. See Note 5 for further information. We used the net proceeds from the Offering to fund a cash tender offer (“Tender Offer”) and subsequent purchases for 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million). In addition, we repaid a $30 million term loan that was set to mature in November 2010.
In addition, in May 2010, we closed on a new $450 million secured credit facility with a syndicate of banks, and the proceeds of such new credit facility and Offering were used to repay in full all outstanding obligations under the old $220 million credit facility.
These refinancing activities resulted in a charge of approximately $6.2 million in the 2010 second quarter ($6.6 million year-to-date through September 30, 2010) related to the write-off of previously deferred financing costs and the premium we paid associated with our Tender Offer.
The new credit facility includes a $150 million term loan facility (“2010 Term Loan”) and a $300 million revolving loan facility (“2010 Revolving Facility”), which was increased to $330 million in September 2010. We may further increase the 2010 Revolving Facility up to $375 million via an accordion feature through November 2011.
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
During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At September 30, 2010, the fair value of the interest rate swaps is $7.0 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.
We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures while the ineffective portion is recorded through earnings. We estimate the fair value of interest rate swaps using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three or nine month periods ended September 30, 2010.
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
In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2010, we were in compliance with all such financial and operating covenants.
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
6. Stock Awards
Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,236,379 shares remain available for future stock awards as of September 30, 2010. We awarded 277,680 and 441,134 shares in the nine months ended September 30, 2010 and 2009, respectively, of time-based restricted stock to management, independent directors, and employees. These awards vest quarterly based on service, over three years, in equal amounts. In addition, our management team was awarded 182,600 performance-based awards in the first quarter of 2010. These awards vest ratably over a three year period based on the achievement of certain performance measures, with a carryback and carryforward provision through December 31, 2014. Dividends on these awards are paid only upon achievement of the performance measures.
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

The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	September 30, 2010		December 31, 2009
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and Rent Receivables	$28,656	$20,692	$19,845	$16,712
Loans	257,928	244,473	311,006	299,133
Debt	(370,013)	(358,829)	(576,678)	(547,242)
8. Discontinued Operations
In October 2010, we sold the real estate of our Sharpstown hospital in Houston, Texas to a third party for proceeds of $3.0 million resulting in a gain of $0.7 million. At September 30, 2010, we classified this asset as held for sale and reclassified the related operating results to discontinued operations for the current and prior periods.
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
In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex in Houston, Texas and repossessed the real estate. In January 2007, we sold the hospital and MOB complex. We had been defendants in litigation related to this facility since we sold the facility, which resulted in a significant amount of legal expenses in 2009. However, this litigation is now over, and we expect no further income statement impact.
The following table presents the results of discontinued operations, which includes the revenue and expenses of the four previously-owned facilities noted above, for the three and nine months ended September 30, 2010 and 2009 ($ amounts in thousands except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$2,161	$2,371	$6,482
Gain on sale	—	—	6,178	—
Net income (loss)	(144)	289	5,954	2,909
Earnings per share — diluted	$—	$0.01	$0.06	$0.04
9. Earnings Per Share
Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months
	Ended September 30,
	2010	2009
Numerator:
Income from continuing operations	$9,108	$10,095
Non-controlling interests’ share in continuing operations	(45)	(8)
Participating securities’ share in earnings	(315)	(372)

Income from continuing operations, less participating securities’ share in earnings	8,748	9,715

Income (loss) from discontinued operations	(144)	289
Non-controlling interests’ share in discontinued operations	—	(2)

Income (loss) from discontinued operations attributable to MPT common stockholders	(144)	287

Net income, less participating securities’ share in earnings	$8,604	$10,002

	For the Nine Months
	Ended September 30,
	2010	2009
Numerator:
Income from continuing operations	$6,429	$26,051
Non-controlling interests’ share in continuing operations	(63)	(27)
Participating securities’ share in earnings	(994)	(1,142)

Income from continuing operations, less participating securities’ share in earnings	5,372	24,882

Income from discontinued operations	5,954	2,909
Non-controlling interests’ share in discontinued operations	—	(3)

Income from discontinued operations attributable to MPT common stockholders	5,954	2,906

Net income, less participating securities’ share in earnings	$11,326	$27,788

The denominator for the nine months ended September 30, 2010, for diluted earnings per common share purposes includes approximately two thousand common stock equivalents in the form of dilutive stock options.
For the three and nine months ended September 30, 2010 and 2009, 0.1 million of options were excluded from the diluted earnings per share calculation as they were determined not to be dilutive. Shares that may be issued in the future in accordance with our convertible bonds were excluded from the diluted earnings per share calculation as they were determined not to be dilutive.
10. Contingencies
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.
11. Comprehensive Income
The following table provides a summary of comprehensive income for the applicable periods (in thousands):

	For the Three Months
	Ended September 30,
	2010	2009
Net income	$8,964	$10,384
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	(3,845)	—

Total comprehensive income	5,119	10,384
Comprehensive income attributable to non-controlling interests	(45)	(10)

Comprehensive income attributable to MPT common stockholders	$5,074	$10,374

	For the Nine Months
	Ended September 30,
	2010	2009
Net income	$12,383	$28,960
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	(7, 005)	—

Total comprehensive income	5,378	28,960
Comprehensive income attributable to non-controlling interests	(63)	(30)

Comprehensive income attributable to MPT common stockholders	$5,315	$28,930

12. Income Taxes
With the early prepayment of working capital loans by Prime and the impairment of the Monroe loan as more fully described in Note 3, we did not believe that our taxable REIT subsidiary would generate enough taxable income to use the federal and state net operating losses within the carryforward period specified by law. Therefore, in the 2010 second quarter, we fully reserved for the $1.5 million deferred tax asset, of which $1.2 million relates to discontinued operations. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new working capital loans or other transactions), we will adjust this valuation allowance accordingly.
13. Executive Severance
On June 11, 2010, we announced the resignation of our general counsel effective June 15, 2010. Pursuant to the terms of his separation agreement, we accelerated the vesting of certain previously awarded shares of restricted stock resulting in additional stock compensation expense of $0.9 million. In addition, we agreed to pay him a one-time cash payment of $1.9 million on December 16, 2010. This total severance of $2.8 million is included in general and administrative expense for the nine month period ended September 30, 2010.
14. Subsequent Events
In November 2010, we finalized agreements to acquire, provide development funding and lease an estimated $30 million, 36 bed hospital in Florence, Arizona. This facility will be an emergency room focused acute care hospital leased to an unrelated entity. Construction has already commenced and should be completed within the next twelve to fifteen months. We do not expect to recognize any revenue from this facility until construction is complete and facility is operational.
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

Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:
•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental, contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare regulatory requirements; and

•	the impact of a downturn in the credit markets and a global economic slowdown, which has had and may continue to have a negative effect on the following, among other things:
•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
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

CRITICAL ACCOUNTING POLICIES
For a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, accounting policies for derivatives and hedging activities, variable interest entities, and stock-based compensation, refer to our 2009 Annual Report on Form 10-K, as amended. During the nine months ended September 30, 2010, there were no material changes to these policies, except we have adopted the new accounting guidance on consolidation. The primary changes to the consolidation guidance are that it (1) requires a more qualitative versus quantitative approach in determining the primary beneficiary of a variable interest entity and (2) requires continuous reassessment as to whether we should consolidate a variable interest entity whereas the old guidance required reassessment only after the occurrence of certain reconsideration events.
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
At September 30, 2010, our portfolio consisted of 53 properties: 48 facilities (of the 50 facilities that we own) are leased to 15 tenants and the remaining assets are in the form of first mortgage loans to two operators. Our owned facilities consisted of 20 general acute care hospitals, 13 long-term acute care hospitals, 9 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.
All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future.
The following is our revenue by operating type (dollars in thousands):
Revenue by property type:

	For the Three		For the Three
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of
	2010	Total	2009	Total
General Acute Care Hospitals	$17,402	59.5%	$21,812	69.6%
Long-term Acute Care Hospitals	6,648	22.7%	6,454	20.6%
Rehabilitation Hospitals	4,402	15.1%	2,476	7.9%
Medical Office Buildings	426	1.5%	612	2.0%
Wellness Centers	338	1.2%	(15)	(0.1)%

Total revenues	$29,216	100.0%	$31,339	100.0%

	For the Nine		For the Nine
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of
	2010	Total	2009	Total
General Acute Care Hospitals	$59,935	65.2%	$61,783	68.0%
Long-term Acute Care Hospitals	19,777	21.5%	18,536	20.4%
Rehabilitation Hospitals	9,984	10.8%	7,556	8.3%
Medical Office Buildings	1,279	1.4%	1,838	2.0%
Wellness Centers	1,013	1.1%	1,127	1.3%

Total revenues	$91,988	100.0%	$90,840	100.0%

We have 30 employees as of November 4, 2010. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are a member of any union.

Results of Operations
Three months Ended September 30, 2010 Compared to September 30, 2009
Net income for the three months ended September 30, 2010 was $8.9 million compared to $10.4 million for the three months ended September 30, 2009.
A comparison of revenues for the three month periods ended September 30, 2010 and 2009, is as follows ($ amounts in thousands):

					Year over
		% of		% of	Year
	2010	Total	2009	Total	Change
Base rents	$23,575	80.7%	$20,083	64.1%	17.4%
Straight-line rents	(1,084)	-3.7%	3,244	10.4%	-133.4%
Percentage rents	429	1.5%	799	2.5%	-46.3%
Fee income	158	0.5%	37	0.1%	327.0%
Interest from loans	6,138	21.0%	7,176	22.9%	-14.5%

Total revenue	$29,216	100.0%	$31,339	100.0%	-6.8%

Base rents for the 2010 third quarter increased 17.4% versus the prior year as a result of the rental income from our Bucks facility (as no rent was billed in 2009 pursuant to the lease terms), additional rent generated from annual escalation provisions in our leases, and incremental revenue from the properties acquired in June 2010. Straight-line rents decreased from the prior year as 2009 included $1.1 million in additional rent from our Redding facility, while in 2010, this additional rent was part of base rents. In addition, we wrote off $0.2 million in straight-line rent receivable in 2010 related to the Cleveland transaction and $2.5 million related to our Monroe facility.
Interest from loans is lower than the prior year due to the repayment of $40 million in loans from Prime in the second quarter 2010.
Real estate depreciation and amortization during the third quarter of 2010 increased to $6.3 million, due to the depreciation from the properties acquired in June 2010.
Property-related expenses in the third quarter of 2010 decreased from $1.2 million to $0.6 million. Of the property-related expenses in the third quarters of 2010 and 2009, $0.4 million and $1.0 million, respectively, represented utility costs, repair and maintenance expense, legal, insurance and property taxes associated with vacant properties or legal costs related to prior tenant bankruptcy matters.
General and administrative expenses in the third quarter of 2010 increased compared to the same period in 2009 by $1.4 million, or 27.8%, from $4.9 million to $6.2 million. The increase is a result of $0.4 million in higher legal and other costs related to acquisition due diligence. In addition, we incurred slightly higher travel costs and compensation during 2010.
Other income is higher than prior year due to the $1.5 million gain on the property exchange more fully described in Note 3 to our condensed consolidated financial statements in Item 1 to this Form 10-Q.
Interest expense for the quarters ended September 30, 2010 and 2009 totaled $8.1 million and $9.4 million, respectively. This decrease primarily related to lower debt balances in 2010 as a result of the debt refinancing during the second quarter of 2010. Associated with the debt refinancing, we recorded a charge of $0.3 million in the 2010 third quarter related to the premium we paid to repurchase additional outstanding exchangeable notes.
In addition to the items noted above, net income for the quarters was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
Nine Months Ended September 30, 2010 Compared to September 30, 2009
Net income for the nine months ended September 30, 2010, was $12.3 million compared to net income of $28.9 million for the nine months ended September 30, 2009.

A comparison of revenues for the nine month periods ended September 30, 2010 and 2009, is as follows:

					Year over
		% of		% of	Year
	2010	Total	2009	Total	Change
Base rents	$68,585	74.6%	$61,550	67.8%	11.4%
Straight-line rents	590	0.6%	5,856	6.4%	-89.9%
Percentage rents	2,042	2.2%	1,630	1.8%	25.3%
Fee income	395	0.4%	212	0.2%	86.3%
Interest from loans	20,376	22.2%	21,592	23.8%	-5.6%

Total revenue	$91,988	100.0%	$90,840	100.0%	1.3%

Base rents for the first nine months of 2010 increased 11.4% versus the prior year as a result of the rental income from the previously vacant Bucks facility (no billed rent in 2009), additional rent generated from annual escalation provisions in our leases, and incremental revenue from the properties acquired in June 2010.
Straight line rent for the 2010 first nine months decreased 89.9% versus the prior year due to approximately $1.7 million of straight-line rent that was reclassed to billed rent in the second quarter of 2010 upon the payment of $12 million by Prime pursuant to the additional rent provisions of the lease related to our Shasta property. In addition, we wrote off $0.2 million and $2.5 million in straight-line rent receivable associated with the Cleveland transaction and Monroe facility, respectively, in September 2010.
Interest from loans is lower than the prior year due to the repayment of $40 million in loans from Prime in the second quarter 2010.
Real estate depreciation and amortization during the first nine months of 2010 was $18.5 million, compared to $17.3 million during the same period of 2009, a 6.5% increase. This increase is related to an adjustment made to the useful lives of one of our properties in the 2010 first quarter and the incremental depreciation expense for the properties acquired in June 2010.
Property-related expenses during the first nine months decreased from $2.9 million in 2009 to $2.1 million in 2010. Of the property-related expenses in the 2010 and 2009 periods, $1.7 million and $2.4 million, respectively, represented utility costs, repair and maintenance expense, legal, and property taxes associated with vacant or previously vacant properties.
In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility. No such charge was recorded in 2009.
General and administrative expenses in the first three quarters of 2010 and 2009 totaled $21.8 million and $16.3 million, respectively, an increase of 33.7%. In the second quarter of 2010, compensation expense was higher due to executive severance of $2.8 million. In addition, we incurred $1.3 million in legal and other costs related to acquisition due diligence and closing costs.
Other income is higher than prior year due to the $1.5 million gain on the property exchange more fully described in Note 3 to our condensed consolidated financial statements in Item 1 to this Form 10-Q.
Interest expense for the first nine months of 2010 and 2009 totaled $26.1 million and $28.3 million, respectively. This decrease is primarily due to lower debt balances in 2010 as a result of the debt refinancing during the second quarter. In regards to the debt refinancing, we recorded a charge of $6.6 million related to the write-off of previously deferred financing costs and the premiums we paid associated with our repurchase of additional oustanding exchangeable notes.
In addition to the items noted above, net income for the nine month periods was impacted by discontinued operations. See Note 8 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2010, operating cash flows, which primarily consist of rent and interest from mortgage and working capital loans, were $47.5 million, which, along with cash on-hand, proceeds from the sale of stock and our Centinela property and the early loan prepayments by Prime, were principally used to fund our dividends of $54.8 million, real estate acquisitions of $74 million and our debt refinancing activities.
During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.5 million.

In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $279.1 million. We have used the net proceeds from the Offering to pay off our $30 million term loan that was due this year and to fund our Tender Offer and subsequent purchases of 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million).
In May 2010, we entered into a new $450 million secured credit facility with a syndicate of banks, and the proceeds of which along with the Offering proceeds were used to repay in full all outstanding obligations under the old $220 million credit facility. The new facility includes a $300 million three-year term revolving facility (which was increased to $330 million in September 2010) and $150 million six-year term loan. We may further increase the revolving facility up to $375 million through an accordion feature through November 2011.
During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011(date on which the interest rate is scheduled to turn variable) through maturity date, at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date at a rate of 5.675%. We are currently paying a weighted average rate of 7.70% on these notes, so we expect to save $2.5 million annually on interest expense once the swaps become effective in July and October 2011.
In April 2010, we sold the real estate of our Centinela Hospital to Prime for $75 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent related to our Shasta property.
During the nine months ended September 30, 2009, operating cash flows were $50.4 million, which, along with cash on hand, were used to fund our dividends of $45.6 million and investing activities of $7.9 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over-allotments, net proceeds from this offering, after underwriting discount and commissions and fees, were $67.9 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.
Short-term Liquidity Requirements: At November 1, 2010, our availability under our revolving credit facilities plus cash on-hand approximated $460 million. We have only nominal principal payments due and no significant maturities in 2010. In addition, currently we have approximately $60 million in firm commitments for acquisitions or other capital expenditures. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, distributions in compliance with REIT requirements, and to fund our current investment strategies for the next 12 months.
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

The table below is a summary of our distributions declared during the two year period ended September 30, 2010:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be affected also by changes in “cap” rates, which are measured by the current base rent divided by the current market value of a facility.
Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. To manage these risks, we may use various instruments such as the interest rate swaps we entered into in June 2010 or the capped call transaction we entered into in 2009.
Refer to our second quarter 2010 Quarterly Report on Form 10-Q filed on August 6, 2010 for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include interest rate and share price sensitivity. During the three month period ended September 30, 2010, there were no material changes to these analyses.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material changes to the Legal Proceedings as presented in our Quarterly Report on Form 10-Q, for the period ended June 30, 2010.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.
(c) None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
(a) None.
(b) None.
Item 6. Exhibits.
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of June 30, 2010. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended June 30, 2010) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: November 5, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of June 30, 2010. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended June 30, 2010) are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.