Form 10-K
period 2010-12-31
MEDICAL PROPERTIES TRUST INC
filed 2011-02-28
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the 111,269,171 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $1,050,380,974 based upon the last reported sale price of $9.44 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 24, 2011, 111,634,874 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•	national and local economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare and other regulatory requirements; and

(i)

•	the continuing impact of the recent economic recession, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our capped call transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Overview

We are a self-advised real estate investment trust (“REIT”) that was incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans and other investments in to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a limited right to share in the tenant’s positive cash flow.

References in this Annual Report on Form 10-K to “Medical Properties Trust,” “Medical Properties,” “MPT,” “we,” “us,” “our,” and the “Company” include Medical Properties Trust, Inc. and our subsidiaries.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, is considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. At December 31, 2010, we had $1.3 billion invested in healthcare real estate and related assets.

All of our investments are located in the United States, and we have no present plans to invest in non-U.S. markets in the foreseeable future. The following is our revenue by operating type for the year ended December 31 (dollars in thousands):

Revenue by property type:

	2010		2009		2008

General Acute Care Hospitals	$77,773	63.8%	$80,637	67.9%	$71,946	67.3%
Long-term Acute Care Hospitals	26,605	21.8%	25,031	21.1%	25,200	23.5%
Rehabilitation Hospitals	14,448	11.9%	10,032	8.4%	7,418	6.9%
Wellness Centers	1,315	1.1%	1,449	1.2%	1,612	1.5%
Medical Office Buildings	1,706	1.4%	1,660	1.4%	894	0.8%

Total revenue	$121,847	100.0%	$118,809	100.0%	107,070	100%

See “Overview” in Item 7 of this Form 10-K for details of transaction activity for 2010, 2009 and 2008.

Portfolio of Properties

As of February 24, 2011, our portfolio consists of 58 properties: 54 facilities (of the 56 facilities that we own) are leased to 19 tenants, one is presently not under lease, one is under development, and the remainder are in the form of mortgage loans. Our owned facilities consist of 22 general acute care hospitals, 17 long-term acute care hospitals, 9 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. In addition, we have and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, general acute care hospitals, ambulatory surgery centers, and other single-discipline healthcare facilities, such as heart hospitals and orthopedic hospitals.

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated September 2010 by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow 4.2% in 2011; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2009 through 2019, is anticipated to be 6.3%; and (iii) the healthcare industry is projected to represent 17.4% of U.S. GDP in 2011.

The delivery of healthcare services requires real estate and, as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•	compelling demographics driving the demand for healthcare services;

•	specialized nature of healthcare real estate investing; and

•	consolidation of the fragmented healthcare real estate sector.

Our revenues are derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits in certain of our tenant’s operations. Our tenants and borrowers operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedure volumes by type;

•	the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ and borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients;

•	the effect of evolving healthcare legislation and other regulations on our tenants’ and borrowers’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants and borrowers operate.

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs required by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have remaining terms of 1 to 23 years (see Item 2 for more information on remaining lease terms) and generally provide for annual rent or interest escalation. In certain other cases we have arrangements that provide for additional rents based on the level of our tenants’ revenue and limited profits interests.

Significant Tenants

At February 24, 2011, we had leases with 19 hospital operating companies covering 56 facilities and we had two mortgage loans with one hospital operating company.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) leased 11 of these facilities at February 24, 2011. Each of our leases with Prime contains annual escalation provisions that are generally tied to the U.S. Consumer Price Index, limited in certain instances to minimum and maximum increases. At December 31, 2010, these facilities had an average remaining initial lease term of approximately nine years, which can be extended for three additional periods of five years each, at the tenant’s option. These leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally at least equal to our purchase price of the facility. In addition to leases, we hold a mortgage loan on two facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of this loan are generally equivalent to the terms and provisions of our Prime lease arrangements. Total revenue (including rent and interest from mortgage and working capital loans) from Prime affiliates in 2010 was $39.8 million, or 32.7% of total revenue, down from 33.7% in 2009.

At February 24, 2011, Vibra Healthcare, LLC (“Vibra”) leased six of our facilities. Four of these leases contain annual escalation provisions that are generally tied to the U.S. Consumer Price Index with minimum annual escalations of between 2.5% and 2.65%. Two facility leases provide for 2.65% annual escalations. These facilities have an average remaining initial term of approximately 13 years, but under certain conditions may be extended for three additional periods of five years each, at the tenant’s option. All of these leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally equal to the greater of fair value or our purchase price increased by a certain annual rate of return from lease commencement date. Total revenue (including rent and interest from working capital loans) from Vibra in 2010 was $17.6 million, or 14.5% of total revenue, down from 15.1% in the prior year.

No other tenant accounted for more than 8% of our total revenues in 2010.

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

California Seismic Standards

California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1973 (the “Alquist Act”) required that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations required hospitals to meet certain seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act required the Building Standards Commission adopt certain evaluation criteria and retrofit standards:

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

Since the original Alquist Act, several amendments have been adopted that have modified the requirements of seismic safety standards and deadlines for compliance. OSHPD is currently implementing a voluntary program to re-evaluate the seismic risk of hospital buildings classified as Structural Performance Category (“SPC-1”). Buildings classified as SPC-1 are considered hazardous and at risk of collapse in the event of an earthquake and must be retrofitted, replaced or removed from providing acute care services by January 1, 2013. However, Senate Bill 499 was signed into law in October 2009 that provides for a number of seismic relief measures, including reclassifying HAZUS, a state-of-the-art loss estimation methodology, thresholds, which will enable more SPC-1 buildings to be reclassified as SPC-2, a lower seismic risk category. The SPC-2 buildings would have until January 1, 2030 to comply with the structural seismic safety standards. Any buildings that are denied reclassification will remain in the SPC-1 category, and these buildings must meet seismic compliance standards by January 1, 2013, unless further extensions are granted. Furthermore, the AB 306 legislation permits OSHPD to grant an extension to acute care hospitals that lack the financial capacity to meet the January 1, 2013 retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020.

Exclusive of some minor repairs totaling less than $0.5 million to be made at two facilities, all but one of our California tenants (and building structures) are seismically compliant through 2030 as determined by OSHPD. Based on early estimates, the potential capital expenditure outlay on this one facility has been estimated to be between $5.9 million and $6.2 million. Under our current leases, our tenants are fully responsible for any capital expenditures in connection with seismic laws. However, we expect to fund any required upgrades due to the seismic standards on this one facility; and, this funding, if required, will be added to our lease base and the lessee will pay us rent on such higher lease base. Thus, we do not expect the California seismic standards to have a significant negative impact on our financial condition or cash flows.

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

Insurance

We have purchased contingent general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases with tenants also require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Employees

We have 29 employees as of February 24, 2011. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

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

The global economy has recently experienced unprecedented levels of volatility, dislocation in the credit markets, and recessionary pressures. These conditions, or similar conditions that may exist in the future, may adversely affect our results of operations, financial condition, share price and ability to pay distributions to our stockholders. Among other potential consequences, such a financial crisis may materially adversely affect:

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

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. We are dependent on acquisition financing and access to the capital markets for cash to make investments in new facilities. Due to market or other conditions, we may have limited access to capital from the equity and debt markets. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties or to meet our obligations, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of December 31, 2010, we had $370.0 million of debt outstanding. As of February 24, 2011, we had total outstanding indebtedness of approximately $469.9 million and approximately $256.4 million available to us for borrowing under our existing revolving credit facilities, and $38.5 million in unfunded commitments.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $148 million in variable interest rate debt that we had outstanding as of December 31, 2010. If interest rates increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.

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

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our 2010 secured credit facility, the indentures governing our outstanding exchangeable senior notes and unsecured senior notes and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our 2010 secured credit facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our 2010 secured credit facility limits the amount of dividends we can pay to 90% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012 and thereafter. Prior to March 31, 2012, a similar dividend restriction exists but at a higher percentage for transitional purposes. Our 2010 secured credit facility also contains provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral, except a portion may be reinvested subject to certain limitations, as defined in the credit facility agreement. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of December 31, 2010, we had $148 million in variable interest rate debt approximately $248 million at February 24, 2011, which constitutes 40% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125 million of interest rate swaps entered into in 2010 on our senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are severely limited by current tax law with respect to our ability to operate or manage the businesses conducted in our facilities.

Accordingly, we rely almost exclusively on rent payments from our tenants under leases or interest payments from operators under mortgage or other loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities (as was the case with the previous tenant of our River Oaks facility), or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare and other laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we then are required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants (such as with the former tenant of our River Oaks facility and the costs we have incurred to maintain and re-develop the facility) under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Prime and Vibra.

As of December 31, 2010, our real estate portfolio included 53 healthcare properties in 21 states of which 49 facilities are leased to 16 hospital operating companies; two of the investments are in the form of mortgage loans. Affiliates of Prime leased or mortgaged 10 facilities, representing 29.0% of the original total cost of our operating facilities and mortgage loans as of December 31, 2010, and Vibra leased six of our facilities, representing 10.8% of the original total cost of our operating facilities and loans as of December 31, 2010. Total revenue from Prime and Vibra, including rent, percentage rent and interest, was $39.8 million and $17.6 million, respectively, or 32.7% and 14.5%, respectively, of total revenue from continuing operations in the year ended December 31, 2010.

Our relationship with Prime and Vibra, and their respective financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Prime and Vibra to make rent and loan payments to us, and their failure or delay to meet these obligations could have a material adverse effect on our financial condition and results of operations.

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

Our business is highly competitive and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others:

•	private investors;

•	healthcare providers, including physicians;

•	other REITs;

•	real estate developers;

•	financial institutions; and

•	other lenders.

Many of these competitors may have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue and earnings growth and financial return could be materially adversely affected. Certain of our facilities and additional facilities we may acquire or develop will face competition from other nearby facilities that provide services comparable to those offered at our facilities and additional facilities we may acquire or develop. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities and additional facilities we may acquire or develop. In addition, competing healthcare facilities located in the areas served by our facilities and additional facilities we may acquire or develop may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our rental revenues or interest income.

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

We have 43 leased properties that are subject to purchase options as of December 31, 2010. For 30 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 10 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining three leases, the purchase options approximate fair value. At December 31, 2010, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on pages 13 and 14 of this 2010 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

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

We have developed and constructed facilities in the past and are currently developing and re-developing two facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait years for a significant cash return. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Finally, there is no assurance that future development projects will occur without delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

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

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained Phase I environmental assessments on all facilities we have acquired or developed or on which we have made mortgage loans, and intend to obtain on all future facilities we acquire.

However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

Although the leases for our facilities and our mortgage loans generally require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse affect on us. In addition, environmental laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

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

Healthcare Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in a couple of instances we own a minority interest in our tenants’ operations and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their lease obligations. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with out tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases require the lessees to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nevertheless, the fact that a particular arrangement does not meet safe harbor requirements does not mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure lease arrangements involving facilities in which local physicians are investors and tenants so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

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

EMTALA.  All of our healthcare facilities that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Liability for violations of EMTALA includes, among other things, civil monetary penalties and exclusion from participation in the Medicare program. Our lease agreements require lessees to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Regulatory and Legislative Developments.  Healthcare continues to attract intense legislative and public interest. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance, and states continue to face significant challenges in maintaining appropriate levels of Medicaid funding due to state budget shortfalls. Healthcare facility operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payor mix, as well as increases in operating expenses that exceed increases in payments under the Medicare program. More importantly, restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals may continue. We cannot predict whether any such initiatives will impact the business of our tenants, or whether our business will be adversely impacted. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Health Reform Measures.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”). Seven days later, on March 30, 2010, President Obama approved the Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”). A detailed discussion of the Acts is not provided herein. However, generally, this legislation seeks to provide universal health insurance coverage through tax subsidies, expanded federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The legislation also includes cuts to federal health care program funding, as well as heightened regulations on insurers and pharmaceutical companies. Various cost containment initiatives were adopted, including quality control and payment system refinements for federal programs, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. Finally, heightened health information technology standards will be required for healthcare providers.

With respect to long term acute care hospitals (“LTACHs”), and inpatient rehabilitation facilities (“IRFs”), which account for a significant percentage of our tenants, the law also requires that LTACHs and IRFs report quality data to be set forth by the Secretary of Health and Human Services or face payment reductions beginning in rate year/fiscal year 2014.

This legislation will ultimately lead to significant changes in the healthcare system. We cannot predict the possible impact on our business of this legislation, as some aspects could benefit the operations of our tenants, while other aspects could present challenges.

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

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we own a minority interest in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Over the past several years, CMS has increased its attention on reimbursement for LTACHs and IRFs, with CMS imposing regulatory restrictions on LTACH and IRF reimbursement. A significant number of our tenants operate LTACHs and IRFs. We expect that CMS will continue to explore implementing other restrictions on LTACH and IRF reimbursement, and possibly develop more restrictive facility and patient level criteria for these types of facilities. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we own a minority interest in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

The healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws (as discussed on pages 13-15), and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including the Centers for Medicare and Medicaid Services (CMS), the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries. There are several common criteria that exist across health entities. Examples of common conditions include: a governing body responsible for effectively governing affairs of the organization, a quality assurance program to evaluate entity-wide patient care, medical record service responsible for medical records, a utilization review that reviews the services furnished by the organization and its staff, a facility constructed, arranged and maintained according to a life safety code that ensures patient safety and the deliverance of services appropriate to the needs of the community.

For example, the Medicare program contains specific requirements with respect to the maintenance of medical records. Medical records must be maintained for every individual who is evaluated or treated at a hospital. Medical records must be accurately written, promptly completed, properly filed and retained, and accessible. Medicare surveyors may conduct on site visits for a variety of reasons, including to investigate a patient complaint or to survey the hospital for compliance with Medicare requirements. In such instances, Medicare surveyors generally review a large sampling of patient charts. If a pattern of incomplete medical records is identified, the hospital’s Medicare certification could be jeopardized if a plan of correction is not completed. In order for a health care organization to continue receiving payment from the Medicare and Medicaid programs, it must comply with conditions of participation, or standards, as set forth in federal regulations. Further, many hospitals and other institutional providers are accredited by accrediting agencies such as the Joint Commission, a national health care accrediting organization. The Joint Commission was created to accredit healthcare organizations that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements.

Surveyors for the Joint Commission, prior to the opening of a facility and approximately every three years thereafter, conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification. For example, a facility may lose accreditation for failing to maintain proper medication in the operating room to treat potentially fatal reactions to anesthesia, or for failure to maintain safe and sanitary medical equipment. Finally, health care facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The Services Employees International Union (“SEIU”) has alleged that our tenant, Prime may have upcoded for certain procedures and may be providing poor quality of care. Prime has addressed these allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that the SEIU is attempting to organize certain Prime employees.

The failure of any tenant to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely effect the tenant’s ability to make lease and principal and interest payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our shareholders. In instances where we own a minority interest in our tenants’ operations, in addition to the effects on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests would also be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us. In instances where we own a minority interest in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make lease and loan payments to us.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals, will continue in future years. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us. In instances where we own a minority interest in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and loan payments to us. In instances where we own a minority interest in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Although no such investment exists today, local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we own a minority interest in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

In addition, certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. Finally, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

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

We depend on the services of Edward K. Aldag, Jr., R. Steven Hamner, and Emmett E. McLean to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or developed. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Our UPREIT structure may result in conflicts of interest between Medical Properties’ stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, Medical Properties has fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties that Medical Properties’ officers and directors owe to its stockholders. These conflicts may result in decisions that are not in the best interest of our stockholders.

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

In connection with the acquisition in 2004 of certain Vibra facilities, one of our taxable REIT subsidiaries made a loan to Vibra in an aggregate amount of $41.4 million to acquire the operations at those Vibra Facilities. As of February 24, 2011, that loan had been reduced to $19.6 million. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to our taxable REIT subsidiary to make these loans. The loan from our operating partnership to our taxable REIT subsidiaries bears interest at an annual rate of 9.25%.

Our taxable REIT subsidiaries have made and will make loans to tenants to acquire operations or for other purposes. The Internal Revenue Service, or IRS, may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the interest that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiaries, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

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

One of the factors that investors may consider in deciding whether to buy or sell our securities is our distribution rate as a percentage of our price per share of common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution or interest rate on our securities or seek securities paying higher distributions or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At December 31, 2010, our portfolio consisted of 53 properties: 49 facilities (of the 51 facilities that we own) are leased to 16 operators with the remainder in the form of mortgage loans. Our owned facilities consisted of 19 general acute care hospitals, 15 long-term acute care hospitals, 9 inpatient rehabilitation hospitals, 2 medical office buildings, and 6 wellness centers. The two non-owned facilities on which we have made mortgage loans consist of general acute care facilities.

	Total 2010	Percentage of	Total
State	Revenue	Total Revenue	Investment
	(Dollars in thousands)

Arizona	$672	0.55%	$7,057
Arkansas	1,745	1.43%	19,523
California	47,731	39.17%	385,223
Colorado	1,521	1.25%	10,728
Connecticut	681	0.56%	7,838
Florida	2,250	1.85%	25,810
Idaho	5,475	4.49%	46,468
Indiana	2,699	2.21%	50,369
Kansas	1,817	1.49%	19,720
Louisiana	4,529	3.72%	40,124
Massachusetts	5,818	4.77%	46,053
Michigan	1,422	1.17%	10,743
Missouri	4,164	3.42%	41,443
Oregon	3,419	2.81%	26,588
Pennsylvania	1,872	1.54%	45,376
Rhode Island	292	0.24%	3,737
South Carolina	3,938	3.23%	37,956
Texas	22,070	18.11%	317,808	(A)
Utah	6,602	5.42%	66,355
Virginia	1,072	0.88%	10,915
West Virginia	2,058	1.69%	21,790

	$121,847	100.0%	$1,241,624	(B)

(A)	Includes our River Oaks facility that is currently under re-development and not being operated. Our total gross investment in the facility is $30.7 million.

(B)	Excludes construction in progress and other costs of $6.7 million that primarily relate to our Florence, Arizona development project that is expected to be completed in 2012.

	Number of	Number of	Number of
Type of Property	Properties	Square Feet	Licensed Beds

General Acute Care Hospitals	21	3,235,886	2,819
Long-Term Acute Care Hospitals	15	1,090,302	1,234
Medical Office Buildings	2	78,000	NA
Rehabilitation Hospitals	9	671,781	621
Wellness Centers	6	251,213	NA

	53	5,327,182	4,674

The following table shows tenant lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

				Total	Total
	Total	Base	% of Total	Square	Licensed
Total Portfolio(2)	Leases	Rent(1)	Base Rent	Footage	Beds

2011	3	$5,656	6.0%	225,282	266
2012	3	$2,850	3.0%	215,373	173
2013	—	$—	—	—	—
2014	2	$4,731	5.1%	241,580	225
2015	2	$3,789	4.0%	137,977	161
2016	—	$—	—	—	—
2017	—	$—	—	—	—
2018	12	$16,939	18.0%	867,065	579
2019	2	$8,166	8.7%	324,922	231
2020	2	$3,208	3.4%	183,600	193
Thereafter	23	$48,611	51.8%	2,450,541	2,241

Total	49	$93,950	100.0%	4,646,340	4,069

(1)	The most recent monthly base rent annualized. Base rent does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

(2)	Excludes our River Oaks facility, as it is currently under re-development and not subject to lease and our Florence facility that is under development.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	(Removed and Reserved.)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends declared by us with respect to each such period.

	High	Low	Dividends

Year ended December 31, 2010
First Quarter	$11.42	$9.15	$0.20
Second Quarter	11.10	7.98	0.20
Third Quarter	10.47	8.99	0.20
Fourth Quarter	11.65	10.00	0.20
Year ended December 31, 2009
First Quarter	$6.61	$2.91	$0.20
Second Quarter	6.85	3.87	0.20
Third Quarter	8.06	5.78	0.20
Fourth Quarter	10.47	7.62	0.20

On February 24, 2011, the closing price for our common stock, as reported on the New York Stock Exchange, was $11.27. As of February 24, 2011, there were 73 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue the policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and our financial condition. In addition, our 2010 secured credit facility limits the amounts of dividends we can pay — see Note 4 of Item 8 of this Annual Report on Form 10-K for more information.

(b) None.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2005 through December 31, 2010, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Medical Properties Trust, Inc.	100.00	169.37	122.43	83.74	150.20	175.70

Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12

SNL US REIT Healthcare	100.00	144.86	146.95	130.84	167.13	199.42

ITEM 6.	Selected Financial Data

The following table sets forth our selected financial data and should be read in conjunction with our financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

During the periods presented below, for those properties that have been sold, we reclassified the properties as held for sale and have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income.

The following table sets forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2010 (amounts in thousands, except per share data):

	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)

OPERATING DATA
Total revenue	$121,847	$118,809	$107,070	$77,887	$35,521
Depreciation and amortization	(24,486)	(22,628)	(22,385)	(9,314)	(4,226)
Property-related and general and administrative expenses	(32,942)	(24,898)	(23,757)	(15,678)	(10,079)
Loan impairment charge	(12,000)	—	—	—	—
Interest and other income	1,518	43	86	364	515
Debt refinancing costs	(6,716)	—	—	—	—
Interest expense	(33,993)	(37,656)	(42,424)	(29,527)	(4,580)

Income from continuing operations	13,228	33,670	18,590	23,732	17,151
Income from discontinued operations	9,784	2,697	14,143	16,518	12,983

Net income	23,012	36,367	32,733	40,250	30,134
Net income attributable to non-controlling interests	(99)	(37)	(33)	(304)	(136)

Net income attributable to MPT common stockholders	$22,913	$36,330	$32,700	$39,946	$29,998

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.12	$0.41	$0.27	$0.46	$0.42
Income from discontinued operations attributable to MPT common stockholders per diluted share	0.10	0.04	0.23	0.34	0.32

Net income, attributable to MPT common stockholders per diluted share	$0.22	$0.45	$0.50	$0.80	$0.74

Weighted average number of common shares — diluted	100,708	78,117	62,035	47,805	39,560
OTHER DATA
Dividends declared per common share	$0.80	$0.80	$1.01	$1.08	$0.99

	December 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)

BALANCE SHEET DATA
Real estate assets — at cost	$1,032,369	$976,271	$992,549	$648,723	$557,913
Other loans and investments	215,985	311,006	293,523	265,758	150,173
Cash and equivalents	98,408	15,307	11,748	94,215	4,103
Total assets	1,348,814	1,309,898	1,311,373	1,051,652	744,747
Debt, net	369,970	576,678	630,557	474,388	297,530
Other liabilities	79,268	61,645	54,473	57,937	95,022
Total Medical Properties Trust, Inc. Stockholders’ Equity	899,462	671,445	626,100	519,250	351,144
Non-controlling interests	114	130	243	77	1,052
Total equity	899,576	671,575	626,343	519,327	352,196
Total liabilities and equity	1,348,814	1,309,898	1,311,373	1,051,652	744,747

(1)	We invested $158.4 million, $15.6 million, $469.5 million, $342.0 million, and $303.4 million in real estate in 2010, 2009, 2008, 2007, and 2006, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 1% to 4%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations. Finally, from time to time we acquire a profits or other equity interest in our tenants that gives us a limited right to share in the tenant’s positive cash flow.

We selectively make loans to certain of our operators through our taxable REIT subsidiaries, which they use for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2010, our portfolio consisted of 53 properties: 49 healthcare facilities (of the 51 we own) are leased to 16 tenants with the remainder in the form of mortgage loans collateralized by interests in health care real estate.

The following is a discussion of our highlights for the years ended December 31, 2010, 2009 and 2008, which should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

2010 Highlights

In 2010, our primary business goals were to recapitalize our balance sheet with longer-term debt and lower leverage, increase our access to liquidity and accelerate our acquisitions of healthcare real estate. We took the following actions to achieve these goals among others:

•	Replaced old $220 million credit facility with a new $480 million credit facility and completed a $279 million stock offering, establishing a low leverage platform with more than $500 million of available capital for acquisition growth;

•	Purchased $128.8 million of our 6.125% Senior Notes, leaving only $9.2 million of the 2006 Exchangeable Notes remaining to be paid by November 2011; paid $30 million term loan maturing in 2010; completely paid down $40 million revolver;

•	Committed to more than $200 million in healthcare real estate investments:

•	Acquired three inpatient rehabilitation hospitals in Texas with a new tenant for $74 million;

•	Commenced $17 million redevelopment of the River Oaks hospital in Houston;

•	Entered into $30 million agreement to develop Phoenix-area general acute care hospital;

•	Acquired two free standing long term acute care hospitals and a third property in the first quarter 2011, all leased to and operated by RehabCare, the nation’s third largest operator of LTACHs, for $83.4 million.

•	Sold our Inglewood property for $75 million in cash realizing a $6.2 million gain, received $40 million in early payment of loans, and received $12 million in early receipt of rent related to transactions with Prime, lowering Prime concentration to 26.7% of our total assets;

•	Sold our Montclair Hospital for $20 million in cash realizing a gain of $2.2 million;

•	Sold our Sharpstown facility in Houston, Texas for $3 million in cash realizing a $0.7 million gain;

•	Received pre-payment of our Marina mortgage loan of $43 million;

•	Entered into interest rate swaps to fix $60 million of our senior notes starting October 30, 2011 (date on which the interest rate is scheduled to turn variable) through the maturity date at a rate of 5.675% and to fix $65 million of our senior notes, starting July 30, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date, at a rate of 5.507%, which will result in a $2.5 million annual savings on interest expense based on current fixed rate; and

•	Recorded a $12 million charge to recognize the estimated impairment of our Monroe working capital loan.

2009 Highlights

In 2009, our primary business goal was to preserve capital during the recent economic and credit crisis. Below are actions taken to achieve that goal along with other highlights for the year:

•	Issued 13.3 million shares of common stock resulting in net proceeds of $67.8 million;

•	Sold an acute care facility to Prime for $15.0 million, realizing a gain of $0.3 million;

•	Executed a $20 million mortgage loan, of which we advanced $15.0 million by end of year. Loan is collateralized by Prime’s Desert Valley facility. The purpose of the mortgage loan is to help fund a $35 million expansion and renovation project;

•	Re-leased our Bucks County facility within six months of terminating the previous lease on the facility due to tenant defaults;

•	Terminated leases on two of our Louisiana (Covington and Denham Springs) facilities but subsequently re-leased the Denham Springs facility with a new operator at similar terms within 2 months of the prior lease termination;

•	Entered into an at-the-market offering, which will allow us to sell up to $50 million in stock and will be used for general corporate purposes, which may from time to time include reduction of our debt balances and investments in healthcare real estate and other assets; and

•	Settled the Stealth litigation.

2008 Highlights

In 2008, our primary business goal was to grow and diversify our tenant and geographical concentration. See below for actions taken to reach this goal along with other highlights for the year:

•	Completed the acquisition of 20 properties leased to 7 unrelated operators for $357.2 million. Four of the 7 operators (HealthSouth Corporation, Community Health Systems, Inc., IASIS Healthcare LLC and Health Management Associates, Inc.) are publicly reporting companies. This acquisition significantly improved both our tenant and geographical concentrations.

•	Acquired a long-term acute care hospital in Detroit, Michigan for $10.8 million and entered into an operating lease with Vibra.

•	Acquired three Southern California hospital facilities, along with two medical office buildings for approximately $60 million and leased these facilities to Prime under long-term net leases.

•	Completed the sale of three rehabilitation facilities to Vibra realizing proceeds of $105.0 million.

•	Issued exchangeable notes realizing net proceeds of $72.8 million and issued 12.7 million shares of stock, realizing net proceeds of $128.3 million. These proceeds along with proceeds from our existing revolving credit facility and the sale of the three rehabilitation facilities were used to fund the 2008 acquisitions noted above.

•	Terminated leases on two general acute care hospitals in Houston, Texas, and one hospital in Redding, California due to tenant (affiliates Hospital Partners of America, Inc. (“HPA”), a multi-hospital operating company) defaults. Within a few months of lease termination, we re-leased the Redding facility to a Prime affiliate. The new operator agreed to increase the lease base from $60.0 million to $63.0 million and to pay additional rent and profit participation based on the expected future profitability of the new lessee’s operations.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation or impairment analysis) and periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

Revenue Recognition:  We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statements of income is presented as two amounts: billed rent revenue and straight-line revenue. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as billed rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases provide for additional rents contingent upon a percentage of the tenant revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

In instances where we have a profits or other equity interest in our tenant’s operations, we record revenue equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

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

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other long-term loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

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

Investments in Real Estate.  We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of 37.8 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2010 or 2009; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation.  We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We measure the aggregate value of other lease intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases, which have a weighted average useful life of 14.3 years at December 31, 2010. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. At December 31, 2010, we have assigned no value to customer relationship intangibles.

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

Stock-Based Compensation.  During the years ended December 31, 2010, 2009, and 2008 we recorded $6.6 million, $5.5 million, and $6.4 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2010 and 2006, we granted performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Market conditions are vesting conditions which are based on our stock price levels or our total shareholder return (stock price and dividends) compared to an index of other REIT stocks. Because these awards vest based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving those market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. In 2007, the Compensation Committee made awards which are earned only if we achieve certain stock price levels, total shareholder return or other market conditions. The 2007 awards were made pursuant to our 2007 Multi-Year Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period. We recognize expense over the vesting period on the straight-line method for service based awards. The CPRE and SPRE awards vest based on the achievement of certain market conditions. Only one-third of the SPRE awards were earned as of December 31, 2010 (with the remainder being forfeited); however, these awards require additional service after being earned in order to vest. For the CPRE awards, the period over which the awards are earned is not fixed because the awards provide for cumulative measures over multiple years. The accounting rules require that we estimate the period over which the awards will likely be earned, regardless of the period over which the award allows as the maximum period over which it can be earned. Also, because some awards have multiple periods over which they can be earned, we must segregate individual awards into “tranches”, based on their vesting or estimated earning periods. These complexities required us to use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We used what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. Beginning in 2007, we recorded expense over the expected or derived vesting periods using the calculated value of the awards. We recorded expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned.

Principles of Consolidation:  Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2010 and 2009, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2010 (amounts in thousands):

	Less Than			After
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Senior unsecured notes(5)	$9,247	$13,969	$13,969	$131,063	$168,248
Exchangeable senior notes	17,322	93,242	—	—	110,564
Revolving credit facilities(1)	1,635	2,383	—	—	4,018
Term loans(2)	24,114	17,207	16,884	137,840	196,045
Operating lease commitments(3)	2,303	4,505	3,665	44,516	54,989
Purchase obligations(4)	45,160	2,269	2,269	15,119	64,817

Totals	$99,781	$133,575	$36,787	$328,538	$598,681

(1)	Reflects only unused credit facility fees as this assumes balance in effect at December 31, 2010 ($0 as of December 31, 2010) remains in effect through maturity.

(2)	Assumes interest rates in effect at December 31, 2010 based on terms of the debt agreements.

(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.

(4)	Includes $6.2 million that we currently expect to provide to the lessee of one of our California facilities to renovate and upgrade the facility as necessary to comply with the applicable Seismic laws — see Item 1 of this Form 10-K for more information on current seismic laws. This additional investment would increase our lease base, and accordingly, the lessee would subsequently pay higher rent for the facility. In addition, this includes approximately $33 million of future development expenditures related to Florence and other capital project expenditures and our investment in Northland LTACH Hospital that we acquired in February 2011 which included the assumption of a $16 million existing mortgage loan that matures in January 2018.

(5)	The interest rates on these notes are currently fixed, but in 2011 will be switched to variable rates. However, we have entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million Senior Notes, the rate will be 5.507% and for $60 million of our $125 million Senior Notes the rate will be 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.

Liquidity and Capital Resources

We generated cash of $60.6 million from operating activities during 2010, which primarily consists of rent and interest from mortgage and working capital loans, which, along with cash on-hand, proceeds from the sale of stock and our Inglewood and Montclair properties and early loan prepayments by Prime and Marina, were principally used to fund our dividends of $77.1 million, real estate acquisitions of $138 million and our debt refinancing activities. At December 31, 2010, we had approximately $363 million available borrowing capacity under our credit facilities and cash of $98.4 million.

In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $279.1 million. We have used the net proceeds from the Offering to pay off our $30 million term loan that was due this year and to fund our purchase of 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million).

In May 2010, we entered into a new $450 million secured credit facility with a syndicate of banks and others, the proceeds of which, along with the Offering proceeds, were used to repay in full all outstanding obligations under the old $220 million credit facility. The new facility includes a $300 million three-year term revolving facility (which was increased to $330 million in September 2010) and a $150 million six-year term loan. We may further increase the revolving facility up to $375 million through an accordion feature through November 2011. During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million Senior Notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date (or July

2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date at a rate of 5.675%. We are currently paying a weighted average rate of 7.70% on these notes, so we expect to save $2.5 million annually on interest expense once the swaps become effective in July and October 2011. In 2010, we sold the real estate of our Inglewood Hospital and Montclair Hospital to Prime for $75 million and $20 million, respectively, and received prepayment of our Marina mortgage loan of $43 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent related to our Shasta property.

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

In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2010, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:  At February 24, 2011, our availability under our revolving credit facilities plus cash on-hand approximated $261 million. We have $25.6 million in principal payments due (including the maturity of one term loan for approximately $8 million and the remainder of our 2006 exchangeable notes of approximately $9 million) in 2011. The $8 million term loan may be extended to 2013 if the related mortgaged property’s lease is extended; however, no assurances can be made at this time as to whether this lease will be extended or not. Besides these maturities, we have only nominal principal payments due and $33.2 million in approved capital projects. We believe that the liquidity currently available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, distributions in compliance with REIT requirements, and to fund our current investment strategies for the next 12 months. In addition, we have an at-the-market offering in place under which we may to sell up to $50 million in shares, (of which $10 million has been sold to date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirement:  With current availability, as discussed above, along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, firm commitments, and distributions in compliance with REIT requirements, and investment strategies in 2011. In addition, since we have only nominal principal payments coming due in 2012, we believe our current liquidity and monthly cash receipts from rent and interest could fund our principal and interest payments and our operations in 2012. However, in 2013, when our 2008 exchangeable notes come due or if we decide to make new investments in 2012 or substantially increase our investments in 2011, we will require external capital. We believe we have several alternatives to raise such capital including: proceeds from property sales; issuance of new debt, including convertible notes, senior unsecured notes and replacement or extensions of our revolver; and sale of equity. However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net income for the year ended December 31, 2010 was $22.9 million compared to net income of $36.3 million for the year ended December 31, 2009.

A comparison of revenues for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009		Change
		(Dollar amounts in thousands)

Base rents	$90,230	74.0%	$79,880	67.2%	$10,350
Straight-line rents	2,074	1.7%	8,221	6.9%	(6,147)
Percentage rents	2,555	2.1%	1,985	1.7%	570
Interest from loans	26,390	21.7%	28,286	23.8%	(1,896)
Fee income	598	0.5%	437	0.4%	161

Total revenue	$121,847	100.0%	$118,809	100.0%	$3,038

Revenue for the year ended December 31, 2010, was comprised of rents (77.8%) and interest and fee income from loans (22.2%). The increase in base rents and percentage rent is primarily due to incremental revenue from acquisitions made in 2010 and other new investments along with the re-leasing of our Bucks and Covington properties.

Straight-line rents were significantly less compared to the prior year due to the $2.5 million write-off of straight-line rent receivables in third quarter 2010 associated with our Monroe facility; $0.2 million related to the Cleveland transaction in the third quarter 2010; $1.7 million of straight-line rent was reclassified as base rent in the 2010 second quarter upon the payment of $12 million by Prime pursuant to the additional rent provisions of the lease related to our Shasta property; partially offset by reserve/write-off of $1.1 million for our Covington and Denham Springs properties in the 2009 second quarter. In addition, straight-line rents included $1.4 million in additional rent from our Redding facility in 2009.

Interest income decreased from the prior year by 6.7% due to the prepayment of $40 million in loans in the second quarter of 2010.

Prime (including rent and interest from mortgage and working capital loans) accounted for 32.7% and 33.7% of our total revenues in 2010 and 2009, respectively. At December 31, 2010, assets leased and loaned to Prime comprised 26.7% of total assets and 29.0% of our total real estate portfolio. Vibra (including rents and interest from working capital loans) accounted for 14.5% and 15.1% of our gross revenues in 2010 and 2009, respectively. At December 31, 2010, assets leased and loaned to Vibra comprised 10.0% of our total assets and 10.8% of our total real estate portfolio.

Real estate depreciation and amortization during the year ended December 31, 2010 was $24.5 million, compared to $22.6 million in 2009, an 8.2% increase. Depreciation increased due to the incremental depreciation from the acquisitions in 2010.

Property-related expenses during the years ended December 31, 2010 and 2009, totaled $4.4 million and $3.8 million, respectively, which represents an increase of 15.9%. This increase is primarily related to the write-off of $2.4 million in receivables related to a former tenant in the fourth quarter 2010. Of the property-related expenses in 2010 and 2009, $1.3 million and $3.3 million, respectively, represented utility costs, repair and maintenance expense, legal, and property taxes associated with vacant or previously vacant properties.

In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility. No such charge was recorded in 2009.

General and administrative expenses during the years ended December 31, 2010 and 2009, totaled $28.5 million and $21.1 million, respectively, which represents an increase of 35.3%. The majority of this increase relates to executive severance of $2.8 million recorded during the second quarter of 2010 as a result of the resignation of an executive officer and $2.7 million in legal and other costs related to acquisition due diligence and closing costs in 2010.

Interest and other income is higher than prior year due to the $1.5 million gain on the property exchange in 2010.

Interest expense for the years ended December 31, 2010 and 2009 totaled $34.0 million and $37.7 million, respectively. This decrease is primarily due to lower debt balances in 2010 as a result of the debt refinancing during the second quarter. In regards to the debt refinancing, we recorded a charge of $6.7 million related to the write-off of previously deferred financing costs and the premiums we paid associated with our repurchase of additional outstanding exchangeable notes.

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net income for the year ended December 31, 2009 was $36.3 million compared to net income of $32.7 million for the year ended December 31, 2008.

A comparison of revenues for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008		Change
	(Dollar amounts in thousands)

Base rents	$79,880	67.2%	$72,692	67.9%	$7,188
Straight-line rents	8,221	6.9%	3,742	3.5%	4,479
Percentage rents	1,985	1.7%	1,454	1.4%	531
Interest from loans	28,286	23.8%	27,900	26.1%	386
Fee income	437	0.4%	1,282	1.1%	(845)

Total revenue	$118,809	100.0%	$107,070	100.0%	$11,739

Revenue for the year ended December 31, 2009, was comprised of rents (75.8%) and interest and fee income from loans (24.2%). The increase in base rents, percentage rents, and interest is primarily due to incremental revenue from acquisitions made in 2008 and other new investments.

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

Prime (including rent and interest from mortgage and working capital loans) accounted for 33.7% and 26.9% of our gross revenues in 2009 and 2008, respectively. At December 31, 2009, assets leased and loaned to Prime comprised 23.5% of total assets and 37.8% of our total real estate portfolio. Vibra (including rent and interest from working capital loans) accounted for 15.1% and 17.4% of our gross revenues in 2009 and 2008, respectively. At December 31, 2009, assets leased and loaned to Vibra comprised 10.4% of our total assets and 10.5% of our total real estate portfolio.

Depreciation and amortization during the year ended December 31, 2009 was $22.6 million, in line with 2008.

General and administrative expenses during the years ended December 31, 2009 and 2008, totaled $21.1 million and $19.5 million, respectively, which represents an increase of 8%, reflecting primarily an increase in compensation in 2009 due to the addition of key employees. In addition, we experienced higher administrative and travel expenses in 2009 versus 2008 as a result of the expansion of our portfolio.

Property-related expenses decreased slightly in 2009 versus 2008 to $3.8 million. In 2009, we incurred $3.3 million in maintenance, utility costs, property taxes, and legal expenses with our vacant River Oaks facility and previously vacant Bucks facility, while in 2008 we expensed $1.3 million related to the insurance deductible associated with Hurricane Ike damage to the River Oaks facilities and $1.7 million of bad debt expense recorded in 2008 related to the termination of the Bucks County lease.

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

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2010:

Declaration Date	Record Date	Date of Distribution	Distribution per Share

November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20
December 4, 2008	December 23, 2008	January 22, 2009	$0.20
August 21, 2008	September 18, 2008	October 16, 2008	$0.27
May 22, 2008	June 13, 2008	July 11, 2008	$0.27
February 28, 2008	March 13, 2008	April 11, 2008	$0.27

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our

2010 Secured credit facility limits the amounts of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be impacted also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2010, our outstanding debt totaled $370.0 million, which consisted of fixed-rate debt of $222 million and variable rate debt of $148 million.

If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $12.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.5 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.5 million per year. This assumes that the average amount outstanding under our variable rate debt for a year approximates $148 million, the balance at December 31, 2010.

Share Price Sensitivity

During 2010, we purchased 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million). At December 31, 2010, only $9.2 million of these notes remained outstanding.

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

At the time we issued the 2006 exchangeable notes, we also entered into a capped call, or call spread, transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. Based on the remainder of the notes still outstanding at December 31, 2010 and if our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 0.1 million shares. At $25 per share, we would be required to issue an additional 0.2 million shares.

Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of December 31, 2010. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Assuming a price of $20 per share, we would be required to issue an additional 2.5 million shares. At $25 per share, we would be required to issue an additional 3.4 million shares.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Medical Properties Trust, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity, and of cash flows listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 25, 2011

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Amounts in thousands, except for per share data)

ASSETS
Real estate assets
Land	$96,894	$87,888
Buildings and improvements	893,741	774,022
Construction in progress and other	6,730	291
Intangible lease assets	35,004	24,097
Mortgage loans	165,000	200,164
Real estate held for sale	—	89,973

Gross investment in real estate assets	1,197,369	1,176,435
Accumulated depreciation	(68,662)	(47,965)
Accumulated amortization	(7,432)	(5,133)

Net investment in real estate assets	1,121,275	1,123,337
Cash and cash equivalents	98,408	15,307
Interest and rent receivables	26,176	19,845
Straight-line rent receivables	28,912	27,539
Other loans	50,985	110,842
Other assets	23,058	13,028

Total Assets	$1,348,814	$1,309,898

LIABILITIES AND EQUITY
Liabilities
Debt, net	$369,970	$576,678
Accounts payable and accrued expenses	35,974	29,247
Deferred revenue	23,137	15,350
Lease deposits and other obligations to tenants	20,157	17,048

Total liabilities	449,238	638,323
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,225 shares at December 31, 2010 and 78,725 shares at December 31, 2009	110	79
Additional paid-in capital	1,051,785	759,721
Distributions in excess of net income	(148,530)	(88,093)
Accumulated other comprehensive loss	(3,641)	—
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	899,462	671,445
Non-controlling interests	114	130

Total Equity	899,576	671,575

Total Liabilities and Equity	$1,348,814	$1,309,898

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except for per share data)

Revenues
Rent billed	$92,785	$81,865	$74,146
Straight-line rent	2,074	8,221	3,742
Interest and fee income	26,988	28,723	29,182

Total revenues	121,847	118,809	107,070
Expenses
Real estate depreciation and amortization	24,486	22,628	22,385
Loan impairment charge	12,000	—	—
Property-related	4,407	3,802	4,242
General and administrative	28,535	21,096	19,515

Total operating expense	69,428	47,526	46,142

Operating income	52,419	71,283	60,928
Other income (expense)
Interest and other income	1,518	43	86
Debt refinancing costs	(6,716)	—	—
Interest expense	(33,993)	(37,656)	(42,424)

Net other expenses	(39,191)	(37,613)	(42,338)

Income from continuing operations	13,228	33,670	18,590
Income from discontinued operations	9,784	2,697	14,143

Net income	23,012	36,367	32,733

Net income attributable to non-controlling interests	(99)	(37)	(33)

Net income attributable to MPT common stockholders	$22,913	$36,330	$32,700

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.12	$0.41	$0.27
Income from discontinued operations attributable to MPT common stockholders	0.10	0.04	0.23

Net income attributable to MPT common stockholders	$0.22	$0.45	$0.50

Weighted average shares outstanding — basic	100,706	78,117	62,027

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.12	$0.41	$0.27
Income from discontinued operations attributable to MPT common stockholders	0.10	0.04	0.23

Net income attributable to MPT common stockholders	$0.22	$0.45	$0.50

Weighted average shares outstanding — diluted	100,708	78,117	62,035

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except per share data)

						Distributions	Accumulated
	Preferred		Common		Additional	in Excess	Other
		Par		Par	Paid-in	of Net	Comprehensive	Treasury	Non-Controlling	Total
	Shares	Value	Shares	Value	Capital	Income	Loss	Stock	Interests	Equity

Balance at December 31, 2007	—	$—	52,133	$52	$548,086	$(28,626)	—	$(262)	$77	$519,327
Comprehensive income:
Net income	—	—	—	—	—	32,700	—	—	33	32,733

Comprehensive income	—	—	—	—	—	32,700	—	—	33	32,733
Deferred stock units issued to directors	—	—	—	—	48	(48)	—	—	—	—
Stock vesting and amortization of stock-based compensation	—	—	273	—	6,386	—	—	—	—	6,386
Purchase of Wichita Partnership	—	—	—	—	—	—	—	—	145	145
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(12)	(12)
Proceeds from offering (net of offering costs)	—	—	12,650	13	128,318	—	—	—	—	128,331
Dividends declared ($1.01 per common share)	—	—	—	—	—	(63,967)	—	—	—	(63,967)
Issuance of convertible debt	—	—	—	—	3,400	—	—	—	—	3,400

Balance at December 31, 2008	—	$—	65,056	$65	$686,238	$(59,941)	$—	$(262)	$243	$626,343

Comprehensive income:
Net income	—	—	—	—	—	36,330	—	—	36	36,366

Comprehensive income	—	—	—	—	—	36,330		—	36	36,366
Deferred stock units issued to directors	—	—	52	1	5	(4)	—	—	—	2
Stock vesting and amortization of stock-based compensation	—	—	246	—	5,488	—	—	—	—	5,488
Proceeds from offering (net of offering costs)	—	—	13,371	13	67,990	—	—	—	—	68,003
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(149)	(149)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(64,478)	—	—	—	(64,478)

Balance at December 31, 2009	—	$—	78,725	$79	$759,721	$(88,093)	$—	$(262)	$130	$671,575

Comprehensive income:
Net income	—	—	—	—	—	22,913	—	—	99	23,012
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(3,641)	—	—	(3,641)

Comprehensive income	—	—	—	—	—	22,913	(3,641)	—	99	19,371
Stock vesting and amortization of stock-based compensation	—	—	700	—	6,616	—	—	—	—	6,616
Proceeds from offering (net of offering costs)	—	—	30,800	31	288,035	—	—	—	—	288,066
Extinguishment of convertible debt	—	—	—	—	(2,587)	—	—	—	—	(2,587)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(115)	(115)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(83,350)	—	—	—	(83,350)

Balance at December 31, 2010	—	$—	110,225	$110	$1,051,785	$(148,530)	$(3,641)	$(262)	$114	$899,576

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Operating activities
Net income	$23,012	$36,367	$32,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,312	26,309	26,535
Amortization and write-off of deferred financing costs and debt discount	6,110	5,824	7,961
Premium paid on extinguishment of debt	3,833	—	—
Straight-line rent revenue	(4,932)	(9,536)	(9,402)
Share-based compensation expense	6,616	5,488	6,386
(Gain) loss from sale of real estate	(10,566)	(278)	(9,305)
Deferred revenue and fee income	(4,393)	(847)	(7,583)
Provision for uncollectible receivables and loans	14,400	—	5,700
Rent and interest income added to loans	—	(921)	(5,556)
Straight-line rent write-off	3,694	1,111	14,037
Payment of interest on early prepayment of debt	(7,324)	—	—
Other adjustments	(30)	(246)	(57)
Decrease (increase) in:
Interest and rent receivable	(5,490)	(2,433)	(4,392)
Other assets	(566)	126	5,249
Accounts payable and accrued expenses	(3,177)	1,700	4,757
Deferred revenue	13,138	87	2,854

Net cash provided by operating activities	60,637	62,751	69,917
Investing activities
Real estate acquired	(137,808)	(421)	(430,710)
Proceeds from sale of real estate	97,669	15,000	89,959
Principal received on loans receivable	90,486	4,305	71,941
Investment in loans receivable	(11,637)	(23,243)	(95,567)
Construction in progress	(6,638)	—	—
Other investments	(9,291)	(7,777)	(4,286)

Net cash provided by (used for) investing activities	22,781	(12,136)	(368,663)
Financing activities
Proceeds from term debt, net of discount	148,500	—	119,001
Payments of term debt	(216,765)	(1,232)	(860)
Payment of deferred financing costs	(6,796)	232	(6,072)
Revolving credit facilities, net	(137,200)	(55,800)	38,014
Distributions paid	(77,087)	(61,649)	(65,098)
Lease deposits and other obligations to tenants	3,667	3,390	2,963
Proceeds from sale of common shares, net of offering costs	288,066	68,003	128,331
Other	(2,702)	—	—

Net cash provided by (used in) financing activities	(317)	(47,056)	216,279

Increase (decrease) in cash and cash equivalents for the year	83,101	3,559	(82,467)
Cash and cash equivalents at beginning of year	15,307	11,748	94,215

Cash and cash equivalents at end of year	$98,408	$15,307	$11,748

Interest paid, including capitalized interest of $63 in 2010, $— in 2009, and $— in 2008	$29,679	$33,272	$31,277
Supplemental schedule of non-cash financing activities:
Other common stock transactions	—	$5	$48

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”) through which we conduct primarily all of our operations, was formed in September 2003. Through another wholly owned subsidiary, Medical Properties Trust, LLC, is the sole general partner of the Operating Partnership.

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

Principles of Consolidation:  Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. We have determined that Vibra, Monroe Hospital and two other smaller tenants are variable interest entities that we have investments in and/or outstanding loans and other receivables due to us of approximately 3%, 2% and 1% of our total assets, respectively. These investments in and/or outstanding loans and other receivables due from these entities represent our maximum exposure to loss. Through qualitative analysis, we have determined that we are not the primary beneficiary of these entities as we do not direct the activities that most significantly impact the economic performance of theses entities (such as the day-to-day management of the tenant’s hospital operations). Therefore, we have not consolidated these entities in our financial statements.

Cash and Cash Equivalents:  Certificates of deposit, short-term investments with original maturities of three months or less and money-market mutual funds are considered cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to date on our invested cash. Cash and cash equivalents which have been restricted as to its use are recorded in other assets.

Revenue Recognition:  We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue as recorded on the straight-line method in the consolidated statements of income is presented as two amounts: billed rent revenue and straight-line revenue. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as billed rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases provide for additional rents contingent upon a percentage of the tenant revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

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

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other long-term loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

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

Acquired Real Estate Purchase Price Allocation:  We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, from time to time, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We measure the aggregate value of other lease intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months. depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Other intangible assets acquired, may include customer relationship intangible values which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.

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

Real Estate and Depreciation:  Real estate, consisting of land, buildings and improvements, are recorded at cost. Although typically paid by our tenants, any expenditures for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months. We record the results of operations from material property sales or planned sales (which include real property, loans and any receivables) as discontinued operations in the consolidated statements of income for all periods presented if we do not have any continuing involvement with the property subsequent to its sale. Results of discontinued operations include interest expense from debt which specifically collateralizes the property sold or held for sale.

Construction in progress includes the cost of land, the cost of construction of buildings, improvements and fixed equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Depreciation is calculated on the straight-line method over the weighted average useful lives of the related real estate and other assets, as follows:

Buildings and improvements	37.8 years
Tenant lease intangibles	14.3 years
Tenant improvements	5.4 years
Furniture, equipment and other	9.5 years

Losses from Rent Receivables:  We continuously monitor the performance of our existing tenants including, but not limited to,: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant’s operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue and patient mix; and the effect of evolving healthcare regulations on tenant’s profitability and liquidity. We utilize this information along with the tenant’s payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from the collateral, if any.

Loans:  Loans consist of mortgage loans, working capital loans and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral if the loan is collateral dependent. When a loan is deemed to be impaired, we generally place the loan on non-accrual status and record interest income only upon receipt of cash.

Earnings Per Share:  Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Certain of our unvested restricted and performance stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities are included in the earnings allocation in computing both basic and diluted earnings per common share.

Income Taxes:  We conduct our business as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our ordinary taxable income. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of two taxable REIT subsidiaries, MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (CVT”) that are not entitled to a dividends paid deduction and are

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

subject to federal, state and local income taxes. MDS and CVT are authorized to provide property development, leasing and management services for third-party owned properties and make loans to lessees and operators.

Stock-Based Compensation:  We currently sponsor the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) that was established in 2004. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods which generally range from three to seven years, using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards that contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to seven years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

Deferred Costs:  Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. External costs incurred in connection with anticipated financings and refinancing of debt are generally capitalized as deferred financing costs in other assets and amortized over the lives of the related loans as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan (interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are recognized as a reduction in interest income over the life of the loan.

Derivative Financial Investments and Hedging Activities.  During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivates designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivates offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

To qualify for hedge accounting, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge prior to entering into a derivative transaction. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. In addition, for cash flow hedges, we assess whether the underlying forecasted transaction will occur. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or that is probable that the underlying forecasted transaction will not occur.

Fair Value Measurement

We measure and disclose the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1 — quoted prices for identical instruments in active markets;

•	Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis. When available, we utilize quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, we consistently apply the dealer (market maker) pricing estimate and classify the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by us include discounted cash flow and Black Scholes valuation models. We also consider our counterparty’s and own credit risk on derivatives and other liabilities measured at their estimated fair value.

Reclassifications:  Certain reclassifications have been made to the consolidated financial statements to conform to the 2010 consolidated financial statement presentation. Assets sold or held for sale have been reclassified on the consolidated balance sheets and related operating results have been reclassified from continuing operations to discontinued operations (see Note 11).

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2010	2009	2008
	(Amounts in thousands)

Land	$8,227	$421	$45,293
Buildings	119,626	—	373,472
Intangible lease assets-subject to amortization (weighted-average useful life 19.4 years in 2010 and 10.7 years in 2008)	9,955	—	11,945

	$137,808	$421	$430,710

In the fourth quarter of 2010, we acquired two long-term acute care hospital facilities in Texas for an aggregate purchase price of $64 million. The properties acquired had existing leases in place which we assumed. The Triumph Hospital Clear Lake, a 110-bed facility that opened in 2005, is subject to a lease maturing in 2025 and can be renewed by the lessee for two five-year terms. Triumph Hospital Tomball, a 75-bed facility that opened in August 2006, is subject to a lease that matures in 2026 and can be renewed by the lessee for two five-year terms.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In the second quarter of 2010, we acquired three inpatient rehabilitation hospitals in Texas for an aggregate purchase price of $74 million. The properties acquired had existing leases in place which we assumed, that have initial terms expiring in 2033. Each lease may, subject to conditions, be renewed by the operator for two additional ten-year terms.

From the respective acquisition dates in 2010 through year-end, these 2010 acquisitions contributed $4.3 million of revenue and $3.4 million of income. In addition, we incurred approximately $2.0 million in acquisition related expenses in 2010, of which approximately $0.9 million related to acquisitions consummated as of December 31, 2010. These acquisition expenses are reflected in general and administrative expenses in the consolidated statements of income.

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

In June 2008, we entered into a $60 million loan with affiliates of Prime related to three southern California hospital campuses operated by Prime. We acquired one of the facilities in July 2008 from a Prime affiliate for approximately $15 million and the other two facilities (including two medical office buildings) in the 2008 fourth quarter for $45 million. We entered into a 10-year lease with the Prime affiliate concurrent with our acquisitions of each of these facilities.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2010, 2009 and 2008, as if each significant acquisition was consummated on the same terms at the beginning of each year.

	2010	2009
	(Amounts in thousands
	except per share amounts)

Total revenues	$130,470	$129,454
Net income attributable to MPT common stockholders	18,026	37,884
Net income per share attributable to MPT common stockholders-diluted	$0.17	$0.47

Disposals

In the fourth quarter 2010, we sold the real estate of our Montclair Hospital, an acute care medical center to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million. Due to this sale, operating results of our Montclair facility have been included in discontinued operations for the current period and all prior periods and, we have reclassified the asset of this property to Real Estate Held for Sale in our accompanying Consolidated Balance Sheet at December 31, 2009.

In October 2010, we sold the real estate of our Sharpstown facility in Houston, Texas to a third party for net proceeds of $2.7 million resulting in a gain of $0.7 million. At December 31, 2009, this facility was reclassified as held for sale and the related operating results have been included in discontinued operations for the current period and all prior periods.

In the second quarter 2010, we sold the real estate of our Inglewood Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime Healthcare, for $75 million resulting in a gain of approximately $6 million. Due to this sale, operating results of our Inglewood facility have been included in discontinued operations for the current period and all prior periods, and we have reclassified the asset of this property to Real Estate Held for Sale in our accompanying Consolidated Balance Sheet at December 31, 2009.

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

Intangible Assets

At December 31, 2010 and 2009, our intangible lease assets were $35.0 million ($27.6 million, net of accumulated amortization) and $24.1 million ($19.0 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $3.2 million, $4.5 million (including $0.5 million of accelerated amortization as described below) and $8.1 million (including $4.5 million of accelerated amortization as described below) in 2010, 2009, and 2008, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:

2011	$2,957
2012	2,592
2013	2,559
2014	2,494
2015	2,305

As of December 31, 2010, capitalized lease intangibles have a weighted average remaining life of 14.3 years.

Leasing Operations

Minimum rental payments due to us in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2010, are as follows: (amounts in thousands)

2011	$93,799
2012	90,443
2013	90,980
2014	89,291
2015	86,392
Thereafter	653,621

$1,104,526

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

In April 2009, we terminated leases on two of our facilities in Louisiana (Covington and Denham Springs) after the operator defaulted on the leases. As a result of the lease terminations, we recorded a $1.1 million charge in order to fully reserve and write off, respectively, the related straight-line rent receivables associated with the Covington and Denham Springs facilities. In addition, we accelerated the amortization of the related lease intangibles resulting in $0.5 million of expense in the 2009 second quarter. In June 2009, we re-leased the Denham Springs facility to a new operator under terms similar to the terminated lease. In March 2010, we re-leased our

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Covington facility. The lease has a fixed term of 15 years with an option, at the lessee’s discretion, to extend the term for three additional periods of five years each. Rent during 2010 was based on an annual rate of $1.4 million and, commencing on January 1, 2011, increases annually by 2%. At the end of each term, the tenant has the right to purchase the facility at a price generally equivalent to the greater of our undepreciated cost and fair market value. Separately, we also obtained an interest in the operations of the tenant whereby we may receive additional consideration based on the profitability of such operations.

In January 2009, the then-operator of our Bucks County facility gave notice of its intentions to close the facility. The associated lease was terminated, which resulted in the write-off of $4.7 million in uncollectible rent and other receivables in December 2008. This write-off excluded $3.8 million of receivables that were guaranteed by the former tenant’s parent company. In the 2010 fourth quarter, we agreed to settle our $3.8 million claim of unpaid rent for $1.4 million resulting in a $2.4 million charge to earnings.

In July 2009, we re-leased our Bucks County facility located in Bensalem, Pennsylvania. The lease has a fixed term of five years with an option, at the lessee’s discretion, to extend 15 additional periods of one year each. Initial cash rent was $2.0 million per year with annual escalations of 2%. Separately, we also obtained a profits interest whereby we may receive up to an additional $1.0 million annually pursuant to an agreement that provides for our participation in certain cash flows, if any, as defined in the agreement. After the fixed term, the tenant has the right to purchase the facility at a price based on a formula set forth in the lease agreement.

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

On November 1, 2008, we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $12.0 million in additional rent and a profits participation of up to $8.0 million based on the future profitability of the new lessee’s operations. In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Redding property, and we terminated our agreements with Prime concerning the additional rent and profits interest. Of this $12 million in additional rent, $2.6 million has been recognized in income from lease inception through December 31, 2010, (including $1.2 million in each of 2010 and 2009) and we expect to recognize the other $9.4 million into income over the remainder of the lease life.

As of December 31, 2010, we have advanced approximately $28 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including additional advances of $1.3 million in 2010. In addition as of December 31, 2010, we have $11.5 million ($1.9 million accrued in 2010) of rent, interest and other charges outstanding, of which $5.4 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it is reasonably likely that the existing tenant will be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At December 31, 2010, our net investment (exclusive of the related real estate) of $27.6 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $4 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

We continue to evaluate possible operating strategies for the hospital. We have entered into a forbearance agreement with the operator whereby we have generally agreed, under certain conditions, not to fully exercise our rights and remedies under the lease and loan agreements during limited periods. We have not committed to the adoption of a plan to transition ownership or management of the hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We have not recognized any interest income on the Monroe loan since it was considered impaired in the 2010 first quarter.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
		Weighted Average		Weighted Average
	Balance	Interest Rate	Balance	Interest Rate

Mortgage loans	$165,000	10.0%	$200,164	9.9%
Other loans	50,985	10.8%	110,842	10.6%

	$215,985		$311,006

In 2010, we funded $2.8 million for an expansion loan on the Centinela property. This expansion loan and original mortgage loan were repaid in the amount of $43 million in the 2010 fourth quarter.

In December 2009, we committed to fund a mortgage loan totaling $20.0 million to an affiliate of Prime, $15 million of which was advanced in 2009 with the remainder advanced in 2010. This loan is collateralized by the Desert Valley facility and the purpose of the loan was to help fund an overall $35.0 million expansion and renovation.

Including our working capital loans to Monroe (discussed previously), our other loans primarily consist of loans to our tenants for acquisitions and working capital purposes. In 2008 and as part of the leasing of our Redding Hospital, we agreed to provide Prime a working capital loan up to $20 million. In April 2010, Prime repaid this loan and other working capital loans plus accrued interest in the amount of $40 million. In conjunction with our purchase of six healthcare facilities in July and August 2004, we also made loans aggregating $41.4 million to Vibra. As of December 31, 2010, Vibra has reduced the balance of the loans to $19.6 million.

Concentration of Credit Risks

For the years ended December 31, 2010, 2009, and 2008, affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 32.7%, 33.7%, and 26.9%, respectively, of our total revenues , and Vibra (including rent and interest from working capital loans) accounted for 14.5%, 15.1%, and 17.4%, respectively, of our total revenues.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
	Balance	Interest Rate	Balance	Interest Rate

Revolving credit facilities	$—	Variable	$137,200	Variable
Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333%-7.871%	125,000	7.333%-7.871%
Exchangeable senior notes
Principal amount	91,175	6.125%-9.250%	220,000	6.125%-9.250%
Unamortized discount	(2,585)		(8,265)

	88,590		211,735
Term loans Principal amount	157,683	Various	102,743	Various
Unamortized discount	(1,303)		—

	156,380		102,743

	$369,970		$576,678

As of December 31, 2010, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows:

2011	$25,608
2012	1,500
2013	83,500
2014	1,500
2015	1,500
Thereafter	260,250

Total	$373,858

In May 2010, we closed on a new $450 million secured credit facility with a syndicate of banks and others, and the proceeds of such new credit facility along with cash proceeds from a secondary stock offering as more fully described in Note 9 were used to repay in full all outstanding obligations under the old $220 million credit facility, fund the purchase of 93% of our outstanding 6.125% exchangeable senior notes and payoff of a $30 million term loan. These refinancing activities resulted in a charge of approximately $6.7 million in 2010 related to the write-off of previously deferred financing costs and the premium we paid associated with the exchangeable notes buy back. The new credit facility includes a $150 million term loan facility (“2010 Term Loan”) and a $300 million revolving loan facility (“2010 Revolving Facility”), which was increased to $330 million in September 2010. We may further increase the 2010 Revolving Facility up to $375 million via an accordion feature through November 2011.

Revolving Credit Facilities

The 2010 Revolving Facility has a 3-year term that matures on May 17, 2013 and has an interest rate option of (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 2.00%, but that is adjustable from 2.00% to 2.75% based on current total leverage, or (2) LIBOR plus a spread initially set at 3.00%, but that is adjustable from 3.00% to 3.75% based on current total leverage. In addition, we are required to pay a quarterly commitment fee on the undrawn portion of the 2010 Revolving Facility, ranging from 0.375% to 0.500% per year. The 2010 Revolving Facility is collateralized by (i) the equity interests of certain of our subsidiaries and

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(ii) mortgage loans payable to us. We may borrow up to the maximum of the facility so long as we do not permit the ratio of outstanding indebtedness under the facility to exceed 55% of the value of the borrowing base, as described in the revolving facility agreement. From inception of this new facility through December 31, 2010, we have not borrowed under this facility, and as of December 31, 2010, we had $322.4 million of availability.

In regards to the $220 million credit facility that we paid off in 2010, our outstanding borrowings under the revolving facility were $96 million at December 31, 2009. For 2009, our interest rate was primarily set of the 30-day LIBOR plus 1.75% (1.99% at December 31, 2009). In addition, the old credit facility provided for a quarterly commitment fee on the unused portion ranging from 0.20% to 0.35%. The weighted average interest rate on this facility was 2.21% for 2009.

In June 2007, we signed a collateralized revolving bank credit facility for up to $42 million. The terms are for five years with interest at the 30-day LIBOR plus 1.50% (1.77% at December 31, 2010 and 1.73% at December 31, 2009). The amount available under the facility decreases $0.8 million per year until maturity. The facility is collateralized by one real estate property with a net book value of $56.5 million and $57.9 million at December 31, 2010 and 2009, respectfully. This facility had an outstanding balance of $0 and $41.2 million at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, we had $40.4 million of availability under this revolving credit facility. The weighted-average interest rate on this revolving bank credit facility was 1.74% and 1.86% for 2010 and 2009, respectively.

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

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million Senior Notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our Senior Notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2010, the fair value of the interest rate swaps is $3.6 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures while the ineffective portion is recorded through earnings. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2010 and therefore, there was no income statement effect recorded during the year ended December 31, 2010.

Exchangeable Senior Notes

In November 2006, our Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “2006 Exchangeable Notes”). The 2006 Exchangeable Notes pay interest semi-annually at a rate of 6.125% per annum and mature on November 15, 2011. The 2006 Exchangeable Notes have an

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

initial exchange rate of 60.3346 of our common shares per $1,000 principal amount of the notes, representing an exchange price of $16.57 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2006 Exchangeable Notes are exchangeable, prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on August 15, 2011 and also upon the occurrence of specified events, for cash up to their principal amount and cash or our common shares for the remainder of the exchange value in excess of the principal amount. Net proceeds from the offering of the 2006 Exchangeable Notes were approximately $134 million, after deducting the initial purchasers’ discount. The 2006 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us. During 2010, 93% of the outstanding 6.125% exchangeable senior notes due 2011 were repurchased at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million). The outstanding balance on the 2006 Exchangeable Notes is $9.2 million as of December 31, 2010.

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

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of the 2008 Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The 2008 Exchangeable Notes pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The 2008 Exchangeable Notes have an initial exchange rate of 80.8898 shares of our common stock per $1,000 principal amount, representing an exchange price of $12.36 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2008 Exchangeable Notes are exchangeable prior to the close of business on the second day immediately preceding the stated maturity date at any time beginning on January 1, 2013 and also upon the occurrence of specified events, for cash up to their principal amounts and cash or our common shares for the remainder of the exchange value in excess of the principal amount. The 2008 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

Term Loans

The 2010 Term Loan has a 6-year term that matures May 17, 2016 and has an interest rate option of (1) LIBOR plus a spread of 3.5% or (2) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread of 2.50%. This 2010 Term Loan is subject to a LIBOR floor of 1.5% (5.00% at December 31, 2010). We make quarterly principal payments of $375,000 on the term loan. The 2010 Term Loan had an outstanding balance of $149.3 million at December 31, 2010.

Included in the $220 million credit facility that was paid off in 2010 was a term loan that had an outstanding balance of $64.5 million at December 31, 2009. This term loan’s interest rate was based on the 30-day LIBOR plus a spread of 200 basis points (2.26% at December 31, 2009).

In June 2008, our Operating Partnership signed a term loan agreement for $30.0 million that was paid off during 2010. This facility had an outstanding balance of $29.6 million at December 31, 2009. The loan had a variable interest rate of 400 basis points in excess of LIBOR (4.23% at December 31, 2009).

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In November 2008, we signed a collateralized term loan facility for $9 million with interest fixed at 5.66%. The term loan has a stated maturity date of November 2013; however, this could mature earlier if the lease of the collateralized property (that comes due in December 2011) is not extended. We make monthly principal and interest payments on this loan. The facility is collateralized by one real estate property with a book value of $18.2 million at December 31, 2010. This facility had an outstanding balance of $8.4 million at December 31, 2010.

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

In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2010, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. For 2010 and 2009, we recorded tax expense of $1.6 million and $0.3 million, respectively, while we recorded a tax benefit of $1.1 million in 2008.

At December 31, 2010 and 2009, we had a net deferred tax asset (prior to valuation allowance) of $6.7 million and $1.8 million respectively. This increase is primarily related to the loss reserve recorded in 2010 on the Monroe loan and an increase in the federal and state net operating loss carry forwards (“NOLs”). NOLs are available to offset future earnings in one of our taxable REIT subsidiaries within the periods specified by law. At December 31, 2010, we had U.S. federal and state NOLs of $7.4 million and $7.9 million, respectively, that expire in 2020 through 2030.

With the early prepayment of working capital loans by Prime and the impairment of the Monroe loan as more fully described in Note 3, we did not believe that one of our taxable REIT subsidiaries would generate enough taxable income to use the federal and state net operating losses noted above within the carry forward period specified by law. Therefore, in the 2010 second quarter, we fully reserved for the net deferred tax asset. At December 31, 2010 and 2009 the valuation allowance was $6.8 million and $0.3 million, respectively. We will

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

continue to monitor this valuation allowance and, if circumstances change (such as entering into new working capital loans or other transactions), we will adjust this valuation allowance accordingly.

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

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2010	2009	2008

Common share distribution	$0.800000	$0.800000	$1.080000
Ordinary income	0.388128	0.471792	0.677940
Capital gains(1)	0.027724	0.003708	0.145400
Unrecaptured Sec. 1250 gain	0.022784	0.003708	0.138168
Return of capital	0.384148	0.324500	0.256660
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

6.	Earnings Per Share

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Numerator:
Income from continuing operations	$13,228	$33,670	$18,590
Non-controlling interests’ share in continuing operations	(99)	(36)	(29)
Participating securities’ share in earnings	(1,254)	(1,506)	(1,745)

Income from continuing operations, less participating securities’ share in earnings	11,875	32,128	16,816
Income from discontinued operations	9,784	2,697	14,143
Non-controlling interests’ share in discontinued operations	—	(1)	(4)

Income from discontinued operations attributable to MPT common stockholders	9,784	2,696	14,139

Net income, less participating securities’ share in earnings	$21,659	$34,824	$30,955

Denominator:
Basic weighted-average common shares	100,706	78,117	62,027
Dilutive stock options	2	—	8

Diluted weighted-average common shares	100,708	78,117	62,035

For each of the years ended December 31, 2010, 2009, and 2008, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

7.	Stock Awards

We have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,716,379 shares remain available for future stock awards as of December 31, 2010. The Equity Incentive Plan contains a limit of 1,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards.

We awarded 50,000 common stock options in 2007, with an exercise price and estimated grant date fair values of $12.09 and $1.36 per option, respectively. The options awarded in 2007 vest annually in equal amounts over three years from the date of award and expire in 2012. We use the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2007, the following assumptions were used to derive the fair values: an option term of four years; expected volatility of 28.34%; a weighted average risk-free rate of return of 4.62%; and a dividend yield of 8.93%. The intrinsic value of options exercisable and outstanding at December 31, 2010, is $-0-. No options were granted, exercised, or forfeited in 2010, 2009, or 2008. At December 31, 2010, we had 130,000 options outstanding and exercisable, with a weighted-average exercise price of $10.80 per option. The weighted average remaining contractual term of options exercisable and outstanding is 3.0 years.

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods that generally range from three to seven years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2006, 2007, and 2010, the Compensation Committee made awards which vest based on us achieving certain performance levels, stock price levels, total shareholder return or comparison to peer total return indices. The 2010 awards are based on us achieving a simple 9.5% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2014. The 2006 awards are based on us achieving levels of total shareholder return compared to an industry index.

The 2007 awards were granted under our 2007 Multi-year Incentive Plan (“MIP”) adopted by the Compensation Committee and consist of three components: service-based awards, core performance awards (“CPRE”), and superior performance awards (“SPRE”). The service-based awards vest annually and ratably over a seven-year period beginning December 31, 2007. The CPRE awards also vest annually and ratably over the same seven-year period contingent upon our achievement of a simple 9% annual total return to shareholders (pro-rated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior or future year. SPRE awards were to be earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and were to vest annually and ratably over the subsequent three-year period (2011-2013). At December 31, 2010, the share price thresholds were not met. However, in accordance with the SPRE award agreements, 33.334% of the SPRE awards were earned as we performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period. The other 66.666% of the SPRE awards were deemed forfeited. All unvested 2007 MIP awards provide for payment of dividends and other non-liquidating distributions, except that the SPRE awards, prior to the

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

awards being earned, pay dividends at 20% of the per share dividend amount. The 2007 MIP awards were made in the form of restricted shares and a new class of partnership units in our Operating Partnership (“LTIP units”). The LTIP units that are earned may eventually be converted, at our election, into either shares of common stock on a one-for-one basis or their equivalent in cash. We have valued our LTIP awards at the same per unit value as a corresponding restricted stock award. We used an independent valuation consultant to assist us in determining the value of the 2007 MIP awards’ CPRE and SPRE components using a Monte Carlo simulation. The following assumptions were used to derive the fair values for the SPRE and CPRE, respectively: term — 3.4 years and 6.4 years; expected (implied) volatility 27.00% and 26.00%; risk-free rate of return 4.55% and 4.65%; and, dividends — $1.08 in 2007, $1.10 in 2008, $1.13 in 2009, and 3% annual increase thereafter through 2013. In addition to the SPRE awards noted earlier, 79,287 shares/LTIP units were earned in 2010 under the CPRE award. For 2009, 79,287 shares/LTIP units were earned under the CPRE award, but no SPRE awards were earned.

The following summarizes restricted equity awards activity in 2010 and 2009, respectively:

For the Year Ended December 31, 2010:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Nonvested awards at beginning of the year	962,350	$10.22	1,301,088	$6.90
Awarded	277,680	$10.39	182,600	$9.25
Vested	(454,323)	$9.97	(175,279)	$10.64
Forfeited	(2,402)	$8.66	(480,000)	$3.31

Nonvested awards at end of year	783,305	$10.43	828,409	$8.70

For the Year Ended December 31, 2009:

			Vesting Based on
	Vesting Based		Market/Performance
	on Service		Conditions
		Weighted Average		Weighted Average
	Shares	Value at Award Date	Shares	Value at Award Date

Nonvested awards at beginning of the year	828,106	$12.24	1,380,375	$7.15
Awarded	441,134	$6.30	—	—
Vested	(299,167)	$10.08	(79,287)	$11.29
Forfeited	(7,723)	$8.16	—	—

Nonvested awards at end of year	962,350	$10.22	1,301,088	$6.90

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2010, 2009 and 2008, we recorded $6.6 million, $5.5 million, and $6.4 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2010, is $9.6 million and will be recognized over a weighted average period of 2.4 years. Restricted equity awards which vested in 2010 had a value of $6.1 million on the vesting dates.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

8.	Commitments and Contingencies

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. These ground leases are long-term leases and some contain escalation provisions. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense for 2010, 2009 and 2008, respectively, were $989,170, $859,570, and $919,735, which was offset by sublease rental income of $520,090, $520,090, and $498,733 for 2010, 2009, and 2008, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2010 are as follows: (amounts in thousands)

2011	$2,128
2012	2,135
2013	2,021
2014	1,657
2015	1,657
Thereafter	38,971

$48,569

The total amount to be received in the future from non-cancellable subleases at December 31, 2010, is $31.1 million.

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

In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the offering, after underwriting discount and commissions, were $279.1 million. We used the net proceeds from the offering to fund our refinancing activities as discussed in Note 4 with any remaining proceeds to be used for general corporate purposes including funding acquisitions during 2010.

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

In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over allotments, net proceeds from this offering, after underwriting discount and commissions, were $67.8 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.

In March 2008, we sold 12,650,000 shares of common stock at a price of $10.75 per share. After deducting underwriters commissions and offering expenses, we realized proceeds of $128.3 million.

10.	Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximates their fair values. Included in accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our loans, interest, and other receivables by discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes based on quotes from securities dealers and market makers. We estimate the fair value of our senior notes, revolving credit facilities, and term loans based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	December 31,		December 31,
	2010		2009
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value

Interest and rent receivables	$26,176	$20,265	$19,845	$16,712
Loans	215,985	209,126	311,006	299,123
Debt, net	(369,970)	(359,910)	(576,678)	(547,242)

11.	Discontinued Operations

In the fourth quarter 2010, we sold the real estate of our Montclair Hospital, an acute care medical center to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million. In October of 2010, we sold the real estate of our Sharpstown hospital in Houston, Texas to a third party for proceeds of $3.0 million resulting in a gain of $0.7 million. In the second quarter of 2010, we sold the real estate of our Inglewood Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime for $75 million resulting in a gain of approximately $6 million. Due to these sales, we have reclassified these assets to Real Estate Held for Sale in our accompanying Consolidated Balance Sheet at December 31, 2009 and reclassified the related operating results to discontinued operations for the current and prior periods.

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

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

In 2006, we terminated leases for a hospital and medical office building (“MOB”) complex and repossessed the real estate. In January 2007, we sold the hospital and MOB complex and recorded a gain on the sale of real estate of $4.1 million. During the period between termination of the lease and sale of the real estate, we substantially funded through loans the working capital requirements of the hospital’s operator pending the operator’s collection of patient receivables from Medicare and other sources. At December 31, 2007, we had $4.2 million in working capital loans included in assets of discontinued operations on the consolidated balance sheet. In July 2008, we received from Medicare the substantial remainder of amounts that we expect to collect and based thereon wrote off in the second quarter of 2008 $2.1 million (net of $1.2 million in tax benefits) of remaining uncollectible receivables from the operator. We were defendants in litigation related to this discontinued operation and it resulted in a significant amount of legal expenses in 2009 and 2008 including a settlement of $2.7 million reached in the 2009 fourth quarter.

We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations.

The following table presents the results of discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$3,838	$3,269	$12,970
Gain on sale	9,072	278	9,305
Income from discontinued operations	9,784	2,697	14,143
Income from discontinued operations attributable to MPT common stockholders — diluted per share	$0.10	$0.04	$0.23

12.	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2010 Ended
	March 31	June 30	September 30	December 31

Revenues	$30,858	$30,593	$28,644	$31,752
Income (loss) from continuing operations	(3,439)	(305)	8,663	8,309
Income from discontinued operations	625	6,537	301	2,321
Net income (loss)	(2,814)	6,232	8,964	10,630
Net income (loss) attributable to MPT common stockholders	(2,822)	6,223	8,919	10,593
Net income (loss) attributable to MPT common stockholders per share — basic	$(0.04)	$0.06	$0.08	$0.09
Weighted average shares outstanding — basic	79,176	103,498	110,046	110,103
Net income (loss) attributable to MPT common stockholders per share — diluted	$(0.04)	$0.06	$0.08	$0.09
Weighted average shares outstanding — diluted	79,176	103,498	110,046	110,108

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

	For the Three Month Periods in 2009 Ended
	March 31	June 30	September 30	December 31

Revenues	$29,460	$28,640	$30,639	$30,069
Income from continuing operations	8,207	6,608	9,525	9,330
Income (loss) from discontinued operations	2,511	1,251	859	(1,924)
Net income	10,718	7,859	10,384	7,406
Net income attributable to MPT common stockholders	10,710	7,846	10,374	7,399
Net income attributable to MPT common stockholders per share — basic	$0.14	$0.09	$0.13	$0.09
Weighted average shares outstanding — basic	76,432	78,616	78,655	78,755
Net income attributable to MPT common stockholders per share — diluted	$0.14	$0.09	$0.13	$0.09
Weighted average shares outstanding — diluted	76,432	78,616	78,655	78,755

13.	Subsequent Events

As of February 24, 2011, we invested $195 million in health care real estate using cash on-hand and proceeds from our existing revolving credit facilities. We have not yet completed the purchase price allocations for these acquired properties; therefore, we cannot provide the normal disclosures required for such acquisitions at this time.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2010, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 14, 2011.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 14, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 14, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 14, 2011.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 14, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Second Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(13)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.15(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.16(10)	First Amendment to Term Loan Agreement
10	.17(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.18(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.19(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.20(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

Exhibit
Number		Exhibit Title

10	.22(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.23(17)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.24(17)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.25(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.26(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.27(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.28(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.29(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008
10	.30(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.31(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
10	.33(18)	Separation Agreement and General Release, dated June 11, 2010, between Medical Properties Trust, Inc. and Michael G. Stewart
10	.34(9)	Revolving Credit and Term Loan Agreement, dated as of May 17, 2010, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association and Royal Bank of Canada, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent
12	.1(19)	Statement re Computation of Ratios
21	.1(19)	Subsidiaries of Registrant
23	.1(19)	Consent of PricewaterhouseCoopers LLP
23	.2(19)	Consent of Moss Adams LLP
31	.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008
99	.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2010

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 20, 2010.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.

(19)	Included in this Form 10-K.

(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2009 and 2008) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2010) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2009 filed with the Commission on April 9, 2010 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Virginia A. Clarke Virginia A. Clarke	Director	February 25, 2011

/s/ Sherry A. Kellett Sherry A. Kellett	Director	February 25, 2011

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 25, 2011

/s/ G. Steven Dawson G. Steven Dawson	Director	February 25, 2011

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	February 25, 2011

/s/ William G. McKenzie William G. McKenzie	Vice Chairman of the Board	February 25, 2011

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	February 25, 2011

Medical Properties Trust, Inc.
Schedule II: Valuation and Qualifying Accounts
December 31, 2010

	Balance at	Additions
	Beginning of	Charged Against		Net		Balance at
Year Ended December 31,	Year(1)	Operations(1)		Recoveries(1)		End of Year(1)
		(In thousands)

2010	$4,339	$22,245	(3)	$2,658		$23,926

2009	$397	$5,107		$1,165		$4,339

2008	$4,202	$397		$4,202	(2)	$397

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.

(2)	Includes $3.2 million of write offs associated with our West Houston property that was sold in 2007.

(3)	Includes $12 million loan loss reserve related to our Monroe property and a $6.5 million increase in valuation allowances to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.

II-1

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010

												Life on which
												depreciation in
												latest income
												statements is
		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2010			Accumulated	Date of	Date	computed
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Construction	Acquired	(Years)
	(Dollar amounts in thousands)

Thornton, CO	Long term acute care hospital	$2,130	$6,013	$2,237	$—	$2,130	$8,250	$10,380	$1,068	1962	August 17, 2004	40
New Bedford, MA	Long term acute care hospital	1,400	19,772	256	—	1,400	20,028	21,428	3,159	1942	August 17, 2004	40
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	1,431	1984	June 9, 2005	40
Denham Springs, LA	Long term acute care hospital	429	5,340	—	49	429	5,389	5,818	686	1960	June 9, 2005	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,361	1,629	22,684	24,313	2,919	1991	June 30, 2005	40
Sherman Oaks, CA	Acute care general hospital	5,290	13,587	—	31	5,290	13,618	18,908	1,706	1956	December 30, 2005	40
Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	3,435	2006	August 8, 2006	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	1,466	2006	September 5, 2006	40
Huntington Beach, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,136	1965	November 8, 2006	40
La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,136	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	2,273	1964	November 8, 2006	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	954	2002	December 1, 2006	40
San Antonio, TX	Rehabilitation hospital	—	10,198	—	—	—	10,198	10,198	1,041	1987	December 1, 2006	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	735	1998	December 1, 2006	40
Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	5,742	2006	December 1, 2006	40
Bensalem, PA	Acute care general hospital	6,911	38,185	—	(352)	6,912	37,832	44,744	3,670	2006	March 19, 2007	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	1,815	1964	April 18, 2007	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	1,439	1964	May 9, 2007	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	4,613	1974	August 10, 2007	40
Houston, TX	Acute care general hospital	3,501	34,530	—	(7,319)	3,274	27,438	30,712	2,312	1960	August 10, 2007	40
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	1,085	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	1,222	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	429	1975	April 22, 2008	10
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	1,345	1982	April 1, 2008	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	624	1956	May 22, 2008	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	427	1974	April 22, 2008	10
Fayetteville, AR	Rehabilitation hospital	909	18,332	—	—	909	18,332	19,241	1,146	1991	July 14, 2008	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,939	25,439	1,465	1985	April 22, 2008	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	574	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	413	1982	November 25, 2008	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	2,741	2002	April 1, 2008	40
Morgantown, WV	Rehabilitation hospital	—	21,552	—	—	—	21,552	21,552	2,010	1989	May 19, 2008	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	308	1979	April 22, 2008	10
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	570	2006	July 1, 2008	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	3,895	1980	April 22, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	2,584	1980	April 22, 2008	40
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	241	1979	April 22, 2008	10
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	358	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	266	1979	November 25, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	608	1976	April 22, 2008	10
Tucson, AZ	Long term acute care hospital	920	6,078	—	—	920	6,078	6,998	418	1987	April 1, 2008	40
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	144	1979	April 22, 2008	10
Webster, TX	Long term acute care hospital	988	10,432	—	1	988	10,433	11,421	717	1986	April 1, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	1,262	1992	April 4, 2008	40
Addison, TX	Rehabilitation hospital	2,013	22,531	—	—	2,013	22,531	24,544	282	2008	June 17, 2010	40
Shenandoah, TX	Rehabilitation hospital	2,033	21,943	—	—	2,033	21,943	23,976	274	2008	June 17, 2010	40
Richardson, TX	Rehabilitation hospital	2,219	17,419	—	—	2,219	17,419	19,638	218	2008	June 17, 2010	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	300	1980	September 17, 2010	15
Webster, TX	Long term acute care hospital	664	33,751	—	—	664	33,751	34,414	—	2004	December 21, 2010	40
Tomball, TX	Long term acute care hospital	1,298	23,982	—	—	1,298	23,982	25,280	—	2005	December 21, 2010	40

		$94,258	$887,967	$2,493	$5,918	$96,894	$893,741	$990,635	$68,662

III-1

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset and mortgage loans, for the years ended:

	December 31,	December 31,	December 31,
	2010	2009	2008

COST
Balance at beginning of period	$934,601	$943,700	$614,088
Acquisitions	146,854	421	418,766
Transfers from construction in progress	—	—	2,475
Additions	1,709	5,550	308
Dispositions	(92,529)	(15,070)	(85,648)
Other	—	—	(6,289)

Balance at end of period	$990,635	$934,601(1)	$943,700 (1)

The changes in accumulated depreciation including real estate assets held for sale for the years ended:
	December 31,	December 31,	December 31,
	2010	2009	2008

ACCUMULATED DEPRECIATION
Balance at beginning of period	$51,638	$30,581	$20,214
Depreciation	22,664	21,389	18,118
Depreciation on disposed property	(5,640)	(332)	(7,751)

Balance at end of period	$68,662	$51,638(2)	$30,581(2)

(1)	Includes real estate cost included in real estate held for sale of $72,691 and $87,807 for 2009 and 2008, respectively. Excludes intangible lease assets that are included in real estate held for sale of $24,487 and $24,615 for 2009 and 2008, respectively.

(2)	Includes accumulated depreciation in real estate held for sale of $3,673 and $2,396 for 2009 and 2008 respectively. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $3,532 and $2,020 for 2009 and 2008, respectively.

III-2

SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages	Interest
	(Dollar amounts in thousands)

Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	9.9%	2022		(1)	70,000	70,000	(2)
Desert Valley Hospital	10.7%	2022		(1)	20,000	20,000	(2)
Chino Valley Medical Center	9.9%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	9.6%	2022		(1)	25,000	25,000	(2)

					$165,000	$165,000

(1)	There were no prior liens on loans as of December 31, 2010.

(2)	The mortgage loan was not delinquent with respect to principal or interest.

(3)	The aggregate cost for Federal income tax purposes is $165,000.

Changes in mortgage loans for the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollar amounts in thousands)

Balance at beginning of year	$200,164	$185,000	$185,000
Additions during year:
New mortgage loans and additional advances on existing loans	7,836	15,164	—

	208,000	200,164	185,000

Deductions during year:
Collection of principal	(43,000)	—	—

	(43,000)	—	—

Balance at end of year	$165,000	$200,164	$185,000

IV-1

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.1(1)	Registrant’s Second Articles of Amendment and Restatement
3	.2(2)	Registrant’s Second Amended and Restated Bylaws
3	.3(3)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement
4	.1(1)	Form of Common Stock Certificate
4	.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.3(5)	Indenture, dated November 6, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4	.4(5)	Registration Rights Agreement among Registrant, MPT Operating Partnership, L.P. and UBS Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, dated as of November 6, 2006
4	.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.
4	.6(13)	Registration Rights Agreement among MPT Operating Partnership, L.P., Medical Properties Trust, Inc. and UBS Securities LLC, as representative of the initial purchases of the notes, dated as of March 26, 2008
10	.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.
10	.2(6)	Amended and Restated 2004 Equity Incentive Plan
10	.3(7)	Form of Stock Option Award
10	.4(7)	Form of Restricted Stock Award
10	.5(7)	Form of Deferred Stock Unit Award
10	.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003
10	.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004
10	.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003
10.9		Not used
10	.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003
10	.11(1)	Employment Agreement between Registrant and Michael G. Stewart, dated April 28, 2005
10	.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors
10	.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)
10	.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)
10	.15(12)	Term Loan Credit Agreement among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., as Borrower, the Several Lenders from Time to Time Parties Thereto, KeyBank National Association, as Syndication Agent, and JP Morgan Chase Bank, N.A. as Administrative Agent, with J.P. Morgan Securities Inc. and KeyBank National Association, as Joint Lead Arrangers and Bookrunners
10	.16(10)	First Amendment to Term Loan Agreement
10	.17(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006
10	.18(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006
10	.19(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006
10	.20(16)	First Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated September 29, 2006
10	.21(8)	Second Amended and Restated 2004 Equity Incentive Plan
10	.22(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009
10	.23(17)	Second Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2008
10	.24(17)	Third Amendment to Employment Agreement between Registrant and Michael G. Stewart, dated January 1, 2009
10	.25(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008
10	.26(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009
10	.27(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008
10	.28(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009
10	.29(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

Exhibit
Number		Exhibit Title

10	.30(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009
10	.31(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008
10	.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009
10	.33(18)	Separation Agreement and General Release, dated June 11, 2010, between Medical Properties Trust, Inc. and Michael G. Stewart
10	.34(9)	Revolving Credit and Term Loan Agreement, dated as of May 17, 2010, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association and Royal Bank of Canada, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent
12	.1(19)	Statement re Computation of Ratios
21	.1(19)	Subsidiaries of Registrant
23	.1(19)	Consent of PricewaterhouseCoopers LLP
23	.2(19)	Consent of Moss Adams LLP
31	.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99	.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2009 and 2008
99	.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2010

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.

(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.

(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 20, 2010.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.

(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.

(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.

(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.

(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.

(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.

(19)	Included in this Form 10-K.

(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2009 and 2008) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2010) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2009 filed with the Commission on April 9, 2010 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.