Form 10-Q
period 2011-03-31
MEDICAL PROPERTIES TRUST INC
filed 2011-05-10
CIK 1287865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011 the registrant had 111,715,603 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,223,512	$1,032,369
Mortgage loans	165,000	165,000

Gross investment in real estate assets	1,388,512	1,197,369
Accumulated depreciation and amortization	(83,988)	(76,094)

Net investment in real estate assets	1,304,524	1,121,275
Cash and cash equivalents	7,010	98,408
Interest and rent receivable	26,978	26,176
Straight-line rent receivable	30,675	28,912
Other loans	55,868	50,985
Other assets	24,033	23,058

Total Assets	$1,449,088	$1,348,814

Liabilities and Equity
Liabilities
Debt, net	$476,354	$369,970
Accounts payable and accrued expenses	37,818	35,974
Deferred revenue	20,877	23,137
Lease deposits and other obligations to tenants	23,768	20,157

Total liabilities	558,817	449,238
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,405 shares at March 31, 2011, and 110,225 shares at December 31, 2010	110	110
Additional paid in capital	1,053,590	1,051,785
Distributions in excess of net income	(160,154)	(148,530)
Accumulated other comprehensive loss	(3,124)	(3,641)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	890,160	899,462
Non-controlling interests	111	114

Total equity	890,271	899,576

Total Liabilities and Equity	$1,449,088	$1,348,814

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands, except per share amounts)	2011	2010
Revenues
Rent billed	$28,673	$21,248
Straight-line rent	1,735	1,811
Interest and fee income	5,291	7,799

Total revenues	35,699	30,858
Expenses
Real estate depreciation and amortization	7,893	6,124
Loan impairment charge	—	12,000
Property-related	61	529
General and administrative	6,874	6,104
Acquisition expenses	2,040	65

Total operating expenses	16,868	24,822

Operating income	18,831	6,036
Other income (expense)
Interest and other expense	(15)	(16)
Interest expense	(8,140)	(9,458)

Net other expense	(8,155)	(9,474)

Income (loss) from continuing operations	10,676	(3,438)
Income from discontinued operations	148	625

Net income (loss)	10,824	(2,813)
Net loss attributable to non-controlling interests	(44)	(9)

Net income (loss) attributable to MPT common stockholders	$10,780	$(2,822)

Earnings per common share — basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$0.09	$(0.05)
Income from discontinued operations attributable to MPT common stockholders	—	0.01

Net income (loss) attributable to MPT common stockholders	$0.09	$(0.04)

Weighted average shares outstanding:
Basic:	110,400	79,176
Diluted:	110,408	79,176

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(In thousands)	2011	2010
Operating activities
Net income (loss)	$10,824	$(2,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,084	7,038
Straight-line rent revenue	(1,735)	(1,851)
Share-based compensation	1,838	1,529
Increase in accounts payable and accrued liabilities	2,331	618
Decrease in interest and rent receivable	(801)	(3,090)
Loan impairment charge	—	12,000
Amortization of deferred financing costs and debt discount	986	1,477
Other adjustments	(2,241)	(3,838)

Net cash provided by operating activities	19,286	11,070
Investing activities
Real estate acquired	(173,486)	—
Principal received on loans receivable	580	5,247
Investment in loans receivable and other investments	(5,463)	(2,348)
Construction in progress and other	(4,647)	(1,448)

Net cash (used for) provided by investing activities	(183,016)	1,451
Financing activities
Revolving credit facilities, net	98,400	(12,000)
Payments of term debt	(6,945)	(285)
Distributions paid	(22,374)	(16,110)
Sale of common stock, net	—	9,555
Lease deposits and other obligations to tenants	3,612	2,179
Other financing activities	(361)	(369)

Net cash provided by (used for) financing activities	72,332	(17,030)

Decrease in cash and cash equivalents for period	(91,398)	(4,509)
Cash and cash equivalents at beginning of period	98,408	15,307

Cash and cash equivalents at end of period	$7,010	$10,798

Interest paid	$5,261	$3,862
Supplemental schedule of non-cash investing activities:
Assumption of mortgage loan (as part of real estate acquired)	$(14,592)	$—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$22,403	$16,325
Assumption of mortgage loan (as part of real estate acquired)	14,592	—
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
We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRSs are subject to both federal and state income taxes.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
3. Real Estate and Lending Activities
Acquisitions
On January 4, 2011, we acquired the real estate of the 19-bed, 4-year old Gilbert Hospital in a suburb of Phoenix, Arizona area for $17.1 million. Gilbert Hospital is operated by affiliates of Visionary Health, LLC, the same group that we expect will also operate the hospital that we are currently developing in Florence, Arizona. We acquired this asset subject to an existing lease that expires in May 2022.
On January 31, 2011, we acquired for $23.5 million the real estate of the 60-bed Atrium Medical Center at Corinth in the Dallas area, a long-term acute care hospital that was completed in 2009 and is subject to a lease that expires in June 2024. In addition, through one of our affiliates, we invested $1.3 million to acquire approximately 19% of a joint venture arrangement with an affiliate of Vibra Healthcare, LLC (“Vibra”) that will manage and has acquired a 51% interest in the operations of the facility. We also made a $5.2 million working capital loan to the joint venture. The former operators of the hospital, comprised primarily of local physicians, retained ownership of 49% of the operating entity.

On February 4, 2011, we purchased for $58 million the real estate of Bayonne Medical Center, a 6-story, 278-bed acute care hospital in the New Jersey area of metropolitan New York, and leased the facility to the operator under a 15-year lease, with six 5-year extension options. The operator is an affiliate of a private hospital operating company that acquired the hospital in 2008.
On February 9, 2011, we acquired the real estate of the 306-bed Alvarado Hospital in San Diego, California for $70 million from Prime Healthcare Services, Inc. (“Prime”). Prime is the operator of the facility and will lease the facility under a 10-year lease that provides, under certain conditions for lease extensions.
On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital was part of a three property acquisition announced in December 2010 and is currently being operated by RehabCare. The purchase price of this hospital was $19.5 million, which included the assumption of a $16 million existing mortgage loan that matures in January 2018.
We funded these acquisitions using cash on-hand and proceeds from our existing revolving credit facilities.
As part of these acquisitions, we purchased the following assets (dollar amounts in thousands):

Land	$16,151
Building	157,834
Intangible lease assets — subject to amortization (weighted average useful life of 13.3 years)	14,093

Total	$188,078

From the respective acquisition dates, these five acquired hospitals contributed $3.2 million of revenue and $2.0 million of income (excluding related acquisition expenses) for the three months ended March 31, 2011. In addition, we incurred $2.0 million of acquisition related costs in the 2011 first quarter, of which $1.6 million related to acquisitions consummated as of March 31, 2011. The purchase price allocations attributable to the identifiable assets acquired and liabilities assumed related to the acquisitions made during the quarter ended March 31, 2011 are preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocations will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.
The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2011 and 2010, as if each significant acquisition in 2011 was consummated on the same terms at the beginning of 2010. Supplemental pro forma earnings were adjusted to exclude $1.6 million and $0.1 million of acquisition-related costs on consummated deals incurred in 2011 and 2010, respectively (dollar amounts in thousands except per share data).

	For the Three Months
	Ended March 31,
	2011	2010
Total revenues	$37,757	$37,480
Net income (loss) attributable to MPT common stockholders	13,871	(1,575)
Net income (loss) per share attributable to MPT common stockholders-diluted	$0.12	$(0.02)
Leasing Operations
In March 2010, we re-leased our Covington facility, located in Covington, Louisiana. The lease has a fixed term of 15 years with an option, at the lessee’s discretion, to extend the term for three additional periods of five years each. Under the terms of the lease, rent during 2010 was based on an annual rate of $1.4 million, and on January 1, 2011, rent began increasing annually by 2%. At the end of each term, the tenant has the right to purchase the facility at a price generally equivalent to the greater of our undepreciated cost and fair market value. Separately, we also obtained an interest in the operations of the tenant whereby we may receive additional consideration based on the profitability of such operations.
As of March 31, 2011, we have advanced approximately $28 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, with no additional advances in the first quarter of 2011. In addition, as of March 31, 2011, we have $12.5 million of rent, interest and other charges owed to us by the operator, of which $5.4 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it was reasonably likely that the existing tenant would be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At March 31, 2011, our net investment (exclusive of the related real estate) of $28.7 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $4 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.
We continue to evaluate possible operating strategies for the Monroe hospital. We have entered into a forbearance agreement with the operator whereby we have generally agreed, under certain conditions, not to fully exercise our rights and remedies under the lease and loan agreements during limited periods. We have not committed to the adoption of a plan to transition ownership or management of the Monroe hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We have not recognized any interest income on the Monroe loan since it was considered impaired in the 2010 first quarter.
For the three months ended March 31, 2011 and 2010, revenue from affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 30.4% and 33.9%, respectively, of total revenue. For the three months ended March 31, 2011 and 2010, revenue from Vibra (including rent and interest from working capital loans) accounted for 12.5% and 14.2%, respectively, of total revenue.
4. Debt
     The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2011		As of December 31, 2010
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$98,400	Variable	$—	Variable
Senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333%-7.871%	125,000	7.333%-7.871%
Exchangeable senior notes:
Principal amount	91,175	6.125%-9.250%	91,175	6.125%-9.250%
Unamortized discount	(2,302)		(2,585)

Term loans:	88,873		88,590
Principal amount	165,331	Various	157,683	Various
Unamortized discount	(1,250)		(1,303)

	164,081		156,380

	$476,354		$369,970

     As of March 31, 2011, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows (dollar amounts in thousands):

2011	$19,627
2012	41,332
2013	141,749
2014	1,765
2015	1,783
Thereafter	273,650

Total	$479,906

To fund the acquisitions disclosed in Note 3, we used cash on-hand, borrowed $98.4 million on our revolving credit facilities, and assumed a $16 million mortgage loan. This mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The mortgage loan has a fixed rate at 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium.
During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011 (date on which the interest rate is scheduled to turn variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At March 31, 2011, the fair value of the interest rate swaps is $3.1 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.
We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures while the ineffective portion is recorded through earnings. We estimate the fair value of interest rate swaps using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three month period ended March 31, 2011.
Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our debt facilities limit the amount of dividends we can pay to 90% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012 and thereafter. Prior to March 31, 2012, a similar dividend restriction exists but at a higher percentage for transitional purposes. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties that serve as collateral, except a portion may be reinvested subject to certain limitations, as defined in the credit facility agreement.
In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2011, we were in compliance with all such financial and operating covenants.
5. Common Stock
During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.6 million.
6. Stock Awards
Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 3,220,150 shares remain available for future stock awards as of March 31, 2011. We awarded 269,085 and 221,815 shares in the first quarter of 2011 and 2010, respectively, of time-based restricted stock to management, independent directors, and certain employees (2011 only). These awards vest quarterly based on service, over three years, in equal amounts. In addition, our management team and certain employees (2011 only) were awarded 229,938 and 182,600 performance based awards in the first quarter of 2011 and 2010, respectively. These awards vest ratably over a three year period based on the achievement of certain performance measures, with a carry-back and carryforward provision through December 31, 2014 (2010 awards) and December 31, 2015 (2011 awards). Dividends on these awards are paid only upon achievement of the performance measures.
7. Fair Value of Financial Instruments
We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximates their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value. We estimate the fair value of our loans, interest, and other receivables by discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes based on quotes from securities dealers and market makers. We estimate the fair value of our senior notes, revolving credit facilities, and term loans based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.
The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	March 31,		December 31,
	2011		2010
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and rent receivables	$26,978	$20,894	$26,176	$20,265
Loans	220,868	214,594	215,985	209,126
Debt, net	(476,354)	(470,038)	(369,970)	(359,910)
8. Discontinued Operations
In the fourth quarter 2010, we sold the real estate of our Montclair Hospital, an acute care medical center, to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million.
In October 2010, we sold the real estate of our Sharpstown hospital in Houston, Texas to a third party for proceeds of $3.0 million resulting in a gain of $0.7 million.
In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime for $75 million resulting in a gain of approximately $6 million.

The following table presents the results of discontinued operations, which includes the revenue and expenses of the previously-owned facilities noted above, for the three months ended March 2011 and 2010 (dollar amounts in thousands except per share amounts):

	For the Three Months
	Ended March 31,
	2011	2010
Revenues	$—	$2,515
Net income	148	625
Earnings per share — diluted	$—	$0.01
9. Earnings Per Share
Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Numerator:
Income (loss) from continuing operations	$10,676	$(3,438)
Non-controlling interests’ share in continuing operations	(44)	(9)
Participating securities’ share in earnings	(315)	(351)

Income from continuing operations, less participating securities share in earnings	10,317	(3,798)

Income from discontinued operations attributable to MPT common stockholders	148	625

Net income (loss), less participating securities’ share in earnings	$10,465	$(3,173)

Denominator:
Basic weighted-average common shares	110,400	79,176
Dilutive share options	8	—

Diluted weighted-average common shares	110,408	79,176

For the three months ended March 31, 2011 and 2010, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.
10. Contingencies
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Comprehensive Income (loss)
The following table provides a summary of comprehensive income (loss) for the applicable periods (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income (loss)	$10,824	$(2,813)
Other comprehensive income:
Unrealized gain on interest rate swaps	517	—

Total comprehensive income (loss)	11,341	(2,813)
Comprehensive income attributable to non-controlling interests	(44)	(9)

Comprehensive income (loss) attributable to MPT common stockholders	$11,297	$(2,822)

12. Subsequent Events
In April 2011, our operating partnership and a wholly-owned subsidiary of our operating partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility ($142.4 million of which was outstanding at March 31, 2011) and our $9 million collateralized term loan facility ($8.4 million outstanding of March 31, 2011). In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. We paid down in full the revolving credit facility’s outstanding balance with the proceeds from the notes offering. We will use the remaining proceeds from the offering (approximately $210 million) for general business purposes, which may include investment opportunities and debt reduction.
In connection with this refinancing, we expect to recognize an approximate $4 million charge in the second quarter primarily related to the write-off of previously deferred loan costs and discounts associated with the term loan facilities noted above.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
Forward-Looking Statements.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:
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
CRITICAL ACCOUNTING POLICIES
Refer to our 2010 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, and our accounting policy on consolidation. During the three months ended March 31, 2011, there were no material changes to these policies.
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
At March 31, 2011, our portfolio consisted of 58 properties: 54 facilities (of the 56 facilities that we own) are leased to 19 tenants, one is presently not under lease as it is under re-development, one is under development, and the remaining assets are in the form of first mortgage loans to a single operator. Our owned facilities consisted of 22 general acute care hospitals, 17 long-term acute care hospitals, nine inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.
All of our investments are located in the United States, and we do not expect to invest in markets outside the United States in the near future. The following is our revenue by operating type (dollars in thousands):
Revenue by property type:

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,	% of	March 31,	% of
	2011	Total	2010	Total
General Acute Care Hospitals	$21,103	59.1%	$20,802	67.4%
Long-term Acute Care Hospitals	9,025	25.3%	6,485	21.0%
Rehabilitation Hospitals	4,723	13.2%	2,807	9.1%
Wellness Centers	415	1.2%	338	1.1%
Medical Office Buildings	433	1.2%	426	1.4%

Total revenue	$35,699	100.0%	$30,858	100.0%

We have 29 employees as of May 1, 2011. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.
Results of Operations
Three months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net income for the three months ended March 31, 2011 was $10.8 million, compared to a loss of $2.8 million for the three months ended March 31, 2010.
A comparison of revenues for the three month periods ended March 31, 2011 and 2010, is as follows, with 2010 adjusted for discontinued operations ($ amounts in thousands):

					Year over
		% of		% of	Year
	2011	Total	2010	Total	Change
Base rents	$27,856	78.0%	$20,719	67.1%	34.4%
Straight-line rents	1,735	4.9%	1,811	5.9%	(4.2)%
Percentage rents	817	2.3%	529	1.7%	54.4%
Fee income	74	0.2%	105	0.4%	(29.5)%
Interest from loans	5,217	14.6%	7,694	24.9%	(32.2)%

Total revenue	$35,699	100.0%	$30,858	100.0%	15.7%

Base rents for the 2011 first quarter increased 34.4% versus the prior year as a result of additional rent generated from annual escalation provisions in our leases and incremental revenue from the properties acquired in 2010 and in the first quarter of 2011. Interest from loans is lower than the prior year due to the repayment of $82 million in loans in 2010.
Real estate depreciation and amortization during the first quarter of 2011 increased to $7.9 million from $6.1 million in 2010, due to the incremental depreciation from the properties acquired since March 2010.
In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility — See Note 3 to our Condensed Consolidated Financial Statements for further information. No such charge was recorded in 2011.
Property-related expenses in the first quarter of 2011 decreased from $0.5 million in 2010 to $0.1 million in 2011 due to the utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of two facilities that are under development.
General and administrative expenses in the first quarter of 2011 decreased slightly as a percentage of revenues compared to the same period in 2010.
Acquisition expenses increased from $0.1 million in the first quarter of 2010 to $2.0 million in 2011 due to increased acquisition activity and consummated deals. We restarted our acquisition program in the 2010 second quarter after strategically putting it on hold during the worst parts of the financial crisis.
Interest expense for the quarters ended March 31, 2011 and 2010 totaled $8.1 million and $9.5 million, respectively. This decrease is primarily related to lower debt balances in 2011 as a result of the debt refinancing and issuance of common stock during the second quarter of 2010.
In addition to the items noted above, net income (loss) for the first quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements - Discontinued Operations for further information.
LIQUIDITY AND CAPITAL RESOURCES
During the 2011 first quarter, operating cash flows, which primarily consists of rent and interest from mortgage and working capital loans, approximated $19.3 million, which, along with cash on-hand and draws on our revolvers, were principally used to fund our dividend of $22.4 million and investing activities of $183.0 million.
In April 2011, our operating partnership and a wholly owned subsidiary of our operating partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility ($142.4 million of which was outstanding at March 31, 2011) and our $9 million collateralized term loan facility ($8.4 million outstanding of March 31, 2011). In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. We paid down in full the revolving credit facility’s outstanding balance with the proceeds from the notes offering. We will use the remaining proceeds from the offering (approximately $210 million) for general business purposes, which may include investment opportunities and debt reduction.
During the 2010 first quarter, operating cash flows, which primarily consists of rent and interest from mortgage and working capital loans, approximated $11.1 million, which, along with cash on-hand and proceeds from the sale of stock under our at-the-market equity offering program, were principally used to fund our dividend of $16.1 million and investing activities. During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.6 million.
Short-term Liquidity Requirements: At May 10, 2011, our availability under our amended revolving credit facility plus cash on-hand approximated $450 million. We have only nominal principal payments due and no significant maturities in 2011. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, distributions in compliance with REIT requirements during 2011 and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market offering in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.
Long-term Liquidity Requirements: With the proceeds from the notes offering and the amended credit facility discussed above along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market offering, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, distributions in compliance with REIT requirements and investment strategies for the foreseeable future. As of March 31, 2011, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2011	$19,627
2012	41,332
2013	141,749
2014	1,765
2015	1,783
Thereafter	273,650

Total	$479,906

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

The table below is a summary of our distributions declared during the two year period ended March 31, 2011:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. See Note 4 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for any restrictions placed on dividends by our existing credit facility.

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
Refer to our 2010 Annual Report on Form 10-K, as amended, for a discussion of our quantitative and qualitative disclosures and analyses about market risk, which include interest rate and share price sensitivity. During the three months ended March 31, 2011, there were no material changes to these analyses.

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
There have been no material changes to the Legal Proceedings as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Item 1.A.	Risk Factors.
There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
(a) None.
(b) None.

Item 6.	Exhibits.
The following exhibits are filed as a part of this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2010 and 2009.

(1)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2010, filed with the Commission on April 12, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.
	By:	/s/ R. Steven Hamner
R. Steven Hamner
Date: May 10, 2011		Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2010 and 2009.

(1)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2010, filed with the Commission on April 12, 2011.