Form 10-Q
period 2011-06-30
MEDICAL PROPERTIES TRUST INC
filed 2011-08-09
CIK 1287865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2011, the registrant had 111,706,320 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,227,251	$1,032,369
Mortgage loans	165,000	165,000

Gross investment in real estate assets	1,392,251	1,197,369
Accumulated depreciation and amortization	(92,343)	(76,094)

Net investment in real estate assets	1,299,908	1,121,275
Cash and cash equivalents	227,906	98,408
Interest and rent receivable	26,677	26,176
Straight-line rent receivable	32,983	28,912
Other loans	54,978	50,985
Other assets	36,268	23,058

Total Assets	$1,678,720	$1,348,814

Liabilities and Equity
Liabilities
Debt, net	$718,309	$369,970
Accounts payable and accrued expenses	46,377	35,974
Deferred revenue	20,847	23,137
Lease deposits and other obligations to tenants	24,485	20,157

Total liabilities	810,018	449,238
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,571 shares at June 30, 2011, and 110,225 shares at December 31, 2010	111	110
Additional paid in capital	1,055,389	1,051,785
Distributions in excess of net income	(179,931)	(148,530)
Accumulated other comprehensive loss	(6,710)	(3,641)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	868,597	899,462

Non-controlling interests	105	114

Total equity	868,702	899,576

Total Liabilities and Equity	$1,678,720	$1,348,814

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues
Rent billed	$29,108	$24,312	$57,781	$45,560
Straight-line rent	2,070	(218)	3,805	1,593
Interest and fee income	5,270	6,499	10,561	14,298

Total revenues	36,448	30,593	72,147	61,451
Expenses
Real estate depreciation and amortization	8,355	5,766	16,248	11,891
Impairment charge	564	—	564	12,000
Property-related	256	927	317	1,456
General and administrative	7,818	8,579	14,693	14,684
Acquisition expenses	616	884	2,656	949

Total operating expenses	17,609	16,156	34,478	40,980

Operating income	18,839	14,437	37,669	20,471
Other income (expense)
Interest income and other	21	29	6	13
Debt refinancing costs	(3,789)	(6,214)	(3,789)	(6,214)
Interest expense	(12,387)	(8,557)	(20,526)	(18,014)

Net other expense	(16,155)	(14,742)	(24,309)	(24,215)

Income (loss) from continuing operations	2,684	(305)	13,360	(3,744)
Income (loss) from discontinued operations	(1)	6,537	147	7,162

Net income	2,683	6,232	13,507	3,418
Net income attributable to non-controlling interests	(43)	(9)	(88)	(17)

Net income attributable to MPT common stockholders	$2,640	$6,223	$13,419	$3,401

Earnings per common share — basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$0.02	$—	$0.12	$(0.05)
Income from discontinued operations attributable to MPT common stockholders	—	0.06	—	0.08

Net income attributable to MPT common stockholders	$0.02	$0.06	$0.12	$0.03

Weighted average shares outstanding:
Basic	110,589	103,498	110,495	91,337
Diluted	110,600	103,498	110,504	91,337

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$13,507	$3,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,629	13,183
Straight-line rent revenue	(3,805)	(1,674)
Share-based compensation	3,661	3,884
Gain on sale of real estate	(5)	(6,162)
Impairment	564	12,000
Increase (decrease) in accounts payable and accrued liabilities	7,299	(569)
Amortization and write-off of deferred financing costs and debt discount	5,572	3,962
Premium paid on extinguishment of debt	—	3,490
Other adjustments	(3,730)	(4,582)

Net cash provided by operating activities	39,692	26,950
Investing activities
Real estate acquired	(173,486)	(73,851)
Principal received on loans receivable	1,469	45,882
Proceeds from sale of real estate	—	75,000
Investment in loans receivable and other investments	(5,462)	(8,393)
Construction in progress and other	(9,244)	(14,588)

Net cash (used for) provided by investing activities	(186,723)	24,050
Financing activities
Revolving credit facilities, net	39,600	(137,200)
Additions to term debt	450,000	148,500
Payments of term debt	(157,736)	(204,096)
Distributions paid	(44,784)	(32,435)
Sale of common stock, net	—	288,470
Lease deposits and other obligations to tenants	4,328	1,144
Debt issuance costs paid and other financing activities	(14,879)	(9,053)

Net cash provided by financing activities	276,529	55,330

Increase in cash and cash equivalents for period	129,498	106,330
Cash and cash equivalents at beginning of period	98,408	15,307

Cash and cash equivalents at end of period	$227,906	$121,637

Interest paid	13,739	15,916
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	(14,592)	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	22,409	22,326
Assumption of mortgage loan (as part of real estate acquired)	14,592	—

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as a taxable REIT subsidiaries (“TRS”). Our TRSs are subject to both federal and state income taxes.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Exchangeable Senior Notes: In 2006 and 2008, we issued exchangeable senior notes that, based upon the occurrence of specified events, are exchangeable for cash up to their principal amount and our common shares for the remainder of the exchange value in excess, if any, of the principal amount. The initial proceeds from the issuance of the exchangeable senior notes are required to be allocated between a liability component and an equity component such that the interest expense on the exchangeable senior notes is not recorded at the stated rate of interest but rather at an effective rate that reflects our borrowing rate on conventional debt at the date of issuance. We calculate the liability component of the exchangeable senior notes based on the present value of the contractual cash flows discounted at a comparable market rate for conventional debt at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable senior notes that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. The liability component of the exchangeable senior notes is reported net of discounts on our consolidated balance sheets. We calculate the equity component of the exchangeable senior notes based on the difference between the initial proceeds received from the issuance of the exchangeable senior notes and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable senior notes between the liability and the equity components based on their relative values.

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

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital was part of a three property acquisition announced in December 2010 and is currently being operated by Kindred (formerly RehabCare). The purchase price of this hospital was $19.5 million, which included the assumption of a $16 million existing mortgage loan that matures in January 2018.

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

As part of these acquisitions, we purchased the following assets: (dollar amounts in thousands)

	2011	2010
Land	$16,151	$6,264
Building	157,834	61,893
Intangible lease assets — subject to amortization (weighted average useful life of 13.3 years in 2011 and 23.1 years in 2010)	14,093	5,694

Total	$188,078	$73,851

From the respective acquisition dates, the five hospitals acquired in 2011 contributed $5.3 million and $8.5 million of revenue and $3.4 million and $5.4 million of income (excluding related acquisition expenses) for the three and six months ended June 30, 2011, respectively. In addition, we incurred $0.6 million and $2.7 million of acquisition related costs for the three and six months ended June 30, 2011, of which $0.1 million and $1.7 million, respectively, related to acquisitions consummated as of June 30, 2011.

From the respective acquisition dates, the three hospitals acquired in 2010 contributed $0.3 million of revenue and $0.3 million of income (excluding related acquisition expenses) for the three and six months ended June 30, 2010, respectively.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2011 and 2010, as if each acquisition was consummated on the same terms at the beginning of 2010. Supplemental pro forma earnings were adjusted to exclude $0.1 million and $1.7 million of acquisition-related costs on consummated deals incurred in the three and six months ended June 30, 2011, respectively, and $0.9 million for the three and six months ended June 30, 2010. (dollar amounts in thousands except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$36,448	$37,642	$74,119	$75,153
Net income attributable to MPT common stockholders	2,699	3,446	16,439	1,893
Net income per share attributable to MPT common stockholders – diluted	$0.02	$0.03	$0.14	$0.01

Disposals

In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime, for $75 million resulting in a gain of approximately $6 million. Due to this sale, operating results of our Inglewood facility have been included in discontinued operations for all prior periods.

Leasing Operations

At June 30, 2011, we had $2.5 million of outstanding receivables, including $1.5 million in billed rent, $0.2 million of unbilled rent, $0.7 million in a promissory note and $0.1 million of other receivables due from the tenant of our Denham Springs facility in Louisiana. The operator has not made all payments required by the real estate lease agreement, and thus, the tenant is in default. During the second quarter of 2011, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant and/or related collateral would, more likely than not, result in less than a full recovery of our receivables. As a result, we have fully reserved for all the receivables with the exception of the $0.7 million promissory note that we expect is recoverable from existing collateral. In addition, a $0.6 million impairment charge was booked against the real estate during the second quarter of 2011.

In June 2011, HealthSouth gave notice of their intent to renew our Fort Lauderdale property for five years, making the lease now set to expire on November 30, 2016.

At June 30, 2011, we have two properties in which the operator is leasing on a month-to-month basis as the fixed term of the leases have expired. If the tenants acquire the real estate, we currently expect to, at least, recover our net book value in the properties.

As of June 30, 2011, we have advanced approximately $28 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, with no additional advances in the first half of 2011. However, we do expect to make additional advances (approximately $0.5 million advanced through August 2, 2011) related to an ongoing project at Monroe designed to increase revenue at the facility. In addition, as of June 30, 2011, we have $13.6 million of rent, interest and other charges owed to us by the operator, of which $5.5 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it was reasonably likely that the existing tenant would be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At June 30, 2011, our net investment (exclusive of the related real estate) of $29.8 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $4 million, and (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.

We continue to evaluate possible strategies for the Monroe hospital. We have entered into a forbearance agreement with the operator whereby we have generally agreed, under certain conditions, not to fully exercise our rights and remedies under the lease and loan agreements during limited periods. We have not committed to the adoption of a plan to transition ownership or management of the Monroe hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We have not recognized any interest income on the Monroe loan since it was considered impaired in the 2010 first quarter.

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

In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Shasta property, and we terminated our agreements with Prime concerning the additional rent, which could have paid us up to $20 million over the 10 year lease life. Of this $12 million in additional rent, $3.2 million has been recognized in income from lease inception through June 30, 2011, and we expect to recognize the other $8.8 million into income over the remainder of the lease life.

For the three months ended June 30, 2011 and 2010, revenue from affiliates of Prime (including rent and interest from loans) accounted for 32.0% and 33.8%, respectively, of total revenue. For the three months ended June 30, 2011 and 2010, revenue from Vibra (including rent and interest from working capital loans) accounted for 12.8% and 14.2%, respectively, of total revenue.

For the six months ended June 30, 2011 and 2010, revenue from affiliates of Prime (including rent and interest from loans) accounted for 31.2% and 34.6%, respectively, of total revenue. For the six months ended June 30, 2011 and 2010, revenue from Vibra (including rent and interest from working capital loans) accounted for 12.6% and 14.0%, respectively, of total revenue.

Loans

In April 2010, Prime repaid $40 million in other loans plus accrued interest.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of June 30, 2011		As of December 31, 2010
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$39,600	Variable	$—	Variable
2006 senior unsecured notes — fixed rate through July and October 2011 due July and October 2016	125,000	7.333% — 7.871%	125,000	7.333% — 7.871%
2011 senior unsecured notes	450,000	6.875%	—
Exchangeable senior notes:
Principal amount	91,175	6.125% — 9.250%	91,175	6.125% — 9.250%
Unamortized discount	(2,006)		(2,585)

	89,169		88,590
Term loans:

Principal amount	14,540	6.200%	157,683	Various
Unamortized discount	—		(1,303)

	14,540		156,380

	$718,309		$369,970

As of June 30, 2011, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2011	$9,285
2012	39,832
2013	82,249
2014	266
2015	283
Thereafter	588,400

Total	$720,315

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

In April 2011, our Operating Partnership and a wholly-owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility (which was part of the credit facility entered into in 2010) and our $9 million collateralized term loan facility. In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. As part of this amendment, we also lowered our interest rate to (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 1.60%, but that is adjustable from 1.60% to 2.40% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.60%, but that is adjustable from 2.60% to 3.40% based on current total leverage. We paid down in full this revolving credit facility’s outstanding balance with the proceeds from the notes offering.

In connection with this refinancing, we recognized an approximate $4 million charge in the second quarter primarily related to the write-off of previously deferred loan costs and discounts associated with the payoff of the term loan facilities noted above.

In April 2010, we completed a public offering of common stock (the “Offering”) resulting in net proceeds, after underwriting discount and commissions, of approximately $279 million. See Note 5 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for further information. We used the net proceeds from the Offering to repurchase 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $123.2 million) pursuant to a cash tender offer. In addition, we paid off a $30 million term loan. Finally, in May 2010, we closed on a $450 million credit facility, and the proceeds of such along with the Offering were used to repay in full all outstanding obligations under the previous credit facility. These refinancing activities resulted in a charge of approximately $6.2 million in the 2010 second quarter.

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, starting July 31, 2011 (date on which the interest rate turns variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At June 30, 2011, the fair value of the interest rate swaps is $6.7 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures while the ineffective portion is recorded through earnings. We estimate the fair value of interest rate swaps using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and six month periods ended June 30, 2011 or 2010.

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our debt facilities limit the amount of dividends we can pay to 95% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012 and thereafter. Prior to March 31, 2012, a similar dividend restriction exists but at a higher percentage for transitional purposes. These agreements also contain provisions for the mandatory prepayment of outstanding borrowings under these facilities from the proceeds received from the sale of properties, except a portion may be reinvested subject to certain limitations, as defined in the credit facility agreement.

In addition to these restrictions, the amended credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2011, we were in compliance with all such financial and operating covenants.

5. Common Stock

In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the Offering, after underwriting discount and commissions, approximated $279 million. We used the net proceeds from the Offering to fund the tender offer as discussed in Note 4 with any remaining proceeds to be used for general corporate purposes including funding the acquisition in June 2010.

During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.5 million.

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 2,723,674 shares remain available for future stock awards as of June 30, 2011. We awarded 269,085 and 277,680 shares in 2011 and 2010, respectively, of time-based restricted stock to management, independent directors, and certain employees. These awards vest quarterly based on service, over three years, in equal amounts. In addition, our management team and certain employees (2011 only) were awarded 229,938 and 182,600 performance based awards in 2011 and 2010, respectively. These awards vest ratably over a three year period based on the achievement of certain performance measures, with a carry-back and carryforward provision through December 31, 2014 (for the 2010 awards) and December 31, 2015 (for the 2011 awards). Dividends on these awards are paid only upon achievement of the performance measures. In addition, we awarded 500,000 shares in the first quarter of 2011 of multi-year performance-based awards to management. These shares are subject to three-year cumulative performance hurdles based on total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

The following table summarizes fair value information for our financial instruments (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$26,677	$20,685	$26,176	$20,265
Loans	219,978	215,249	215,985	209,126
Debt, net	(718,309)	(700,753)	(369,970)	(359,910)

8. Discontinued Operations

In December 2010, we sold the real estate of our Montclair Hospital, an acute care medical center, to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million.

In October 2010, we sold the real estate of our Sharpstown hospital in Houston, Texas to a third party for proceeds of $3.0 million resulting in a gain of $0.7 million.

In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime for $75 million resulting in a gain of approximately $6 million.

The following table presents the results of discontinued operations, which include the revenue and expenses of the three previously-owned facilities noted above, for the three and six months ended June 30, 2011 and 2010 (dollar amounts in thousands except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$1,177	$—	$3,692
Gain on sale	—	6,162	5	6,178
Income (loss)	(1)	6,537	147	7,162
Earnings per common share — diluted	$—	$0.06	$—	$0.08

9. Earnings Per Share

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$2,684	$(305)
Non-controlling interests’ share in continuing operations	(43)	(9)
Participating securities’ share in earnings	(281)	(328)

Income (loss) from continuing operations, less participating securities’ share in earnings	2,360	(642)
Income (loss) from discontinued operations attributable to MPT common stockholders	(1)	6,537

Net income, less participating securities’ share in earnings	$2,359	$5,895

Denominator
Basic weighted-average common shares	110,589	103,498
Dilutive share options	11	—

Dilutive weighted-average common shares	110,600	103,498

	For the Six Months Ended June 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$13,360	$(3,744)
Non-controlling interests’ share in continuing operations	(88)	(17)
Participating securities’ share in earnings	(597)	(679)

Income (loss) from continuing operations, less participating securities’ share in earnings	12,675	(4,440)
Income (loss) from discontinued operations attributable to MPT common stockholders	147	7,162

Net income, less participating securities’ share in earnings	$12,822	$2,722

Denominator
Basic weighted-average common shares	110,495	91,337
Dilutive share options	9	—

Dilutive weighted-average common shares	110,504	91,337

For the three and six months ended June 30, 2011 and 2010, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. Shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Comprehensive Income (Loss)

The following table provides a summary of comprehensive income (loss) for the applicable periods (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Net income	$2,683	$6,232
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(3,586)	(3,160)

Total comprehensive income (loss)	(903)	3,072
Comprehensive income attributable to non-controlling interests	(43)	(9)

Comprehensive income (loss) attributable to MPT common stockholders	$(946)	$3,063

	For the Six Months Ended June 30,
	2011	2010
Net income	$13,507	$3,418
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(3,069)	(3,160)

Total comprehensive income (loss)	10,438	258
Comprehensive income attributable to non-controlling interests	(88)	(17)

Comprehensive income (loss) attributable to MPT common stockholders	$10,350	$241

12. Subsequent Events

In July 2011, we used proceeds from our $450 million senior unsecured notes offering to repurchase 85% of the outstanding 9.25% exchangeable senior notes due 2013 at a price of 118.5% of the principal amount plus accrued and unpaid interest (or $84.2 million) pursuant to a cash tender offer. We will recognize a charge in the 2011 third quarter of approximately $10 million related to the retirement of these exchangeable notes.

In July 2011, we acquired the real estate of the 40-bed Vibra Specialty Hospital of DeSoto in Desoto, Texas for $13.0 million. Vibra Specialty Hospital of DeSoto is a long-term acute care hospital that will be leased to a subsidiary of Vibra for a fixed term of 15 years with options to extend. In addition, we have made a $2.5 million equity investment in the operator of this facility.

13. Income Taxes

With the early prepayment of working capital loans by Prime and the impairment of the Monroe loan in 2010 as more fully described in Note 3, we did not believe that one of our taxable REIT subsidiaries would generate enough taxable income to use the federal and state net operating losses within the carryforward period specified by law. Therefore, in the 2010 second quarter, we fully reserved for the $1.5 million deferred tax asset, of which $1.2 million relates to discontinued operations. We continue to monitor this valuation allowance and if circumstances change (such as new loans or other transactions), we will adjust this valuation allowance accordingly.

14. Executive Severance

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements of Medical Properties Trust, Inc. and notes thereto contained in this

Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2010.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare regulatory requirements; and

•	the continuing impact of the recent economic recession, which may have a negative effect on the following, among other things:

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

Key Factors that May Affect Our Operations

Our revenues are derived primarily from rents we earn pursuant to the lease agreements with our tenants and from interest income from loans to our tenants and other facility owners. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2010 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, and our accounting policy on consolidation. During the three and six months ended June 30, 2011, there were no material changes to these policies.

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

At June 30, 2011, our portfolio consisted of 58 properties: 54 facilities (of the 56 facilities that we own, of which two are subject to long-term ground leases) are leased to 19 tenants, one is presently not under lease as it is under re-development, one is under development, and the remaining assets are in the form of first mortgage loans to a single operator. Our owned and ground leased facilities consisted of 22 general acute care hospitals, 17 long-term acute care hospitals, nine inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2011	% of Total	For the Three Months Ended June 30, 2010	% of Total
General Acute Care Hospitals	$23,134	63.5%	$20,410	66.7%
Long-term Acute Care Hospitals	8,032	22.0%	6,643	21.7%
Rehabilitation Hospitals	4,434	12.2%	2,776	9.1%
Medical Office Buildings	433	1.2%	426	1.4%
Wellness Centers	415	1.1%	338	1.1%

Total revenue	$36,448	100.0%	$30,593	100.0%

	For the Six Months Ended June 30, 2011	% of Total	For the Six Months Ended June 30, 2010	% of Total
General Acute Care Hospitals	$44,237	61.3%	$41,212	67.1%
Long-term Acute Care Hospitals	17,057	23.6%	13,128	21.3%
Rehabilitation Hospitals	9,157	12.7%	5,583	9.1%
Medical Office Buildings	865	1.2%	853	1.4%
Wellness Centers	831	1.2%	675	1.1%

Total revenue	$72,147	100.0%	$61,451	100.0%

We have 29 employees as of August 1, 2011. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Results of Operations

Three months Ended June 30, 2011 Compared to June 30, 2010

Net income for the three months ended June 30, 2011 was $2.6 million, compared to $6.2 million for the three months ended June 30, 2010. Funds from operations, (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $17.5 million, or $0.16 per diluted share for the 2011 second quarter as compared to $15.8 million, or $0.15 per diluted share for the 2010 second quarter.

A comparison of revenues for the three month period ended June 30, 2011 and 2010, is as follows, as adjusted in 2010 for discontinued operations (dollar amounts in thousands):

	2011	% of Total	2010	% of Total	Year over Year Change
Base rents	$28,257	77.5%	$23,226	76.0%	21.7%
Straight-line rents	2,070	5.7%	(218)	-0.7%	1049.5%
Percentage rents	851	2.3%	1,086	3.5%	-21.6%
Fee income	37	0.1%	131	0.4%	-71.8%
Interest from loans	5,233	14.4%	6,368	20.8%	-17.8%

Total revenue	$36,448	100.0%	$30,593	100.0%	19.1%

Base rents for the 2011 second quarter increased 21.7% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases, and incremental revenue from the properties acquired in 2010 and 2011. This more than offset the $1.5 million adjustment to reserve for outstanding receivables on our Denham Springs facility. In 2010, we reclassified $1.7 million of straight-line rent to base rent upon the payment of $12 million by Prime pursuant to the additional rent provisions of the lease on the Shasta property. Interest from loans is lower than the prior year due to the repayment of $82 million in loans in 2010.

Real estate depreciation and amortization during the second quarter of 2011 increased to $8.4 million from $5.8 million in 2010, due to the incremental depreciation from the properties acquired since June 2010.

Property-related expenses in the second quarter of 2011 decreased from $0.9 million in 2010 to $0.3 million in 2011 due to the utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of two facilities that are under development.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility.

Acquisition expenses decreased slightly from $0.9 million in the second quarter of 2010 to $0.6 million in 2011.

General and administrative expenses decreased from $8.6 million in 2010 as compared to $7.8 million in 2011. This decrease is the result of the $2.8 million charge recorded in the 2010 second quarter as a result of the resignation of an executive officer, partially offset by higher travel expenses in 2011.

Interest and other expense for the quarters ended June 30, 2011 and 2010 totaled $16.2 million and $14.7 million, respectively. This increase is primarily related to higher debt balances associated with our new senior unsecured notes, partially offset by higher debt refinancing costs in 2010 of $6.2 million versus $3.8 million in 2011.

In addition to the items noted above, net income (loss) for the second quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements - in Item 1 to this Form 10-Q for further information.

Six Months Ended June 30, 2011 Compared to June 30, 2010

Net income for the six months ended June 30, 2011, was $13.4 million compared to net income of $3.4 million for the six months ended June 30, 2010. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $37.9 million, or $0.34 per diluted share for the first six months in 2011 as compared to $31.5 million, or $0.35 per diluted share for 2010.

A comparison of revenues for the six month periods ended June 30, 2011 and 2010, is as follows:

	2011	% of Total	2010	% of Total	Year over Year Change
Base rents	$56,113	77.8%	$43,946	71.5%	27.7%
Straight-line rents	3,805	5.2%	1,593	2.6%	138.8%
Percentage rents	1,668	2.3%	1,614	2.6%	3.3%
Fee income	111	0.2%	237	0.4%	-53.2%
Interest from loans	10,450	14.5%	14,061	22.9%	-25.7%

Total revenue	$72,147	100.0%	$61,451	100.0%	17.4%

Base rents for the 2011 first and second quarters increased 27.7% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases, and incremental revenue from the properties acquired in 2010 and in the first quarter of 2011. This more than offset the $1.5 million adjustment to reserve for outstanding receivables on our Denham Springs facility. Interest from loans is lower than the prior year due to the repayment of $82 million in loans in 2010.

Straight line rent for the 2011 first and second quarters increased 138.8% versus the prior year due to approximately $1.7 million of unbilled rent being reclassed to billed rent in the second quarter of 2010, partially offset by the $0.2 million write-off/reserve of straight-line rent receivables associated with the Denham Springs facility in the second quarter 2011.

Real estate depreciation and amortization during the first half of 2011 was $16.2 million, compared to $11.9 million during the same period of 2010, a 36.1% increase, due to the incremental depreciation from the properties acquired since June 2010.

Property-related expenses during the first six months decreased from $1.5 million in 2010 to $0.3 million in 2011 due to the utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of two facilities that are under development.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility. In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility.

General and administrative expenses in the first two quarters of 2011 and 2010 totaled $14.7 million and $14.7 million, respectively. We incurred higher travel costs and office expenses in 2011, which was offset by a $2.8 million charge recognized during the second quarter of 2010 as a result of the resignation of an executive officer.

Acquisition expenses increased from $0.9 million in the first half of 2010 to $2.7 million in the same period in 2011 due to increased acquisition activity and consummated deals.

Interest and other expense for the first half of 2011 and 2010 totaled $24.3 million and $24.2 million, respectively. In 2011, we recorded a charge of $3.8 million related to our debt refinancing activities, while in 2010, we recorded a charge of $6.2 million for other refinancing activities. Excluding the debt refinancing charges, interest increased 13.9% for the first six months of 2011 due to an increase in debt from the $450 million senior unsecured notes that we entered into in April 2011.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and six months ended June 30, 2011 and 2010 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
FFO information:
Net income attributable to MPT common stockholders	$2,640	$6,223	$13,419	$3,401
Participating securities’ share in earnings	(281)	(328)	(597)	(679)

Net income, less participating securities’ share in earnings	$2,359	$5,895	$12,822	$2,722

Depreciation and amortization
Continuing operations	8,355	5,766	16,248	11,891
Discontinued operations	—	331	—	1,086
Loss (gain) on sale of real estate	—	(6,162)	(5)	(6,178)

Funds from operations	$10,714	$5,830	$29,065	$9,521

Acquisition costs	616	885	2,656	949
Debt refinancing costs	3,789	6,214	3,789	6,214
Executive severance	—	2,830	—	2,830
Real estate impairment charge	564	—	564	—
Loan impairment charge	—	—	—	12,000
Write-off of other receivables	1,846	—	1,846	—

Normalized funds from operations	$17,529	$15,759	$37,920	$31,514

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.02	$0.06	$0.12	$0.03
Depreciation and amortization
Continuing operations	0.08	0.06	0.14	0.13
Discontinued operations	—	—	—	0.01
Loss (gain) on sale of real estate	—	(0.06)	—	(0.07)

Funds from operations	$0.10	$0.06	$0.26	$0.10

Acquisition costs	0.01	—	0.03	0.01
Debt refinancing costs	0.03	0.06	0.03	0.07
Executive severance	—	0.03	—	0.03
Real estate impairment charge	—	—	—	—
Loan impairment charge	—	—	—	0.14
Write-off of other receivables	0.02	—	0.02	—

Normalized funds from operations	$0.16	$0.15	$0.34	$0.35

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations related to our debt as of June 30, 2011, adjusted for the tender offer made in July 2011 on our 2008 exchangeable senior notes (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 senior unsecured notes (1)	$4,429	$13,969	$13,969	$131,063	$163,430
Exchangeable senior notes	10,034	13,935	—	—	23,969
2011 senior unsecured notes	15,813	61,875	61,875	625,656	765,219
Revolving credit facilities (2)	1,166	43,230	3,025	—	47,421
Term loans	567	2,270	2,269	15,119	20,225

Totals	$32,009	$135,279	$81,138	$771,838	$1,020,264

(1)	We entered into interest rate swaps to fix $65 million of our $125 million senior notes, starting on July 31, 2011 through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 through the maturity date (or October 2016) at a rate of 5.675%. See note 4 of Item 1 to this Form 10-Q for more information.
(2)	Reflects outstanding amounts on our revolving credit facilities and unused credit facility fees on our $330 million revolving credit facility as this assumes balance in effect at June 30, 2011 ($39.6 million as of June 30, 2011) remains in effect through maturity.

There have been no material changes to other components of our contractual obligations as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2011, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $39.7 million, which, along with cash on-hand and draws on our revolvers, were principally used to fund our dividends of $44.8 million and investing activities of $186.7 million.

In April 2011, our Operating Partnership and a wholly owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility and our $9 million collateralized term loan facility. In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. We paid down in full this revolving credit facility’s outstanding balance with the proceeds from the notes offering. We will use the remaining proceeds from the offering (approximately $210 million) for general business purposes, which we expect will include investment opportunities and debt reduction (such as the cash tender offer on 85% of the 2008 exchangeable notes made in July 2011).

During the six months ended June 30, 2010, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, were $27.0 million, which, along with cash on-hand, proceeds from the sale of stock and our Centinela property and the early loan prepayments by Prime, were principally used to fund our dividends of $32.4 million, real estate acquisitions of $74 million and our debt refinancing activities. In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, approximated $279 million. We used the net proceeds from the Offering to pay off our $30 million term loan that was due in 2010 and repurchase 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $123.2 million) pursuant to cash tender offer. In May 2010, we entered into a new $450 million secured credit facility with a syndicate of banks, and the proceeds of which along with the Offering proceeds were used to repay in full all outstanding obligations under the old $220 million credit facility.

Short-term Liquidity Requirements: At August 5, 2011, our availability under our amended revolving credit facility plus cash on-hand approximated $430 million. We have only nominal principal payments due and no significant maturities in 2011– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements during 2011 and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market offering in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: With the proceeds from the notes offering and the availability from our amended credit facility discussed above along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market offering, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future. As of June 30, 2011, adjusted for the tender offer on our 2008 exchangeable notes completed in July, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2011	$9,285
2012	39,832
2013	12,749
2014	266
2015	283
Thereafter	588,400

Total	$650,815

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2011:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risks relates to changes in interest rates and equity prices. In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be affected also by changes in “cap” rates, which is measured by the current annual base rent divided by the current market value of a facility.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2011, our outstanding debt totaled $718.3 million, which consisted of fixed-rate debt of $678.7 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $39.6 million.

If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps, would decrease by $36.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.4 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $39.6 million, the balance at June 30, 2011. We have the right to repay our floating rate debt at any time without penalty.

Share Price Sensitivity

During the second quarter of 2010, we funded a cash tender offer for 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued interest and unpaid interest (or approximately $123.2 million). At June 30, 2011, only $9.2 million of these notes remain outstanding.

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

At the time we issued the 2006 exchangeable notes, we also entered into a capped call, or call spread, transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. Based on the remainder of the notes still outstanding at June 30, 2011 and if our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 0.1 million shares. At $25 per share, we would be required to issue an additional 0.2 million shares.

In July 2011, we funded a cash tender offer for 85% of the outstanding 9.25% exchangeable senior notes due 2013 at a price of 118.5% of the principal amount plus accrued and unpaid interest (or approximately $84.2 million). At August 5, 2011, only $12.5 million of these notes remain outstanding.

Our 2008 exchangeable notes have a similar conversion adjustment feature which could affect its stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of June 30, 2011. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes post the cash tender offer in July and, assuming a price of $20 per share, we would be required to issue an additional 0.4 million shares. At $25 per share, we would be required to issue an additional 0.5 million shares.

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

4.1

Indenture, dated as of April 26, 2011, the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on

Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

4.2	Registration Rights Agreement, dated as of April 26, 2011, the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

10.1	Amended and Restated Credit Agreement, dated as of April 26, 2011, by and among the Company, the Operating Partnership, KeyBank National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2011. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2011) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: August 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of April 26, 2011, the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on

Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

4.2	Registration Rights Agreement, dated as of April 26, 2011, the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

10.1	Amended and Restated Credit Agreement, dated as of April 26, 2011, by and among the Company, the Operating Partnership, KeyBank National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Medical Properties Trust, Inc. filed on May 2, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of March 31, 2011. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended March 31, 2011) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document