Form 10-Q
period 2011-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2011-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32559

MEDICAL PROPERTIES TRUST, INC.

MPT OPERATING PARTNERSHIP, L.P.

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND DELAWARE	20-0191742 20-0242069
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 969-3755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company) (MPT Operating Partnership, L.P. only)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2011, the registrant had 111,700,249 shares of common stock, par value $.001, outstanding.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,258,288	$1,032,369
Mortgage loans	165,000	165,000

Gross investment in real estate assets	1,423,288	1,197,369
Accumulated depreciation and amortization	(100,772)	(76,094)

Net investment in real estate assets	1,322,516	1,121,275
Cash and cash equivalents	114,368	98,408
Interest and rent receivable	28,822	26,176
Straight-line rent receivable	34,603	28,912
Other loans	56,131	50,985
Other assets	39,249	23,058

Total Assets	$1,595,689	$1,348,814

Liabilities and Equity
Liabilities
Debt, net	$649,013	$369,970
Accounts payable and accrued expenses	57,666	35,974
Deferred revenue	23,576	23,137
Lease deposits and other obligations to tenants	27,770	20,157

Total liabilities	758,025	449,238
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,647 shares at September 30, 2011, and 110,225 shares at December 31, 2010	111	110
Additional paid in capital	1,054,040	1,051,785
Distributions in excess of net income	(204,343)	(148,530)
Accumulated other comprehensive loss	(11,982)	(3,641)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	837,564	899,462

Non-controlling interests	100	114

Total equity	837,664	899,576

Total Liabilities and Equity	$1,595,689	$1,348,814

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues
Rent billed	$30,738	$23,472	$88,519	$69,032
Straight-line rent	1,802	(1,124)	5,606	469
Interest and fee income	5,251	6,296	15,812	20,594

Total revenues	37,791	28,644	109,937	90,095
Expenses
Real estate depreciation and amortization	8,430	6,209	24,678	18,100
Impairment charge	—	—	564	12,000
Property-related	312	600	629	2,055
General and administrative	5,736	5,849	20,428	20,532
Acquisition expenses	530	364	3,186	1,314

Total operating expenses	15,008	13,022	49,485	54,001

Operating income	22,783	15,622	60,452	36,094
Other income (expense)
Interest income and other	51	1,475	58	1,488
Debt refinancing costs	(10,425)	(342)	(14,214)	(6,556)
Interest expense	(11,935)	(8,092)	(32,462)	(26,106)

Net other expense	(22,309)	(6,959)	(46,618)	(31,174)

Income from continuing operations	474	8,663	13,834	4,920
Income (loss) from discontinued operations	(6)	301	141	7,463

Net income	468	8,964	13,975	12,383
Net income attributable to non-controlling interests	(43)	(45)	(131)	(63)

Net income attributable to MPT common stockholders	$425	$8,919	$13,844	$12,320

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$—	$0.08	$0.12	$0.04
Income from discontinued operations attributable to MPT common stockholders	—	—	—	0.08

Net income attributable to MPT common stockholders	$—	$0.08	$0.12	$0.12

Weighted average shares outstanding:
Basic	110,714	110,046	110,568	97,573
Diluted	110,719	110,046	110,576	97,575

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$13,975	$12,383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,254	19,634
Straight-line rent revenue	(5,606)	(587)
Share-based compensation	5,293	5,250
Gain on sale of real estate	(5)	(7,693)
Impairment	564	12,000
Increase (decrease) in accounts payable and accrued liabilities	13,317	2,899
Amortization and write-off of deferred financing costs and debt discount	8,523	4,961
Premium paid on extinguishment of debt	13,091	3,834
Other adjustments	(7,278)	(5,188)

Net cash provided by operating activities	67,128	47,493
Investing activities
Real estate acquired	(196,511)	(73,851)
Principal received on loans receivable	2,898	46,532
Proceeds from sale of real estate	—	75,000
Investment in loans receivable and other investments	(16,800)	(9,626)
Construction in progress and other	(12,297)	(15,578)

Net cash (used for) provided by investing activities	(222,710)	22,477
Financing activities
Revolving credit facilities, net	39,600	(137,200)
Additions to term debt	450,000	148,500
Payments of term debt	(237,810)	(216,325)
Distributions paid	(67,194)	(54,761)
Sale of common stock, net	—	288,470
Lease deposits and other obligations to tenants	7,613	2,233
Debt issuance costs paid and other financing activities	(20,667)	(9,713)

Net cash provided by financing activities	171,542	21,204

Increase in cash and cash equivalents for period	15,960	91,174
Cash and cash equivalents at beginning of period	98,408	15,307

Cash and cash equivalents at end of period	$114,368	$106,481

Interest paid	18,761	20,846
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	(14,592)	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	22,407	22,326
Assumption of mortgage loan (as part of real estate acquired)	14,592	—

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,258,288	$1,032,369
Mortgage loans	165,000	165,000

Gross investment in real estate assets	1,423,288	1,197,369
Accumulated depreciation and amortization	(100,772)	(76,094)

Net investment in real estate assets	1,322,516	1,121,275
Cash and cash equivalents	114,368	98,408
Interest and rent receivable	28,822	26,176
Straight-line rent receivable	34,603	28,912
Other loans	56,131	50,985
Other assets	39,249	23,058

Total Assets	$1,595,689	$1,348,814

Liabilities and Capital
Liabilities
Debt, net	$649,013	$369,970
Accounts payable and accrued expenses	35,308	13,658
Deferred revenue	23,576	23,137
Lease deposits and other obligations to tenants	27,770	20,157
Payable due to Medical Properties Trust, Inc.	21,923	21,943

Total liabilities	757,590	448,865
Capital
General Partner – issued and outstanding – 1,106 units at September 30, 2011 and 1,102 units at December 31, 2010	8,500	9,035
Limited Partners:
Common units – issued and outstanding – 109,541 units at September 30, 2011 and 109,123 units at December 31, 2010	841,481	894,441
LTIP units – issued and outstanding – 94 units at September 30, 2011 and 94 units at December 31, 2010	—	—
Accumulated other comprehensive loss	(11,982)	(3,641)

Total MPT Operating Partnership capital	837,999	899,835

Non-controlling interests	100	114

Total capital	838,099	899,949

Total Liabilities and Capital	$1,595,689	$1,348,814

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2011	2010	2011	2010
Revenues
Rent billed	$30,738	$23,472	$88,519	$69,032
Straight-line rent	1,802	(1,124)	5,606	469
Interest and fee income	5,251	6,296	15,812	20,594

Total revenues	37,791	28,644	109,937	90,095
Expenses
Real estate depreciation and amortization	8,430	6,209	24,678	18,100
Impairment charge	—	—	564	12,000
Property-related	312	600	629	2,055
General and administrative	5,718	5,858	20,366	20,458
Acquisition expenses	530	364	3,186	1,314

Total operating expenses	14,990	13,031	49,423	53,927

Operating income	22,801	15,613	60,514	36,168
Other income (expense)
Interest income and other	51	1,475	58	1,488
Debt refinancing costs	(10,425)	(342)	(14,214)	(6,556)
Interest expense	(11,935)	(8,092)	(32,462)	(26,106)

Net other expense	(22,309)	(6,959)	(46,618)	(31,174)

Income (loss) from continuing operations	492	8,654	13,896	4,994
Income (loss) from discontinued operations	(6)	301	141	7,463

Net income	486	8,955	14,037	12,457
Net income attributable to non-controlling interests	(43)	(45)	(131)	(63)

Net income attributable to MPT Operating Partnership partners	$443	$8,910	$13,906	$12,394

Earnings per units — basic and diluted
Income (loss) from continuing operations attributable to MPT Operating Partnership partners	$—	$0.08	$0.12	$0.04
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	0.08

Net income attributable to MPT Operating Partnership Partners	$—	$0.08	$0.12	$0.12

Weighted average units outstanding:
Basic	110,714	110,046	110,568	97,573
Diluted	110,719	110,046	110,576	97,575
Dividends declared per unit	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$14,037	$12,457
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,254	19,634
Straight-line rent revenue	(5,606)	(587
Unit-based compensation	5,293	5,250
Gain on sale of real estate	(5)	(7,693)
Impairment	564	12,000
Increase (decrease) in accounts payable and accrued liabilities	13,254	2,825
Amortization and write-off of deferred financing costs and debt discount	8,523	4,961
Premium paid on extinguishment of debt	13,091	3,834
Other adjustments	(7,277)	(5,188)

Net cash provided by operating activities	67,128	47,493
Investing activities
Real estate acquired	(196,511)	(73,851)
Principal received on loans receivable	2,898	46,532
Proceeds from sale of real estate	—	75,000
Investment in loans receivable and other investments	(16,800)	(9,626)
Construction in progress and other	(12,297)	(15,578)

Net cash (used for) provided by investing activities	(222,710)	22,477
Financing activities
Revolving credit facilities, net	39,600	(137,200)
Additions to term debt	450,000	148,500
Payments of term debt	(237,810)	(216,325)
Distributions paid	(67,194)	(54,761)
Sale of common units, net	—	288,470
Lease deposits and other obligations to tenants	7,613	2,233
Debt issuance costs paid and other financing activities	(20,667)	(9,713)

Net cash provided by financing activities	171,542	21,204

Increase in cash and cash equivalents for period	15,960	91,174
Cash and cash equivalents at beginning of period	98,408	15,307

Cash and cash equivalents at end of period	$114,368	$106,481

Interest paid	18,761	20,846
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	(14,592)	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	22,407	22,326
Assumption of mortgage loan (as part of real estate acquired)	14,592	—

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC., AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 along with updates (if needed) provided in our Form 10-Qs filed in 2011.

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

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital was part of a three property acquisition announced in

December 2010 and is currently being operated by Kindred Healthcare Inc. (formerly RehabCare). The purchase price of this hospital was $19.5 million, which included the assumption of a $16 million existing mortgage loan that matures in January 2018.

On July 18, 2011, we acquired the real estate of the 40-bed Vibra Specialty Hospital of DeSoto in Desoto, Texas for $13.0 million. Vibra Specialty Hospital of DeSoto is a new long-term acute care hospital that is currently ramping up its operations. This facility will be leased to a subsidiary of Vibra for a fixed term of 15 years with options to extend. In addition, we have made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

On September 30, 2011, we purchased the real estate of a 40-bed long-term acute care facility in New Braunfels, Texas for $10.0 million. This facility will be leased to an affiliate of Post Acute Medical, LLC for a fixed term of 15 years with options to extend. In addition, we have made a $1.4 million equity investment for a 25% equity ownership in the operator of this facility and funded a $2.0 million working capital loan.

On June 17, 2010, we acquired three inpatient rehabilitation hospitals in Texas for an aggregate purchase price of $74 million. The properties acquired had existing leases in place, which we assumed, that have initial terms expiring in 2033. Each lease may, subject to conditions, be renewed by the operator for two additional ten-year terms.

As part of these acquisitions, we purchased the following assets: (dollar amounts in thousands)

	2011	2010
Land	$17,218	$6,264
Building	178,535	61,893
Intangible lease assets — subject to amortization (weighted average useful life of 13.5 years in 2011 and 23.1 years in 2010)	15,351	5,694

Total	$211,104	$73,851

The purchase price allocations attributable to the identifiable assets acquired and liabilities assumed related to the acquisitions made in 2011 are final except for the New Braunfels property. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized.

From the respective acquisition dates, the seven hospitals acquired in 2011 contributed $5.5 million and $14.0 million of revenue and $3.7 million and $9.1 million of income (excluding related acquisition expenses) for the three and nine months ended September 30, 2011, respectively. In addition, we incurred $0.5 million and $3.2 million of acquisition related costs on consummated and non-consummated deals for the three and nine months ended September 30, 2011.

From the respective acquisition dates, the three hospitals acquired in 2010 contributed $1.9 million and $2.2 million of revenue and $1.4 million and $1.7 million of income (excluding related acquisition expenses) for the three and nine months ended September 30, 2010, respectively. In addition, we incurred $0.4 million and $1.3 million of acquisition related costs during the three and nine months ended September 30, 2010.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2011 and 2010, as if each acquisition in 2011 and 2010 was consummated on the same terms at the beginning of 2010. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred in the three and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands except per share/unit data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$38,115	$34,986	$113,467	$109,522
Net income	446	11,551	17,161	12,710
Net income per share/unit – diluted	$—	$0.10	$0.15	$0.12

Disposals

In April 2010, we sold the real estate of our Centinela Hospital, a 369-bed acute care medical center located in Inglewood, California, to Prime, for $75 million resulting in a gain of approximately $6 million. Due to this sale, operating results of our Inglewood facility have been included in discontinued operations for all prior periods.

Leasing Operations

As noted in our second quarter filing, the operator of our Denham Springs facility in Louisiana has not made all the payments required by the real estate lease agreement, and thus, the tenant is in default. During the second quarter of 2011, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant and/or related collateral would, more likely than not, result in less than a full recovery of our receivables. As a result, we fully reserved for all outstanding receivables (including $1.5 million in billed rent, $0.2 million of unbilled rent, and $0.1 million of other receivables) with the exception of the $0.7 million promissory note that we expect is recoverable from existing collateral. In addition, we recorded a $0.6 million impairment charge against the real estate during the second quarter of 2011. We have not recorded any rental revenue or reversed previously established reserves during the third quarter, except for $0.2 million, which represents payments received from the tenant subsequent to the second quarter. At September 30, 2011, we continue to believe, based on existing collateral and the current real estate market, that the $0.7 million loan and the $4.4 million of real estate are fully recoverable; however, no assurances can be made that future reserves will not be needed.

As of September 30, 2011, we have advanced $28.8 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including $0.6 million advanced in the 2011 third quarter related to a project at Monroe designed to increase revenue at the facility. In addition, as of September 30, 2011, we have $14.6 million of rent, interest and other charges owed to us by the operator, of which $5.5 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it was reasonably likely that the existing tenant would be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At September 30, 2011, our net investment (exclusive of the related real estate) of $31.4 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $7 million in hospital patient receivables, (ii) cash balances of approximately $4 million, (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral and (iv) continued improvement in operational revenue statistics compared to previous years.

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

In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Shasta property, and we terminated our agreements with Prime concerning the additional rent, which could have paid us up to $20 million over the 10 year lease life. Of this $12 million in additional rent, $3.5 million has been recognized in income from lease inception through September 30, 2011, and we expect to recognize the other $8.5 million into income over the remainder of the lease life.

Loans

In April 2010, Prime repaid $40 million in other loans plus accrued interest.

Concentrations of Credit Risk

For the three months ended September 30, 2011 and 2010, revenue from affiliates of Prime (including rent and interest from loans) accounted for 30.9% and 33.8%, respectively, of total revenue. For the three months ended September 30, 2011 and 2010, revenue from Vibra (including rent and interest from working capital loans) accounted for 12.4% and 15.4%, respectively, of total revenue.

For the nine months ended September 30, 2011 and 2010, revenue from affiliates of Prime (including rent and interest from loans) accounted for 31.1% and 33.4%, respectively, of total revenue. For the nine months ended September 30, 2011 and 2010, revenue from Vibra (including rent and interest from working capital loans) accounted for 12.6% and 14.7%, respectively, of total revenue.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of September 30, 2011		As of December 31, 2010
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$39,600	Variable	$—	Variable
2006 senior unsecured notes	125,000	Various	125,000	7.333% — 7.871%
2011 senior unsecured notes	450,000	6.875%	—
Exchangeable senior notes:
Principal amount	20,175	6.125% — 9.250%	91,175	6.125% — 9.250%
Unamortized discount	(248)		(2,585)

	19,927		88,590

Term loans:
Principal amount	14,486	6.200%	157,683	Various
Unamortized discount	—		(1,303)

	14,486		156,380

	$649,013		$369,970

As of September 30, 2011, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2011	$9,232
2012	39,832
2013	11,249
2014	265
2015	283
Thereafter	588,400

Total	$649,261

To fund the acquisitions disclosed in Note 3, we used cash on-hand, borrowed on our revolving credit facilities, used a portion of the proceeds from the sale of the 2011 senior unsecured notes, and assumed a $16 million mortgage loan. This mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The mortgage loan has a fixed rate at 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium.

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

In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 9.25% exchangeable senior notes due 2013 at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer. The interest savings from the retirement of this debt will offset the majority of the premium paid to retire it, and the potential dilution effect from the convertible aspect of these notes is removed.

In connection with these 2011 refinancing activities, we recognized charges of $10.4 million and $14.2 million for the three and nine months ended September 30, 2011, respectively, related to the write-off of previously deferred loan costs and discounts associated with the payoff of the debt instruments noted above.

In April 2010, we completed a public offering of common stock (the “Offering”) resulting in net proceeds, after underwriting discount and commissions, of approximately $279 million. See Note 5 to our condensed consolidated financial statements for further information. We used the net proceeds from the Offering to repurchase 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million) pursuant to a cash tender offer. In addition, we paid off a $30 million term loan. Finally, in May 2010, we closed on a $450 million credit facility, and the proceeds of such along with the Offering were used to repay in full all outstanding obligations under the previous credit facility. These refinancing activities resulted in a charge of $0.3 million and $6.6 million for the three and nine months ended September 30, 2010, respectively.

At September 30, 2011, $65 million of our 2006 senior unsecured notes carried a variable rate of 2.67%, while the remaining $60 million was fixed at rates ranging from 7.333% to 7.715%. During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior unsecured notes, which started July 31, 2011 (date on which the interest rate turned variable) and will run through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 (date on which the related interest rate is scheduled to turn variable) through the maturity date (or October 2016) at a rate of 5.675%. At September 30, 2011, the fair value of the interest rate swaps is $12.0 million, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet until the underlying debt matures while the ineffective portion is recorded through earnings. We estimate the fair value of interest rate swaps using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and nine month periods ended September 30, 2011 or 2010.

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

In addition to these restrictions, the amended credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2011, we were in compliance with all such financial and operating covenants.

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

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 2,642,597 shares remain available for future stock awards as of September 30, 2011. We awarded the following during 2011 and 2010:

Time-based awards - We granted 269,085 and 277,680 shares in 2011 and 2010, respectively, of time-based restricted stock to management, independent directors, and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards - Our management team and certain employees (2011 only) were awarded 229,938 and 182,600 performance based awards in 2011 and 2010, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carryforward provision through December 31, 2014 (for the 2010 awards) and December 31, 2015 (for the 2011 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards - We awarded 600,000 shares in 2011 of multi-year performance-based awards to management and certain employees. These shares are subject to three-year cumulative performance hurdles based on total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Partner’s Capital

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners including the Company (which owns 100% of the General Partner) and three other partners who are employees. By virtue of its ownership of the General Partner, the Company has a 99.9% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the three employees via their ownership of LTIP units. These LTIP units were issued to the employees pursuant to the 2007 Multi-Year Incentive Plan, which is part of the Equity Incentive Plan and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”)

In regards to distributions, the Operating Partnership shall distribute cash at such times and in such amounts as are determined by the General Partner in its sole and absolute discretion, to common unit holders who are common unit holders on the record date. However, per the Operating Partnership Agreement, the General Partner shall use its reasonable efforts to cause the Operating Partnership to distribute amounts sufficient to enable the Company to pay stockholder dividends that will allow the Company to (i) meet its distribution requirement for qualification as a REIT and (ii) avoid any federal income or excise tax liability imposed by the Internal Revenue Code, other than to the extent the Company elects to retain and pay income tax on its net capital gain. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for distribution purposes.

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the limited partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will generally be allocated first to the limited partners until their capital account is zero and then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption, or alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. In order for LTIP units to be redeemed, they must first be converted to common units and then must wait two years from the issuance of the LTIP units to be redeemed.

8. Fair Value of Financial Instruments

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

The following table summarizes fair value information for our financial instruments (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$28,822	$22,418	$26,176	$20,265
Loans	221,131	223,556	215,985	209,126
Debt, net	(649,013)	(597,802)	(369,970)	(359,910)

9. Discontinued Operations

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

The following table presents the results of discontinued operations, which include the revenue and expenses of the three previously-owned facilities noted above, for the three and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$572	$—	$4,264
Gain on sale	—	—	5	6,178
Income (loss)	(6)	301	141	7,463
Earnings per share/unit — diluted	$—	$—	$—	$0.08

10. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	$(000,000)	$(000,000)
	For the Three Months Ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$474	$8,663
Non-controlling interests’ share in continuing operations	(43)	(45)
Participating securities’ share in earnings	(264)	(316)

Income (loss) from continuing operations, less participating securities’ share in earnings	167	8,302
Income (loss) from discontinued operations attributable to MPT common stockholders	(6)	301

Net income, less participating securities’ share in earnings	$161	$8,603

	$(000,000)	$(000,000)
	For the Three Months Ended September 30,
	2011	2010
Denominator
Basic weighted-average common shares	110,714	110,046
Dilutive share options	5	—

Dilutive weighted-average common shares	110,719	110,046

	$(000,000)	$(000,000)
	For the Nine Months Ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$13,834	$4,920
Non-controlling interests’ share in continuing operations	(131)	(63)
Participating securities’ share in earnings	(860)	(994)

Income (loss) from continuing operations, less participating securities’ share in earnings	12,843	3,863
Income (loss) from discontinued operations attributable to MPT common stockholders	141	7,463

Net income, less participating securities’ share in earnings	$12,984	$11,326

Denominator
Basic weighted-average common shares	110,568	97,573
Dilutive share options	8	2

Dilutive weighted-average common shares	110,576	97,575

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	$(000,000)	$(000,000)
	For the Three Months Ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$492	$8,654
Non-controlling interests’ share in continuing operations	(43)	(45)
Participating securities’ share in earnings	(264)	(316)

Income (loss) from continuing operations, less participating securities’ share in earnings	185	8,293
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(6)	301

Net income, less participating securities’ share in earnings	$179	$8,594

Denominator
Basic weighted-average units	110,714	110,046
Dilutive options	5	—

Dilutive weighted-average units	110,719	110,046

	$(000,000)	$(000,000)
	For the Nine Months Ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations	$13,896	$4,994
Non-controlling interests’ share in continuing operations	(131)	(63)
Participating securities’ share in earnings	(860)	(994)

Income (loss) from continuing operations, less participating securities’ share in earnings	12,905	3,937
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	141	7,463

Net income, less participating securities’ share in earnings	$13,046	$11,400

Denominator
Basic weighted-average units	110,568	97,573
Dilutive options	8	2

Dilutive weighted-average units	110,576	97,575

For the three and nine months ended September 30, 2011 and 2010, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

11. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

12. Comprehensive Income (Loss)

Medical Properties Trust, Inc.

The following table provides a summary of comprehensive income (loss) for the applicable periods (in thousands):

	$(000,000)	$(000,000)
	For the Three Months Ended September 30,
	2011	2010
Net income	$468	$8,964
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(5,272)	(3,845)

Total comprehensive income (loss)	(4,804)	5,119
Comprehensive income attributable to non-controlling interests	(43)	(45)

Comprehensive income (loss) attributable to MPT common stockholders	$(4,847)	$5,074

	$(000,000)	$(000,000)
	For the Nine Months Ended September 30,
	2011	2010
Net income	$13,975	$12,383
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(8,341)	(7,005)

Total comprehensive income (loss)	5,634	5,378
Comprehensive income attributable to non-controlling interests	(131)	(63)

Comprehensive income (loss) attributable to MPT common stockholders	$5,503	$5,315

MPT Operating Partnership, L.P.

The following table provides a summary of comprehensive income (loss) for the applicable periods (in thousands):

	$(000,000)	$(000,000)
	For the Three Months Ended September 30,
	2011	2010
Net income	$486	$8,955
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(5,272)	(3,845)

Total comprehensive income (loss)	(4,786)	5,110
Comprehensive income attributable to non-controlling interests	(43)	(45)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$(4,829)	$5,065

	$(000,000)	$(000,000)
	For the Nine Months Ended September 30,
	2011	2010
Net income	$14,037	$12,457
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(8,341)	(7,005)

Total comprehensive income (loss)	5,696	5,452
Comprehensive income attributable to non-controlling interests	(131)	(63)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$5,565	$5,389

13. Subsequent Events

In October 2011, we entered into agreements with Emerus Holdings to acquire, provide development funding for, and lease three acute care hospitals near San Antonio, Texas. We expect our investment in these three facilities, once built, will approximate $30 million. These three facilities will be leased under a master lease with an initial term of 15 years and three five-year extension options.

On November 4, 2011, we acquired Hoboken University Medical Center in Hoboken, New Jersey, a 350-bed acute care facility. The total investment for this transaction is $75.0 million, which includes 100% ownership of the real estate, a secured working capital loan of up to $20 million, and a $5 million convertible note. The lease with the tenant has an initial term of 15 years with six five-year extension options.

14. Income Taxes

With the early prepayment of working capital loans by Prime and the impairment of the Monroe loan in 2010 as more fully described in Note 3, we did not believe that one of our taxable REIT subsidiaries would generate enough taxable income to use the federal and state net operating losses within the carry-forward period specified by law. Therefore, in the 2010 second quarter, we fully reserved for the $1.5 million deferred tax asset, of which $1.2 million relates to discontinued operations. We continue to monitor this valuation allowance and if circumstances change (such as new loans or other transactions), we will adjust this valuation allowance accordingly.

15. Executive Severance

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

16. Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011 senior unsecured notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuer”), (c) on a combined basis, the guarantors of our 2011 unsecured senior notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The guarantees by the Subsidiary Guarantors may be released and discharged upon: (1) any sale, exchange or transfer of all of the capital stock of a Subsidiary Guarantor; (2) the merger or consolidation of a Subsidiary Guarantor with a Subsidiary Issuer or any other Subsidiary Guarantor; (3) the proper designation of any Subsidiary Guarantor by the Subsidiary Issuers as “unrestricted” for covenant purposes under the indenture governing the 2011 senior unsecured notes; (4) the legal defeasance or covenant defeasance or satisfaction and discharge of the indenture; (5) a liquidation or dissolution of a Subsidiary Guarantor permitted under the indenture governing the 2011 senior unsecured notes; or (6) the release or discharge of the Subsidiary Guarantor from its guarantee obligations under our revolving credit facility.

Condensed Consolidated Balance Sheet

September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$86	$1,087,256	$170,946	$—	$1,258,288
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	86	1,252,256	170,946	—	1,423,288
Accumulated depreciation and amortization	—	—	(87,681)	(13,091)	—	(100,772)

Net investment in real estate assets		86	1,164,575	157,855	—	1,322,516
Cash & cash equivalents	—	113,132	—	1,236	—	114,368
Interest and rent receivable	—	505	22,184	6,133	—	28,822
Straight-line rent receivable	—	—	25,158	9,445	—	34,603
Other loans	—	177	230	55,724	—	56,131
Net intercompany receivable (payable)	21,923	869,106	(856,530)	(34,499)	—	—
Investment in subsidiaries	838,099	462,310	43,020	—	(1,343,429)	—
Other assets	—	21,794	1,199	16,256	—	39,249

Total Assets	$860,022	$1,467,110	$399,836	$212,150	$(1,343,429)	$1,595,689

Liabilities and Equity
Liabilities
Debt, net	$—	$594,927	$—	$54,086	$—	$649,013
Accounts payable and accrued expenses	22,358	33,481	1,416	411	—	57,666
Deferred revenue	—	603	18,277	4,696	—	23,576
Lease deposits and other obligations to tenants	—	—	26,641	1,129	—	27,770

Total liabilities	22,358	629,011	46,334	60,322	—	758,025
Total Medical Properties Trust Inc. stockholder’s equity	837,564	837,999	353,502	151,828	(1,343,329)	837,564

Non-controlling interests	100	100	—	—	(100)	100

Total equity	837,664	838,099	353,502	151,828	(1,343,429)	837,664

Total Liabilities and Equity	$860,022	$1,467,110	$399,836	$212,150	$(1,343,429)	$1,595,689

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$26,608	$4,461	$(331)	$30,738
Straight-line rent	—	—	1,255	547	—	1,802
Interest and fee income	—	1,351	4,000	1,088	(1,188)	5,251

Total revenues	—	1,351	31,863	6,096	(1,519)	37,791
Expenses
Real estate depreciation and amortization	—	—	7,455	975	—	8,430
Impairment charge	—	—	—	—	—	—
Property-related	—	87	211	345	(331)	312
General and administrative	18	6,348	—	(630)	—	5,736
Acquisition expenses	—	513	17	—	—	530

Total operating expenses	18	6,948	7,683	690	(331)	15,008

Operating income (expense)	(18)	(5,597)	24,180	5,406	(1,188)	22,783
Other income (expense)
Interest income and other	—	44	84	(77)	—	51
Debt refinancing costs	—	(10,425)	—	—	—	(10,425)
Interest expense	—	(11,735)	230	(1,618)	1,188	(11,935)

Net other income (expense)	—	(22,116)	314	(1,695)	1,188	(22,309)

Income (loss) from continuing operations	(18)	(27,713)	24,494	3,711	—	474
Income (loss) from discontinued operations	—	—	—	(6)	—	(6)
Equity in earnings of consolidated subsidiaries net of income taxes	486	28,199	1,112	—	(29,797)	—

Net income (loss)	468	486	25,606	3,705	(29,797)	468
Net income (loss) attributable to non-controlling interests	(43)	(43)	—	—	43	(43)

Net income (loss) attributable to MPT common stockholders	$425	$443	$25,606	$3,705	$(29,754)	$425

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$76,907	$12,606	$(994)	$88,519
Straight-line rent	—	—	3,891	1,715	—	5,606
Interest and fee income	—	4,118	12,677	3,105	(4,088)	15,812

Total revenues	—	4,118	93,475	17,426	(5,082)	109,937
Expenses
Real estate depreciation and amortization	—	—	21,914	2,764	—	24,678
Impairment charge	—	—	564	—	—	564
Property-related	—	87	513	1,023	(994)	629
General and administrative	62	18,356	—	2,010	—	20,428
Acquisition expenses	—	2,717	469	—	—	3,186

Total operating expenses	62	21,160	23,460	5,797	(994)	49,485

Operating income (expense)	(62)	(17,042)	70,015	11,629	(4,088)	60,452
Other income (expense)
Interest income and other	—	42	84	(68)	—	58
Debt refinancing costs	—	(14,109)	—	(105)	—	(14,214)
Interest expense	—	(31,750)	488	(5,288)	4,088	(32,462)

Net other income (expense)	—	(45,817)	572	(5,461)	4,088	(46,618)

Income (loss) from continuing operations	(62)	(62,859)	70,587	6,168	—	13,834
Income (loss) from discontinued operations	—	—	98	43	—	141
Equity in earnings of consolidated subsidiaries net of income taxes	14,037	76,896	3,457	—	(94,390)	—

Net income (loss)	13,975	14,037	74,142	6,211	(94,390)	13,975
Net income (loss) attributable to non-controlling interests	(131)	(131)	—	—	131	(131)

Net income (loss) attributable to MPT common stockholders	$13,844	$13,906	$74,142	$6,211	$(94,259)	$13,844

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(124)	$(26,727)	$86,972	$7,007	$—	$67,128

Investing Activities
Real estate acquired	—	—	(168,600)	(27,911)	—	(196,511)
Principal received on loans receivable	—	—	—	2,898	—	2,898
Proceeds from sales of real estate	—	—	—	—	—	—
Investments in and advances to subsidiaries	67,126	(89,763)	89,135	504	(67,002)	—
Investments in loans receivable and other investments	—	(205)	(3,314)	(13,281)	—	(16,800)
Construction in progress and other	—	—	(12,297)	—	—	(12,297)

Net cash provided by (used in) investing activities	67,126	(89,968)	(95,076)	(37,790)	(67,002)	(222,710)

Financing Activities
Revolving credit facilities, net	—	—	—	39,600	—	39,600
Additions to term debt	—	450,000	—	—	—	450,000
Payments of term debt	—	(229,271)	—	(8,539)	—	(237,810)
Distributions paid	(67,002)	(67,194)	—	—	67,002	(67,194)
Sale of common stock, net	—	—	—	—	—	—
Lease deposits and other obligations to tenants	—	—	8,104	(491)	—	7,613

Debt issuance costs paid and other financing activities	—	(20,530)	—	(137)	—	(20,667)

Net cash provided by financing activities	(67,002)	133,005	8,104	30,433	67,002	171,542

Increase (decrease) in cash and cash equivalents for period	—	16,310	—	(350)	—	15,960
Cash and cash equivalents at beginning of period	—	96,822	—	1,586	—	98,408

Cash and cash equivalents at end of period	$—	$113,132	$—	$1,236	$—	$114,368

Condensed Consolidated Balance Sheet

December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$297	$903,630	$128,442	$—	$1,032,369
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	297	1,068,630	128,442	—	1,197,369
Accumulated depreciation and amortization	—	—	(65,767)	(10,327)	—	(76,094)

Net investment in real estate assets	—	297	1,002,863	118,115	—	1,121,275
Cash & cash equivalents	—	96,822	—	1,586	—	98,408
Interest and rent receivable	—	157	20,727	5,292	—	26,176
Straight-line rent receivable	—	—	21,180	7,732	—	28,912
Other loans	—	178	—	50,807	—	50,985
Net intercompany receivable (payable)	21,944	774,771	(767,395)	(29,320)	—	—
Investment in subsidiaries	899,949	390,232	42,970	—	(1,333,151)	—
Other assets	—	10,289	1,215	11,554	—	23,058

Total Assets	$921,893	$1,272,746	$321,560	$165,766	$(1,333,151)	$1,348,814

Liabilities and Equity
Liabilities
Debt, net	$—	$361,537	$—	$8,433	$—	$369,970
Accounts payable and accrued expenses	22,317	10,824	2,430	403	—	35,974
Deferred revenue	—	436	17,826	4,875	—	23,137
Lease deposits and other obligations to tenants	—	—	18,539	1,618	—	20,157

Total liabilities	22,317	372,797	38,795	15,329	—	449,238

Total Medical Properties Trust Inc. stockholder’s equity	899,462	899,835	282,765	150,437	(1,333,037)	899,462

Non-controlling interests	114	114	—	—	(114)	114

Total equity	899,576	899,949	282,765	150,437	(1,333,151)	899,576

Total Liabilities and Equity	$921,893	$1,272,746	$321,560	$165,766	$(1,333,151)	$1,348,814

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues
Rent billed	$—	$—	$20,116	$3,682	$(326)	$23,472
Straight-line rent	—	—	(1,612)	488	—	(1,124)
Interest and fee income	—	1,420	4,216	2,192	(1,532)	6,296

Total revenues	—	1,420	22,720	6,362	(1,858)	28,644
Expenses
Real estate depreciation and amortization	—	—	5,421	788	—	6,209
Impairment charge	—	—	—	—	—	—
Property-related	—	(43)	640	329	(326)	600
General and administrative	(9)	5,781	—	77	—	5,849
Acquisition expenses	—	364	—	—	—	364

Total operating expenses	(9)	6,102	6,061	1,194	(326)	13,022

Operating income (loss)	9	(4,682)	16,659	5,168	(1,532)	15,622
Other income (expense)
Interest income and other	—	(17)	1,494	(2)	—	1,475
Debt refinancing costs	—	(342)	—	—	—	(342)
Interest expense	—	(8,058)	(5)	(1,561)	1,532	(8,092)

Net other income (expense)	—	(8,417)	1,489	(1,563)	1,532	(6,959)

Income (loss) from continuing operations	9	(13,099)	18,148	3,605	—	8,663
Income (loss) from discontinued operations	—	—	(154)	455	—	301
Equity in earnings of consolidated subsidiaries net of income taxes	8,955	22,054	1,073	—	(32,082)	—

Net income (loss)	8,964	8,955	19,067	4,060	(32,082)	8,964
Net income (loss) attributable to non-controlling interests	(45)	(45)	—	—	45	(45)

Net income attributable to MPT common stockholders	$8,919	$8,910	$19,067	$4,060	$(32,037)	$8,919

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2010

(in thousands)

		Subsidiary	Subsidiary	Non-Guarantor		Total
	Parent	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rent billed	$—	$—	$59,011	$10,726	$(705)	$69,032
Straight-line rent	—	—	(951)	1,420	—	469
Interest and fee income	—	5,561	12,621	8,411	(5,999)	20,594

Total revenues	—	5,561	70,681	20,557	(6,704)	90,095
Expenses
Real estate depreciation and amortization	—	—	15,740	2,360	—	18,100
Impairment charge	—	—	—	12,000	—	12,000
Property-related	—	5	2,020	735	(705)	2,055
General and administrative	74	20,216	—	242	—	20,532
Acquisition expenses	—	1,314	—	—	—	1,314

Total operating expenses	74	21,535	17,760	15,337	(705)	54,001

Operating income (loss)	(74)	(15,974)	52,921	5,220	(5,999)	36,094
Other income (expense)
Interest income and other	—	—	1,494	(6)	—	1,488
Debt refinancing costs	—	(6,556)	—	—	—	(6,556)
Interest expense	—	(25,706)	(33)	(6,366)	5,999	(26,106)

Net other income (expense)	—	(32,262)	1,461	(6,372)	5,999	(31,174)

Income (loss) from continuing operations	(74)	(48,236)	54,382	(1,152)	—	4,920
Income (loss) from discontinued operations	—	—	(561)	8,024	—	7,463
Equity in earnings of consolidated subsidiaries net of income taxes	12,457	60,693	3,201	—	(76,351)	—

Net income (loss)	12,383	12,457	57,022	6,872	(76,351)	12,383
Net income (loss) attributable to non-controlling interests	(63)	(63)	—	—	63	(63)

Net income attributable to MPT common stockholders	$12,320	$12,394	$57,022	$6,872	$(76,288)	$12,320

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(1,885)	$(19,512)	$68,429	$461	$—	$47,493

Investing Activities
Real estate acquired	—	—	(73,851)	—	—	(73,851)
Principal received on loans receivable	—	—	—	46,532	—	46,532
Proceeds from sales of real estate	—	—	—	75,000	—	75,000
Investments in and advances to subsidiaries	(231,996)	49,874	8,711	(60,470)	233,881	—
Investments in loans receivable and other investments	—	—	(5,000)	(4,626)	—	(9,626)
Construction in progress and other	—	(13)	(1,607)	(13,958)	—	(15,578)

Net cash provided by (used in) investing activities	(231,996)	49,861	(71,747)	42,478	233,881	22,477

Financing Activities
Revolving credit facilities, net	—	(96,000)	—	(41,200)	—	(137,200)
Additions to term debt	—	148,500	—	—	—	148,500
Payments of term debt	—	(216,145)	—	(180)	—	(216,325)
Distributions paid	(54,589)	(54,761)	—	—	54,589	(54,761)
Sale of common stock, net	288,470	288,470	—	—	(288,470)	288,470
Lease deposits and other obligations to tenants	—	—	3,318	(1,085)	—	2,233
Debt issuance costs paid and other financing activities	—	(9,713)	—	—	—	(9,713)

Net cash provided by financing activities	233,881	60,351	3,318	(42,465)	(233,881)	21,204

Increase in cash and cash equivalents for period	—	90,700	—	474	—	91,174
Cash and cash equivalents at beginning of period	—	14,814	—	493	—	15,307

Cash and cash equivalents at end of period	$—	$105,514	$—	$967	$—	$106,481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2010 Annual Report on Form 10-K, as amended, along with our subsequently filed Form 10-Qs in 2011, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, exchangeable senior notes, and our accounting policy on consolidation. During the three months ended September 30, 2011, there were no material changes to these policies.

Overview

We were incorporated under Maryland law on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 federal income tax return. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are used for acquisitions and working capital. Finally, from time to time, we acquire profits or equity interests in our tenants that gives us a limited right to share in the tenant’s positive cash flow or earnings.

At September 30, 2011, our portfolio consisted of 60 properties: 56 facilities (of the 58 facilities that we own, of which two are subject to long-term ground leases) are leased to 19 tenants, one is presently not under lease as it is under re-development, one is under development, and the remaining assets are in the form of first mortgage loans to a single operator. Our owned and ground leased facilities consisted of 22 general acute care hospitals, 19 long-term acute care hospitals, nine inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	$000,000	$000,000	$000,000	$000,000
	For the Three Months Ended September 30, 2011	% of Total	For the Three Months Ended September 30, 2010	% of Total
General Acute Care Hospitals	$22,585	59.8%	$16,829	58.8%
Long-term Acute Care Hospitals	9,726	25.7%	6,649	23.2%
Rehabilitation Hospitals	4,631	12.3%	4,402	15.4%
Medical Office Buildings	433	1.1%	426	1.5%
Wellness Centers	416	1.1%	338	1.1%

Total revenue	$37,791	100.0%	$28,644	100.0%

	$000,000	$000,000	$000,000	$000,000
	For the Nine Months Ended September 30, 2011	% of Total	For the Nine Months Ended September 30, 2010	% of Total
General Acute Care Hospitals	$66,822	60.8%	$58,042	64.4%
Long-term Acute Care Hospitals	26,783	24.4%	19,777	22.0%
Rehabilitation Hospitals	13,788	12.5%	9,984	11.1%
Medical Office Buildings	1,298	1.2%	1,279	1.4%
Wellness Centers	1,246	1.1%	1,013	1.1%

Total revenue	$109,937	100.0%	$90,095	100.0%

We have 28 employees as of November 4, 2011. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Results of Operations

Three months Ended September 30, 2011 Compared to September 30, 2010

Net income for the three months ended September 30, 2011 was $0.4 million, compared to $8.9 million for the three months ended September 30, 2010. As described below, a significant contributor to the difference between 2011 and 2010 net income is the write-off of debt costs and the redemption premium associated with our debt refinancing activities more fully described in Note 4 of Item 1 of this Form 10-Q. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $19.5 million, or $0.18 per diluted share for the 2011 third quarter as compared to $16.9 million, or $0.15 per diluted share for the 2010 third quarter.

A comparison of revenues for the three month period ended September 30, 2011 and 2010 is as follows, as adjusted in 2010 for discontinued operations (dollar amounts in thousands):

	2011	% of Total	2010	% of Total	Year over Year Change
Base rents	$30,260	80.1%	$23,044	80.4%	31.3%
Straight-line rents	1,802	4.8%	(1,125)	(3.9)%	260.2%
Percentage rents	478	1.2%	429	1.5%	11.4%
Fee income	22	0.1%	157	0.6%	(86.0)%
Interest from loans	5,229	13.8%	6,139	21.4%	(14.8)%

Total revenue	$37,791	100.0%	$28,644	100.0%	31.9%

Base rents for the 2011 third quarter increased 31.3% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and incremental revenue from the properties acquired in late 2010 and 2011. Straight-line rent is higher than the prior year primarily due to the $2.5 million and $0.2 million write-off/reserve of straight-line rent receivables associated with our Monroe and Cleveland facility, respectively, in 2010. Interest from loans is lower than the prior year due to the repayment of the $43 million mortgage loan on the Centinela property in 2010.

Real estate depreciation and amortization during the third quarter of 2011 increased to $8.4 million from $6.2 million in 2010, due to the incremental depreciation from the properties acquired since September 2010.

Property-related expenses in the third quarter of 2011 decreased from $0.6 million in 2010 to $0.3 million in 2011 due to the utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of two facilities that are under development.

Acquisition expenses increased slightly from $0.4 million in the third quarter of 2010 to $0.5 million in 2011.

General and administrative expenses totaled $5.7 million for the 2011 third quarter, which was flat with the prior year of $5.8 million.

Interest income and other is lower than the 2010 third quarter due to the $1.5 million gain on the property exchange more fully described in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

Interest expense (including debt refinancing costs) for the quarters ended September 30, 2011 and 2010 totaled $22.4 million and $8.4 million, respectively. This increase is primarily related to higher debt balances associated with our new senior unsecured notes, partially offset by higher debt refinancing costs in 2011 of $10.4 million versus $0.3 million in 2010. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt refinancing activities.

In addition to the items noted above, net income (loss) for the third quarter in both years was impacted by discontinued operations. See Note 9 to our Condensed Consolidated Financial Statements - in Item 1 to this Form 10-Q for further information.

Nine Months Ended September 30, 2011 Compared to September 30, 2010

Net income for the nine months ended September 30, 2011, was $13.8 million compared to net income of $12.3 million for the nine months ended September 30, 2010. As described below, the significant contributors to the difference between 2011 and 2010 net income is the incremental rent from acquired properties and higher impairment charges in 2010 related to our Monroe loan, partially offset by higher debt refinancing costs as more fully described in Note 4 of Item 1 of this Form 10-Q. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $57.5 million, or $0.52 per diluted share for the first nine months in 2011 as compared to $48.4 million, or $0.50 per diluted share for 2010.

A comparison of revenues for the nine month periods ended September 30, 2011 and 2010 is as follows (dollar amounts in thousands):

	2011	% of Total	2010	% of Total	Year over Year Change
Base rents	$86,373	78.5%	$66,989	74.4%	28.9%
Straight-line rents	5,606	5.1%	469	0.5%	1,095.3%
Percentage rents	2,146	2.0%	2,042	2.3%	5.1%
Fee income	134	0.1%	395	0.4%	(66.1)%
Interest from loans	15,678	14.3%	20,200	22.4%	(22.4)%

Total revenue	$109,937	100.0%	$90,095	100.0%	22.0%

Base rents for the 2011 first three quarters increased 28.9% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases, and incremental revenue from the properties acquired in 2010 and 2011. This more than offset the $1.5 million adjustment to reserve for outstanding receivables on our Denham Springs facility in the 2011 second quarter. Interest from loans is lower than the prior year due to the repayment of approximately $40 million in loans by Prime and the $43 million mortgage loan on the Centinela property in 2010.

Straight line rent for the first nine months in 2011 increased $5.1 million from the prior year primarily due to approximately $1.7 million of unbilled rent that was reclassed to billed rent in the second quarter of 2010 with the additional rent payment received on our Shasta property and the write-off/reserve of $2.5 million and $0.2 million in straight-line rent receivables associated with our Monroe and Cleveland facilities, respectively.

Real estate depreciation and amortization during the first nine months of 2011 was $24.7 million, compared to $18.1 million during the same period of 2010, a 36.5% increase, due to the incremental depreciation from the properties acquired since September 2010.

Property-related expenses during the first nine months decreased from $2.1 million in 2010 to $0.6 million in 2011 due to the utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of two facilities that are under development.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility, while, in the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility.

General and administrative expenses in the first three quarters of 2011 and 2010 totaled $20.4 million and $20.5 million, respectively. We incurred higher travel costs and office expenses in 2011, which was offset by a $2.8 million charge recognized during the second quarter of 2010 as a result of the resignation of an executive officer.

Acquisition expenses increased from $1.3 million in the first nine months of 2010 to $3.2 million in the same period in 2011 due to increased acquisition activity and consummated deals.

Interest income and other is lower in the first nine months of 2011 than in 2010 due to the $1.5 million gain on the property exchange more fully described in Note 3 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

Interest expense (including debt refinancing costs) for the first nine months of 2011 and 2010 totaled $46.7 million and $32.7 million, respectively. In 2011, we recorded a charge of $14.2 million related to our debt refinancing activities, while in 2010, we recorded a charge of $6.6 million for other refinancing activities. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt refinancing activities. Excluding the debt refinancing charges, interest increased 24.3% for the first nine months of 2011 due to an increase in debt from the $450 million senior unsecured notes that we entered into in April 2011.

In addition to the items noted above, net income for the nine month periods was impacted by discontinued operations. See Note 9 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and nine months ended September 30, 2011 and 2010 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
FFO information:
Net income attributable to MPT common stockholders	$425	$8,919	$13,844	$12,320
Participating securities’ share in earnings	(264)	(316)	(860)	(994)

Net income, less participating securities’ share in earnings	$161	$8,603	$12,984	$11,326

Depreciation and amortization
Continuing operations	8,430	6,209	24,678	18,100
Discontinued operations	—	139	—	1,225
Loss (gain) on sale of real estate	—	(1,494)	(5)	(7,672)
Real estate impairment charge	—	—	564	—

Funds from operations	$8,591	$13,457	$38,221	$22,979

Acquisition costs	530	364	3,186	1,314
Debt refinancing costs	10,425	342	14,214	6,556
Executive severance	—	—	—	2,830
Loan impairment charge	—	—	—	12,000
Write-off of other receivables	—	2,695	1,846	2,695

Normalized funds from operations	$19,546	$16,858	$57,467	$48,374

Per diluted share data:
Net income, less participating securities’ share in earnings	$—	$0.08	$0.12	$0.12
Depreciation and amortization
Continuing operations	0.08	0.06	0.22	0.19
Discontinued operations	—	—	—	0.01
Real estate impairment charge	—	—	0.01	—
Loss (gain) on sale of real estate	—	(0.02)	—	(0.08)

Funds from operations	$0.08	$0.12	$0.35	$0.24

Acquisition costs	0.01	—	0.03	0.01
Debt refinancing costs	0.09	—	0.13	0.07

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Executive severance	—	—	—	0.03
Loan impairment charge	—	—	—	0.12
Write-off of other receivables	—	0.03	0.01	0.03

Normalized funds from operations	$0.18	$0.15	$0.52	$0.50

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of September 30, 2011 (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 senior unsecured notes (1)	$2,024	$13,969	$13,969	$131,063	$161,025
Exchangeable senior notes	9,965	12,526	—	—	22,491
2011 senior unsecured notes	15,813	61,875	61,875	620,156	759,719
Revolving credit facilities (2)	589	43,241	3,025	—	46,855
Term loans	284	2,269	2,269	15,119	19,941
Operating lease commitments (3)	783	4,505	3,665	44,516	53,469

Purchase Agreements (4)	19,483	10,980	—	—	30,463

Totals	$48,941	$149,365	$84,803	$810,854	$1,093,963

(1)	We entered into interest rate swaps to fix $65 million of our $125 million senior notes, which started on July 31, 2011 and runs through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes starting October 31, 2011 through the maturity date (or October 2016) at a rate of 5.675%. See “Description of Other Material Indebtedness” for more information.
(2)	Refers to our revolving credit facility and MPT of North Cypress, L.P. revolving credit facility. Amount reflects outstanding amounts on our revolving credit facilities and unused credit facility fees on our $330 million revolving credit facility as this assumes balance in effect at September 30, 2011($39.6 million as of September 30, 2011) remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes $6.2 million that we currently expect to provide to the lessee of one of our California facilities to renovate and upgrade the facility as necessary to comply with the applicable seismic laws — see our 2010 Form 10-K, as amended, for more information on current seismic laws. This additional investment would increase our lease base, and accordingly, the lessee would subsequently pay higher rent for the facility. In addition, this includes approximately $24 million of future development expenditures related to Florence, River Oaks and other expenditures.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2011, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $67.1 million, which, along with cash on-hand, draws on our revolvers and proceeds from term debt, were principally used to fund our dividends of $67.2 million and investing activities of $222.7 million.

In April 2011, our Operating Partnership and a wholly owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility and our $9 million collateralized term loan facility. In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. We paid down in full this revolving credit facility’s outstanding balance with the proceeds from the notes offering. In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 9.25% exchangeable senior notes due 2013 at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer. We have and will use the remaining proceeds from the offering for general business purposes, including investment opportunities.

During the nine months ended September 30, 2010, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, were $47.5 million, which, along with cash on-hand, proceeds from the sale of stock and our Centinela property and the early loan prepayments by Prime, were principally used to fund our dividends of $54.8 million, real estate acquisitions of $74 million and our debt refinancing activities. In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, approximated $279 million. We used the net proceeds from the Offering to pay off our $30 million term loan that was due in 2010 and repurchase 84% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $123.2 million) pursuant to cash tender offer. In May 2010, we entered into a new $450 million secured credit facility with a syndicate of banks, and the proceeds of which along with the Offering proceeds were used to repay in full all outstanding obligations under the old $220 million credit facility.

Short-term Liquidity Requirements: At November 4, 2011, our availability under our amended revolving credit facility plus cash on-hand approximated $330 million. We have only nominal principal payments due and no significant maturities in 2011– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations (including the repayment of our $39.6 million revolver coming due in June 2012), our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market offering in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: With the proceeds from the April 2011 offering of senior unsecured notes and the availability from our amended credit facility discussed above along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market offering, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future. As of September 30, 2011, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2011	$9,232
2012	39,832
2013	11,249
2014	265
2015	283
Thereafter	588,400

Total	$649,261

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2011:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20

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

Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates and equity prices as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one year period. These forward looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in market conditions.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2011, our outstanding debt totaled $649.0 million, which consisted of fixed-rate debt of $609.4 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $39.6 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at September 30, 2011, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $34.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.4 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $39.6 million, the balance of our revolver at September 30, 2011.

Share Price Sensitivity

During 2010, we funded a cash tender offer for 93% of the outstanding 6.125% exchangeable senior notes due 2011 (“2006 exchangeable notes”) at a price of 103% of the principal amount plus accrued and unpaid interest (or approximately $136.3 million). At September 30, 2011, only $9.2 million of these notes remain outstanding. Our 2006 exchangeable notes were initially exchangeable into 60.3346 shares of our stock for each $1,000 note. This equates to a conversion price of $16.57 per share. This conversion price adjusts based on a formula which considers increases to our dividend subsequent to the issuance of the notes in November 2006. Our dividends declared since we sold the 2006 exchangeable notes have adjusted our conversion price to $16.47 per share which equates to 60.7095 shares per $1,000 note. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the notes are settled in 2011 will affect the price of the notes and the number of shares for which they will eventually be settled.

At the time we issued the 2006 exchangeable notes, we also entered into a capped call, or call spread, transaction. The effect of this transaction was to increase the conversion price from $16.57 to $18.94. As a result, our shareholders will not experience any dilution until our share price exceeds $18.94. Based on the remainder of the notes still outstanding at September 30, 2011 and if our share price exceeds that price, the result would be that we would issue additional shares of common stock. Assuming a price of $20 per share, we would be required to issue an additional 0.1 million shares. At $25 per share, we would be required to issue an additional 0.2 million shares.

In the 2011 third quarter, we funded a cash tender offer for 86.6% of the outstanding 9.25% exchangeable senior notes due 2013 (“2008 exchangeable notes”) at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest leaving only $11.0 million of these notes outstanding. Our 2008 exchangeable notes have a conversion adjustment feature similar to that for our 2006 exchangeable notes, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of September 30, 2011. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.4 million shares. At $25 per share, we would be required to issue an additional 0.5 million shares.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of June 30, 2011. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended June 30, 2011) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)

Date: November 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of June 30, 2011. Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available financial statements (unaudited, as of and for the period ended June 30, 2011) are attached as exhibit 99.1 to this Quarterly Report on Form 10-Q. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document