Form 10-K
period 2011-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2012-02-29
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32559

Medical Properties Trust, Inc.

MPT Operating Partnership, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland Delaware	20-0191742 20-0242069
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 Urban Center Drive, Suite 501 Birmingham, AL	35242
(Address of Principal Executive Offices)	(Zip Code)

(205) 969-3755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share of Medical Properties Trust, Inc.	New York Stock Exchange

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

Large accelerated filer (Medical Properties Trust Inc. only)	☑		Accelerated filer	☐

Non-accelerated filer (MPT Operating Partnership, L.P. only)	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the 111,712,079 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $1,284,688,909 based upon the last reported sale price of $11.50 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 22, 2012, 135,275,389 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2011 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to complete the Ernest Acquisition (as described herein) on the time schedule or terms described herein or at all;

•	our ability to acquire or develop net-leased facilities;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of our debt and equity securities;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the risk that a condition to closing under the agreement governing the Ernest Acquisition may not be satisfied;

•	the possibility that the anticipated benefits from the Ernest Acquisition will take longer to realize than expected or will not be realized at all;

•

the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•	national and local economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare and other regulatory requirements; and

•	the continuing impact of the recent economic recession, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

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

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the United States. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2004, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, as well as any equity investments in our tenants is considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. At December 31, 2011, we had $1.5 billion invested in healthcare real estate and related assets.

All of our investments are currently located in the United States. The following is our revenue by property type for the year ended December 31 (dollars in thousands):

Revenue by property type:

	2011		2010		2009
General Acute Care Hospitals	$87,922	61.4%	$75,181	64.2%	$77,671	68.1%
Long-Term Acute Care Hospitals	35,616	24.9%	26,605	22.7%	25,031	21.9%
Rehabilitation Hospitals	16,389	11.4%	12,390	10.6%	8,227	7.2%
Wellness Centers	1,661	1.1%	1,315	1.1%	1,449	1.3%
Medical Office Buildings	1,731	1.2%	1,706	1.4%	1,660	1.5%

Total revenue	$143,319	100.0%	$117,197	100.0%	$114,038	100.0%

See “Overview” in Item 7 of this Form 10-K for details of transaction activity for 2011, 2010 and 2009.

Portfolio of Properties

As of February 22, 2012, our portfolio consists of 62 properties: 55 facilities (of the 60 facilities that we own) are leased to 20 tenants, one is presently not under lease, four are under development, and the remainder are in the form of mortgage loans to one operator. Our owned facilities consist of 25 general acute care hospitals, 19 long-term acute care hospitals, eight inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities.

At December 31, 2011, no one property accounted for more than 5.6% of our total assets.

Impact of Ernest Acquisition

On January 31, 2012, we entered into definitive agreements to make loans to and acquire assets from Ernest Health, Inc. (“Ernest”) and to make an equity contribution to the parent of Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, an acquisition loan for $93.2 million and a capital contribution of $3.3 million. On February 29, 2012, we closed and funded this acquisition and related investments.

Pursuant to a definitive real property asset purchase agreement (the “Purchase Agreement”), we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million, subject to certain adjustments. The Acquired Facilities will be leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. Pursuant to the Purchase Agreement, we also made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above. We refer to these transactions collectively as the “Ernest Acquisition.”

After giving effect to the Ernest Acquisition, as of December 31, 2011, our portfolio would have consisted of 78 properties: 67 facilities (of the 72 facilities that we own, of which two are subject to long-term ground leases) were leased to 21 tenants, one was not under lease as it was under re-development, four were under development, and the remaining assets were in the form of first mortgage loans to two operators.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, general acute care hospitals, ambulatory surgery centers, and other single-discipline healthcare facilities, such as heart hospitals and orthopedic hospitals.

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2011 by the Centers for Medicare and Medicaid Services: (i) national health expenditures are projected to grow 4.3% in 2012; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2010 through 2020, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 17.6% of U.S. GDP in 2012.

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

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants and borrowers operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;

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

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease term of 10.7 years (see Item 2 for more information on remaining lease terms). Based on current monthly revenue, approximately 26% of our leases and loans provide for annual rent or interest escalations based on increases in the U.S. Consumer Price Index, while 61% of our leases and loans provide for minimum annual rent or interest escalations ranging from 1% to 5%. In certain other cases we have arrangements that provide for additional rents based on the level of our tenants’ revenue. Finally, in some instances, we have profit or equity interests in our tenants to enhance our overall return.

Significant Tenants

At December 31, 2011, we had leases with 20 hospital operating companies covering 55 facilities and we had two mortgage loans with one hospital operating company.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) leased 10 of these facilities. Each of our leases with Prime contains annual escalation provisions that are generally tied to the U.S. Consumer Price Index, limited in certain instances to minimum and maximum increases. At December 31, 2011, these facilities had an average remaining initial lease term of approximately eight years, which can be extended for three additional periods of five years each, at the tenant’s option. These leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally at least equal to our purchase price of the facility. In addition to leases, we hold a mortgage loan on two facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of this loan are generally equivalent to the terms and provisions of our Prime lease arrangements. Prime represented 25.3% of our total assets at December 31, 2011, down from 26.7% at December 31, 2010.

At December 31, 2011, Vibra Healthcare, LLC (“Vibra”) leased six of our facilities. Four of these leases contain annual escalation provisions that are generally tied to the U.S. Consumer Price Index with minimum annual escalations of between 2.5% and 2.65%. Two facility leases provide for 2.65% annual escalations. These facilities have an average remaining initial term of approximately 12 years, but under certain conditions may be extended for three additional periods of five years each, at the tenant’s option. All but one of these leases contain options for the tenant to purchase the facilities at the end of the lease term, if no default has occurred, at prices generally equal to the greater of fair value or our purchase price increased by a certain annual rate of return from lease commencement date. Vibra represented 7.9% of our total assets at December 31, 2011, down from 9.96% at December 31, 2010.

No other tenant accounted for more than 8% of our total assets at December 31, 2011.

After giving effect to the Ernest Acquisition and related financings (as more fully described in Note 13 of Item 8 of this Form 10-K), Prime and Ernest represent our two largest tenants. At December 31, 2011, and after giving effect to the Ernest Acquisition, our investment in Prime and Ernest would have represented 19.4% and 18.8% of our total assets, respectively; while Vibra would have represented 6.0%.

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

Within the past several years, engineering studies were conducted at our hospitals to determine whether and to what extent modifications to the hospital facilities will be required. These studies were commissioned by our tenants, and it was determined that, for some of our facilities, capital expenditures may be required in the future to comply with the seismic standards.

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

Exclusive of some minor modifications totaling less than $1.0 million to be made at three facilities, all of our California tenants (and building structures) are seismically compliant through 2030 as determined by OSHPD. Under our current leases, our tenants are fully responsible for any capital expenditures in connection with seismic laws. Thus, we do not expect the California seismic standards to have a significant negative impact on our financial condition or cash flows.

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

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their lease obligations. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions without tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases require the lessees to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nevertheless, the fact that a particular arrangement does not meet safe harbor requirements does not mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure lease arrangements involving facilities in which local physicians are investors and tenants, and other arrangements with physicians, so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, and we intend for facilities to comply with the Stark Law where we own an interest in our tenants’ operations, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

Health Reform Measures. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. Seven days later, on March 30, 2010, President Obama approved the Health Care and Education Affordability Reconciliation Act (hereinafter these acts are referred to collectively as the “Reform Law”). A detailed discussion of the Reform Law is not provided herein. However, generally, this legislation seeks to provide universal health insurance coverage through tax subsidies, expanded federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes cuts to federal health care program funding, as well as heightened regulations on insurers and pharmaceutical companies. Various cost containment initiatives were adopted, including quality control and payment system refinements for federal programs, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. Finally, heightened health information technology standards will be required for healthcare providers.

With respect to long term acute care hospitals (“LTACHs”), and inpatient rehabilitation facilities (“IRFs”), which account for a significant percentage of our tenants, the Reform Law also requires that LTACHs and IRFs report quality data to be set forth by the Secretary of Health and Human Services or face payment reductions beginning in rate year/fiscal year 2014.

However, the United States Supreme Court will hear arguments on the Reform Law over a three-day span in late March 2012. It is anticipated that the court will issue a ruling in June 2012. The court will hear arguments on four issues: 1) whether it can reach a decision on the Reform Law before 2014 (a separate federal law may prevent the court from ruling until the individual mandate has taken effect); 2) whether the mandate is unconstitutional; 3) how much, if any, of the Reform Law’s other provisions can be upheld if the mandate is unconstitutional; and 4) whether the Reform Law’s Medicaid expansion is constitutional. Thus, there is a possibility that part or all of the Reform Law will not go into effect.

Nevertheless, if upheld, the Reform Law will ultimately lead to significant changes in the healthcare system. We cannot predict the possible impact on our business of this legislation, as some aspects could benefit the operations of our tenants, while other aspects could present challenges.

Employees

We have 29 employees as of February 22, 2012. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

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

•	the financial condition of our borrowers, tenants and investees, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	interest rates for those tenants in which we have an equity interest, a portion of which may be passed onto us in the form of lower returns on our investment;

•	the values of our properties and our ability to dispose of assets at attractive prices or to obtain debt financing collateralized by our properties; and

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

As of December 31, 2011, we had $689.8 million of debt outstanding. As of February 22, 2012 (and after giving effect to the Ernest Acquisition and related financings completed to-date), we had liquidity available to us of approximately $780 million, total outstanding indebtedness of approximately $840.0 million, and $457.8 million in unfunded commitments.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $89.6 million in variable interest rate debt (excluding any debt we have fixed with interest rate swaps) that we had outstanding as of December 31, 2011. If interest rates increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.

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

The terms of our unsecured credit facility, the indentures governing our outstanding exchangeable senior notes and unsecured senior notes and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our unsecured credit facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the credit agreement governing our revolving credit facility limits the amount of dividends we can pay to 120% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at March 31, 2013. The indenture governing our 2011 senior unsecured notes also limits the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 senior unsecured notes (along with the senior unsecured notes entered into in 2012 in connection with the Ernest acquisition) require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

Excluding our 2006 senior unsecured notes, as of December 31, 2011, we had $89.6 million in variable interest rate debt and $39.6 million at February 22, 2012, which constitutes 6.2% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125.0 million of interest rate swaps entered into in 2010 to fix the interest rate on our 2006 senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, Prime and Ernest.

As of December 31, 2011, our real estate portfolio included 62 healthcare properties in 21 states of which 55 facilities are leased to 20 hospital operating companies and two of the investments are in the form of mortgage loans. Affiliates of Prime leased or mortgaged 12 facilities, representing 25.3% of our total assets as of December 31, 2011. Total revenue from Prime was $43.1 million, or 30.1% of our total revenue from continuing operations in the year ended December 31, 2011.

Our relationship with Prime, and its financial performance and resulting ability to satisfy its lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Prime to make rent and loan payments to us, and their failure or delay to meet these obligations could have a material adverse effect on our financial condition and results of operations. For additional discussion of risks relating to our tenants’ operations and obligations to comply with applicable industry laws, rules and regulations, see “Risks Relating to the Healthcare Industry” below.

After giving effect to the Ernest Acquisition, as of December 31, 2011, our portfolio would have consisted of 78 properties in 24 states of which 67 facilities were leased to 21 tenants, one was not under lease as it was under re-development, four were under development, and the remaining assets were in the form of first mortgage loans to two operators. Post the Ernest Acquisition, Prime and Ernest will represent are two largest tenants. At December 31, 2011, and after giving effect to the Ernest Acquisition, our investment in Prime and Ernest would have represented 19.4% and 18.8% of our total assets, respectively.

The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.

Some of our tenants/investees are, and some of our prospective tenants/investees may be, newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by or relating to one of our tenants/investees could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

Our business is highly competitive and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others:

•	private investors;

•	healthcare providers, including physicians;

•	other REITs;

•	real estate developers;

•	financial institutions; and

•	other lenders.

Many of these competitors may have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue and earnings growth and financial return could be materially adversely affected. Certain of our facilities and additional facilities we may acquire or develop will face competition from other nearby facilities that provide services comparable to those offered at our facilities and additional facilities we may acquire or develop. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities and additional facilities we may acquire or develop. In addition, competing healthcare facilities located in the areas served by our facilities and additional facilities we may acquire or develop may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and thus our rental revenues, interest income, and/or our earnings from equity investments.

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

We have 49 leased properties that are subject to purchase options as of December 31, 2011. For 34 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 10 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining five leases, the purchase options approximate fair value. At December 31, 2011, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on pages 8 and 9 of this 2011 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

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

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate and mortgage investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

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

We have developed and constructed facilities in the past and are currently developing and re-developing five facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

Our leases generally require our tenants to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. For those properties not currently under lease, we carry such insurance. In addition, we carry loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient or other reasons. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment.

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

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have an equity interest in the tenant, our return on investment maybe negatively effected.

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

Although the leases for our facilities and our mortgage loans generally require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse affect on us. In addition, environmental laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exist today.

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

Our acquisitions may not prove to be successful.

We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. In addition, we might be exposed to undisclosed and unknown liabilities related to any acquired properties. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

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

The healthcare industry is highly regulated by federal, state and local laws (as discussed on pages 7-10), and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including the Centers for Medicare and Medicaid Services (CMS), the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries. There are several common criteria that exist across health entities. Examples of common conditions include: a governing body responsible for effectively governing affairs of the organization, a quality assurance program to evaluate entity-wide patient care, medical record service responsible for medical records, a utilization review of the services furnished by the organization and its staff, and a facility constructed, arranged and maintained according to a life safety code that ensures patient safety and the deliverance of services appropriate to the needs of the community.

As an example, the Medicare program contains specific requirements with respect to the maintenance of medical records. Medical records must be maintained for every individual who is evaluated or treated at a hospital. Medical records must be accurately written, promptly completed, properly filed and retained, and accessible. Medicare surveyors may conduct on site visits for a variety of reasons, including to investigate a patient complaint or to survey the hospital for compliance with Medicare requirements. In such instances, Medicare surveyors generally review a large sampling of patient charts. If a pattern of incomplete medical records is identified, the hospital’s Medicare certification could be jeopardized if a plan of correction is not completed. In order for a health care organization to continue receiving payment from the Medicare and Medicaid programs, it must comply with conditions of participation, or standards, as set forth in federal regulations. Further, many hospitals and other institutional providers are accredited by accrediting agencies such as the Joint Commission, a national health care accrediting organization. The Joint Commission was created to accredit healthcare organizations that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements.

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

Finally, health care facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The Services Employees International Union (“SEIU”) has alleged that our tenant, Prime may have upcoded for certain procedures and may be providing poor quality of care, in addition to allegations of delaying the transfer of out-of-network patients to their preferred medical provider once they have stabilized. Prime has addressed these allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that the SEIU is attempting to organize certain Prime employees.

The failure of any tenant to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect the tenant’s ability to make lease and principal and interest payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our shareholders. In instances where we own a minority interest in our tenants’ operations, in addition to the effects on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests would also be negatively impacted.

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

We have made minority investments in the operators of certain of our healthcare facilities and the Ernest Acquisition Transactions contemplate that we will make a similar minority investment in the operator of the Ernest facilities; the cash flows from this investment are subject to more volatility than our cash flow from properties with traditional triple-net leasing structure.

We make minority investments in the operators of certain of our healthcare facilities and the Ernest Acquisition Transactions contemplate that we will make a similar investment in the operator of the Ernest facilities utilizing the Housing and Economic Recovery Act of 2008 and taxable REIT subsidiary structure. The Ernest Acquisition Transactions, if consummated, will result in us having a minority investment in the operator of the Ernest facilities. Accordingly, the cash flows on this investment will be dependent upon the operator of the Ernest facilities and will vary from time to time depending on the success of the operator. As a result, the cash flow from this investment may be more volatile than cash flow from rent pursuant to the triple-net lease agreements with our tenants and interest income from loans to our tenants. Our business, results of operations and financial condition may be adversely affected if the operator of the Ernest facilities fails to successfully operate the facilities efficiently, effectively and in a manner that is in our best interest.

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

In connection with the acquisition in 2004 of certain Vibra facilities, one of our taxable REIT subsidiaries made a loan to Vibra in an aggregate amount of $41.4 million to acquire the operations at those Vibra Facilities. As of February 22, 2012, that loan had been reduced to $17.6 million. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to one of our taxable REIT subsidiaries to make these loans. The loan from our operating partnership to our taxable REIT subsidiaries bears interest at an annual rate of 9.25%.

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

Transactions with taxable REIT subsidiaries may be subject to excise tax.

We have historically entered into lease and other transactions with our taxable REIT subsidiaries and their subsidiaries and expect to continue to do so in the future, including in connection with the Ernest Acquisition. Under applicable rules, transactions such as leases between our taxable REIT subsidiaries and their parent REIT that are not conducted on an arm’s length basis may be subject to a 100% excise tax. While we believe that all of our transactions with our taxable REIT subsidiaries are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely effect the trading price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At December 31, 2011, our portfolio consisted of 62 properties: 55 facilities (of the 60 facilities that we own) are leased to 20 operators with the remainder in the form of mortgage loans. Our owned facilities consisted of 25 general acute care hospitals, 19 long-term acute care hospitals, eight inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The two non-owned facilities on which we have made mortgage loans consist of general acute care facilities to one operator.

State	Total 2011 Revenue	Percentage of Total Revenue	Total Investment
	(Dollars in thousands)
Arizona	$2,587	1.80%	$24,157
Arkansas	2,224	1.55%	19,523
California	46,760	32.63%	435,192
Colorado	1,692	1.18%	10,728
Connecticut	854	0.60%	7,838
Florida	2,250	1.57%	25,810
Idaho	5,787	4.04%	46,468
Indiana	4,196	2.93%	50,983
Kansas	1,832	1.28%	19,720
Louisiana	2,797	1.95%	39,527
Massachusetts	6,195	4.32%	46,359
Michigan	1,433	1.00%	10,743
Missouri	5,970	4.17%	60,921
New Jersey	7,415	5.16%	128,049
Oregon	3,323	2.32%	25,531
Pennsylvania	1,871	1.31%	45,376
Rhode Island	374	0.26%	3,737
South Carolina	3,941	2.75%	37,956
Texas	34,146	23.82%	368,448	(A)
Utah	6,600	4.61%	66,355
Virginia	1,072	0.75%	10,914

	$143,319	100.0%	$1,484,335	(B)

(A)	Includes our River Oaks facility that is currently under re-development and not being operated. Our total gross investment in the facility is $31.7 million.

(B)	Excludes construction in progress and other costs of $30.9 million that primarily relate to our Florence, Arizona development project that is expected to be completed in 2012 and our three Emerus development properties that are expected to be completed in the fourth quarter 2012.

Type of Property	Number of Properties	Number of Square Feet (2)	Number of Licensed Beds (2)
General Acute Care Hospitals	27	3,803,638	3,415
Long-Term Acute Care Hospitals	19	1,282,863	1,395
Medical Office Buildings	2	93,287	NA
Rehabilitation Hospitals	8	596,094	541
Wellness Centers	6	251,213	NA

	62	6,027,095	5,351

The following table shows tenant lease expirations for the next 10 years and thereafter at our leased properties (excludes loans and properties under development), assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

Total Portfolio(2)	Total Leases	Base Rent(1)	% of Total Base Rent	Total Square Footage	Total Licensed Beds
2012 (3)	3	$2,810	2.3%	181,110	168
2013	—	—	—	—	—
2014	2	4,771	4.0%	241,490	225
2015	2	3,941	3.3%	137,977	161
2016	1	2,250	1.9%	95,445	126
2017	1	1,862	1.5%	91,700	65
2018	6	12,901	10.7%	722,546	608
2019	8	9,692	8.1%	625,135	255
2020	1	1,019	0.8%	48,600	40
2021	9	25,611	21.3%	1,233,081	1,134
Thereafter	22	55,420	46.1%	2,414,871	2,259

Total	55	$120,277	100.0%	5,791,955	5,041

(1)	The most recent monthly base rent annualized. Base rent does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes our River Oaks facility, as it is currently under re-development and not subject to lease and our Florence and Emerus facilities that are under development.
(3)	These expiring leases contain annual escalators that adjust the lease rate each year to be in line with current market rates.

Impact of Ernest Acquisition on our Properties

After giving effect to the Ernest Acquisition, as of December 31, 2011, our portfolio would have consisted of 78 properties: 67 facilities (of the 72 facilities that we own, of which two are subject to long-term ground leases) were leased to 21 tenants, one was not under lease as it was under re-development, four were under development, and the remaining assets were in the form of first mortgage loans to two operators. In addition, our 78 facilities would have consisted of 27 general acute care hospitals, 27 long-term acute care hospitals, 16 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consist of general acute care facilities. Finally, the number of licensed beds would have been 5,957 and the total square footage would have been 6.7 million.

ITEM 3.	Legal Proceedings

From time to time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends declared by us with respect to each such period.

	High	Low	Dividends
Year ended December 31, 2011
First Quarter	$11.74	$10.60	$0.20
Second Quarter	12.45	11.15	0.20
Third Quarter	12.65	8.76	0.20
Fourth Quarter	10.50	8.17	0.20

Year ended December 31, 2010
First Quarter	$11.42	$9.15	$0.20
Second Quarter	11.10	7.98	0.20
Third Quarter	10.47	8.99	0.20
Fourth Quarter	11.65	10.00	0.20

On February 22, 2012, the closing price for our common stock, as reported on the New York Stock Exchange, was $9.72. As of February 22, 2012, there were 69 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue the policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and our financial condition. In addition, our unsecured credit facility limits the amounts of dividends we can pay — see Note 4 of Item 8 of this Annual Report on Form 10-K for more information.

(b) None.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2006 through December 31, 2011, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Medical Properties Trust, Inc.	100.00	72.28	49.44	88.68	103.74	102.00
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
SNL US REIT Healthcare	100.00	101.44	90.32	115.37	137.64	157.58

ITEM 6.	Selected Financial Data

The following tables set forth our selected consolidated financial and operating data for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries. You should read the following selected financial data in conjunction with the consolidated historical financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8, in this Form 10-K, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, in this Form 10-K.

During the periods presented below, for those properties that have been sold, we reclassified the properties as held for sale and have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income.

Medical Properties Trust, Inc.

The consolidated balance sheet and operating data have been derived from Medical Properties’ audited consolidated financial statements. As of December 31, 2011, Medical Properties had a 99.8% equity ownership interest in the Operating Partnership. Medical Properties has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
OPERATING DATA
Total revenue	$143,319	$117,197	$114,038	$102,995	$74,981
Depreciation and amortization	(32,901)	(22,830)	(21,588)	(21,606)	(8,898)
Property-related and general and administrative expenses	(32,493)	(32,933)	(24,897)	(23,754)	(15,668)
Impairment charge	(564)	(12,000)	—	—	—
Interest and other income	96	1,518	43	86	363
Debt refinancing costs	(14,214)	(6,716)	—	—	—
Interest expense	(43,812)	(33,988)	(37,651)	(42,405)	(29,503)

Income from continuing operations	19,431	10,248	29,945	15,316	21,275
Income from discontinued operations	7,283	12,764	6,422	17,417	18,975

Net income	26,714	23,012	36,367	32,733	40,250
Net income attributable to non-controlling interests	(178)	(99)	(37)	(33)	(304)

Net income attributable to MPT common stockholders	$26,536	$22,913	$36,330	$32,700	$39,946

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.16	$0.09	$0.37	$0.22	$0.41
Income from discontinued operations attributable to MPT common stockholders per diluted share	0.07	0.13	0.08	0.28	0.39

Net income, attributable to MPT common stockholders per diluted share	$0.23	$0.22	$0.45	$0.50	$0.80

Weighted average number of common shares — diluted	110,629	100,708	78,117	62,035	47,805
OTHER DATA
Dividends declared per common share	$0.80	$0.80	$0.80	$1.01	$1.08

	December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
BALANCE SHEET DATA
Real estate assets — at cost	$1,275,399	$1,028,062	$973,620	$990,937	$647,891
Other loans and investments	239,839	215,985	311,006	293,523	265,758
Cash and equivalents	102,726	98,408	15,307	11,748	94,215
Total assets	1,621,874	1,348,814	1,309,898	1,311,373	1,051,652
Debt, net	689,849	369,970	576,678	630,557	474,388
Other liabilities	103,210	79,268	61,645	54,473	57,937
Total Medical Properties Trust, Inc. Stockholders’ Equity	828,815	899,462	671,445	626,100	519,250
Non-controlling interests	—	114	130	243	77
Total equity	828,815	899,576	671,575	626,343	519,327
Total liabilities and equity	1,621,874	1,348,814	1,309,898	1,311,373	1,051,652

(1)	We invested $298.7 million, $158.4 million, $15.6 million, $469.5 million, and $342.0 million in real estate in 2011, 2010, 2009, 2008, and 2007, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

MPT Operating Partnership, L.P.

The consolidated balance sheet and operating data presented below have been derived from the operating partnership’s audited consolidated financial statements.

	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
OPERATING DATA
Total revenue	$143,319	$117,197	$114,038	$102,995	$74,981
Depreciation and amortization	(32,901)	(22,830)	(21,588)	(21,606)	(8,898)
Property-related and general and administrative expenses	(32,476)	(32,858)	(24,834)	(23,754)	(15,669)
Impairment charge	(564)	(12,000)	—	—	—
Interest and other income	96	1,518	43	86	364
Debt refinancing costs	(14,214)	(6,716)	—	—	—
Interest expense	(43,812)	(33,988)	(37,651)	(42,405)	(29,503)

Income from continuing operations	19,448	10,323	30,008	15,316	21,275
Income from discontinued operations	7,283	12,764	6,422	17,417	18,975

Net income	26,731	23,087	36,430	32,733	40,250
Net income attributable to non-controlling interests	(178)	(99)	(37)	(33)	(304)

Net income attributable to MPT Operating Partnership, L.P. partners	$26,553	$22,988	$36,393	$32,700	$39,946

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.16	$0.09	$0.37	$0.22	$0.41
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	0.07	0.13	0.08	0.28	0.39

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.23	$0.22	$0.45	$0.50	$0.80

Weighted average number of units — diluted	110,629	100,708	78,117	62,035	47,805
OTHER DATA
Dividends declared per unit	$0.80	$0.80	$0.80	$1.01	$1.08

	December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
BALANCE SHEET DATA
Real estate assets — at cost	$1,275,399	$1,028,062	$973,620	$990,938	$647,891
Other loans and investments	239,839	215,985	311,006	293,523	265,758
Cash and equivalents	102,726	98,408	15,307	11,743	94,189
Total assets	1,621,874	1,348,814	1,309,898	1,310,991	1,051,627
Debt, net	689,849	369,970	576,678	630,557	474,388
Other liabilities	102,820	78,895	61,348	53,856	57,677
Total partners capital	829,205	899,835	671,742	626,335	519,485
Non-controlling interests	—	114	130	243	77
Total capital	829,205	899,949	671,872	626,578	519,327
Total liabilities and capital	1,621,874	1,348,814	1,309,898	1,310,991	1,051,627

(1)	We invested $298.7 million, $158.4 million, $15.6 million, $469.5 million, and $342.0 million in real estate in 2011, 2010, 2009, 2008, and 2007, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003 primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 1% to 4%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations. Finally, from time to time we acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2011, our portfolio consisted of 62 properties: 55 healthcare facilities (of the 60 facilities that we own) are leased to 20 tenants, one is presently not under lease, four are under development, and the remainder are in the form of mortgage loans collateralized by interests in health care real estate to one operator.

Ernest Acquisition

On January 31, 2012, we entered into definitive agreements to make loans to and acquire assets from Ernest Health, Inc. (“Ernest”) and to make an equity contribution to the parent of Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, an acquisition loan for $93.2 million and a capital contribution of $3.3 million. On February 29, 2012, we closed and funded this acquisition and related investments.

Pursuant to a definitive real property asset purchase agreement (the “Purchase Agreement”), we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million, subject to certain adjustments. The Acquired Facilities will be leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. Pursuant to the Purchase Agreement, we also made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above.

To finance these transactions, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ over- allotment option), resulting in net proceeds (after underwriting discount) of $220.7 million. On February 17, 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million. In addition, we plan to close on a $80 million term loan and exercise the $70 million accordion feature on our revolving credit facility during the first quarter of 2012.

The following is a discussion of our highlights for the years ended December 31, 2011, 2010 and 2009, which should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. Unless otherwise indicated, this discussion is for both Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as Medical Properties Trust, Inc. has no significant operations other than those of MPT Operating Partnership, L.P.

2011 Highlights

In 2011, our primary business goals were to continue our growth pattern, improve diversification of our portfolio, recapitalize our balance sheet with longer-term unsecured debt, and increase our access to liquidity. We took the following actions to achieve these goals, among others:

•

Acquired real estate assets, entered into leases, made new loan investments and obtained equity interests in several tenants (under the RIDEA guidelines) totaling approximately $330 million as noted below:

•

Gilbert Hospital real estate—a 19-bed, 4-year old general acute care facility located in a suburb of Phoenix, Arizona for $17.1 million. We acquired this asset subject to an existing lease that expires in May 2022.

•

Atrium Medical Center at Corinth real estate—a 60-bed long-term acute care facility in the Dallas area for $23.5 million. Facility is subject to a lease that expires in June 2024. In addition, through one of our affiliates, we invested $1.3 million to acquire a 10% interest in the operations of the facility. We also made a $5.2 million working capital loan.

•

Bayonne Medical Center real estate—a 6-story, 278-bed acute care hospital in the New Jersey area of metropolitan New York for $58 million. Facility will be leased to the operator under a 15-year lease.

•	Alvarado Hospital real estate—a 306-bed general acute care facility in San Diego, California for $70 million. This facility will be leased to the operator under a 10-year lease.

•	Northland LTACH Hospital real estate—a 35-bed long-term acute care facility located in Kansas City for $19.5 million. We acquired this asset subject to an existing lease that expires in 2028.

•

Vibra Specialty Hospital of DeSoto real estate—a 40-bed long-term acute care facility in Desoto, Texas for $13.0 million. This facility will be leased for a fixed term of 15 years. In addition, we have made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

•

New Braunfels real estate—a 40-bed long-term acute care facility in New Braunfels, Texas for $10.0 million. This facility will be leased for a fixed term of 15 years. In addition, we have made a $1.4 million equity investment for a 25% equity ownership in the operator of this facility and funded a $2.0 million working capital loan.

•

Emerus development project—entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. With the execution of these agreements, we funded $7.4 million during the fourth quarter of 2011, of which $6.2 million was used to acquire land for these three facilities. The three facilities upon completion will be leased under a master lease structure with an initial term of 15 years and three five-year extension options. We currently expect construction of these three facilities to be completed in the fourth quarter of 2012.

•

Hoboken University Medical Center real estate—a 350-bed acute care facility located in Hoboken, New Jersey. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of an 100% ownership of the real estate, a secured working capital loan of up to $20.0 million ($15.1 million outstanding at December 31, 2011), and the purchase of a $5.0 million convertible note which provides us with the option to acquire up to 25% of the hospital operator. The lease with the tenant has an initial term of 15 years.

With these new investments, all of our diversification metrics have improved as noted below:

•	Tenant diversification—From an investment concentration perspective, Prime represented 25.3% of our total assets at December 31, 2011, down from 26.7% in the prior year.

•

Individual property diversification—On an individual property basis, we had no investment of any single property greater than 5.6% of our total assets as of December 31, 2011, down from 6.7% in the prior year.

•	Geographic diversification—Investments located in California represented 26.8% of our total assets at December 31, 2011, down from 28.6% in the prior year.

•

Substantially modified our credit profile by refinancing most of our secured debt with unsecured debt by issuing $450 million of senior unsecured notes with a fixed rate of 6.875% due in 2021. In connection with these notes, we amended our existing credit agreement to go unsecured on our revolving credit facility, extend the maturity to October 2015 and lowered our interest rate spread.

•	Sold our Morgantown and Sherman Oaks facilities for $41 million, resulting in gains of $5.4 million.

With the financing activities and property sales noted above, we funded our 2011 acquisition activity as well as paid off certain loans (including the remaining portion of our 2006 Exchangable notes) and extended our debt maturities. At December 31, 2011 (and excluding any subsequent events), we have approximately $50 million of principal payments due through October 2015.

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

•	Committed to more than $200 million in healthcare real estate investments:

•	Acquired three inpatient rehabilitation hospitals in Texas with a new tenant for $74 million;

•	Commenced redevelopment of the River Oaks hospital in Houston;

•	Entered into $30 million agreement to develop Phoenix-area general acute care hospital;

•

Acquired two free standing long term acute care hospitals and a third property in the first quarter 2011, all leased to and operated by Kindred Healthcare Inc. (formerly RehabCare), the nation’s third largest operator of LTACHs, for $83.4 million.

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

•

Entered into interest rate swaps to fix $60 million of our senior notes starting October 30, 2011 (date on which the interest rate was scheduled to turn variable) through the maturity date at a rate of 5.675% and to fix $65 million of our senior notes, starting July 30, 2011 (date on which the interest rate was scheduled to turn variable) through maturity date, at a rate of 5.507%, which was expected to result in a $2.5 million annual savings on interest expense based on the then current fixed rate; and

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

•

Entered into an at-the-market offering, which allows us to sell up to $50 million in stock the proceeds from which will be used for general corporate purposes, which may from time to time include reduction of our debt balances and investments in healthcare real estate and other assets; and

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

Investments in Real Estate. We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of 37.4 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments (which was the case with our Denham Springs facility during 2011), we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to inability to recover the carrying value of a facility, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2011 or 2010; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which have a weighted average useful life of 14.1 years at December 31, 2011. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. At December 31, 2011, we have assigned no value to customer relationship intangibles.

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

Stock-Based Compensation. During the years ended December 31, 2011, 2010, and 2009 we recorded $7.0 million, $6.6 million, and $5.5 million, respectively, of expense for share-based compensation related to grants of restricted common stock, deferred stock units and other stock-based awards. In 2011, 2010, 2007 and 2006, we granted performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Market conditions are vesting conditions which are based on our stock price levels or our total shareholder return (stock price and dividends) compared to an index of other REIT stocks. Because these awards vest based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving those market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. For example, in 2007, the Compensation Committee made awards which are earned only if we achieve certain stock price levels, total shareholder return or other market conditions. The 2007 awards were made pursuant to our 2007 Multi-Year Incentive Plan (MIP) adopted by the Compensation Committee and consisted of three components: service-based awards, core performance awards (CPRE), and superior performance awards (SPRE). The service-based awards vest annually and ratably over a seven-year period. We recognize expense over the vesting period on the straight-line method for service based awards. The CPRE and SPRE awards vest based on the achievement of certain market conditions. Only one-third of the SPRE awards were earned as of December 31, 2010 (with the remainder being forfeited); however, these awards require additional service after being earned in order to vest. For the CPRE awards, the period over which the awards are earned is not fixed because the awards provide for cumulative measures over multiple years. The accounting rules require that we estimate the period over which the awards will likely be earned, regardless of the period over which the award allows as the maximum period over which it can be earned. Also, because some awards have multiple periods over which they can be earned, we must segregate individual awards into “tranches”, based on their vesting or estimated earning periods. These complexities required us to use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We used what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. Beginning in 2007, we recorded expense over the expected or derived vesting periods using the calculated value of the awards. We recorded expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2011 and 2010, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2011, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 senior unsecured notes(1)	$6,984	$13,969	$138,048	$—	$159,001
Exchangeable senior notes	1,018	11,508	—	—	12,526
2011 senior unsecured notes	30,937	61,875	61,875	589,219	743,906
Revolving credit facilities(2)	42,891	5,900	52,458	—	101,249
Term loans	1,135	2,269	2,269	13,984	19,657
Operating lease commitments(3)	2,408	4,062	3,570	41,780	51,820
Purchase obligations(4)	64,140	—	—	—	64,140

Totals	$149,513	$99,583	$258,220	$644,983	$1,152,299

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million Senior Notes, the rate is 5.507% and for $60 million of our $125 million Senior Notes the rate is 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.
(2)	This assumes balance and rate in effect at December 31, 2011 ($89,600 as of December 31, 2011) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $56 million of future development expenditures related to Florence, our three Emerus properties, River Oaks re-development and other capital project expenditures. In addition, this includes an additional $5 million funding on a working capital loan with the operator of our Hoboken facility.

Liquidity and Capital Resources

2011 Cash Flow Activity

We generated cash of $79.3 million from operating activities during 2011 (including approximately $4.6 million from discontinued operations), which along with proceeds from our 2011 senior unsecured notes of $450 million, borrowings on our revolving credit facilities of $89.6 million, proceeds from the sale of our Morgantown and Sherman Oaks properties of $41.1 million and other receipts, were used to fund our dividends of $89.6 million, make principal payments on our debt of $246.3 million (including the buyback of 86.6% of our 9.25% exchangeable senior notes due 2013 (“2008 exchangeable notes”)), and fund new investments in the year of approximately $330 million.

In April 2011, our Operating Partnership and a wholly owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility and our $9 million collateralized term loan facility. In connection with the notes offering, we amended our existing credit agreement, which now provides for a $330 million unsecured revolving credit facility that matures in October 2015. We paid down in full this revolving credit facility’s outstanding balance with the proceeds from the notes offering. In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 2008 exchangeable notes at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer.

As more fully described in Note 13 to Item 8 of this Form 10-K, we, subsequent to December 31, 2011, closed and funded the acquisition of and investments in Ernest Health, Inc. (“Ernest”) including an equity contribution to the parent of Ernest for a combined purchase price and investment of $396.5 million. To fund this acquisition, we completed or have initiated the following transactions subsequent to December 31, 2011:

1)	Common stock offering — On February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option) at a price of $9.75 per share, resulting in net proceeds (after underwriting discount) of $220.7 million.

2)	Senior unsecured notes offering — On February 17, 2012, we completed a $200 million offering of senior unsecured notes. These senior notes will accrue interest at a fixed rate of 6.375% per year and will mature on February 15, 2022. Net proceeds, after underwriting discount, from this senior notes offering was $196.5 million.

3)	Credit facilities — On January 25, 2012, we received a commitment letter and term sheet for a $80 million senior unsecured term loan facility that provides for customary financial and operating covenants, substantially consistent with our revolving credit facility. We expect to close on our new term loan facility shortly after the closing of the Ernest transactions described above. In addition to the new term loan facility, our existing revolving credit facility includes an accordion feature pursuant to which borrowings thereunder can be increased up to $400 million from $330 million. We have requested a $70 million increase in our revolving credit facility contemporaneously with the closing of our new term loan facility.

2010 Cash Flow Activity

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

In April 2010, we completed a public offering (the “Offering”) of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $288.1 million. We have used the net proceeds from the Offering to pay off a $30 million term loan and to fund our purchase of 93% of the then outstanding 2006 exchangeable senior notes at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million).

In May 2010, we entered into a $450 million secured credit facility with a syndicate of banks and others, the proceeds of which, along with the Offering proceeds, were used to repay in full all outstanding obligations under an old $220 million credit facility. This new facility included a $300 million three-year term revolving facility (which was increased to $330 million in September 2010) and a $150 million six-year term loan. During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million Senior Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date at a rate of 5.675%. In 2010, we sold the real estate of our Inglewood Hospital and Montclair Hospital to Prime for $75 million and $20 million, respectively, and received prepayment of our Marina mortgage loan of $43 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent related to our Shasta property.

2009 Cash Flow Activity

We generated cash of $62.8 million from operating activities during 2009, which, along with borrowings from our revolving credit facility, were used to fund our dividends of $61.6 million and investing activities of $12.1 million. In January 2009, we completed a public offering of 12.0 million shares of our common stock at $5.40 per share. Including the underwriters’ purchase of 1.3 million additional shares to cover over-allotments, net proceeds from this offering, after underwriting discount and commission and fees, were approximately $68 million. The net proceeds of this offering were generally used to repay borrowings outstanding under our revolving credit facilities.

Debt Restrictions and Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our revolving credit facility limits the amount of dividends we can pay to 120% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at March 31, 2013. The indenture governing our 2011 senior unsecured notes also limits the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 senior unsecured notes (along with the senior unsecured notes entered into in 2012 in connection with the Ernest acquisition) require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, our debt facilities contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2011, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements: At February 22, 2012 (and including the 2012 stock and senior unsecured notes offerings discussed above), our availability under our amended revolving credit facility plus cash on-hand approximated $780 million. Besides the expected payoff of our secured revolving credit facility for $39.6 million (which is secured by one property that has a net book value of $55.1 million at December 31, 2011), we have only nominal principal payments due in 2012 — see five-year debt maturity schedule below. We believe that the liquidity available to us, the new term loan to be entered into in 2012 (as discussed above) and our current monthly cash receipts from rent and loan interest, is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our Florence and Emerus development projects along with our River Oaks re-development project), and dividends in order to comply with REIT requirements along with our current investment strategies for the next twelve months (including the Ernest real estate acquisition and related investments discussed above). In addition, we have an at-the-market offering in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date), which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: As of December 31, 2011, we only have approximately $50 million in debt principal payments due between now and October 2015. With our liquidity at February 22, 2012 (including the proceeds from our 2012 stock and senior unsecured notes offerings) of $780 million along with our current monthly cash receipts from rent and loan interest availability under our at-the-market offering, and proceeds from the new term loan to be entered into in 2011, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future. As of February 22, 2012 (and after giving effect to the 2012 senior unsecured notes offering), principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2012	$39,797
2013	11,249
2014	265
2015	283
2016	125,299
Thereafter	663,101

Total	$839,994

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

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income for the year ended December 31, 2011 was $26.5 million compared to net income of $22.9 million for the year ended December 31, 2010. As described below, the significant contributors to the difference between 2011 and 2010 net income is the incremental rent from acquired properties and higher impairment charges in 2010 related to our Monroe loan, partially offset by higher interest expense and debt refinancing costs as more fully described in Note 4 of Item 8 of this Form 10-K. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $78.0 million, or $0.71 per diluted share for the year ended December 31, 2011 as compared to $66.6 million, or $0.66 per diluted share for 2010.

A comparison of revenues for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010		Change
	(Dollar amounts in thousands)
Base rents	$113,862	79.5%	$86,306	73.6%	$27,556
Straight-line rents	5,794	4.0%	1,933	1.6%	3,861
Percentage rents	2,173	1.5%	2,181	1.9%	(8)
Interest from loans	21,220	14.8%	26,196	22.4%	(4,976)
Fee income	270	0.2%	581	0.5%	(311)

Total revenue	$143,319	100.0%	$117,197	100.0%	$26,122

Revenue for the year ended December 31, 2011, was comprised of rents (85.0%) and interest and fee income from loans (15.0%). The increase in base rents and percentage rent is primarily due to incremental revenue from acquisitions made in 2011 and 2010 and additional rent generated from annual escalation provisions in our leases.

Straight line rents significantly increased from the prior year primarily due to approximately $1.7 million of unbilled rent that was reclassed to billed rent in the second quarter of 2010 with the additional rent payment received on our Shasta property and the write-off/reserve of $2.5 million and $0.2 million in straight-line rent receivables associated with our Monroe and Cleveland facilities, respectively.

Interest income decreased from the prior year due to the prepayment of $40 million in loans in the second quarter of 2010.

Real estate depreciation and amortization during 2011 was $32.9 million, compared to $22.8 million in 2010, a 44.1% increase, due to the incremental depreciation from the properties acquired during 2010 and 2011.

Property-related expenses during 2011 decreased from $4.4 million in 2010 to $1.1 million in 2011 due to the write-off of $2.4 million in receivables related to a former tenant in the fourth quarter of 2010 and $1.3 million of utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011 as all of our facilities are currently fully operating with the exception of those facilities that are under development.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility, while, in the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility.

General and administrative expenses in 2011 and 2010 totaled $27.2 million and $26.5 million, respectively. We incurred higher travel costs and office expenses in 2011, which was offset by a $2.8 million charge recognized during the second quarter of 2010 as a result of the resignation of an executive officer.

Acquisition expenses increased from $2.0 million in 2010 to $4.2 million in 2011 due to increased acquisition activity and consummated deals.

Interest and other income is lower than prior year due to the $1.5 million gain from the exchange of our Cleveland property in 2010.

Interest expense (including debt refinancing costs) for 2011 and 2010 totaled $58.0 million and $40.7 million, respectively. In 2011, we recorded a charge of $14.2 million related to our debt refinancing activities, while in 2010, we recorded a charge of $6.7 million for other refinancing activities. See Note 4 to our consolidated financial statements in Item 8 to this Form 10-K for further information on our debt refinancing activities. Excluding the debt refinancing charges, interest increased 28.9% for 2011 due to an increase in debt from the $450 million senior unsecured notes that we entered into in April 2011.

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net income for the year ended December 31, 2010 was $22.9 million compared to net income of $36.3 million for the year ended December 31, 2009. As described below, the significant contributors to the difference between 2010 and 2009 net income is the impairment charge on the Monroe loan in 2010 and higher acquisition expenses in 2010 partially offset by incremental rent from acquired and re-leased properties in 2010. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $66.6 million, or $0.66 per diluted share for the year ended December 31, 2010 as compared to $61.5 million, or $0.79 per diluted share for 2009.

A comparison of revenues for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009		Change
	(Dollar amounts in thousands)
Base rents	$86,306	73.6%	$76,012	66.7%	$10,294
Straight-line rents	1,933	1.6%	8,038	7.0%	(6,105)
Percentage rents	2,181	1.9%	1,859	1.6%	322
Interest from loans	26,196	22.4%	27,704	24.3%	(1,508)
Fee income	581	0.5%	425	0.4%	156

Total revenue	$117,197	100.0%	$114,038	100.0%	$3,159

Revenue for the year ended December 31, 2010, was comprised of rents (77.1%) and interest and fee income from loans (22.9%). The increase in base rents is primarily due to incremental revenue from acquisitions made in 2010 and other new investments along with the re-leasing of our Bucks and Covington properties.

Straight-line rents were significantly less compared to the prior year due to the $2.5 million write-off of straight-line rent receivables in third quarter 2010 associated with our Monroe facility; $0.2 million related to the Cleveland property exchange transaction in the third quarter 2010; and $1.7 million of straight-line rent that was reclassified as base rent in the 2010 second quarter upon the payment of $12 million by Prime pursuant to the additional rent provisions of the Shasta lease; partially offset by reserve/write-off of $1.1 million for our Covington and Denham Springs properties in the 2009 second quarter. In addition, 2009 straight-line rents included a $1.4 million adjustment for additional rent on our Shasta facility.

Interest income decreased from the prior year by 5.4% due to the prepayment of $40 million in loans in the second quarter of 2010.

Real estate depreciation and amortization during the year ended December 31, 2010 was $22.8 million, compared to $21.6 million in 2009, a 5.8% increase. Depreciation increased due to the incremental depreciation from the acquisitions in 2010.

Property-related expenses during the years ended December 31, 2010 and 2009, totaled $4.4 million and $3.8 million, respectively, which represents an increase of 15.7%. This increase is primarily related to the write-off of $2.4 million in receivables related to a former tenant of our Bucks facility in the fourth quarter 2010. Of the property-related expenses in 2010 and 2009, $1.3 million and $3.3 million, respectively, represented utility costs, repair and maintenance expense, legal, and property taxes associated with vacant or previously vacant properties.

In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility. No such charge was recorded in 2009.

Acquisition expenses in 2010 were $2.0 million from legal and other costs related to acquisition due diligence and closing costs. No such expenses were incurred in 2009 as we had suspended our acquisition activity during the recession.

General and administrative expenses during the years ended December 31, 2010 and 2009, totaled $26.5 million and $21.1 million, respectively, which represents an increase of 25.7%. The majority of this increase relates to executive severance of $2.8 million recorded during the second quarter of 2010 as a result of the resignation of an executive officer; however, the remaining difference is due to higher legal, compensation and travel expenses in 2010.

Interest and other income is higher than prior year due to the $1.5 million gain from the exchange of our Cleveland property in 2010.

Interest expense for the years ended December 31, 2010 and 2009 totaled $34.0 million and $37.7 million, respectively. This decrease is primarily due to lower debt balances in 2010 as a result of the debt refinancing during the second quarter. In regards to the debt refinancing, we recorded a charge of $6.7 million related to the write-off of previously deferred financing costs and the premiums we paid associated with the repurchase of a portion of our 2006 exchangeable notes.

In addition to the items noted above, net income for the year was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

Reconciliation of Non-GAAP Financial Measures

Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. While we believe net income available to common stockholders, as defined by generally accepted accounting principles (GAAP), is the most appropriate measure, our management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with the NAREIT definition. FFO should not be viewed as a substitute measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the years ended December 31, 2011, 2010, and 2009 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
FFO information:
Net income attributable to MPT common stockholders	$26,536	$22,913	$36,330
Participating securities’ share in earnings	(1,090)	(1,254)	(1,506)

Net income, less participating securities’ share in earnings	$25,446	$21,659	$34,824

Depreciation and amortization
Continuing operations	32,901	22,830	21,588
Discontinued operations	1,808	3,008	4,307
Gain on sale of real estate	(5,431)	(10,566)	(278)
Real estate impairment charge	564	—	—

Funds from operations	$55,288	$36,931	$60,441

Write-off of straight line rent	2,471	3,694	1,078
Acquisition costs	4,184	2,026	—
Debt refinancing costs	14,214	6,716	—
Executive severance	—	2,830	—
Loan impairment charge	—	12,000	—
Write-off of other receivables	1,846	2,400	—

Normalized funds from operations	$78,003	$66,597	$61,519

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.23	$0.22	$0.45
Depreciation and amortization
Continuing operations	0.30	0.22	0.28
Discontinued operations	0.02	0.03	0.04
Gain on sale of real estate	(0.05)	(0.10)	—
Real estate impairment charge	—	—	—

Funds from operations	$0.50	$0.37	$0.77

Write-off of straight line rent	0.02	0.03	0.02
Acquisition costs	0.04	0.02	—
Debt refinancing costs	0.13	0.07	—
Executive severance	—	0.03	—
Loan impairment charge	—	0.12	—
Write-off of other receivables	0.02	0.02	—

Normalized funds from operations	$0.71	$0.66	$0.79

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2011:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20
November 19, 2009	December 17, 2009	January 14, 2010	$0.20
August 20, 2009	September 17, 2009	October 15, 2009	$0.20
May 21, 2009	June 11, 2009	July 14, 2009	$0.20
February 24, 2009	March 19, 2009	April 9, 2009	$0.20

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our unsecured credit facility limits the amounts of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

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

Our primary exposure to market risks relates to fluctuations in interest rates and equity prices. The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates and equity prices as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in market conditions. In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2011, our outstanding debt totaled $689.8 million, which consisted of fixed-rate debt of $600.2 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $89.6 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at December 31, 2011 would decrease by $36.6 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.9 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.9 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $89.6 million, the balance of our revolver at December 31, 2011.

Share Price Sensitivity

In the 2011 third quarter, we funded a cash tender offer for 86.6% of the outstanding 2008 exchangeable notes at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest leaving only $11.0 million of these notes outstanding as of December 31, 2011. Our 2008 exchangeable notes have a conversion adjustment feature, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of December 31, 2011. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.3 million shares. At $25 per share, we would be required to issue an additional 0.4 million shares.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 29, 2012

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$111,309	$91,604
Buildings and improvements	1,079,787	858,571
Construction in progress and other	30,903	6,730
Intangible lease assets	53,400	33,643
Mortgage loans	165,000	165,000
Real estate held for sale	—	37,514

Gross investment in real estate assets	1,440,399	1,193,062
Accumulated depreciation	(93,430)	(64,946)
Accumulated amortization	(10,307)	(6,841)

Net investment in real estate assets	1,336,662	1,121,275
Cash and cash equivalents	102,726	98,408
Interest and rent receivables	29,862	26,176
Straight-line rent receivables	33,993	28,912
Other loans	74,839	50,985
Other assets	43,792	23,058

Total Assets	$1,621,874	$1,348,814

LIABILITIES AND EQUITY
Liabilities
Debt, net	$689,849	$369,970
Accounts payable and accrued expenses	51,125	35,974
Deferred revenue	23,307	23,137
Lease deposits and other obligations to tenants	28,778	20,157

Total liabilities	793,059	449,238
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding — 110,786 shares at December 31, 2011 and 110,225 shares at December 31, 2010	111	110
Additional paid-in capital	1,055,256	1,051,785
Distributions in excess of net income	(214,059)	(148,530)
Accumulated other comprehensive loss	(12,231)	(3,641)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	828,815	899,462
Non-controlling interests	—	114

Total Equity	828,815	899,576

Total Liabilities and Equity	$1,621,874	$1,348,814

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$116,035	$88,487	$77,871
Straight-line rent	5,794	1,933	8,038
Interest and fee income	21,490	26,777	28,129

Total revenues	143,319	117,197	114,038
Expenses
Real estate depreciation and amortization	32,901	22,830	21,588
Impairment charge	564	12,000	—
Property-related	1,090	4,398	3,801
Acquisition expenses	4,184	2,026	—
General and administrative	27,219	26,509	21,096

Total operating expense	65,958	67,763	46,485

Operating income	77,361	49,434	67,553
Other income (expense)
Interest and other income	96	1,518	43
Debt refinancing costs	(14,214)	(6,716)	—
Interest expense	(43,812)	(33,988)	(37,651)

Net other expenses	(57,930)	(39,186)	(37,608)

Income from continuing operations	19,431	10,248	29,945
Income from discontinued operations	7,283	12,764	6,422

Net income	26,714	23,012	36,367

Net income attributable to non-controlling interests	(178)	(99)	(37)

Net income attributable to MPT common stockholders	$26,536	$22,913	$36,330

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.09	$0.37
Income from discontinued operations attributable to MPT common stockholders	0.07	0.13	0.08

Net income attributable to MPT common stockholders	$0.23	$0.22	$0.45

Weighted average shares outstanding — basic	110,623	100,706	78,117

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.09	$0.37
Income from discontinued operations attributable to MPT common stockholders	0.07	0.13	0.08

Net income attributable to MPT common stockholders	$0.23	$0.22	$0.45

Weighted average shares outstanding — diluted	110,629	100,708	78,117

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2008	—	$—	65,056	$65	$686,238	$(59,941)	$—	$(262)	$243	$626,343
Comprehensive income:
Net income	—	—	—	—	—	36,330	—	—	37	36,367

Comprehensive income	—	—	—	—	—	36,330	—	—	37	36,367
Deferred stock units issued to directors	—	—	52	1	5	(4)	—	—	—	2
Stock vesting and amortization of stock-based compensation	—	—	246	—	5,488	—	—	—	—	5,488
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(150)	(150)
Proceeds from offering (net of offering costs)	—	—	13,371	13	67,990	—	—	—	—	68,003
Dividends declared ($0.80 per common share)	—	—	—	—	—	(64,478)	—	—	—	(64,478)

Balance at December 31, 2009	—	$—	78,725	$79	$759,721	$(88,093)	$—	$(262)	$130	$671,575

Comprehensive income:
Net income	—	—	—	—	—	22,913	—	—	99	23,012
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(3,641)	—	—	(3,641)

Comprehensive income	—	—	—	—	—	22,913	(3,641)	—	99	19,371
Stock vesting and amortization of stock-based compensation	—	—	700	—	6,616	—	—	—	—	6,616
Proceeds from offering (net of offering costs)	—	—	30,800	31	288,035	—	—	—	—	288,066
Extinguishment of convertible debt	—	—	—	—	(2,587)	—	—	—	—	(2,587)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(115)	(115)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(83,350)	—	—	—	(83,350)

Balance at December 31, 2010	—	$—	110,225	$110	$1,051,785	$(148,530)	$(3,641)	$(262)	$114	$899,576

Comprehensive income:
Net income	—	—	—	—	—	26,536	—	—	178	26,714
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	—	(8,590)

Comprehensive income	—	—	—	—	—	26,536	(8,590)	—	178	18,124
Stock vesting and amortization of stock-based compensation	—	—	561	1	6,982	—	—	—	—	6,983
Extinguishment of convertible debt	—	—	—	—	(3,070)	(2,431)	—	—	—	(5,501)
Purchase of non-controlling interest	—	—	—	—	(441)	—	—	—	(83)	(524)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(209)	(209)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(89,634)	—	—	—	(89,634)

Balance at December 31, 2011	—	$—	110,786	$111	$1,055,256	$(214,059)	$(12,231)	$(262)	$—	$828,815

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$26,714	$23,012	$36,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,477	26,312	26,309
Amortization and write-off of deferred financing costs and debt discount	9,289	6,110	5,824
Premium on extinguishment of debt	13,091	3,833	—
Straight-line rent revenue	(7,142)	(4,932)	(9,536)
Share-based compensation expense	6,983	6,616	5,488
(Gain) loss from sale of real estate	(5,431)	(10,566)	(278)
Provision for uncollectible receivables and loans	1,499	14,400	—
Straight-line rent write-off	2,470	3,694	1,111
Payment of discount on extinguishment of debt	(4,850)	(7,324)	—
Other adjustments	1,622	(30)	(1,167)
Decrease (increase) in:
Interest and rent receivable	(6,118)	(5,490)	(2,433)
Other assets	142	(566)	126
Accounts payable and accrued expenses	5,354	(3,177)	1,700
Deferred revenue	170	8,745	(760)

Net cash provided by operating activities	79,270	60,637	62,751
Investing activities
Real estate acquired	(246,511)	(137,808)	(421)
Proceeds from sale of real estate	41,130	97,669	15,000
Principal received on loans receivable	4,289	90,486	4,305
Investment in loans receivable	(28,144)	(11,637)	(23,243)
Construction in progress	(22,999)	(6,638)	—
Other investments, net	(13,386)	(9,291)	(7,777)

Net cash (used for) provided by investing activities	(265,621)	22,781	(12,136)
Financing activities
Proceeds from term debt, net of discount	450,000	148,500	—
Payments of term debt	(246,262)	(216,765)	(1,232)
Payment of deferred financing costs	(15,454)	(6,796)	232
Revolving credit facilities, net	89,600	(137,200)	(55,800)
Distributions paid	(89,601)	(77,087)	(61,649)
Lease deposits and other obligations to tenants	8,621	3,667	3,390
Proceeds from sale of common shares, net of offering costs	—	288,066	68,003
Other	(6,235)	(2,702)	—

Net cash provided by (used in) financing activities	190,669	(317)	(47,056)

Increase in cash and cash equivalents for the year	4,318	83,101	3,559
Cash and cash equivalents at beginning of year	98,408	15,307	11,748

Cash and cash equivalents at end of year	$102,726	$98,408	$15,307

Interest paid, including capitalized interest of $896 in 2011, $63 in 2010, and $ — in 2009	$38,463	$29,679	$33,272
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$(14,592)	$—	$—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$14,592	$—	$—
Dividends declared, not paid	22,407	22,374	16,110

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$111,309	$91,604
Buildings and improvements	1,079,787	858,571
Construction in progress and other	30,903	6,730
Intangible lease assets	53,400	33,643
Mortgage loans	165,000	165,000
Real estate held for sale	—	37,514

Gross investment in real estate assets	1,440,399	1,193,062
Accumulated depreciation	(93,430)	(64,946)
Accumulated amortization	(10,307)	(6,841)

Net investment in real estate assets	1,336,662	1,121,275
Cash and cash equivalents	102,726	98,408
Interest and rent receivables	29,862	26,176
Straight-line rent receivables	33,993	28,912
Other loans	74,839	50,985
Other assets	43,792	23,058

Total Assets	$1,621,874	$1,348,814

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$689,849	$369,970
Accounts payable and accrued expenses	28,780	13,658
Deferred revenue	23,307	23,137
Lease deposits and other obligations to tenants	28,778	20,157
Payable due to Medical Properties Trust, Inc.	21,955	21,943

Total liabilities	792,669	448,865
Commitments and Contingencies
Capital
General partner — issued and outstanding — 1,107 units at December 31, 2011 and 1,102 units at December 31, 2010	8,418	9,035
Limited Partners:
Common units — issued and outstanding — 109,679 units at December 31, 2011 and 109,123 units at December 31, 2010	833,018	894,441
LTIP units — issued and outstanding – 150 units at December 31, 2011 and 94 units at December 31, 2010	—	—
Accumulated other comprehensive loss	(12,231)	(3,641)

Total MPT Operating Partnership Capital	829,205	899,835
Non-controlling interests	—	114

Total capital	829,205	899,949

Total Liabilities and Capital	$1,621,874	$1,348,814

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$116,035	$88,487	$77,871
Straight-line rent	5,794	1,933	8,038
Interest and fee income	21,490	26,777	28,129

Total revenues	143,319	117,197	114,038
Expenses
Real estate depreciation and amortization	32,901	22,830	21,588
Impairment charge	564	12,000	—
Property-related	1,090	4,398	3,801
Acquisition expenses	4,184	2,026	—
General and administrative	27,202	26,434	21,033

Total operating expense	65,941	67,688	46,422

Operating income	77,378	49,509	67,616
Other income (expense)
Interest and other income	96	1,518	43
Debt refinancing costs	(14,214)	(6,716)	—
Interest expense	(43,812)	(33,988)	(37,651)

Net other expenses	(57,930)	(39,186)	(37,608)

Income from continuing operations	19,448	10,323	30,008
Income from discontinued operations	7,283	12,764	6,422

Net income	26,731	23,087	36,430

Net income attributable to non-controlling interests	(178)	(99)	(37)

Net income attributable to MPT Operating Partnership partners	$26,553	$22,988	$36,393

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.09	$0.37
Income from discontinued operations attributable to MPT Operating Partnership partners	0.07	0.13	0.08

Net income attributable to MPT Operating Partnership partners	$0.23	$0.22	$0.45

Weighted average units outstanding — basic	110,623	100,706	78,117

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.09	$0.37
Income from discontinued operations attributable to MPT Operating Partnership partners	0.07	0.13	0.08

Net income attributable to MPT Operating Partnership partners	$0.23	$0.22	$0.45

Weighted average units outstanding — diluted	110,629	100,708	78,117

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2008	650	$6,263	64,406	$619,886	32	$186	$—	$243	$626,578

Comprehensive income:
Net income	—	364	—	35,856	—	174	—	36	36,430

Comprehensive income	—	364	—	35,856	—	174	—	36	36,430
Unit vesting and amortization of unit-based compensation	3	55	295	5,433	31	—	—	—	5,488
Proceeds from offering (net of offering costs)	134	680	13,237	67,323	—	—	—	—	68,003
Distributions to non-controlling interests	—	—	—	—	—	—	—	(149)	(149)
Distributions declared ($0.80 per unit)	—	(645)	—	(63,546)	—	(287)	—	—	(64,478)

Balance at December 31, 2009	787	$6,717	77,938	$664,952	63	$73	$—	$130	$671,872

Comprehensive income:
Net income	—	230	—	22,601	—	157	—	99	23,087
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(3,641)	—	(3,641)

Comprehensive income	—	230	—	22,601	—	157	(3,641)	99	19,446
Unit vesting and amortization of unit-based compensation	7	66	693	6,550	31	—	—	—	6,616
Proceeds from offering (net of offering costs)	308	2,882	30,492	285,184	—	—	—	—	288,066
Extinguishment of convertible debt	—	(26)	—	(2,560)	—	—	—	—	(2,586)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(115)	(115)
Distributions declared ($0.80 per unit)	—	(834)	—	(82,286)	—	(230)	—	—	(83,350)

Balance at December 31, 2010	1,102	$9,035	109,123	$894,441	94	$—	$(3,641)	$114	$899,949

Comprehensive income:
Net income	—	265	—	26,020	—	268	—	178	26,731
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	(8,590)

Comprehensive income	—	265	—	26,020	—	268	(8,590)	178	18,141
Unit vesting and amortization of unit-based compensation	5	69	556	6,915	56	—	—	—	6,984
Extinguishment of convertible debt	—	(55)	—	(5,446)	—	—	—	—	(5,501)
Purchase of non-controlling interest	—	—	—	(442)	—	—	—	(83)	(525)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(209)	(209)
Distributions declared ($0.80 per unit)	—	(896)	—	(88,470)	—	(268)	—	—	(89,634)

Balance at December 31, 2011	1,107	$8,418	109,679	$833,018	150	$—	$(12,231)	$—	$829,205

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$26,731	$23,087	$36,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,477	26,312	26,309
Amortization and write-off of deferred financing costs and debt discount	9,289	6,110	5,824
Premium on extinguishment of debt	13,091	3,833	—
Straight-line rent revenue	(7,142)	(4,932)	(9,536)
Unit-based compensation expense	6,983	6,616	5,488
(Gain) loss from sale of real estate	(5,431)	(10,566)	(278)
Provision for uncollectible receivables and loans	1,499	14,400	—
Straight-line rent write-off	2,470	3,694	1,111
Payment of discount on extinguishment of debt	(4,850)	(7,324)	—
Other adjustments	1,622	(30)	(1,167)
Decrease (increase) in:
Interest and rent receivable	(6,118)	(5,490)	(2,433)
Other assets	142	(566)	126
Accounts payable and accrued expenses	5,337	(3,252)	1,642
Deferred revenue	170	8,745	(760)

Net cash provided by operating activities	79,270	60,637	62,756
Investing activities
Real estate acquired	(246,511)	(137,808)	(421)
Proceeds from sale of real estate	41,130	97,669	15,000
Principal received on loans receivable	4,289	90,486	4,305
Investment in loans receivable	(28,144)	(11,637)	(23,243)
Construction in progress	(22,999)	(6,638)	—
Other investments, net	(13,386)	(9,291)	(7,777)

Net cash (used for) provided by investing activities	(265,621)	22,781	(12,136)
Financing activities
Proceeds from term debt, net of discount	450,000	148,500	—
Payments of term debt	(246,262)	(216,765)	(1,232)
Payment of deferred financing costs	(15,454)	(6,796)	232
Revolving credit facilities, net	89,600	(137,200)	(55,800)
Distributions paid	(89,601)	(77,087)	(61,649)
Lease deposits and other obligations to tenants	8,621	3,667	3,390
Proceeds from sale of units, net of offering costs	—	288,066	68,003
Other	(6,235)	(2,702)	—

Net cash provided by (used in) financing activities	190,669	(317)	(47,056)

Increase in cash and cash equivalents for the year	4,318	83,101	3,564
Cash and cash equivalents at beginning of year	98,408	15,307	11,743

Cash and cash equivalents at end of year	$102,726	$98,408	$15,307

Interest paid, including capitalized interest of $896 in 2011, $63 in 2010, and $ — in 2009	$38,463	$29,679	$33,272
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$(14,592)	$—	$—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$14,592	$—	$—
Dividends declared, not paid	22,407	22,374	16,110

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist, MPT Finance Corporation is a wholly owned subsidiary of the Operating Partnership and was formed for the sole purpose of being a co-issuer of some of the Operating Partnership’s indebtedness. MPT Finance Corporation has no substantive assets or operations.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity (“VIE”). If we determine that we have a variable interest in a VIE, we then evaluate if we are the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. We consolidate each VIE in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary.

At December 31, 2011, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities (including but not limited to Monroe and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2011 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$63,285	Other loans	$39,552
Equity investments	$12,888	Other assets	$2,751

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of December 31, 2011, we were not required to provide, financial support through a liquidity arrangement or otherwise, to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to influence (but not control) are accounted for by the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses are included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other—than—temporary, an impairment is recorded.

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

Tenant payments for certain taxes, insurance, and other operating expenses related to our facilities (most of which are paid directly by our tenants to the government or related vendor) are recorded net of the respective expense as generally our leases are “triple-net” leases, with terms requiring such expenses to be paid by our tenants. Failure on the part of our tenants to pay such expense or to pay late would result in a violation of the lease agreement, which could lead to an event of default, if not cured.

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

Depreciation is calculated on the straight-line method over the weighted average useful lives of the related real estate and other assets, as follows:

Buildings and improvements	37.4 years
Tenant lease intangibles	14.1 years
Tenant improvements	5.4 years
Furniture, equipment and other	9.3 years

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

Earnings Per Share/Units: Basic earnings per common share/unit is computed by dividing net income applicable to common shares/units by the weighted number of shares/units of common stock/units outstanding during the period. Diluted earnings per common share/units is calculated by including the effect of dilutive securities.

Certain of our unvested restricted and performance stock/unit awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities are included in the earnings allocation in computing both basic and diluted earnings per common share/unit.

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

Our financial statements include the operations of eight taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (“CVT”), along with six others, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state and local income taxes. Our TRS entities are authorized to provide property development, leasing and management services for third-party owned properties, and they make loans to and/or investments in our lessees.

Given our income tax expense is typically not significant, we record such expense along with related penalties and interest, if any, in general administrative expenses.

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

Derivative Financial Investments and Hedging Activities. During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

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

Fair Value Measurement

We measure and disclose the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

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

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12. We do not expect the adoption of ASU 2011-05 on January 1, 2012 to have an impact on our consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2011 consolidated financial statement presentation. Assets sold or held for sale have been reclassified to Real Estate Held for Sale on the consolidated balance sheets and related operating results have been reclassified from continuing operations to discontinued operations (see Note 11).

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2011	2010	2009
	(Amounts in thousands)
Land	$19,705	$8,227	$421
Buildings	220,769	119,626	—
Intangible lease assets-subject to amortization (weighted-average useful life 13.9 years in 2011 and 19.4 years in 2010)	20,630	9,955	—

	$261,104	$137,808	$421

2011 Activity

On January 4, 2011, we acquired the real estate of the 19-bed, 4-year old Gilbert Hospital in a suburb of Phoenix, Arizona area for $17.1 million. Gilbert Hospital is operated by affiliates of Visionary Health, LLC, the same group that will operate the hospital that we are currently developing in Florence, Arizona. We acquired this asset subject to an existing lease that expires in May 2022. The lease contains three five-year extension options, and the rent escalates annually at 2.5%.

On January 31, 2011, we acquired for $23.5 million the real estate of the 60-bed Atrium Medical Center at Corinth in the Dallas area, a long-term acute care hospital that was completed in 2009 and is subject to a lease that expires in June 2024. The lease has an initial term of 15 years, contains two ten-year extension options, and the rent escalates annually based on consumer price indexed increases and to be not less than 1% or greater than 5%. In addition, through one of our affiliates, we invested $1.3 million to acquire approximately 19% of a joint venture arrangement with an affiliate of Vibra Healthcare, LLC (“Vibra”) that will manage and has acquired a 51% interest in the operations of the facility. We also made a $5.2 million working capital loan to the joint venture. The former operators of the hospital, comprised primarily of local physicians, retained ownership of 49% of the operating entity.

On February 4, 2011, we purchased for $58 million the real estate of Bayonne Medical Center, a 6-story, 278-bed acute care hospital in the New Jersey area of metropolitan New York, and leased the facility to the operator under a 15-year lease, with six five-year extension options. The rent escalates annually based on consumer price indexed increases. The operator is an affiliate of a private hospital operating company that acquired the hospital in 2008.

On February 9, 2011, we acquired the real estate of the 306-bed Alvarado Hospital in San Diego, California for $70 million from Prime Healthcare Services, Inc. (“Prime”). Prime is the operator of the facility and will lease the facility under a 10-year lease, with three five-year extension options and annual rent increases based on consumer price indexed increases.

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. The lease has an initial term of 20 years, contains three five-year extension options, and the rent increases annually at 2.75%. This hospital was part of a three property acquisition announced in December 2010 and is currently being operated by Kindred Healthcare Inc. (formerly RehabCare). The purchase price of this hospital was $19.5 million, which included the assumption of a $16 million existing mortgage loan that matures in January 2018.

On July 18, 2011, we acquired the real estate of the 40-bed Vibra Specialty Hospital of DeSoto in Desoto, Texas for $13.0 million. Vibra Specialty Hospital of DeSoto is a new long-term acute care hospital that is currently ramping up its operations. This facility will be leased to a subsidiary of Vibra for a fixed term of 15 years with three five-year extension options. Rent escalates annually based on consumer priced indexed increases. In addition, we have made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

On September 30, 2011, we purchased the real estate of a 40-bed long-term acute care facility in New Braunfels, Texas for $10.0 million. This facility will be leased to an affiliate of Post Acute Medical, LLC for a fixed term of 15 years with three five-year extension options. Rent escalates annually based on consumer priced indexed increases. In addition, we have made a $1.4 million equity investment for a 25% equity ownership in the operator of this facility and funded a $2.0 million working capital loan.

On October 14, 2011, we entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. With the execution of these agreements, we have funded $7.4 million during the fourth quarter of 2011, of which $6.2 million was used to acquire land for these three facilities. The three facilities upon completion will be leased under a master lease structure with an initial term of 15 years and three five-year extension options. Rent escalates annually based on consumer priced indexed increases and to be not less than one percent or greater than three percent. We currently expect construction of these three facilities to be completed in the fourth quarter of 2012.

On November 4, 2011, we made investments in Hoboken University Medical Center in Hoboken, New Jersey, a 350-bed acute care facility. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of an 100% ownership of the real estate, a secured working capital loan of up to $20.0 million ($15.1 million outstanding at December 31, 2011), and the purchase of a $5.0 million convertible note, which provides us with the option to acquire up to 25% of the hospital operator. The lease with the tenant has an initial term of 15 years, contains six five-year extension options, and the rent escalates annually based on consumer price indexed increases.

From the respective acquisition dates in 2011 through year-end, these 2011 acquisitions contributed $21.2 million of revenue and $14.1 million of income. In addition, we incurred $4.2 million in acquisition related expenses in 2011, of which $1.9 million related to acquisitions consummated as of December 31, 2011.

2010 Activity

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

From the respective acquisition dates in 2010 through year-end, these 2010 acquisitions contributed $4.3 million of revenue and $3.4 million of income. In addition, we incurred approximately $2.0 million in acquisition related expenses in 2010, of which approximately $1.1 million related to acquisitions consummated as of December 31, 2010.

The results of operations for each of the properties acquired in 2011 and 2010 are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2011 and 2010, as if each acquisition was consummated on the same terms at the beginning of 2010. Supplemental pro forma earnings were adjusted to exclude $1.9 million and $1.1 million of acquisition-related costs on these consummated deals incurred during 2011 and 2010, respectively (dollar amounts in thousands except per share/unit data).

	2011	2010
	(Amounts in thousands except per share/unit amounts)
Total revenues	$153,707	$153,214
Net income	27,311	27,746
Net income per share/unit	$0.24	$0.26

Disposals

On December 30, 2011, we sold Sherman Oaks Hospital in Sherman Oaks, California to Prime for $20.0 million, resulting in a gain of $3.1 million. Due to this sale, we wrote-off $1.2 million in straight-line rent receivables.

On December 30, 2011, we sold MountainView Regional Rehabilitation Hospital in Morgantown, West Virginia to HealthSouth Corporation for $21.1 million, resulting in a gain of $2.3 million.

In the fourth quarter 2010, we sold the real estate of our Montclair Hospital, an acute care medical center to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million. Due to this sale, we wrote-off $1.0 million in straight-line rent receivables.

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

In the fourth quarter of 2009, we sold the real estate asset of one acute care facility to Prime for proceeds of $15.0 million, and we realized a gain on the sale of $0.3 million.

For each of these disposals, the operating results of these facilities for the current and all prior periods have been included in discontinued operations, and we have reclassified the related real estate to Real Estate Held for Sale.

Intangible Assets

At December 31, 2011 and 2010, our intangible lease assets were $53.4 million ($43.1 million, net of accumulated amortization) and $33.6 million ($26.8 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $5.2 million (including $0.6 million of accelerated amortization as described below), $3.2 million, and $4.5 million (including $0.5 million of accelerated amortization as described below) in 2011, 2010, and 2009, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:
2012	$3,865
2013	3,832
2014	3,767
2015	3,578
2016	3,536

As of December 31, 2011, capitalized lease intangibles have a weighted average remaining life of 14.1 years.

Leasing Operations

Minimum rental payments due to us in future periods under operating leases which have non-cancelable terms extending beyond one year at December 31, 2011, are as follows: (amounts in thousands)

2012	$119,454
2013	120,275
2014	118,661
2015	115,880
2016	116,154
Thereafter	811,272

$1,401,696

In the 2011 fourth quarter, we replaced one of our tenants, Vibra, with a new tenant, LifeCare, at our LTACH facility in Dallas, Texas. As a result of this transaction, we wrote off the related straight line rent receivables of $1.3 million and accelerated the amortization of the related lease intangibles resulting in $0.6 million of expense in the 2011 fourth quarter.

The operator of our Denham Springs facility in Louisiana has not made all the payments required by the real estate lease agreement, and thus, the tenant is in default. During the second quarter of 2011, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant and/or related collateral would, more likely than not, result in less than a full recovery of our receivables. As a result, we fully reserved for all outstanding receivables at that time (including $1.5 million in billed rent, $0.2 million of unbilled rent, and $0.1 million of other receivables) with the exception of the $0.7 million promissory note that we expect is recoverable from existing collateral. In addition, we recorded a $0.6 million impairment charge against the real estate during the second quarter of 2011. We have not recorded any rental revenue or reversed previously established reserves, except for $0.2 million, which represents payments received from the tenant subsequent to the second quarter. At December 31, 2011, we continue to believe, based on existing collateral and the current real estate market, that the $0.7 million loan and the $4.2 million of real estate are fully recoverable; however, no assurances can be made that future reserves will not be needed.

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

In the third quarter of 2008, we terminated leases on two general acute care hospitals in Houston, Texas and one hospital in Redding, California due to certain tenant defaults. These facilities were previously leased to affiliates of HPA that filed for bankruptcy subsequent to the lease terminations. On November 1, 2008, we entered into a new lease agreement for the Redding hospital. The new operator, an affiliate of Prime, agreed to increase the lease base from $60.0 million to $63.0 million and to pay up to $12.0 million in additional rent and a profits participation of up to $8.0 million based on the future profitability of the new lessee’s operations. In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Redding property, and we terminated our agreements with Prime concerning the additional rent and profits interest. Of this $12 million in additional rent, $3.8 million has been recognized in income from lease inception through December 31, 2011, (including $1.2 million in each of 2011, 2010 and 2009) and we expect to recognize the other $8.2 million into income over the remainder of the lease life.

As of December 31, 2011, we have advanced $28.6 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including additional advances of $0.6 million in 2011. In addition, as of December 31, 2011, we have $14.9 million ($3.4 million accrued in 2011) of rent, interest and other charges outstanding, of which $5.6 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it is reasonably likely that the existing tenant will be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At December 31, 2011, our net investment (exclusive of the related real estate) of $31.5 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $7 million in hospital patient receivables and (ii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral.

Although Monroe Hospital has seen improvement in almost all key statistics (including census, EBITDA, etc.), we continue to evaluate possible operating strategies for the hospital. We have entered into a forbearance agreement with the operator whereby we have generally agreed, under certain conditions, not to fully exercise our rights and remedies under the lease and loan agreements during limited periods. We have not committed to the adoption of a plan to transition ownership or management of the hospital to any new operator, and there is no assurance that any such plan will be completed. Moreover, there is no assurance that any plan that we ultimately pursue will not result in additional charges for further impairment of our working capital loan. We have not recognized any interest income on the Monroe loan since it was considered impaired in the 2010 first quarter.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2011		As of December 31, 2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$165,000	10.2%	$165,000	10.0%
Other loans	74,839	10.5%	50,985	10.8%

	$239,839		$215,985

Including our working capital loans to Monroe and our new properties in 2011 (discussed previously), our other loans primarily consist of loans to our tenants for acquisitions and working capital purposes. In conjunction with our purchase of six healthcare facilities in July and August 2004, we made loans aggregating $41.4 million to Vibra. As of December 31, 2011, Vibra has reduced the balance of the loans to $17.8 million.

Concentration of Credit Risks

For the years ended December 31, 2011, 2010, and 2009, affiliates of Prime (including rent and interest from mortgage and working capital loans) accounted for 30.1%, 31.8%, and 32.5%, respectively, of our total revenues, and Vibra (including rent and interest from working capital loans) accounted for 12.0%, 15.0%, and 15.7%, respectively, of our total revenues. However, from an investment concentration perspective, Prime represented 25.3% and 26.7% of our total assets at December 31, 2011 and 2010, respectively, while Vibra represented 7.9% and 9.96%, respectively.

On an individual property basis, we had no investment of any single property greater than 5.6% of our total assets as of December 31, 2011.

From a geographic perspective, all of our properties are located in the United States with 26.8% of our total assets at December 31, 2011 located in California, down from 28.6% at December 31, 2010.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $5.5 million and $1.8 million in 2011 and 2010, respectively. There was no such revenue in 2009.

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2011		As of December 31, 2010
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$89,600	Variable	$—	Variable
2006 senior unsecured notes	125,000	Various	125,000	7.333%-7.871%
2011 senior unsecured notes	450,000	6.875%	—
Exchangeable senior notes
Principal amount	11,000	9.250%	91,175	6.125%-9.250%
Unamortized discount	(180)		(2,585)

	10,820		88,590
Term loans
Principal Amount	14,429	6.200%	157,683	Various
Unamortized discount	—		(1,303)

	14,429		156,380

	$689,849		$369,970

As of December 31, 2011, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows:

2012	$39,832
2013	11,249
2014	265
2015	50,283
2016	125,299
Thereafter	463,101

Total	$690,029

To fund the acquisitions disclosed in Note 3, we used cash on-hand, borrowed on our revolving credit facilities, used a portion of the proceeds from the sale of the 2011 senior unsecured notes, and assumed a $16 million mortgage loan.

In April 2011, our Operating Partnership and a wholly-owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility (which was part of the credit facility entered into in 2010) and our $9 million collateralized term loan facility. We also paid down in full our revolving credit facility’s outstanding balance with the proceeds from the notes offering. In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 9.25% exchangeable senior notes due 2013 at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer. The interest savings from the retirement of this debt will offset the majority of the premium paid to retire it, and the potential dilution effect from the convertible aspect of these notes is removed.

In connection with these 2011 refinancing activities, we recognized charges of $14.2 million related to the write-off of previously deferred loan costs and discounts associated with the payoff of the debt instruments noted above.

In April 2010, we completed a public offering of common stock (the “Offering”) resulting in net proceeds, after underwriting discount and commissions, of approximately $279 million. See Note 9 for further information. We used the net proceeds from the Offering to repurchase 93% of the outstanding 6.125% exchangeable senior notes due 2011 at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million) pursuant to a cash tender offer. In addition, we paid off a $30 million term loan. Finally, in May 2010, we closed on a $450 million credit facility, and the proceeds of such along with the Offering were used to repay in full all outstanding obligations under the previous credit facility. These refinancing activities resulted in a charge of $6.7 million for the year ended December 31, 2010.

Revolving Credit Facilities

In connection with the 2011 senior unsecured notes offering, we amended our 2010 credit agreement to now provide for a $330 million unsecured revolving credit facility that matures in October 2015. As part of this amendment, we also lowered our interest rate to (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 1.60%, but that is adjustable from 1.60% to 2.40% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.60%, but that is adjustable from 2.60% to 3.40% based on current total leverage. In addition to interest expense, we are required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.375% to 0.500% per year. At December 31, 2011 and 2010, our outstanding balance on the revolving credit facility was $50 million and $0, respectively. At December 31, 2011, our availability under our revolving credit facility was $280 million. The weighted average interest rate on this facility was 3.2% and 2.1% for 2011 and 2010, respectively.

In regards to the $220 million credit facility that we paid off in 2010, our outstanding borrowings under the revolving facility were $96 million at December 31, 2009. For 2009, our interest rate was primarily set off the 30-day LIBOR plus 1.75% (1.99% at December 31, 2009). In addition, the old credit facility provided for a quarterly commitment fee on the unused portion ranging from 0.20% to 0.35%. The weighted average interest rate on this facility was 2.21% for 2009.

In June 2007, we signed a collateralized revolving bank credit facility for up to $42 million. The terms are for five years with interest at the 30-day LIBOR plus 1.50% (1.80% at December 31, 2011 and 1.77% at December 31, 2010). The amount available under the facility decreases $0.8 million per year until maturity. The facility is collateralized by one real estate property with a net book value of $55.1 million and $56.5 million at December 31, 2011 and 2010, respectively. This facility had an outstanding balance of $39.6 and $0 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, we had $0 million of availability under this revolving credit facility. The weighted-average interest rate on this revolving bank credit facility was 1.63%, 1.74% and 1.86% for 2011, 2010 and 2009, respectively.

2011 Senior Unsecured Notes

On April 26, 2011, our Operating Partnership and a wholly-owned subsidiary of our Operating Partnership closed on a private placement of $450 million aggregate principal amount of 6.875% Senior Notes due 2021 (the “2011 senior unsecured notes”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2011 senior unsecured notes were subsequently registered under the Securities Act pursuant to an exchange offer. Interest on the 2011 senior unsecured notes is payable semi-annually on May 1 and November 1 of each year. The 2011 senior unsecured notes pay interest in cash at a rate of 6.875% per year and mature on May 1, 2021. We may redeem some or all of the 2011 senior unsecured notes at any time prior to May 1, 2016 at a “make-whole” redemption price. On or after May 1, 2016, we may redeem some or all of the 2011 senior unsecured notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. The 2011 senior unsecured notes are guaranteed, jointly and severally, on an unsecured basis, by the certain subsidiary guarantors. In the event of a Change of Control, each holder of the 2011 senior unsecured notes may require us to repurchase some or all of its 2011 senior unsecured notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

2006 Senior Unsecured Notes

During 2006, we issued $125.0 million of Senior Unsecured Notes (the “Senior Notes”). The Senior Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). One of the issuances of Senior Notes totaling $65.0 million paid interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after July 30, 2011. This portion of the Senior Notes matures in July 2016. The remaining issuances of Senior Notes paid interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and may be called at par value by us at any time on or after October 30, 2011. These remaining notes mature in October 2016.

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million Senior Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our Senior Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2011 and 2010, the fair value of the interest rate swaps was $12.2 million and $3.6 million, respectively, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effects earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2011 and therefore, there was no income statement effect recorded during the years ended December 31, 2011 and 2010. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months.

As noted above under the heading “Revolving Credit Facilities”, we, via the amendment to our credit agreement, ceased being secured under our revolving credit facility, which triggered a collateral posting event under our interest rate swap. At December 31, 2011, we have posted $6.3 million of collateral, which is currently reflected in other assets on our consolidated balance sheets.

Exchangeable Senior Notes

In November 2006, our Operating Partnership issued and sold, in a private offering, $138.0 million of Exchangeable Senior Notes (the “2006 Exchangeable Notes”). The 2006 Exchangeable Notes pay interest semi-annually at a rate of 6.125% per annum and mature on November 15, 2011. Net proceeds from the offering of the 2006 Exchangeable Notes were approximately $134 million, after deducting the initial purchasers’ discount. During 2010, 93% of the outstanding 6.125% exchangeable senior notes due 2011 were repurchased at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million). The remaining balance on the 2006 Exchangeable Notes of $9.2 million was paid at maturity on November 15, 2011.

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

In July 2011, we used a portion of the proceeds from the 2011 senior unsecured notes to repurchase 85% of the outstanding 2008 Exchangeable Notes at a price of 118.5% of the principal amount plus accrued and unpaid interest (or $84.2 million) pursuant to a cash tender offer. Additionally, in August 2011, we repurchased $1.5 million of the outstanding 2008 Exchangeable Notes in the open market. The outstanding aggregate principal amount of the 2008 Exchangeable Notes is $11.0 million as of December 31, 2011.

Term Loans

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $16.1 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium. At December 31, 2011, the remaining balance on this term loan was $14.4 million.

In May 2010, we closed on a $150 million term loan that was scheduled to mature on May 17, 2016 and had an interest rate option of (1) LIBOR plus a spread of 3.5% or (2) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread of 2.50%. This 2010 term loan was subject to a LIBOR floor of 1.5% (5.00% at December 31, 2010). This term loan was repaid and terminated in 2011 in connection with our 2011 senior unsecured notes offering.

Included in the $220 million credit facility that was paid off in 2010 was a term loan that had an outstanding balance of $64.5 million at December 31, 2009. This term loan’s interest rate was based on the 30-day LIBOR plus a spread of 200 basis points (2.26% at December 31, 2009).

In November 2008, we signed a collateralized term loan facility for $9 million with interest fixed at 5.66%. This term loan was repaid and terminated in 2011 in connection with our 2011 senior unsecured notes offering.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our revolving credit facility limits the amount of dividends we can pay to 120% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at March 31, 2013. The indenture governing our 2011 senior unsecured notes also limits the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 senior unsecured notes (along with the senior unsecured notes entered into in 2012 in connection with the Ernest acquisition) require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the new credit facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2011, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. For 2011, 2010 and 2009, we recorded tax expense of $0.1 million, $1.6 million and $0.3 million, respectively.

At December 31, 2011 and 2010, we had a net deferred tax asset (prior to valuation allowance) of $8.7 million and $6.7 million respectively. This increase is primarily related to the increase in the federal and state net operating loss carry forwards (“NOLs”) at our MDS TRS. NOLs are available to offset future earnings in one of our taxable REIT subsidiaries within the periods specified by law. At December 31, 2011, we had U.S. federal and state NOLs of $12.1 million and $13.0 million, respectively, that expire in 2020 through 2031.

With the continued losses sustained by MDS, we do not believe MDS will generate enough taxable income to use the federal and state net operating losses noted above within the carry forward period specified by law. Therefore, we continue to fully reserve for the net deferred tax asset. At December 31, 2011 and 2010 the valuation allowance was $8.9 million and $6.8 million, respectively. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new working capital loans or other transactions), we will adjust this valuation allowance accordingly.

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2011	2010	2009
Common share distribution	$0.800000	$0.800000	$0.800000
Ordinary income	0.300844	0.388128	0.471792
Capital gains(1)	0.031396	0.027724	0.003708
Unrecaptured Sec. 1250 gain	0.031396	0.022784	0.003708
Return of capital	0.467760	0.384148	0.324500
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed taxable REIT subsidiaries on behalf of Medical Properties Trust, Inc., which are subject to federal, state and local income taxes at regular corporate rates. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our taxable REIT subsidiaries.

6.	Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$19,431	$10,248	$29,945
Non-controlling interests’ share in continuing operations	(178)	(99)	(36)
Participating securities’ share in earnings	(1,090)	(1,254)	(1,506)

Income from continuing operations, less participating securities’ share in earnings	18,163	8,895	28,403
Income from discontinued operations	7,283	12,764	6,422
Non-controlling interests’ share in discontinued operations	—	—	(1)

Income from discontinued operations attributable to MPT common stockholders	7,283	12,764	6,421

Net income, less participating securities’ share in earnings	$25,446	$21,659	$34,824

Denominator:
Basic weighted-average common shares	110,623	100,706	78,117
Dilutive stock options	6	2	—

Diluted weighted-average common shares	110,629	100,708	78,117

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$19,448	$10,323	$30,008
Non-controlling interests’ share in continuing operations	(178)	(99)	(36)
Participating securities’ share in earnings	(1,090)	(1,254)	(1,506)

Income from continuing operations, less participating securities’ share in earnings	18,180	8,970	28,466
Income from discontinued operations	7,283	12,764	6,422
Non-controlling interests’ share in discontinued operations	—	—	(1)

Income from discontinued operations attributable to MPT Operating Partnership partners	7,283	12,764	6,421

Net income, less participating securities’ share in earnings	$25,463	$21,734	$34,887

Denominator:
Basic weighted-average units	110,623	100,706	78,117
Dilutive options	6	2	—

Diluted weighted-average units	110,629	100,708	78,117

For each of the years ended December 31, 2011, 2010, and 2009, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

7.	Stock Awards

We have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 2,595,161 shares remain available for future stock awards as of December 31, 2011. The Equity Incentive Plan contains a limit of 1,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan:

Stock Options.

We awarded 50,000 common stock options in 2007, with an exercise price and estimated grant date fair values of $12.09 and $1.36 per option, respectively. The options awarded in 2007 vest annually in equal amounts over three years from the date of award and expire in 2012. We use the Black-Scholes pricing model to calculate the fair values of the options awarded. In 2007, the following assumptions were used to derive the fair values: an option term of four years; expected volatility of 28.34%; a weighted average risk-free rate of return of 4.62%; and a dividend yield of 8.93%. The intrinsic value of options exercisable and outstanding at December 31, 2011, is $-0-. No options were granted, exercised, or forfeited in 2011, 2010, or 2009, but some were settled for cash in 2011. At December 31, 2011, we had 110,000 options outstanding and exercisable, with a weighted-average exercise price of $10.95 per option. The weighted average remaining contractual term of options exercisable and outstanding is 1.8 years.

Restricted Equity Awards

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods that generally range from three to seven years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2011, 2010, and 2007, the Compensation Committee granted awards to employees which vest based on us achieving certain performance levels, stock price levels, total shareholder return or comparison to peer total return indices. Generally, dividends are not paid on these performance awards until the award is earned. See below for details of such grants:

-	2011 performance awards – The 2011 performance awards were granted in three parts:
1)

Approximately 30% of the 2011 performance awards are based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2015. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 2.07%; expected volatility of 33%; expected dividend yield of 8.5%; and expected service period of 4 years.
2)	Approximately 18% of the 2011 performance awards are based on us achieving a cumulative total shareholder return from January 1, 2011 to December 31, 2013. The minimum total shareholder return needed to earn a portion of this award is 27% with 100% of the award earned if our total shareholder return reaches 39%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.
3)	The remainder of the 2011 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2011 to December 31, 2013. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 12% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.

None of the 2011 performance awards were earned in 2011.

-	2010 performance awards - The 2010 performance awards are based on us achieving a simple 9.5% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2014. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 2.60%; expected volatility of 42%; expected dividend yield of 8.5%; and expected service period of 4 years. None of the 2010 performance awards were earned in 2011; however, 60,866 awards were earned in 2010.

-	2007 performance awards - The 2007 performance awards were granted under our 2007 Multi-year Incentive Plan and consist of two components: core performance awards (“CPRE”) and superior performance awards (“SPRE”). The CPRE awards vest annually and ratably over a seven-year period beginning December 31, 2007, contingent upon our achievement of a simple 9% annual total return to shareholders (prorated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior or future year. SPRE awards were to be earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and were to vest annually and ratably over the subsequent three-year period (2011-2013). At December 31, 2010, the share price thresholds were not met. Accordingly, in accordance with the SPRE award agreements, 33.334% of the SPRE awards were earned as we performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period. The other 66.666% of the SPRE awards were deemed forfeited.

In 2011, no CPRE awards were earned. In addition to the SPRE awards noted earlier, 79,287 shares/LTIP units (discussed in Note 9) were earned in 2010 under the CPRE award.

The following summarizes restricted equity awards activity in 2011 and 2010, respectively:

For the Year Ended December 31, 2011:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	783,305	$10.43	828,409	$8.70
Awarded	292,803	$10.76	853,656	$5.72
Vested	(453,980)	$9.89	(163,575)	$6.87
Forfeited	(18,148)	$9.70	(7,093)	$9.32

Nonvested awards at end of year	603,980	$11.02	1,511,397	$7.21

For the Year Ended December 31, 2010:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	962,350	$10.22	1,301,088	$6.90
Awarded	277,680	$10.39	182,600	$9.25
Vested	(454,323)	$9.97	(175,279)	$10.64
Forfeited	(2,402)	$8.66	(480,000)	$3.31

Nonvested awards at end of year	783,305	$10.43	828,409	$8.70

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2011, 2010 and 2009, we recorded $7.0 million, $6.6 million, and $5.5 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2011, is $10.5 million and will be recognized over a weighted average period of 2.4 years. Restricted equity awards which vested in 2011, 2010, and 2009 had a value of $6.1 million, $6.1 million, and $2.4 million, respectively.

8.	Commitments and Contingencies

Commitments

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. These ground leases are long-term leases (almost all having terms for approximately 50 years or more), some contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2011, 2010 and 2009, respectively, were $868,106, $989,170, and $859,570, which was offset by sublease rental income of $443,829, $520,090, and $498,733 for 2011, 2010, and 2009, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2011 are as follows: (amounts in thousands)

2012	$2,233
2013	2,104
2014	1,609
2015	1,610
2016	1,610
Thereafter	36,378

$45,544

The total amount to be received in the future from non-cancellable subleases at December 31, 2011, is $29.4 million.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9.	Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the offering, after underwriting discount and commissions, were $279.1 million. We used the net proceeds from the offering to fund our refinancing activities as discussed in Note 4 with any remaining proceeds used for general corporate purposes including funding acquisitions during 2010.

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

On January 9, 2009, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 100,000,000 to 150,000,000. Subsequent to 2011, we further increased the number of authorized shares of common stock to 250,000,000.

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

MPT Operating Partnership, L.P.

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and three other partners who are employees. By virtue of its ownership of the General Partner, the Company has a 99.8% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees and one director via their ownership of LTIP units. These LTIP units were issued to the employees pursuant to the 2007 Multi-Year Incentive Plan, which is part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

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

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. In order for LTIP units to be redeemed, they must first be converted to common units and then must wait two years from the issuance of the LTIP units to be redeemed.

For each share of common stock issued by Medical Properties Trust, Inc., the Operating Partnership issues a corresponding number of operating partnership units.

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

The following table summarizes fair value information for our financial instruments: (amounts in thousands)

	December 31, 2011		December 31, 2010
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$29,862	$22,866	$26,176	$20,265
Loans	239,839	243,272	215,985	209,126
Debt, net	(689,849)	(688,032)	(369,970)	(359,910)

11.	Discontinued Operations

On December 30, 2011, we sold MountainView Regional Rehabilitation Hospital in Morgantown, West Virginia to HealthSouth Corporation for $21.1 million, resulting in a gain of $2.3 million. On December 30, 2011, we also sold Sherman Oaks Hospital in Sherman Oaks, California to Prime Healthcare Services, Inc. for approximately $20.0 million, resulting in a gain of $3.1 million. Due to this sale, we wrote-off $1.2 million in straight-line rent receivables.

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

We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations. In addition, we have reclassified the related real estate assets to Real Estate Held for Sale in all prior periods.

The following table presents the results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share/unit amounts):

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$3,534	$8,488	$16,197
Gain on sale	5,431	10,566	278
Income from discontinued operations	7,283	12,764	6,422
Income from discontinued operations — diluted per share/unit	$0.07	$0.13	$0.08

12.	Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2011 Ended
	March 31	June 30	September 30	December 31
Revenues	$34,347	$35,396	$36,774	$36,802
Income (loss) from continuing operations	9,652	1,934	(237)	8,082
Income from discontinued operations	1,172	748	705	4,658
Net income	10,824	2,682	468	12,740
Net income attributable to MPT common stockholders	10,780	2,640	424	12,692
Net income attributable to MPT common stockholders per share — basic	$0.09	$0.02	$—	$0.11
Weighted average shares outstanding — basic	110,400	110,589	110,714	110,788
Net income (loss) attributable to MPT common stockholders per share — diluted	$0.09	$0.02	$—	$0.11
Weighted average shares outstanding — diluted	110,408	110,600	110,719	110,788

	For the Three Month Periods in 2010 Ended
	March 31	June 30	September 30	December 31
Revenues	$29,365	$29,534	$27,621	$30,677
Income (loss) from continuing operations	(4,249)	(1,037)	7,967	7,567
Income from discontinued operations	1,436	7,269	997	3,062
Net income	(2,813)	6,232	8,964	10,629
Net income attributable to MPT common stockholders	(2,822)	6,223	8,919	10,593
Net income attributable to MPT common stockholders per share — basic	$(0.04)	$0.06	$0.08	$0.09
Weighted average shares outstanding — basic	79,176	103,498	110,046	110,103
Net income attributable to MPT common stockholders per share — diluted	$(0.04)	$0.06	$0.08	$0.09
Weighted average shares outstanding — diluted	79,178	103,498	110,046	110,108

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2011 Ended
	March 31	June 30	September 30	December 31
Revenues	$34,347	$35,396	$36,774	$36,802
Income (loss) from continuing operations	9,669	1,961	(219)	8,037
Income from discontinued operations	1,172	748	705	4,658
Net income	10,841	2,709	486	12,695
Net income attributable to MPT Operating Partnership partners	10,796	2,667	443	12,647
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.09	$0.02	$—	$0.11
Weighted average units outstanding — basic	110,400	110,589	110,714	110,788
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.09	$0.02	$—	$0.11
Weighted average units outstanding — diluted	110,408	110,600	110,719	110,788

	For the Three Month Periods in 2010 Ended
	March 31	June 30	September 30	December 31
Revenues	$29,365	$29,534	$27,621	$30,677
Income (loss) from continuing operations	(4,235)	(968)	7,958	7,568
Income from discontinued operations	1,436	7,269	997	3,062
Net income (loss)	(2,799)	6,301	8,955	10,630
Net income (loss) attributable to MPT Operating Partnership partners	(2,807)	6,292	8,910	10,593
Net income (loss) attributable to MPT Operating Partnership partners per unit — basic	$(0.04)	$0.06	$0.08	$0.09
Weighted average units outstanding — basic	79,176	103,498	110,046	110,103
Net income (loss) attributable to MPT Operating Partnership partners per unit —diluted	$(0.04)	$0.06	$0.08	$0.09
Weighted average units outstanding — diluted	79,178	103,498	110,046	110,108

13.	Subsequent Events

On January 31, 2012, we entered into definitive agreements to make loans to and acquire assets from Ernest Health, Inc. (“Ernest”) and to make an equity contribution in the parent of Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, an acquisition loan for $93.2 million and a capital contribution of $3.3 million, all as further described below. On February 29, 2012, we closed and funded this acquisition and related investments.

Real estate acquisition

Pursuant to a definitive real property asset purchase agreement (the “Purchase Agreement”), we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million, subject to certain adjustments. The Acquired Facilities will be leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter.

Mortgage loan financing

Pursuant to the Purchase Agreement, we also made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above.

Acquisition loan and equity contribution

In addition, an affiliate of one of our taxable REIT subsidiaries has become a member in Ernest Health Holdings, LLC (“Ernest Holdings”), whose only other member is an entity formed by the present key management personnel of Ernest (“ManageCo”). We made capital contributions of approximately $3.3 million to Ernest Holdings in exchange for a membership interest representing a 49% aggregate initial equity interest. The remaining 51% initial equity interest in Ernest Holdings is owned by ManageCo, which has made contributions valued at $3.5 million in exchange for a membership interest in Ernest Holdings.

Pursuant to the terms of an Agreement and Plan of Merger dated January 31, 2012, a merger subsidiary of Ernest Holdings was merged with and into Ernest, with Ernest surviving the merger as a wholly-owned subsidiary of Ernest Holdings. Finally, we made an acquisition loan of approximately $93.2 million to the merger subsidiary (the “Acquisition Loan”). The Acquisition Loan will bear interest at a rate of 15.0%, with a 6% coupon payable in cash in the first year, a 7% coupon payable in cash in the second year and a 10% coupon payable in cash thereafter. The remaining 9% in year one; 8% in year two and 5% thereafter will be accrued and paid upon the occurrence of any capital or liquidity events of Ernest Holdings and will be payable in all events at maturity. The acquisition loan may be prepaid without penalty at any time.

Financing of Ernest transactions and other general corporate needs

To finance the Ernest transactions along with other general corporate purposes (including potential future acquisitions), we completed or have initiated the following transactions subsequent to December 31, 2011:

1)

Common stock offering — On February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ over-

allotment option) at a price of $9.75 per share, resulting in net proceeds (after underwriting discount) of $220.7 million.

2)	Senior unsecured notes offering — On February 17, 2012, we completed a $200 million offering of senior unsecured notes. These senior notes will accrue interest at a fixed rate of 6.375% per year and will mature on February 15, 2022. Net proceeds, after underwriting discount, from this senior notes offering was $196.5 million.

3)	Credit facilities — On January 25, 2012, we received a commitment letter and term sheet for an $80 million senior unsecured term loan facility that provides for customary financial and operating covenants, substantially consistent with our revolving credit facility. We expect to close on our new term loan facility shortly after the closing of the Ernest transactions described above. In addition to the new term loan facility, our existing revolving credit facility includes an accordion feature pursuant to which borrowings thereunder can be increased up to $400 million from $330 million. We have requested a $70 million increase in our revolving credit facility contemporaneously with the closing of our new term loan facility.

14.	Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011 senior unsecured notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuer”), (c) on a combined basis, the guarantors of our 2011 senior unsecured notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

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

Condensed Consolidated Balance Sheets

December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$37	$1,127,441	$147,921	$—	$1,275,399
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	37	1,292,441	147,921	—	1,440,399
Accumulated depreciation and amortization	—	—	(89,788)	(13,949)	—	(103,737)

Net investment in real estate assets	—	37	1,202,653	133,972	—	1,336,662
Cash & cash equivalents	—	101,230	—	1,496	—	102,726
Interest and rent receivables	—	399	22,525	6,938	—	29,862
Straight-line rent receivables	—	—	24,000	9,993	—	33,993
Other loans	—	177	—	74,662	—	74,839
Net intercompany receivable (payable)	21,955	872,382	(888,866)	(5,471)	—	—
Investment in subsidiaries	829,205	489,858	43,008	—	(1,362,071)	—
Other assets	—	27,284	1,727	14,781	—	43,792

Total Assets	$851,160	$1,491,367	$405,047	$236,371	$(1,362,071)	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$—	$635,820	$—	$54,029	$—	$689,849
Accounts payable and accrued expenses	22,345	25,783	2,576	421	—	51,125
Deferred revenue	—	559	17,488	5,260	—	23,307
Lease deposits and other obligations to tenants	—	—	27,874	904	—	28,778

Total liabilities	22,345	662,162	47,938	60,614	—	793,059
Total Medical Properties Trust Inc. stockholder’s equity	828,815	829,205	357,109	175,757	(1,362,071)	828,815

Non-controlling interests	—	—	—	—	—	—

Total equity	828,815	829,205	357,109	175,757	(1,362,071)	828,815

Total Liabilities and Equity	$851,160	$1,491,367	$405,047	$236,371	$(1,362,071)	$1,621,874

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$100,759	$18,368	$(3,092)	$116,035
Straight-line rent	—	—	3,538	2,256	—	5,794
Interest and fee income	—	6,123	17,001	4,601	(6,235)	21,490

Total revenues	—	6,123	121,298	25,225	(9,327)	143,319
Expenses
Real estate depreciation and amortization	—	—	29,279	3,622	—	32,901
Impairment charge	—	—	564	—	—	564
Property-related	—	217	834	3,131	(3,092)	1,090
General and administrative	17	27,626	—	3,760	—	31,403

Total operating expenses	17	27,843	30,677	10,513	(3,092)	65,958

Operating income	(17)	(21,720)	90,621	14,712	(6,235)	77,361
Other income (expense)
Interest income and other	—	26	345	(275)	—	96
Debt refinancing costs	—	(14,109)	—	(105)	—	(14,214)
Interest expense	—	(43,064)	880	(7,863)	6,235	(43,812)

Net other expense	—	(57,147)	1,225	(8,243)	6,235	(57,930)

Income (loss) from continuing operations	(17)	(78,867)	91,846	6,469	—	19,431
Income (loss) from discontinued operations	—	—	98	7,185	—	7,283

Equity in earnings of consolidated subsidiaries net of income taxes	26,731	105,598	4,578	—	(136,907)	—

Net income	26,714	26,731	96,522	13,654	(136,907)	26,714
Net income attributable to non-controlling interests	(178)	(178)	—	—	178	(178)

Net income attributable to MPT common stockholders	$26,536	$26,553	$96,522	$13,654	$(136,729)	$26,536

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(209)	$(48,779)	$112,311	$15,947	$—	$79,270
Investing Activities
Real estate acquired	—	—	(241,626)	(4,885)	—	(246,511)
Principal received on loans receivable	—	—	230	4,059	—	4,289
Proceeds from sales of real estate	—	—	—	41,130	—	41,130
Investments in and advances to subsidiaries	89,551	(92,052)	142,448	(50,605)	(89,342)	—
Investments in loans receivable and other investments	—	—	(230)	(27,914)	—	(28,144)
Construction in progress and other	—	(6,466)	(24,081)	(5,838)	—	(36,385)

Net cash provided by (used in) investing activities	89,551	(98,518)	(123,259)	(44,053)	(89,342)	(265,621)

Financing Activities
Revolving credit facilities, net	—	50,000	—	39,600	—	89,600
Proceeds from term debt, net of discount	—	450,000	—	—	—	450,000
Payments of term debt	—	(237,666)	—	(8,596)	—	(246,262)
Distributions paid	(89,342)	(89,601)	—	—	89,342	(89,601)
Proceeds from sale of common shares/units, net of offering costs	—	—	—	—	—	—
Lease deposits and other obligations to tenants	—	—	10,948	(2,327)	—	8,621
Debt issuance costs paid and other financing activities	—	(21,028)	—	(661)	—	(21,689)

Net cash provided by (used in) financing activities	(89,342)	151,705	10,948	28,016	89,342	190,669

Increase (decrease) in cash and cash equivalents for period	—	4,408	—	(90)	—	4,318
Cash and cash equivalents at beginning of period	—	96,822	—	1,586	—	98,408

Cash and cash equivalents at end of period	$—	$101,230	$—	$1,496	$—	$102,726

Condensed Consolidated Balance Sheets

December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$297	$861,599	$128,652	$—	$990,548
Real estate held for sale	—	—	—	37,514	—	37,514
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	297	1,026,599	166,166	—	1,193,062
Accumulated depreciation and amortization	—	—	(61,460)	(10,327)	—	(71,787)

Net investment in real estate assets	—	297	965,139	155,839	—	1,121,275
Cash & cash equivalents	—	96,822	—	1,586	—	98,408
Interest and rent receivables	—	157	20,692	5,327	—	26,176
Straight-line rent receivables	—	—	20,052	8,860	—	28,912
Other loans	—	178	—	50,807	—	50,985
Net intercompany receivable (payable)	21,944	774,771	(747,895)	(48,820)	—	—
Investment in subsidiaries	899,949	390,232	42,970	—	(1,333,151)	—
Other assets	—	10,289	1,182	11,587	—	23,058

Total Assets	$921,893	$1,272,746	$302,140	$185,186	$(1,333,151)	$1,348,814

Liabilities and Equity
Liabilities
Debt, net	$—	$361,537	$—	$8,433	$—	$369,970
Accounts payable and accrued expenses	22,317	10,824	2,378	455	—	35,974
Deferred revenue	—	436	17,616	5,085	—	23,137
Lease deposits and other obligations to tenants	—	—	17,019	3,138	—	20,157

Total liabilities	22,317	372,797	37,013	17,111	—	449,238
Total Medical Properties Trust Inc. stockholder’s equity	899,462	899,835	265,127	168,075	(1,333,037)	899,462

Non-controlling interests	114	114	—	—	(114)	114

Total equity	899,576	899,949	265,127	168,075	(1,333,151)	899,576

Total Liabilities and Equity	$921,893	$1,272,746	$302,140	$185,186	$(1,333,151)	$1,348,814

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$73,617	$15,900	$(1,030)	$88,487
Straight-line rent	—	—	222	1,711	—	1,933
Interest and fee income	—	6,964	16,755	10,572	(7,514)	26,777

Total revenues	—	6,964	90,594	28,183	(8,544)	117,197
Expenses
Real estate depreciation and amortization	—	—	19,251	3,579	—	22,830
Impairment charge	—	—	—	12,000	—	12,000
Property-related	—	(4)	4,365	1,067	(1,030)	4,398
General and administrative	75	27,867	—	593	—	28,535

Total operating expenses	75	27,863	23,616	17,239	(1,030)	67,763

Operating income	(75)	(20,899)	66,978	10,944	(7,514)	49,434
Other income (expense)
Interest income and other	—	(14)	—	1,532	—	1,518
Debt refinancing costs	—	(6,716)	—	—	—	(6,716)
Interest expense	—	(33,623)	31	(7,910)	7,514	(33,988)

Net other expense	—	(40,353)	31	(6,378)	7,514	(39,186)

Income (loss) from continuing operations	(75)	(61,252)	67,009	4,566	—	10,248
Income (loss) from discontinued operations	—	—	121	12,643	—	12,764

Equity in earnings of consolidated subsidiaries net of income taxes	23,087	84,339	4,273	—	(111,699)	—

Net income	23,012	23,087	71,403	17,209	(111,699)	23,012
Net income attributable to non-controlling interests	(99)	(99)	—	—	99	(99)

Net income attributable to MPT common stockholders	$22,913	$22,988	$71,403	$17,209	$(111,600)	$22,913

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(29)	$(54,909)	$89,780	$25,795	$—	$60,637
Investing Activities
Real estate acquired	—	—	(137,808)	—	—	(137,808)
Principal received on loans receivable	—	—	—	90,486	—	90,486
Proceeds from sales of real estate	—	—	2,669	95,000	—	97,669
Investments in and advances to subsidiaries	(211,181)	99,564	54,409	(154,002)	211,210	—
Investments in loans receivable and other investments	—	—	(5,000)	(6,637)	—	(11,637)
Construction in progress and other	—	(108)	(8,267)	(7,554)	—	(15,929)

Net cash provided by (used in) investing activities	(211,181)	99,456	(93,997)	17,293	211,210	22,781

Financing Activities
Revolving credit facilities, net	—	(96,000)	—	(41,200)	—	(137,200)
Proceeds from term debt, net of discount	—	148,500	—	—	—	148,500
Payments of term debt	—	(216,520)	—	(245)	—	(216,765)
Distributions paid	(76,856)	(77,087)	—	—	76,856	(77,087)
Proceeds from sale of common shares/units, net of offering costs	288,066	288,066	—	—	(288,066)	288,066
Lease deposits and other obligations to tenants	—	—	4,217	(550)	—	3,667
Debt issuance costs paid and other financing activities	—	(9,498)	—	—	—	(9,498)

Net cash provided by (used in) financing activities	211,210	37,461	4,217	(41,995)	(211,210)	(317)

Increase in cash and cash equivalents for period	—	82,008	—	1,093	—	83,101
Cash and cash equivalents at beginning of period	—	14,814	—	493	—	15,307

Cash and cash equivalents at end of period	$—	$96,822	$—	$1,586	$—	$98,408

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2009

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$63,282	$14,589	$—	$77,871
Straight-line rent	—	—	5,966	2,072	—	8,038
Interest and fee income	—	10,010	14,388	14,150	(10,419)	28,129

Total revenues	—	10,010	83,636	30,811	(10,419)	114,038
Expenses
Real estate depreciation and amortization	—	—	17,926	3,662	—	21,588
Impairment charge	—	—	—	—	—	—
Property-related	—	(20)	3,778	43	—	3,801
General and administrative	63	20,631	—	402	—	21,096

Total operating expenses	63	20,611	21,704	4,107	—	46,485

Operating income	(63)	(10,601)	61,932	26,704	(10,419)	67,553
Other income (expense)
Interest income and other	—	51	—	(8)	—	43
Debt refinancing costs	—	—	—	—	—	—
Interest expense	—	(36,760)	—	(11,310)	10,419	(37,651)

Net other income (expense)	—	(36,709)	—	(11,318)	10,419	(37,608)

Income (loss) from continuing operations	(63)	(47,310)	61,932	15,386	—	29,945
Income (loss) from discontinued operations	—	—	(1,254)	7,676	—	6,422

Equity in earnings of consolidated subsidiaries net of income taxes	36,430	83,740	3,918	—	(124,088)	—

Net income	36,367	36,430	64,596	23,062	(124,088)	36,367
Net income attributable to non-controlling interests	(37)	(37)	—	—	37	(37)

Net income attributable to MPT common stockholders	$36,330	$36,393	$64,596	$23,062	$(124,051)	$36,330

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(268)	$(35,554)	$69,738	$28,835	$—	$62,751

Investing Activities
Real estate acquired	—	—	(421)	—	—	(421)
Principal received on loans receivable	—	—	—	4,305	—	4,305
Proceeds from sales of real estate	—	—	—	15,000	—	15,000
Investments in and advances to subsidiaries	(6,699)	89,642	(53,811)	(35,716)	6,584	—
Investments in loans receivable and other investments	—	—	(15,000)	(8,243)	—	(23,243)
Construction in progress and other	—	—	(3,067)	(4,710)	—	(7,777)

Net cash provided by (used in) investing activities	(6,699)	89,642	(72,299)	(29,364)	6,584	(12,136)

Financing Activities
Revolving credit facilities, net	—	(55,000)	—	(800)	—	(55,800)
Proceeds from term debt, net of discount	—	—	—	—	—	—
Payments of term debt	—	(960)	—	(272)	—	(1,232)
Distributions paid	(61,419)	(61,649)	—	—	61,419	(61,649)
Proceeds from sale of common shares/units, net of offering costs	68,003	68,003	—	—	(68,003)	68,003
Lease deposits and other obligations to tenants	—	—	2,561	829	—	3,390
Debt issuance costs paid and other financing activities	378	(149)	—	3	—	232

Net cash provided by (used in) financing activities	6,962	(49,755)	2,561	(240)	(6,584)	(47,056)

Increase in cash and cash equivalents for period	(5)	4,333	—	(769)	—	3,559
Cash and cash equivalents at beginning of period	5	10,481	—	1,262	—	11,748

Cash and cash equivalents at end of period	$—	$14,814	$—	$493	$—	$15,307

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Medical Properties Trust, Inc. Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

MPT Operating Partnership, L.P. Evaluation of Disclosure Controls and Procedures

The management of MPT Operating Partnership, L.P. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management of MPT Operating Partnership, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2012.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2012.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2012.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	53
MPT Operating Partnership, L.P.	54

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2011 and 2010	55
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	56
Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	58

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2011 and 2010	59
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	60
Condensed Consolidated Statements of Capital for the Years Ended December 31, 2011, 2010 and 2009	61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009	62

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	63
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	107
Schedule III — Real Estate and Accumulated Depreciation	108
Schedule IV — Mortgage Loans on Real Estate	111

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

3.3(3)	Registrant’s Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.4(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.17(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.22(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

12.1(19)	Statement re Computation of Ratios

21.1(19)	Subsidiaries of Registrant

23.1(19)	Consent of PricewaterhouseCoopers LLP

31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2010 and 2009

99.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2011

The following materials from Medical Properties Trust, Inc.’s and MPT Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Included in this Form 10-K.
(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2010 and 2009) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2011) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2010 filed with the Commission on April 12, 2011 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 9, 2011, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Financial and Accounting Officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 29, 2012

/s/ G. Steven Dawson G. Steven Dawson	Director	February 29, 2012

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	February 29, 2012

/s/ Sherry A. Kellett Sherry A. Kellett	Director	February 29, 2012

/s/ William G. McKenzie William G. McKenzie	Director	February 29, 2012

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	February 29, 2012

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2011

Year Ended December 31,	Balance at Beginning of Year(1)	Additions Charged Against Operations(1)		Net Recoveries(1)		Balance at End of Year(1)
	(In thousands)
2011	$23,926	$8,692	(3)	$	(—)	$32,618

2010	$4,339	$22,245	(2)		$2,658	$23,926

2009	$397	$5,107			$1,165	$4,339

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes $12 million loan loss reserve related to our Monroe property and a $6.5 million increase in valuation allowances to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.
(3)	Includes $3.7 million and $2.9 million in rent and interest reserves, respectively, related to our Denham Springs and Monroe properties and $2.1 million to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Location	Type of Property	Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2011			Accumu- lated Depreci- ation	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
		Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total
(Amounts in thousands)
Thornton, CO	Long term acute care hospital	$2,130	$6,013	$2,237	$—	$2,130	$8,250	$10,380	$1,276	1962	August 17, 2004	40
New Bedford, MA	Long term acute care hospital	1,400	19,772	256	—	1,400	20,028	21,428	3,660	1942	August 17, 2004	40
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	1,687	1984	June 9, 2005	13
Denham Springs, LA	Long term acute care hospital	429	5,340	—	(515)	429	4,825	5,254	1,014	1960	June 9, 2005	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,361	1,629	22,684	24,313	3,487	1991	June 30, 2005	40
Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	4,223	2006	August 8, 2006	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	1,804	2006	September 5, 2006	40
Huntington Beach, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,409	1965	November 8, 2006	40
La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,409	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	2,819	1964	November 8, 2006	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	1,188	2002	December 1, 2006	40
San Antonio, TX	Rehabilitation hospital	—	10,198	—	—	—	10,198	10,198	1,296	1987	December 1, 2006	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	915	1998	December 1, 2006	40
Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	7,163	2006	December 1, 2006	40
Bensalem, PA	Acute care general hospital	6,911	38,185	—	(353)	6,911	37,832	44,743	4,647	2006	March 19, 2007	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	2,329	1964	April 18, 2007	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	1,833	1964	May 9, 2007	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	5,959	1974	August 10, 2007	40
Houston, TX	Acute care general hospital	3,501	34,530	—	(6,308)	3,274	28,449	31,723	2,996	1960	August 10, 2007	40
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	1,480	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	1,668	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	635	1975	April 22, 2008	10
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	1,835	1982	April 1, 2008	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	831	1956	May 22, 2008	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	632	1974	April 22, 2008	10
Fayetteville, AR	Rehabilitation hospital	909	18,332	—	—	909	18,332	19,241	1,604	1991	July 14, 2008	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	2,015	1985	April 22, 2008	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	844	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	611	1982	November 25, 2008	40

Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	3,798	2002	April 1, 2008	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	455	1979	April 22, 2008	10
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	798	2006	July 1, 2008	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	5,356	1980	April 22, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,660	38,694	41,354	3,553	1980	April 22, 2008	40
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	356	1979	April 22, 2008	10
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	530	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	394	1979	November 25, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	897	1976	April 22, 2008	10
Tucson, AZ	Long term acute care hospital	920	6,078	—	—	920	6,078	6,998	570	1987	April 1, 2008	40
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	213	1979	April 22, 2008	10
Webster, TX	Long term acute care hospital	988	10,432	—	—	988	10,433	11,421	978	1986	April 1, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	1,721	1992	April 4, 2008	40
Addison, TX	Rehabilitation hospital	2,013	22,531	—	—	2,013	22,531	24,544	845	2008	June 17, 2010	40
Shenandoah, TX	Rehabilitation hospital	2,033	21,943	—	—	2,033	21,943	23,976	823	2008	June 17, 2010	40
Richardson, TX	Rehabilitation hospital	2,219	17,419	—	—	2,219	17,419	19,638	653	2008	June 17, 2010	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	1,498	1980	September 17, 2010	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	844	2004	December 21, 2010	40
Tomball, TX	Long term acute care hospital	1,298	23,982	—	—	1,298	23,982	25,280	600	2005	December 21, 2010	40
Gilbert, AZ	General Acute Care	150	15,553	—	—	150	15,553	15,703	389	2005	January 4, 2011	40
Corinth, TX	LTACH	501	21,175	—	—	501	21,175	21,676	485	2008	January 31, 2011	40
Bayonne, NJ	General Acute Care	2,003	51,495	—	—	2,003	51,495	53,498	2,360	1918	February 4, 2011	20
San Diego, CA	General Acute Care	12,663	52,431	—	—	12,663	52,431	65,094	1,202	1973	February 9, 2011	40
Northland, MO	LTACH	834	17,182	—	—	834	17,182	18,016	394	2007	February 14, 2011	40
DeSoto, TX	LTACH	1,067	10,701	—	—	1,067	10,700	11,767	111	2008	July 18, 2011	40
New Braunfels, TX	LTACH	1,100	7,883	—	—	1,100	7,882	8,982	49	2007	September 30, 2011	40
Hoboken, NJ	General Acute Care	1,387	44,351	—	—	1,388	44,350	45,738	289	1863	November 4, 2011	20

		$108,672	$1,073,599	$2,493	$6,332	$111,309	$1,079,787	$1,191,096	$93,430

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset and mortgage loans, for the years ended:

	December 31, 2011	December 31, 2010		December 31, 2009
COST
Balance at beginning of period	$990,635	$934,601		$943,700
Acquisitions	240,474	146,854		421
Additions	1,011	1,709		5,550
Dispositions	(40,460)	(92,529)		(15,070)
Other	(564)	—		—

Balance at end of period	$1,191,096	$990,635	(1)	$934,601	(1)

The changes in accumulated depreciation; including real estate assets held for sale for the years ended:

	December 31, 2011	December 31, 2010		December 31, 2009
ACCUMULATED DEPRECIATION
Balance at beginning of period	$68,662	$51,638		$30,581
Depreciation	29,523	22,664		21,389
Depreciation on disposed property	(4,755)	(5,640)		(332)

Balance at end of period	$93,430	$68,662	(2)	$51,638	(2)

(1) Includes	real-estate cost included in real estate held for sale of $40,460 and $113,151 for 2010 and 2009, respectively. Excludes intangible lease assets that are included in real estate held for sale of $1,361 and $25,848 for 2010 and 2009, respectively.
(2) Includes	accumulated depreciation in real estate held for sale of $3,716 and $6,350 for 2010 and 2009, respectively. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $591 and $3,978 for 2010 and 2009, respectively.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	10.1%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	10.8%	2022		(1)	20,000	20,000	(2)
Chino Valley Medical Center	10.1%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	9.8%	2022		(1)	25,000	25,000	(2)

					$165,000	$165,000

(1)	There were no prior liens on loans as of December 31, 2011.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for Federal income tax purposes is $165,000.

Changes in mortgage loans for the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollar amounts in thousands)
Balance at beginning of year	$165,000	$200,164	$185,000
Additions during year:
New mortgage loans and additional advances on existing loans	—	7,836	15,164

	165,000	208,000	200,164

Deductions during year:
Collection of principal	—	(43,000)	—

	—	(43,000)	—

Balance at end of year	$165,000	$165,000	$200,164

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

3.3(3)	Registrant’s Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.5(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.4(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.17(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.22(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

12.1(19)	Statement re Computation of Ratios

21.1(19)	Subsidiaries of Registrant

23.1(19)	Consent of PricewaterhouseCoopers LLP

31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2010 and 2009

99.2(20)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of September 30, 2011

The following materials from Medical Properties Trust, Inc.’s and MPT Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.

(19)	Included in this Form 10-K.
(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2010 and 2009) and Prime’s most recently available financial statements (unaudited, as of and for the period ended September 30, 2011) are incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2010 filed with the Commission on April 12, 2011 and to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 9, 2011, respectively. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.