Form 10-Q
period 2012-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2012-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, Medical Properties Trust, Inc. had 135,572,700 shares of common stock, par value $.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the year ended March 31, 2012 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,282,373	$1,275,399
Mortgage loans	265,000	165,000
Net investment in direct financing leases	200,285	—

Gross investment in real estate assets	1,747,658	1,440,399
Accumulated depreciation and amortization	(112,484)	(103,737)

Net investment in real estate assets	1,635,174	1,336,662
Cash and cash equivalents	126,500	102,726
Interest and rent receivable	33,650	29,862
Straight-line rent receivable	35,493	33,993
Other loans	165,207	74,839
Other assets	52,438	43,792

Total Assets	$2,048,462	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$900,225	$689,849
Accounts payable and accrued expenses	62,278	51,125
Deferred revenue	22,544	23,307
Lease deposits and other obligations to tenants	28,668	28,778

Total liabilities	1,013,715	793,059
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 134,524 shares at March 31, 2012, and 110,786 shares at December 31, 2011	134	111
Additional paid in capital	1,277,283	1,055,256
Distributions in excess of net income	(230,676)	(214,059)
Accumulated other comprehensive loss	(11,732)	(12,231)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. stockholders’ equity	1,034,747	828,815

Non-controlling interests	—	—

Total equity	1,034,747	828,815

Total Liabilities and Equity	$2,048,462	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31
(In thousands, except per share amounts)	2012	2011
Revenues
Rent billed	$32,165	$27,355
Straight-line rent	1,449	1,710
Income from direct financing leases	1,835	—
Interest and fee income	7,942	5,282

Total revenues	43,391	34,347
Expenses
Real estate depreciation and amortization	8,746	7,570
Property-related	331	58
General and administrative	7,592	6,874
Acquisition expenses	3,425	2,040

Total operating expenses	20,094	16,542

Operating income	23,297	17,805
Other income (expense)
Interest income (expense) and other	(16)	(14)
Interest expense	(12,796)	(8,139)

Net other expense	(12,812)	(8,153)

Income from continuing operations	10,485	9,652
Income from discontinued operations	121	1,172

Net income	10,606	10,824
Net income attributable to non-controlling interests	(42)	(44)

Net income attributable to MPT common stockholders	$10,564	$10,780

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$0.08	$0.08
Income from discontinued operations attributable to MPT common stockholders	—	0.01

Net income attributable to MPT common stockholders	$0.08	$0.09

Weighted average shares outstanding:
Basic	124,906	110,400
Diluted	124,906	110,408
Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2012	2011

Net income	$10,606	$10,824
Other comprehensive income:
Unrealized gain on interest rate swap	499	517

Total comprehensive income	11,105	11,341
Comprehensive income attributable to non-controlling interests	(42)	(44)

Comprehensive income attributable to MPT common stockholders	$11,063	$11,297

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net income	$10,606	$10,824
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,909	8,084
Straight-line rent revenue	(1,449)	(1,735)
Share-based compensation	1,858	1,838
Increase in accounts payable and accrued liabilities	6,882	2,331
Amortization and write-off of deferred financing costs and debt discount	856	986
Increase in interest and rent receivable	(3,787)	(801)
Other adjustments	(523)	(2,241)

Net cash provided by operating activities	23,352	19,286
Investing activities
Real estate acquired	(671)	(173,486)
Principal received on loans receivable	1,184	580
Investment in loans receivable, direct financing leases and other investments	(396,500)	(5,463)
Construction in progress and other	(5,422)	(4,647)

Net cash used for investing activities	(401,409)	(183,016)
Financing activities
Revolving credit facilities, net	(89,600)	98,400
Additions to term debt	300,000	—
Payments of term debt	(58)	(6,945)
Distributions paid	(22,412)	(22,374)
Sale of common stock, net	220,193	—
Lease deposits and other obligations to tenants	(110)	3,612
Debt issuance costs paid and other financing activities	(6,182)	(361)

Net cash provided by financing activities	401,831	72,332

Increase (decrease) in cash and cash equivalents for period	23,774	(91,398)
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$126,500	$7,010

Interest paid	$3,202	$5,261
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$(14,592)
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,182	$22,403
Assumption of mortgage loan (as part of real estate acquired)	—	14,592

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,282,373	$1,275,399
Mortgage loans	265,000	165,000
Net investment in direct financing leases	200,285	—

Gross investment in real estate assets	1,747,658	1,440,399
Accumulated depreciation and amortization	(112,484)	(103,737)

Net investment in real estate assets	1,635,174	1,336,662
Cash and cash equivalents	126,500	102,726
Interest and rent receivable	33,650	29,862
Straight-line rent receivable	35,493	33,993
Other loans	165,207	74,839
Other assets	52,438	43,792

Total Assets	$2,048,462	$1,621,874

Liabilities and Capital
Liabilities
Debt, net	$900,225	$689,849
Accounts payable and accrued expenses	34,768	28,780
Deferred revenue	22,544	23,307
Lease deposits and other obligations to tenants	28,668	28,778
Payable due to Medical Properties Trust, Inc.	27,120	21,955

Total liabilities	1,013,325	792,669
Capital
General Partner – issued and outstanding – 1,344 units at March 31, 2012 and 1,107 units at December 31, 2011	10,472	8,418
Limited Partners:
Common units – issued and outstanding – 133,180 units at March 31, 2012 and 109,679 units at December 31, 2011	1,036,397	833,018
LTIP units – issued and outstanding – 150 units at March 31, 2012 and 150 units at December 31, 2011	—	—
Accumulated other comprehensive loss	(11,732)	(12,231)

Total MPT Operating Partnership capital	1,035,137	829,205

Non-controlling interests	—	—

Total capital	1,035,137	829,205

Total Liabilities and Capital	$2,048,462	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2012	2011
Revenues
Rent billed	$32,165	$27,355
Straight-line rent	1,449	1,710
Income from direct financing leases	1,835	—
Interest and fee income	7,942	5,282

Total revenues	43,391	34,347
Expenses
Real estate depreciation and amortization	8,746	7,570
Property-related	331	58
General and administrative	7,592	6,858
Acquisition expenses	3,425	2,040

Total operating expenses	20,094	16,526

Operating income	23,297	17,821
Other income (expense)
Interest income (expense) and other	(16)	(14)
Interest expense	(12,796)	(8,139)

Net other expense	(12,812)	(8,153)

Income from continuing operations	10,485	9,668
Income from discontinued operations	121	1,172

Net income	10,606	10,840
Net income attributable to non-controlling interests	(42)	(44)

Net income attributable to MPT Operating Partnership partners	$10,564	$10,796

Earnings per unit — basic and diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.08	$0.08
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.01

Net income attributable to MPT Operating Partnership Partners	$0.08	$0.09

Weighted average units outstanding:
Basic	124,906	110,400
Diluted	124,906	110,408
Dividends declared per unit	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2012	2011

Net income	$10,606	$10,840
Other comprehensive income:
Unrealized gain on interest rate swap	499	517

Total comprehensive income	11,105	11,357
Comprehensive income attributable to non-controlling interests	(42)	(44)

Comprehensive income attributable to MPT Operating Partnership partners	$11,063	$11,313

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net income	$10,606	$10,840
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,909	8,084
Straight-line rent revenue	(1,449)	(1,735)
Share-based compensation	1,858	1,838
Increase accounts payable and accrued liabilities	6,882	2,331
Amortization and write-off of deferred financing costs and debt discount	856	970
Increase in interest and rent receivable	(3,787)	(801)
Other adjustments	(523)	(2,241)

Net cash provided by operating activities	23,352	19,286
Investing activities
Real estate acquired	(671)	(173,486)
Principal received on loans receivable	1,184	580
Investment in loans receivable, direct financing leases and other investments	(396,500)	(5,463)
Construction in progress and other	(5,422)	(4,647)

Net cash used for investing activities	(401,409)	(183,016)
Financing activities
Revolving credit facilities, net	(89,600)	98,400
Additions to term debt	300,000	—
Payments of term debt	(58)	(6,945)
Distributions paid	(22,412)	(22,374)
Sale of common stock, net	220,193	—
Lease deposits and other obligations to tenants	(110)	3,612
Debt issuance costs paid and other financing activities	(6,182)	(361)

Net cash provided by financing activities	401,831	72,332

Increase (decrease) in cash and cash equivalents for period	23,774	(91,398)
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$126,500	$7,010

Interest paid	$3,202	$5,261
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$(14,592)
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,182	$22,403
Assumption of mortgage loan (as part of real estate acquired)	—	14,592

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist.

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as a taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both federal and state income taxes.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. During the three months ended March 31, 2012, there were no material changes to these policies, except we began using direct finance lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest Health, Inc. (“Ernest”). Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

For our equity interest in Ernest and related loans (as more fully described in Note 3), we have elected to account for these investments at fair value due to size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans made prior to 2012.

Variable Interest Entities

In regards to the Ernest Transaction, we have determined that Ernest is a variable interest entity (“VIE”); however, we are not the primary beneficiary as we lack the ability to direct the activities of Ernest that most significantly impact the entity’s economic performance. At March 31, 2012, we had loans and/or equity investments in several VIEs for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$263,977	Mortgage and other loans	$231,568
Equity investments	$ 13,220	Other assets	$ 2,751

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.

(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of March 31, 2012, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

Recent Accounting Pronouncement. In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12 (see discussion below). The Company has elected the two-statement approach and the required financial statements are presented herein.

3. Real Estate and Lending Activities

Acquisitions

2012 Activity

On February 29, 2012, we made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, an acquisition loan for $93.2 million and a capital contribution of $3.3 million (“Ernest Transaction”).

Real Estate Acquisition and Mortgage Loan Financing

Pursuant to a definitive real property asset purchase agreement (the “Purchase Agreement”), we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million, subject to certain adjustments. The Acquired Facilities are leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. In addition, we made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above.

Acquisition Loan and Equity Contribution

Through an affiliate of one of our TRSs, we made investments of approximately $96.5 million in Ernest Health Holdings, LLC (“Ernest Holdings”), which is the owner of Ernest. These investments, which are structured as a $93.2 million loan and a $3.3 million equity contribution generally provide that we will receive a preferential return of 15% of the loan amount and approximately 79% of the remaining earnings of Ernest. Ernest is required to pay us a minimum of 6% and 7% of the loan amount in years one and two, respectively, and 10% thereafter, although there are provisions in the loan agreement that are expected to result in full payment of the 15% preference when funds are sufficient. Any of the 15% in excess of the minimum that is not paid may be accrued and paid upon the occurrence of a capital or liquidity event and is payable at maturity. The loan may be prepaid without penalty at any time.

Financing of Ernest Transaction

To finance the Ernest Transaction, we completed equity and senior unsecured notes offerings in February 2012. See Notes 4 and 5 for more information on these financing activities.

2011 Activity

On January 4, 2011, we acquired the real estate of the 19-bed, 4-year old Gilbert Hospital in a suburb of Phoenix, Arizona area for $17.1 million. Gilbert Hospital is operated by affiliates of Visionary Health, LLC. We acquired this asset subject to an existing lease that expires in May 2022.

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

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital is currently being operated by Kindred Healthcare Inc. The purchase price of this hospital was $19.5 million, which included the assumption of a $16 million mortgage loan.

As part of these acquisitions, we purchased and invested in the following assets: (dollar amounts in thousands)

	2012	2011
Land	$—	$16,151
Building	—	157,834
Intangible lease assets — subject to amortization (weighted average useful life of 23.1 years in 2011)	—	14,093
Net investments in direct financing leases	200,000	—
Mortgage loans	100,000	—
Other loans	93,200	5,233
Equity investments	3,300	1,268

Total	$396,500	$194,579

From the acquisition date, the Ernest Transaction contributed $3.9 million of revenue and $3.9 million of income (excluding related acquisition expenses) for the three months ended March 31, 2012. In addition, we incurred $3.4 million of acquisition related costs on consummated and non-consummated deals for the three months ended March 31, 2012.

The purchase price allocation attributable to the Ernest Transaction is preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

From the respective acquisition dates, the five hospitals acquired in 2011 contributed $3.2 million of revenue and $2.0 million of income (excluding related acquisition expenses) for the three months ended March 31, 2011, respectively. In addition, we incurred $2.0 million of acquisition related costs during the three months ended March 31, 2011.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2012 and 2011, as if each acquisition in 2012 and 2011 were consummated on the same terms at the beginning of 2011. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred in the three months ended March 31, 2012 and 2011 (dollar amounts in thousands except per share/unit data).

	For the Three Months Ended March 31,
	2012	2011
Total revenues	$50,735	$50,020
Net income	19,647	21,220
Net income per share/unit — diluted	$0.14	$0.16

Leasing Operations

Denham Springs facility

For the quarter ended March 31, 2012, there have been no significant developments to our Denham Springs facility or its operator. We have not recorded any rental revenue or reversed previously established reserves during the first quarter. At March 31, 2012, we continued to believe, based on existing collateral and the current real estate market, that the $0.7 million loan and the $4.2 million of real estate are fully recoverable; however, no assurances can be made that future reserves will not be needed.

Florence facility

On March 1, 2012, we received a certificate of occupancy for our recently constructed Florence acute care facility near Phoenix, Arizona. With this, we started recognizing rent on this facility in March 2012. During the construction period, we accrued and deferred rent based on the cost paid during the construction period. In March 2012, we began recognizing a portion of the accrued construction period rent along with interest on the unpaid amount. This accrued construction period rent will be recognized in our income statement and paid over the 25 year lease term. Land and building costs associated with this property approximates $30 million.

Ernest

We are accounting for the master lease of 12 facilities to Ernest as a DFL. The components of our net investment in DFL consisted of the following (dollars in thousands):

As of March 31, 2012
Minimum lease payments receivable	$901,400
Estimated residual values	200,000
Less unearned income	(901,115)

Net investment in direct financing leases	$200,285

Monroe facility

As of March 31, 2012, we have advanced $28.6 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement. In addition, as of March 31, 2012, we have $16.9 million of rent, interest and other charges owed to us by the operator, of which $5.6 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During the first quarter of 2010, we evaluated alternative strategies for the recovery of our advances and accruals and at that time determined that the future cash flows of the current tenant or related collateral would, more likely than not, result in less than a full recovery of our loan advances. Accordingly, we recorded a $12 million charge in the 2010 first quarter to recognize the estimated impairment of the working capital loan. During the third quarter of 2010, we determined that it was reasonably likely that the existing tenant would be unable to make certain lease payments that become due in future years. Accordingly, we recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. At March 31, 2012, our net investment (exclusive of the related real estate) of $33.5 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $4 million, (iii) 100% of the membership interests of the operator/lessee and our assessment of the realizable value of our other collateral and (iv) continued improvement in operational revenue statistics compared to previous years.

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

Loans

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At March 31, 2012, $3.3 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended March 31, 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 9.0% of total revenue. However, from an investment concentration perspective, Ernest represented 19.2% of our total assets at March 31, 2012.

For the three months ended March 31, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 26.1% and 29.9%, respectively, of total revenue. However, from an investment concentration perspective, Prime represented 20.0% and 29.7% of our total assets at March 31, 2012 and 2011, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of March 31, 2012.

From a geographic perspective, all of our properties are located in the United States with 24.0% of our total assets at March 31, 2012 located in Texas.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of March 31, 2012		As of December 31, 2011
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$—	Variable	$89,600	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	—
Exchangeable senior notes:
Principal amount	11,000	9.250%	11,000	9.250%
Unamortized discount	(147)		(180)

	10,853		10,820
Term loans	114,372	Various	14,429	6.2000%

	$900,225		$689,849

As of March 31, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2012	$174
2013	11,249
2014	266
2015	283
2016	225,299
Thereafter	663,101

Total	$900,372

To help fund the 2012 acquisitions disclosed in Note 3, on February 17, 2012, we completed a $200 million offering of senior unsecured notes (“2012 Senior Unsecured Notes”), resulting in net proceeds, after underwriting discount, of $196.5 million. These 2012 senior unsecured notes accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. The 2012 Senior Unsecured Notes include covenants substantially consistent with our 2011 Senior Unsecured Notes.

In addition, on March 9, 2012, we closed on a $100 million senior unsecured term loan facility (“2012 Term Loan”) and exercised the $70 million accordion feature on our revolving credit facility, increasing its capacity from $330 million to $400 million. The 2012 Term Loan facility has an interest rate option of (1) LIBOR plus an initial spread of 2.25% or (2) the higher of the “prime rate”, federal funds rate plus 0.5%, or Eurodollar rate plus 1.0%, plus an initial spread of 1.25%. The 2012 Term Loan facility is scheduled to mature on March 9, 2016, but we have the option to extend the facility one year to March 9, 2017.

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At March 31, 2012 and December 31, 2011, the fair value of the interest rate swaps was $11.7 million and $12.2 million, respectively, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three month periods ended March 31, 2012 or 2011. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At March 31, 2012 and December 31, 2011, we had $6.7 million and $6.3 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay to 120% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis starting for the fiscal quarter ending March 31, 2012. Thereafter, a similar dividend restriction exists but the percentage drops each quarter (115% for quarter ending June 30, 2012) until reaching 95% at June 30, 2013. The indenture governing our 2011 and 2012 Senior Unsecured Notes also limits the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the credit facility and 2012 Term Loan contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2012, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

To help fund the 2012 acquisitions disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option) at a price of $9.75 per share, resulting in net proceeds (after underwriting discount) of $220.2 million.

MPT Operating Partnership, L.P.

At March 31, 2012, the Company has a 99.8% ownership interest in Operating Partnership with the remainder owned by three other partners, two of which are employees and one of which is a director. During the quarter ended March 31, 2012, the partnership issued 23,575,000 units in direct response to the common stock offering by Medical Properties Trust, Inc.

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 1,438,541 shares remain available for future stock awards as of March 31, 2012. We awarded the following during 2012 and 2011:

Time-based awards—We granted 275,464 and 292,803 shares in 2012 and 2011, respectively, of time-based restricted stock to management, independent directors, and certain employees (2011 only). These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees (2011 only) were awarded 252,566 and 253,655 performance based awards in 2012 and 2011, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carryforward provision through December 31, 2015 (for the 2011 awards) and December 31, 2016 (for the 2012 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards—We awarded 649,793 and 600,000 shares in 2012 and 2011, respectively, of multi-year performance-based awards to management and certain employees. These shares are subject to three-year cumulative performance hurdles based on total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

The following table summarizes fair value information for our financial instruments (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables (2)	$33,650	$26,406	$29,862	$22,866
Loans (2)	430,207	433,033	239,839	243,272
Debt, net (2)	(900,225)	(909,159)	(689,849)	(688,032)

(2)	Level II: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model-derived valuations in which significant inputs or value drivers are observable in active markets.

As discussed in Note 2, our equity interest in Ernest and related loans are being measured at fair value on a recurring basis. At March 31, 2012, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage and acquisition loans are recorded at fair value based on Level 2 observable market assumptions, which means they are calculated utilizing model-derived valuations in which significant inputs or value drivers (such as market interest rates are observable in active markets. Our equity investments is recorded at fair value based on Level III assumptions, which means it is calculated using valuation techniques in which one or more significant inputs or value drivers are unobservable. For the quarter ended March 31, 2012 and because the Ernest Transaction was completed and accounted for at fair value near quarter-end, we had no gains/losses from fair value adjustments in our income statement. We recorded approximately $2.0 million of interest on these loans during the quarter.

8. Discontinued Operations

On December 30, 2011, we sold MountainView Regional Rehabilitation Hospital in Morgantown, West Virginia to HealthSouth Corporation for $21.1 million, resulting in a gain of $2.3 million. On December 30, 2011, we also sold Sherman Oaks Hospital in Sherman Oaks, California to Prime for $20.0 million, resulting in a gain of $3.1 million. Due to this sale, we wrote-off $1.2 million in straight-line rent receivables.

The following table presents the results of discontinued operations, which include the revenue and expenses of the two previously-owned facilities noted above, for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended March 31,
	2012	2011
Revenues	$121	$1,351
Gain on sale	—	5
Income (loss)	121	1,172
Earnings per share/unit — diluted	$—	$0.01

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$10,485	$9,652
Non-controlling interests’ share in continuing operations	(42)	(44)
Participating securities’ share in earnings	(252)	(316)

Income from continuing operations, less participating securities’ share in earnings	10,191	9,292
Income from discontinued operations attributable to MPT common stockholders	121	1,172

Net income, less participating securities’ share in earnings	$10,312	$10,464

	For the Three Months Ended March 31,
	2012	2011
Denominator
Basic weighted-average common shares	124,906	110,400
Dilutive share options	—	8

Dilutive weighted-average common shares	124,906	110,408

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$10,485	$9,668
Non-controlling interests’ share in continuing operations	(42)	(44)
Participating securities’ share in earnings	(252)	(316)

Income from continuing operations, less participating securities’ share in earnings	10,191	9,308
Income from discontinued operations attributable to MPT Operating Partnership partners	121	1,172

Net income, less participating securities’ share in earnings	$10,312	$10,480

Denominator
Basic weighted-average units	124,906	110,400
Dilutive options	—	8

Dilutive weighted-average units	124,906	110,408

For the three months ended March 31, 2012 and 2011, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011 and 2012 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuer”), (c) on a combined basis, the guarantors of our 2011 and 2012 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The guarantees by the Subsidiary Guarantors may be released and discharged upon: (1) any sale, exchange or transfer of all of the capital stock of a Subsidiary Guarantor; (2) the merger or consolidation of a Subsidiary Guarantor with a Subsidiary Issuer or any other Subsidiary Guarantor; (3) the proper designation of any Subsidiary Guarantor by the Subsidiary Issuers as “unrestricted” for covenant purposes under the indenture governing the 2011 and 2012 Senior Unsecured Notes; (4) the legal defeasance or covenant defeasance or satisfaction and discharge of the indenture; (5) a liquidation or dissolution of a Subsidiary Guarantor permitted under the indenture governing the 2011 and 2012 Senior Unsecured Notes; or (6) the release or discharge of the Subsidiary Guarantor from its guarantee obligations under our revolving credit facility.

Subsequent to December 31, 2011, one of our subsidiaries was re-designated as a guarantor of our 2011 and 2012 Senior Unsecured Notes (subsidiary was a non-guarantor during 2011). With this re-designation, we have restated the 2011 condensed consolidating financial information below to reflect this change.

Condensed Consolidated Balance Sheet

March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$708	$1,153,464	$128,201	$—	$1,282,373
Mortgage loans	—	—	165,000	100,000	—	265,000
Net investment in direct financing leases	—	—	—	200,285	—	200,285

Gross investment in real estate assets	—	708	1,318,464	428,486	—	1,747,658
Accumulated depreciation and amortization	—	—	(99,789)	(12,695)	—	(112,484)

Net investment in real estate assets		708	1,218,675	415,791	—	1,635,174
Cash & cash equivalents	—	124,850	1,564	86	—	126,500
Interest and rent receivable	—	412	24,562	8,676	—	33,650

Straight-line rent receivable	—	—	25,050	10,443	—	35,493
Other loans	—	177	—	165,030	—	165,207
Net intercompany receivable (payable)	27,121	1,275,634	(864,229)	(438,526)	—	—
Investment in subsidiaries	1,035,137	519,209	42,969	—	(1,597,315)	—
Other assets	—	32,868	1,606	17,964	—	52,438

Total Assets	$1,062,258	$1,953,858	$450,197	$179,464	$(1,597,315)	$2,048,462

Liabilities and Equity
Liabilities
Debt, net	$—	885,853	$—	$14,372	$—	$900,225
Accounts payable and accrued expenses	27,511	32,317	1,862	588	—	62,278
Deferred revenue	—	551	16,782	5,211	—	22,544
Lease deposits and other obligations to tenants	—	—	28,028	640	—	28,668

Total liabilities	27,511	918,721	46,672	20,811	—	1,013,715
Total Medical Properties Trust Inc. stockholder’s equity	1,034,747	1,035,137	403,525	158,653	(1,597,315)	1,034,747

Non-controlling interests	—	—	—	—	—	—

Total equity	1,034,747	1,035,137	403,525	158,653	(1,597,315)	1,034,747

Total Liabilities and Equity	$1,062,258	$1,953,858	$450,197	$179,464	$(1,597,315)	$2,048,462

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$28,635	$5,990	$(2,460)	$32,165
Straight-line rent	—	—	993	456	—	1,449
Income from direct financing leases	—	—	1,653	1,835	(1,653)	1,835
Interest and fee income	—	2,944	5,035	3,586	(3,623)	7,942

Total revenues	—	2,944	36,316	11,867	(7,736)	43,391
Expenses
Real estate depreciation and amortization	—	—	7,966	780	—	8,746
Property-related	—	131	200	4,114	(4,114)	331
General and administrative	—	6,962	—	630	—	7,592
Acquisition expenses	—	3,425	—	—	—	3,425

Total operating expenses	—	10,518	8,166	5,524	(4,114)	20,094

Operating income (expense)	—	(7,574)	28,150	6,343	(3,622)	23,297
Other income (expense)
Interest income (expense) and other	—	(14)	—	(2)	—	(16)
Interest income (expense)	—	(12,788)	391	(4,021)	3,622	(12,796)

Net other income (expense)	—	(12,802)	391	(4,023)	3,622	(12,812)

Income (loss) from continuing operations	—	(20,376)	28,541	2,320	—	10,485
Income from discontinued operations	—	—	—	121	—	121
Equity in earnings of consolidated subsidiaries net of income taxes	10,606	30,982	1,121	—	(42,709)	—

Net income (loss)	10,606	10,606	29,662	2,441	(42,709)	10,606
Net income attributable to non-controlling interests	(42)	(42)	—	—	42	(42)

Net income (loss) attributable to MPT common stockholders	$10,564	$10,564	$29,662	$2,441	$(42,667)	$10,564

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$395	$(11,062)	$32,317	$1,702	$—	$23,352
Investing Activities
Real estate acquired	—	—	(671)	—	—	(671)
Principal received on loans receivable	—	—	—	1,184	—	1,184
Investments in and advances to subsidiaries	(198,243)	(406,447)	174,658	232,184	197,848	—
Investments in loans receivable direct financing leases, and other investments	—	—	(200,000)	(196,500)	—	(396,500)
Construction in progress and other	—	(490)	(6,304)	1,372	—	(5,422)

Net cash provided by (used in) investing activities	(198,243)	(406,937)	(32,317)	38,240	197,848	(401,409)
Financing Activities
Revolving credit facilities, net	—	(50,000)	—	(39,600)	—	(89,600)
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(58)	—	(58)
Distributions paid	(22,345)	(22,412)	—	—	22,345	(22,412)
Sale of common stock, net	220,193	220,193	—	—	(220,193)	220,193
Lease deposits and other obligations to tenants	—	—	155	(265)	—	(110)

Debt issuance costs paid and other financing activities	—	(6,162)	—	(20)	—	(6,182)

Net cash provided by financing activities	197,848	441,619	155	(39,943)	(197,848)	401,831

Increase (decrease) in cash and cash equivalents for period	—	23,620	155	(1)	—	23,774
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$124,850	$1,564	$86	$—	$126,500

Condensed Consolidated Balance Sheets

December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$37	$1,147,161	$128,201	$—	$1,275,399
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	37	1,312,161	128,201	—	1,440,399
Accumulated depreciation and amortization	—	—	(91,822)	(11,915)	—	(103,737)

Net investment in real estate assets	—	37	1,220,339	116,286	—	1,336,662
Cash & cash equivalents	—	101,230	1,409	87	—	102,726
Interest and rent receivables	—	399	22,529	6,934	—	29,862
Straight-line rent receivables	—	—	24,005	9,988	—	33,993
Other loans	—	177	—	74,662	—	74,839
Net intercompany receivable (payable)	21,955	872,382	(889,585)	(4,752)	—	—
Investment in subsidiaries	829,205	489,858	43,008	—	(1,362,071)	—
Other assets	—	27,284	1,727	14,781	—	43,792

Total Assets	$851,160	$1,491,367	$423,432	$217,986	$(1,362,071)	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$—	$635,820	$—	$54,029	$—	$689,849
Accounts payable and accrued expenses	22,345	25,783	2,576	421	—	51,125
Deferred revenue	—	559	17,488	5,260	—	23,307
Lease deposits and other obligations to tenants	—	—	27,874	904	—	28,778

Total liabilities	22,345	662,162	47,938	60,614	—	793,059

Total Medical Properties Trust Inc. stockholder’s equity	828,815	829,205	375,494	157,372	(1,362,071)	828,815

Non-controlling interests	—	—	—	—	—	—

Total equity	828,815	829,205	375,494	157,372	(1,362,071)	828,815

Total Liabilities and Equity	$851,160	$1,491,367	$423,432	$217,986	$(1,362,071)	$1,621,874

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$24,179	$3,508	$(332)	$27,355
Straight-line rent	—	—	1,247	463	—	1,710
Interest and fee income	—	1,397	4,447	945	(1,507)	5,282

Total revenues	—	1,397	29,873	4,916	(1,839)	34,347
Expenses
Real estate depreciation and amortization	—	—	6,833	737	—	7,570
Property-related	—	35	(72)	427	(332)	58
General and administrative	16	6,005	—	853	—	6,874
Acquisition expenses	—	1,625	—	415	—	2,040

Total operating expenses	16	7,665	6,761	2,432	(332)	16,542

Operating income (loss)	(16)	(6,268)	23,112	2,484	(1,507)	17,805
Other income (expense)
Interest income and other	—	(24)	8	2	—	(14)
Interest expense	—	(7,968)	(27)	(1,651)	1,507	(8,139)

Net other income (expense)	—	(7,992)	(19)	(1,649)	1,507	(8,153)

Income (loss) from continuing operations	(16)	(14,260)	23,093	835	—	9,652
Income (loss) from discontinued operations	—	—	—	1,172	—	1,172
Equity in earnings of consolidated subsidiaries net of income taxes	10,840	25,100	1,078	—	(37,018)	—

Net income (loss)	10,824	10,840	24,171	2,007	(37,018)	10,824
Net income (loss) attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Net income attributable to MPT common stockholders	$10,780	$10,796	$24,171	$2,007	$(36,974)	$10,780

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(49)	$(8,847)	$19,492	$8,690	$—	$19,286
Investing Activities
Real estate acquired	—	—	(168,589)	(4,897)	—	(173,486)
Principal received on loans receivable	—	—	—	580	—	580
Investments in and advances to subsidiaries	22,366	(109,826)	147,823	(38,046)	(22,317)	—
Investments in loans receivable and other investments	—	—	—	(5,463)	—	(5,463)
Construction in progress and other	—	—	(3,064)	(1,583)	—	(4,647)

Net cash provided by (used in) investing activities	22,366	(109,826)	(23,830)	(49,409)	(22,317)	(183,016)
Financing Activities
Revolving credit facilities, net	—	58,000	—	40,400	—	98,400
Payments of term debt	—	(6,851)	(70)	(24)	—	(6,945)
Distributions paid	(22,317)	(22,374)	—	—	22,317	(22,374)
Lease deposits and other obligations to tenants	—	—	3,032	580	—	3,612
Debt issuance costs paid and other financing activities	—	(225)	—	(136)	—	(361)

Net cash provided by financing activities	(22,317)	28,550	2,962	40,820	22,317	72,332

Increase in cash and cash equivalents for period	—	(90,123)	(1,376)	101	—	(91,398)
Cash and cash equivalents at beginning of period	—	96,822	1,387	199	—	98,408

Cash and cash equivalents at end of period	$—	$6,699	$11	$300	$—	$7,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the financial statements and notes thereto contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2011.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare regulatory requirements; and

•	the continuing impact of the recent economic recession, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•

our ability to obtain equity and debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and our future interest expense; and

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2011 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, exchangeable senior notes, and our accounting policy on consolidation. During the three months ended March 31, 2012, there were no material changes to these policies, except we began using direct finance lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest. Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the United States. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2004, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At March 31, 2012, our portfolio consisted of 78 properties: 67 facilities (of the 72 facilities that we own, of which two are subject to long-term ground leases) are leased to 21 tenants, one was not under lease as it is under re-development, three were under development, and the remaining assets are in the form of first mortgage loans to two operators. Our owned and ground leased facilities consisted of 27 general acute care hospitals, 27 long-term acute care hospitals, 16 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended March 31, 2012	% of Total	For the Three Months Ended March 31, 2011	% of Total
General Acute Care Hospitals	$24,625	56.8%	$20,497	59.7%
Long-term Acute Care Hospitals	11,584	26.7%	9,024	26.3%
Rehabilitation Hospitals	6,321	14.5%	3,978	11.6%
Medical Office Buildings	446	1.0%	433	1.2%
Wellness Centers	415	1.0%	415	1.2%

Total revenue	$43,391	100.0%	$34,347	100.0%

We have 28 employees as of May 4, 2012. We believe that any increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

Net income for the three months ended March 31, 2012 was $10.6 million, compared to $10.8 million for the three months ended March 31, 2011. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $22.5 million, or $0.18 per diluted share for the 2012 first quarter as compared to $20.4 million, or $0.18 per diluted share for the 2011 first quarter.

A comparison of revenues for the three month periods ended March 31, 2012 and 2011 is as follows, as adjusted in 2011 for discontinued operations (dollar amounts in thousands):

	2012	% of Total	2011	% of Total	Year over Year Change
Base rents	$31,669	73.0%	$26,864	78.2%	17.9%
Straight-line rents	1,449	3.3%	1,710	5.0%	(15.3)%
Percentage rents	496	1.1%	491	1.4%	1.0%
Fee income	133	0.4%	65	0.2%	104.6%
Income from direct financing leases	1,835	4.2%	—	0.0%	100.0%
Interest from loans	7,809	18.0%	5,217	15.2%	49.7%

Total revenue	$43,391	100.0%	$34,347	100.0%	26.3%

Base rents for the 2012 first quarter increased 17.9% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $4 million of incremental revenue from properties acquired in 2011. Income from direct financing leases is solely related to the Ernest Transaction. Interest from loans is higher than the prior year due to the $2 million and $0.5 million of additional interest related to the Ernest and Hoboken loans, respectively.

Real estate depreciation and amortization during the first quarter of 2012 increased to $8.7 million from $7.6 million in 2011, due to the incremental depreciation from the properties acquired since March 2011.

Acquisition expenses increased from $2.0 million in the first quarter of 2011 to $3.4 million in 2012 as a result of the Ernest Transaction in the first quarter of 2012.

General and administrative expenses totaled $7.6 million for the 2012 first quarter, which is 17.5% of total revenues, down from 20.0% of revenues in the prior year first quarter.

Interest expense for the quarters ended March 31, 2012 and 2011 totaled $12.8 million and $8.1 million, respectively. This increase is primarily related to higher debt balances associated with our 2011 and 2012 Senior Unsecured Notes and 2012 Term Loan . See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2012 and 2011 ($ amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
FFO information:
Net income attributable to MPT common stockholders	$10,564	$10,780
Participating securities’ share in earnings	(252)	(316)

Net income, less participating securities’ share in earnings	$10,312	$10,464
Depreciation and amortization:
Continuing operations	8,746	7,570
Discontinued operations	—	323
Gain on sale of real estate	—	(5)

Funds from operations	$19,058	$18,352
Acquisition costs	3,425	2,040

Normalized funds from operations	$22,483	$20,392
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.08	$0.09
Depreciation and amortization:
Continuing operations	0.07	0.08
Discontinued operations	—	—
Real estate impairment charge	—	—
Loss (gain) on sale of real estate	—	—

Funds from operations	$0.15	$0.17
Acquisition costs	0.03	0.01

Normalized funds from operations	$0.18	$0.18

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of March 31, 2012 (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes (1)	$5,238	$13,969	$138,048	$—	$157,255
Exchangeable senior notes	1,018	11,509	—	—	12,527
2011 and 2012 Senior Unsecured Notes	37,313	87,375	87,375	859,344	1,071,407
Revolving credit facilities (2)	1,500	4,000	1,500	—	7,000
Term loans	2,761	7,338	105,283	13,984	129,366
Operating lease commitments (3)	2,564	4,231	3,991	48,369	59,155
Purchase Agreements (4)	52,108	7,450	—	—	59,558

Totals	$102,502	$135,872	$336,197	$921,697	$1,496,268

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million Senior Notes, the rate is 5.507% and for $60 million of our $125 million Senior Notes the rate is 5.675%. See Note 4 for more information.
(2)	This assumes balance and rate in effect at March 31, 2012 ($0 as of March 31, 2012) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $60 million of future development expenditures related to River Oaks re-development and other capital project expenditures, including our Emerus properties under development.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $23.4 million, which with cash on-hand, were principally used to fund our dividends of $22.4 million and working capital needs.

To fund the Ernest Transaction disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) of $220.7 million. In addition, on February 17, 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest Transaction. On March 9, 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility. Proceeds from this new term loan will be used for general corporate purposes, including potential future acquisitions.

During the 2011 first quarter, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $19.3 million, which, along with cash on-hand and draws on our revolvers, were principally used to fund our dividend of $22.4 million and investing activities of $183.0 million.

Short-term Liquidity Requirements: At May 4, 2012, our availability under our 2010 amended revolving credit facility plus cash on-hand approximated $325 million. This includes approximately $40 million of availability under our 2007 revolving credit facility that is set to mature in June 2012. We have only nominal principal payments due and no significant maturities in 2012– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market equity offering program in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: As of March 31, 2012, we had less than $12 million in debt principal payments due before 2016 – see five-year debt maturity schedule below. With our liquidity at May 4, 2012 of $325 million along with our current monthly cash receipts from rent and loan interest, and availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future.

As of March 31, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2012	$174
2013	11,249
2014	266
2015	283
2016	225,299
Thereafter	663,101

Total	$900,372

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2012:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2012, our outstanding debt totaled $900.2 million, which consisted of fixed-rate debt of $800.2 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $100.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at March 31, 2012, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $50.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.0 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.0 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $100.0 million, the balance of our term loan at March 31, 2012.

Share Price Sensitivity

At March 31, 2012, we have $11 million in 2008 exchangeable notes outstanding. These notes have a conversion adjustment feature, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of March 31, 2012. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.3 million shares. At $25 per share, we would be required to issue an additional 0.4 million shares.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment of Medical Properties Trust, Inc. (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.1	Purchase Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.2	Master Sublease Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.3	Real Estate Loan Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.4	Agreement and Plan of Merger (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.5

Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Royal Bank of Canada, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s Current Report on Form 8-K, filed with the Commission on March 15, 2012).

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

Date: May 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment of Medical Properties Trust, Inc. (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.1	Purchase Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.2	Master Sublease Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.3	Real Estate Loan Agreement (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.4	Agreement and Plan of Merger (incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K, filed with the Commission on January 31, 2012).

10.5	Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Royal Bank of Canada, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s Current Report on Form 8-K, filed with the Commission on March 15, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document