Form 10-Q
period 2012-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2012-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 Medical Properties Trust, Inc. had 135,572,192 shares of common stock, par value $.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2012 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,275,846	$1,255,876
Real estate held for sale	—	17,637
Mortgage loans	265,000	165,000
Net investment in direct financing leases	201,156	—

Gross investment in real estate assets	1,742,002	1,438,513
Accumulated depreciation and amortization	(119,271)	(101,851)

Net investment in real estate assets	1,622,731	1,336,662
Cash and cash equivalents	127,639	102,726
Interest and rent receivable	38,038	29,862
Straight-line rent receivable	36,973	33,993
Other loans	159,718	74,839
Other assets	53,432	43,792

Total Assets	$2,038,531	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$900,204	$689,849
Accounts payable and accrued expenses	59,087	51,125
Deferred revenue	22,496	23,307
Lease deposits and other obligations to tenants	29,161	28,778

Total liabilities	1,010,948	793,059
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 134,591 shares at June 30, 2012, and 110,786 shares at December 31, 2011	134	111
Additional paid in capital	1,279,029	1,055,256
Distributions in excess of net income	(238,541)	(214,059)
Accumulated other comprehensive loss	(12,777)	(12,231)
Treasury shares, at cost	(262)	(262)

Total equity	1,027,583	828,815

Total Liabilities and Equity	$2,038,531	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Rent billed	$32,723	$27,642	$64,370	$54,556
Straight-line rent	1,428	2,045	2,877	3,756
Income from direct financing leases	5,371	—	7,206	—
Interest and fee income	11,548	5,269	19,490	10,550

Total revenues	51,070	34,956	93,943	68,862
Expenses
Real estate depreciation and amortization	8,788	7,915	17,420	15,346
Real estate impairment charge	—	564	—	564
Property-related	639	212	871	236
General and administrative	6,697	7,818	14,289	14,693
Acquisition expenses	279	616	3,704	2,656

Total operating expenses	16,403	17,125	36,284	33,495

Operating income	34,667	17,831	57,659	35,367
Other income (expense)
Interest and other income (expense)	(17)	19	(32)	(64)
Earnings from equity and other interests	879	2	879	70
Debt refinancing costs	—	(3,789)	—	(3,789)
Interest expense	(14,889)	(12,387)	(27,684)	(20,526)

Net other expense	(14,027)	(16,155)	(26,837)	(24,309)

Income from continuing operations	20,640	1,676	30,822	11,058
Income (loss) from discontinued operations	(1,280)	1,007	(855)	2,449

Net income	19,360	2,683	29,967	13,507
Net income attributable to non-controlling interests	(44)	(43)	(87)	(88)

Net income attributable to MPT common stockholders	$19,316	$2,640	$29,880	$13,419

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$0.15	$0.01	$0.23	$0.10
Income (loss) from discontinued operations attributable to MPT common stockholders	(0.01)	0.01	—	0.02

Net income attributable to MPT common stockholders	$0.14	$0.02	$0.23	$0.12

Weighted average shares outstanding:
Basic	134,715	110,589	129,810	110,495
Diluted	134,715	110,600	129,810	110,504

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$19,360	$2,683	$29,967	$13,507
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(1,045)	(3,586)	(546)	(3,069)

Total comprehensive income (loss)	18,315	(903)	29,421	10,438
Comprehensive income attributable to non-controlling interests	(44)	(43)	(87)	(88)

Comprehensive income (loss) attributable to MPT common stockholders	$18,271	$(946)	$29,334	$10,350

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$29,967	$13,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,937	16,629
Straight-line rent revenue	(2,877)	(3,805)
Direct financing lease interest accretion	(1,156)	—
Share-based compensation	3,637	3,661
Loss (gain) on sale of real estate	1,446	(5)
Real estate impairment	—	564
Amortization and write-off of deferred financing costs and debt discount	1,711	5,572
Other adjustments	(708)	(3,229)
Changes in:
Interest and rent receivable	(8,176)	(501)
Accounts payable and accrued expenses	2,642	7,299

Net cash provided by operating activities	44,423	39,692
Investing activities
Cash paid for acquisitions and other related investments	(396,500)	(179,987)
Principal received on loans receivable	7,966	1,469
Proceeds from sale of real estate	16,000	—
Investment in loans receivable	(1,293)	(229)
Construction in progress and other	(20,655)	(7,976)

Net cash used for investing activities	(394,482)	(186,723)
Financing activities
Revolving credit facilities, net	(89,600)	39,600
Additions to term debt	300,000	450,000
Payments of term debt	(114)	(157,736)
Distributions paid	(49,589)	(44,784)
Sale of common stock, net	220,160	—
Lease deposits and other obligations to tenants	383	4,328
Debt issuance costs paid and other financing activities	(6,268)	(14,879)

Net cash provided by financing activities	374,972	276,529

Increase in cash and cash equivalents for period	24,913	129,498
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$127,639	$227,906

Interest paid	$21,784	$13,739
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$1,648	$—
Real estate acquired via assumption of mortgage loan	—	(14,592)
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,181	$22,409
Assumption of mortgage loan (as part of real estate acquired)	—	14,592

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,275,846	$1,255,876
Real estate held for sale	—	17,637
Mortgage loans	265,000	165,000
Net investment in direct financing leases	201,156	—

Gross investment in real estate assets	1,742,002	1,438,513
Accumulated depreciation and amortization	(119,271)	(101,851)

Net investment in real estate assets	1,622,731	1,336,662
Cash and cash equivalents	127,639	102,726
Interest and rent receivable	38,038	29,862
Straight-line rent receivable	36,973	33,993
Other loans	159,718	74,839
Other assets	53,432	43,792

Total Assets	$2,038,531	$1,621,874

Liabilities and Capital
Liabilities
Debt, net	$900,204	$689,849
Accounts payable and accrued expenses	31,969	28,780
Deferred revenue	22,496	23,307
Lease deposits and other obligations to tenants	29,161	28,778
Payable due to Medical Properties Trust, Inc.	26,728	21,955

Total liabilities	1,010,558	792,669
Capital
General Partner — issued and outstanding — 1,345 units at June 30, 2012 and 1,107 units at December 31, 2011	10,411	8,418
Limited Partners:
Common units — issued and outstanding —133,246 units at June 30, 2012 and 109,679 units at December 31, 2011	1,030,339	833,018
LTIP units — issued and outstanding — 150 units at June 30, 2012 and at December 31, 2011	—	—
Accumulated other comprehensive loss	(12,777)	(12,231)

Total capital	1,027,973	829,205

Total Liabilities and Capital	$2,038,531	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Rent billed	$32,723	$27,642	$64,370	$54,556
Straight-line rent	1,428	2,045	2,877	3,756
Income from direct financing leases	5,371	—	7,206	—
Interest and fee income	11,548	5,269	19,490	10,550

Total revenues	51,070	34,956	93,943	68,862
Expenses
Real estate depreciation and amortization	8,788	7,915	17,420	15,346
Real estate impairment charge	—	564	—	564
Property-related	639	212	871	236
General and administrative	6,697	7,791	14,289	14,649
Acquisition expenses	279	616	3,704	2,656

Total operating expenses	16,403	17,098	36,284	33,451

Operating income	34,667	17,858	57,659	35,411
Other income (expense)
Interest and other income (expense)	(17)	19	(32)	(64)
Earnings from equity and other interests	879	2	879	70
Debt refinancing costs	—	(3,789)	—	(3,789)
Interest expense	(14,889)	(12,387)	(27,684)	(20,526)

Net other expense	(14,027)	(16,155)	(26,837)	(24,309)

Income from continuing operations	20,640	1,703	30,822	11,102
Income from discontinued operations	(1,280)	1,007	(855)	2,449

Net income	19,360	2,710	29,967	13,551
Net income attributable to non-controlling interests	(44)	(43)	(87)	(88)

Net income attributable to MPT Operating Partnership partners	$19,316	$2,667	$29,880	$13,463

Earnings per units — basic and diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.15	$0.01	$0.23	$0.10
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(0.01)	0.01	—	0.02

Net income attributable to MPT Operating Partnership Partners	$0.14	$0.02	$0.23	$0.12

Weighted average units outstanding:
Basic	134,715	110,589	129,810	110,495
Diluted	134,715	110,600	129,810	110,504
Dividends declared per unit	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$19,360	$2,710	$29,967	$13,551
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(1,045)	(3,586)	(546)	(3,069)

Total comprehensive income (loss)	18,315	(876)	29,421	10,482
Comprehensive income attributable to non-controlling interests	(44)	(43)	(87)	(88)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$18,271	$(919)	$29,334	$10,394

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$29,967	$13,551
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,937	16,629
Straight-line rent revenue	(2,877)	(3,805)
Direct financing lease interest accretion	(1,156)	—
Share-based compensation	3,637	3,661
(Gain) loss on sale of real estate	1,446	(5)
Real estate impairment	—	564
Amortization and write-off of deferred financing costs and debt discount	1,711	5,572
Other adjustments	(708)	(3,229)
Changes in:
Interest and rent receivable	(8,176)	(501)
Accounts payable and accrued expenses	2,642	7,255

Net cash provided by operating activities	44,423	39,692
Investing activities
Cash paid for acquisitions and other related investments	(396,500)	(179,987)
Principal received on loans receivable	7,966	1,469
Proceeds from sale of real estate	16,000	—
Investment in loans receivable	(1,293)	(229)
Construction in progress and other	(20,655)	(7,976)

Net cash used for investing activities	(394,482)	(186,723)
Financing activities
Revolving credit facilities, net	(89,600)	39,600
Additions to term debt	300,000	450,000
Payments of term debt	(114)	(157,736)
Distributions paid	(49,589)	(44,784)
Sale of common stock, net	220,160	—
Lease deposits and other obligations to tenants	383	4,328
Debt issuance costs paid and other financing activities	(6,268)	(14,879)

Net cash provided by financing activities	374,972	276,529

Increase in cash and cash equivalents for period	24,913	129,498
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$127,639	$227,906

Interest paid	$21,784	$13,739
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$1,648	$—
Real estate acquired via assumption of mortgage loan	—	(14,592)
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,181	$22,409
Assumption of mortgage loan (as part of real estate acquired)	—	14,592

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both federal and state income taxes.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. During the three and six months ended June 30, 2012, there were no material changes to these policies, except we began using direct finance lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest Health, Inc. (“Ernest”). Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

For our equity interest in Ernest and related loans (as more fully described in Note 3), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans made prior to 2012.

Variable Interest Entities

In regard to the Ernest Transaction (defined in Note 3), we have determined that Ernest is a variable interest entity (“VIE”); however, we are not the primary beneficiary as we lack the ability to direct the activities of Ernest that most significantly impact the entity’s economic performance. At June 30, 2012, we had loans to and/or equity investments in several VIEs for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$272,383	Mortgage and other loans	$231,646
Equity investments	$13,560	Other assets	$3,017

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of June 30, 2012, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

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

On February 9, 2011, we acquired the real estate of the 306-bed Alvarado Hospital in San Diego, California for $70 million from Prime Healthcare Services, Inc. (“Prime”). Prime is the operator of the facility.

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital is currently being operated by Kindred Healthcare Inc. The purchase price of this hospital was $19.5 million, which included the assumption of a mortgage loan.

As part of these acquisitions, we purchased and invested in the following assets: (dollar amounts in thousands)

	2012	2011
Assets Acquired
Land	$—	$16,151
Building	—	157,834
Intangible lease assets — subject to amortization (weighted average useful life of 13.3 years in 2011)	—	14,093
Net investments in direct financing leases	200,000	—
Mortgage loans	100,000	—
Other loans	93,200	5,233
Equity investments	3,300	1,268

Total assets acquired	$396,500	$194,579
Total liabilities assumed	—	(14,592)

Net assets acquired	$396,500	$179,987

From the acquisition date, the Ernest Transaction contributed $11.1 million and $15.0 million of revenue and income (excluding related acquisition expenses) for the three and six month periods ended June 30, 2012, respectively. In addition, we incurred $0.3 million and $3.7 million of acquisition related costs on the Ernest Transaction for the three and six months ended June 30, 2012.

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

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2012 and 2011, as if each acquisition in 2012 and 2011 were consummated on the same terms at the beginning of 2011 and 2010, respectively. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred in the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands except per share/unit data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$51,070	$48,671	$101,287	$98,250
Net income	19,672	10,825	39,401	32,133
Net income per share/unit — diluted	$0.14	$0.08	$0.29	$0.23

Development Activities

On June 13, 2012, we entered into an agreement with Ernest to develop and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. Total development cost is estimated to be $16.6 million and the facility is expected to be completed in early 2013. We have funded $2.4 million through the second quarter of 2012.

On May 4, 2012, we amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term into 2028, and we agreed to develop and lease a 26-bed facility next to the current facility. Total development cost of the new facility is estimated to be $9.4 million and it is expected to be completed in June 2013.

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

In addition to the new development projects, our other three development projects, which will be leased to Emerus Holding, Inc., are expected to be completed in the 2012 fourth quarter. Estimated total development cost for these three facilities is $30 million. We have funded $11.7 million through the second quarter of 2012. In regard to our River Oaks facility, re-development efforts continue and we currently expect this facility to be completed in the first quarter of 2013.

Disposals

On June 15, 2012, we sold the HealthSouth Rehabilitation Hospital of Fayetteville in Fayetteville, Arkansas for $16 million, resulting in a loss of $1.4 million. Due to this sale, the operating results of this facility for the current and all prior periods have been included in discontinued operations, and we have reclassified the related real estate to Real Estate Held for Sale. In connection with this sale, HealthSouth Corporation agreed to extend the lease on our Wichita, Kansas property, which is now set to end in March 2022.

Leasing Operations

Denham Springs facility

For the six months ended June 30, 2012, there have been no significant developments to our Denham Springs facility or its operator. We have not recorded any rental revenue or reversed previously established reserves during the first or second quarters. At June 30, 2012, we continue to believe, based on existing collateral and the current real estate market, that the $0.7 million loan and the $4.1 million of real estate are fully recoverable; however, no assurances can be made that future reserves will not be needed.

Ernest

We are accounting for the master lease of 12 facilities to Ernest as a DFL. The components of our net investment in DFL consisted of the following (dollars in thousands):

As of June 30, 2012
Minimum lease payments receivable	$896,900
Estimated residual values	200,000
Less unearned income	(895,744)

Net investment in direct financing leases	$201,156

Monroe facility

As of June 30, 2012, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including additional advances of $1.3 million during the second quarter of 2012. In addition, as of June 30, 2012, we have $18.0 million of rent, interest and other charges owed to us by the operator, of which $5.6 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled rent since 2010.

At June 30, 2012, our net investment (exclusive of the related real estate) of $35.9 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $1 million, (iii) our assessment of the realizable value of our other collateral and (iv) continued improvement in operational revenue statistics compared to previous years. However, no assurances can be made that we will not have additional charges for further impairment of our working capital loan in the future.

Loans

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At June 30, 2012, $3.3 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into a 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three and six months ended June 30, 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 21.8% and 16.0%, respectively, of total revenue. However, from an investment concentration perspective, Ernest represented 19.4% of our total assets at June 30, 2012.

For the three months ended June 30, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 22.1% and 31.7%, respectively, of total revenue. For the six months ended June 30, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 24.1% and 31.0%, respectively, of total revenue. However, from an investment concentration perspective, Prime represented 20.1% and 25.6% of our total assets at June 30, 2012 and 2011, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of June 30, 2012.

From a geographic perspective, all of our properties are located in the United States with 24.0% of our total assets at June 30, 2012 located in Texas.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of June 30, 2012		As of December 31, 2011
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities (A)	$—	Variable	$89,600	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	—
Exchangeable senior notes:
Principal amount	11,000	9.250%	11,000	9.250%
Unamortized discount	(111)		(180)

	10,889		10,820
Term loans	114,315	Various	14,429	6.200%

	$900,204		$689,849

(A) Our $42 million collateralized revolving credit facility expired in June 2012.

As of June 30, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2012	$117
2013	11,249
2014	266
2015	283
2016	225,299
Thereafter	663,101

Total	$900,315

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

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At June 30, 2012 and December 31, 2011, the fair value of the interest rate swaps was $12.8 million and $12.2 million, respectively, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and six month periods ended June 30, 2012 or 2011. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At June 30, 2012 and December 31, 2011, we had $6.7 million and $6.3 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay to 120% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Thereafter, a similar dividend restriction exists but the percentage drops each quarter (115% for quarter ending September 30, 2012) until reaching 95% at June 30, 2013. The indenture governing our 2011 and 2012 Senior Unsecured Notes also limits the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2012, we were in compliance with all such financial and operating covenants.

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

MPT Operating Partnership, L.P.

At June 30, 2012, the Company has a 99.8% ownership interest in Operating Partnership with the remainder owned by three other partners, two of which are employees and one of which is a director. During the six months ended June 30, 2012, the partnership issued 23,575,000 units in direct response to the common stock offering by Medical Properties Trust, Inc.

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 1,457,430 shares remain available for future stock awards as of June 30, 2012. We awarded the following during 2012 and 2011:

Time-based awards — We granted 275,464 and 292,803 shares in 2012 and 2011, respectively, of time-based restricted stock to management, independent directors, and certain employees (2011 only). These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards — Our management team and certain employees (2011 only) were awarded 252,566 and 253,655 performance based awards in 2012 and 2011, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carryforward provision through December 31, 2015 (for the 2011 awards) and December 31, 2016 (for the 2012 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards — We awarded 649,793 and 600,000 shares in 2012 and 2011, respectively, of multi-year performance-based awards to management and certain employees. These shares are subject to three-year cumulative performance hurdles based on total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes and 2011 and 2012 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$38,038	$30,345	$29,862	$22,866
Loans (1)	231,518	231,434	239,839	243,272
Debt, net	(900,204)	(921,587)	(689,849)	(688,032)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

As discussed in Note 2, our equity interest in Ernest and related loans are being measured at fair value on a recurring basis. At June 30, 2012, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate discount rates based on the risk profile of comparable companies. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include capitalization rates and market interest rates, and our unobservable input includes our adjustment for minority discount, which was 500 basis points at June 30, 2012.

For the quarter and six month period ended June 30, 2012, we had no gains/losses from fair value adjustments in our income statement. However, we recorded $5.7 million and $7.7 million of interest on these loans during the three and six months ended June 30, 2012, respectively.

8. Discontinued Operations

As disclosed in Note 3, we sold HealthSouth Rehabilitation Hospital of Fayetteville in Fayetteville, Arkansas during the 2012 second quarter.

On December 30, 2011, we sold Mountain View Regional Rehabilitation Hospital in Morgantown, West Virginia to HealthSouth Corporation for $21.1 million, resulting in a gain of $2.3 million. We also sold Sherman Oaks Hospital in Sherman Oaks, California to Prime, on December 30, 2011 for $20.0 million, resulting in a gain of $3.1 million. Due to this sale, we wrote-off $1.2 million in straight-line rent receivables.

The following table presents the results of discontinued operations, which include the revenue and expenses of the three previously-owned facilities noted above, for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$598	$1,492	$1,237	$3,284
Gain (loss) on sale	(1,446)	—	(1,446)	5
Income (loss)	(1,280)	1,007	(855)	2,449
Earnings (loss) per share/unit — diluted	$(0.01)	$0.01	$—	$0.02

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2012	2011
Numerator:
Income from continuing operations	$20,640	$1,676
Non-controlling interests’ share in continuing operations	(44)	(43)
Participating securities’ share in earnings	(238)	(281)

Income from continuing operations, less participating securities’ share in earnings	20,358	1,352
Income (loss) from discontinued operations attributable to MPT common stockholders	(1,280)	1,007

Net income, less participating securities’ share in earnings	$19,078	$2,359

	For the Three Months Ended June 30,
	2012	2011
Denominator
Basic weighted-average common shares	134,715	110,589
Dilutive share options	—	11

Dilutive weighted-average common shares	134,715	110,600

	For the Six Months Ended June 30,
	2012	2011
Numerator:
Income from continuing operations	$30,822	$11,058
Non-controlling interests’ share in continuing operations	(87)	(88)
Participating securities’ share in earnings	(490)	(597)

Income from continuing operations, less participating securities’ share in earnings	30,245	10,373
Income (loss) from discontinued operations attributable to MPT common stockholders	(855)	2,449

Net income, less participating securities’ share in earnings	$29,390	$12,822

Denominator
Basic weighted-average common shares	129,810	110,495
Dilutive share options	—	9

Dilutive weighted-average common shares	129,810	110,504

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2012	2011
Numerator:
Income from continuing operations	$20,640	$1,703
Non-controlling interests’ share in continuing operations	(44)	(43)
Participating securities’ share in earnings	(238)	(281)

Income from continuing operations, less participating securities’ share in earnings	20,358	1,379
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(1,280)	1,007

Net income, less participating securities’ share in earnings	$19,078	$2,386

Denominator
Basic weighted-average units	134,715	110,589
Dilutive options	—	11

Dilutive weighted-average units	134,715	110,600

	For the Six Months Ended June 30,
	2012	2011
Numerator:
Income from continuing operations	$30,822	$11,102
Non-controlling interests’ share in continuing operations	(87)	(88)
Participating securities’ share in earnings	(490)	(597)

Income from continuing operations, less participating securities’ share in earnings	30,245	10,417
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(855)	2,449

Net income, less participating securities’ share in earnings	$29,390	$12,866

Denominator
Basic weighted-average units	129,810	110,495
Dilutive options	—	9

Dilutive weighted-average units	129,810	110,504

For the three and six months ended June 30, 2012 and 2011, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

On July 3, 2012, we entered into master lease agreements with certain subsidiaries of Prime, which replace the current leases with the same tenants covering the same properties. The master lease agreements with Prime cover 10 properties with a total lease base of $251 million. The master leases are for 10 years and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements, which generated annual cash rents of $26 million. However, the annual escalators, which in the prior leases were limited, have been increased to reflect 100% of CPI increases, along with a minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment.

In addition, we funded a new $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. The mortgage loan, the master lease agreements discussed above and two other hospitals previously mortgaged to us are all cross-defaulted with one another.

12. Condensed Consolidating Financial Information

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

Subsequent to December 31, 2011, certain of our subsidiaries were re-designated as guarantors of our 2011 and 2012 Senior Unsecured Notes (such subsidiaries were non-guarantors in 2011), while another subsidiary has been re-designated as a non-guarantor as the underlying property was sold in 2012 (such subsidiary was a guarantor during 2011). With these re-designations, we have restated the 2011 condensed consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheet

June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$69	$1,209,831	$65,946	$—	$1,275,846
Mortgage loans	—	—	165,000	100,000	—	265,000
Net investment in direct financing leases	—	—	—	201,156	—	201,156

Gross investment in real estate assets	—	69	1,374,831	367,102	—	1,742,002
Accumulated depreciation and amortization	—	—	(113,670)	(5,601)	—	(119,271)

Net investment in real estate assets		69	1,261,161	361,501	—	1,622,731
Cash & cash equivalents	—	125,655	1,565	419	—	127,639
Interest and rent receivable	—	513	25,677	11,848	—	38,038

Straight-line rent receivable	—	—	31,164	5,809	—	36,973
Other loans	—	177	—	159,541	—	159,718
Net intercompany receivable (payable)	26,728	1,229,630	(846,533)	(409,825)	—	—
Investment in subsidiaries	1,027,973	554,473	42,912	—	(1,625,358)	—
Other assets	—	32,800	1,520	19,112	—	53,432

Total Assets	$1,054,701	$1,943,317	$517,466	$148,405	$(1,625,358)	$2,038,531

Liabilities and Equity
Liabilities
Debt, net	$—	$885,889	$—	$14,315	$—	$900,204
Accounts payable and accrued expenses	27,118	28,931	2,362	676	—	59,087
Deferred revenue	—	524	20,830	1,142	—	22,496
Lease deposits and other obligations to tenants	—	—	28,125	1,036	—	29,161

Total liabilities	27,118	915,344	51,317	17,169	—	1,010,948
Total equity	1,027,583	1,027,973	466,149	131,236	(1,625,358)	1,027,583

Total Liabilities and Equity	$1,054,701	$1,943,317	$517,466	$148,405	$(1,625,358)	$2,038,531

Condensed Consolidated Statements of Income

For the Three Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$30,701	$4,153	$(2,131)	$32,723
Straight-line rent	—	—	1,053	375	—	1,428
Income from direct financing leases	—	—	4,839	5,371	(4,839)	5,371
Interest and fee income	—	5,034	6,530	7,007	(7,023)	11,548

Total revenues	—	5,034	43,123	16,906	(13,993)	51,070
Expenses
Real estate depreciation and amortization	—	—	8,363	425	—	8,788
Property-related	—	130	420	7,059	(6,970)	639
General and administrative	—	6,773	—	(76)	—	6,697
Acquisition expenses	—	279	—	—	—	279

Total operating expenses	—	7,182	8,783	7,408	(6,970)	16,403

Operating income (expense)	—	(2,148)	34,340	9,498	(7,023)	34,667
Other income (expense)
Interest and other income (expense)	—	(16)	(2)	1	—	(17)
Earnings from equity and other interests	—	—	453	426	—	879
Interest expense	—	(14,913)	254	(7,253)	7,023	(14,889)

Net other income (expense)	—	(14,929)	705	(6,826)	7,023	(14,027)

Income (loss) from continuing operations	—	(17,077)	35,045	2,672	—	20,640
Income (loss) from discontinued operations	—	—	—	(1,280)	—	(1,280)
Equity in earnings of consolidated subsidiaries net of income taxes	19,360	36,437	1,117	—	(56,914)	—

Net income (loss)	19,360	19,360	36,162	1,392	(56,914)	19,360
Net income (loss) attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Net income (loss) attributable to MPT common stockholders	$19,316	$19,316	$36,162	$1,392	$(56,870)	$19,316

Condensed Consolidated Statements of Income

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$60,677	$8,284	$(4,591)	$64,370
Straight-line rent	—	—	2,133	744	—	2,877
Income from direct financing leases	—	—	6,492	7,206	(6,492)	7,206
Interest and fee income	—	7,978	11,744	10,414	(10,646)	19,490

Total revenues	—	7,978	81,046	26,648	(21,729)	93,943
Expenses
Real estate depreciation and amortization	—	—	16,570	850	—	17,420
Property-related	—	261	522	11,171	(11,083)	871
General and administrative	—	13,736	—	553	—	14,289
Acquisition expenses	—	3,704	—	—	—	3,704

Total operating expenses	—	17,701	17,092	12,574	(11,083)	36,284

Operating income (expense)	—	(9,723)	63,954	14,074	(10,646)	57,659
Other income (expense)
Interest and other income (expense)	—	(28)	(2)	(2)	—	(32)
Earnings from equity and other interests	—	—	453	426	—	879
Interest expense	—	(27,702)	478	(11,106)	10,646	(27,684)

Net other income (expense)	—	(27,730)	929	(10,682)	10,646	(26,837)

Income (loss) from continuing operations	—	(37,453)	64,883	3,392	—	30,822
Income (loss) from discontinued operations	—	—	—	(855)	—	(855)
Equity in earnings of consolidated subsidiaries net of income taxes	29,967	67,420	2,238	—	(99,625)	—

Net income (loss)	29,967	29,967	67,121	2,537	(99,625)	29,967
Net income (loss) attributable to non-controlling interests	(87)	(87)	—	—	87	(87)

Net income (loss) attributable to MPT common stockholders	$29,880	$29,880	$67,121	2,537	$(99,538)	$29,880

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$19,360	$19,360	$36,162	$1,392	$(56,914)	$19,360
Other comprehensive income:
Unrealized loss on interest rate swap	(1,045)	(1,045)	—	—	1,045	(1,045)

Total comprehensive income	18,315	18,315	36,162	1,392	(55,869)	18,315
Comprehensive income attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Comprehensive income attributable to MPT common stockholders	$18,271	$18,271	$36,162	$1,392	$(55,825)	$18,271

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$29,967	$29,967	$67,121	$2,537	$(99,625)	$29,967
Other comprehensive income:
Unrealized loss on interest rate swap	(546)	(546)	—	—	546	(546)

Total comprehensive income	29,421	29,421	67,121	2,537	(99,079)	29,421
Comprehensive income attributable to non-controlling interests	(87)	(87)	—	—	87	(87)

Comprehensive income attributable to MPT common stockholders	$29,334	$29,334	$67,121	$2,537	$(98,992)	$29,334

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$—	$(30,512)	$75,358	$(423)	$—	$44,423
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(200,000)	(196,500)	—	(396,500)
Principal received on loans receivable	—	—	5,491	2,475	—	7,966
Proceeds from sales of real estate	—	—	—	16,000	—	16,000
Investments in and advances to subsidiaries	(170,705)	(359,319)	179,010	180,309	170,705	—
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(47)	(19,970)	(638)	—	(20,655)

Net cash provided by (used in) investing activities	(170,705)	(359,366)	(35,469)	353	170,705	(394,482)
Financing Activities
Revolving credit facilities, net	—	(50,000)	(39,600)	—	—	(89,600)
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(114)	—	(114)
Distributions paid	(49,455)	(49,589)	—	—	49,455	(49,589)
Sale of common stock, net	220,160	220,160	—	—	(220,160)	220,160
Lease deposits and other obligations to tenants	—	—	(133)	516	—	383

Debt issuance costs paid and other financing activities	—	(6,268)	—	—	—	(6,268)

Net cash provided by (used in) financing activities	170,705	414,303	(39,733)	402	(170,705)	374,972

Increase in cash and cash equivalents for period	—	24,425	156	332	—	24,913
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$125,655	$1,565	$419	$—	$127,639

Condensed Consolidated Balance Sheet

December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$37	$1,189,891	$65,948	$—	$1,255,876
Real estate held for sale	—	—	—	17,637	—	17,637
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	37	1,354,891	83,585	—	1,438,513
Accumulated depreciation and amortization	—	—	(97,100)	(4,751)	—	(101,851)

Net investment in real estate assets	—	37	1,257,791	78,834	—	1,336,662
Cash & cash equivalents	—	101,230	1,409	87	—	102,726
Interest and rent receivable	—	399	22,529	6,934	—	29,862
Straight-line rent receivable	—	—	28,928	5,065	—	33,993
Other loans	—	178	5,491	69,170	—	74,839
Net intercompany receivable (payable)	21,955	872,380	(867,536)	(26,799)	—	—
Investment in subsidiaries	829,205	489,858	43,008	—	(1,362,071)	—
Other assets	—	27,285	2,151	14,356	—	43,792

Total Assets	$851,160	$1,491,367	$493,771	$147,647	$(1,362,071)	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$—	$635,820	$39,600	$14,429	$—	$689,849
Accounts payable and accrued expenses	22,345	25,783	2,581	416	—	51,125
Deferred revenue	—	559	21,499	1,249	—	23,307
Lease deposits and other obligations to tenants	—	—	28,258	520	—	28,778

Total liabilities	22,345	662,162	91,938	16,614	—	793,059
Total equity	828,815	829,205	401,833	131,033	(1,362,071)	828,815

Total Liabilities and Equity	$851,160	$1,491,367	$493,771	$147,647	$(1,362,071)	$1,621,874

Condensed Consolidated Statements of Income

For the Three Months Ended June 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$26,068	$1,905	$(331)	$27,642
Straight-line rent	—	—	1,459	586	—	2,045
Interest and fee income	—	1,370	4,505	907	(1,513)	5,269

Total revenues	—	1,370	32,032	3,398	(1,844)	34,956
Expenses
Real estate depreciation and amortization	—	—	7,490	425	—	7,915
Real estate impairment charge	—	—	564	—	—	564
Property-related	—	(35)	300	278	(331)	212
General and administrative	27	6,003	—	1,788	—	7,818
Acquisition expenses	—	579	—	37	—	616

Total operating expenses	27	6,547	8,354	2,528	(331)	17,125

Operating income (loss)	(27)	(5,177)	23,678	870	(1,513)	17,831
Other income (expense)
Interest and other income (expense)	—	22	(5)	2	—	19
Earnings from equity and other interests	—	—	—	2	—	2
Debt refinancing costs	—	(3,684)	(105)	—	—	(3,789)
Interest expense	—	(12,048)	(40)	(1,812)	1,513	(12,387)

Net other income (expense)	—	(15,710)	(150)	(1,808)	1,513	(16,155)

Income (loss) from continuing operations	(27)	(20,887)	23,528	(938)	—	1,676
Income (loss) from discontinued operations	—	—	98	909	—	1,007
Equity in earnings of consolidated subsidiaries net of income taxes	2,710	23,597	1,267	—	(27,574)	—

Net income (loss)	2,683	2,710	24,893	(29)	(27,574)	2,683
Net income (loss) attributable to non-controlling interests	(43)	(43)	—	—	43	(43)

Net income attributable to MPT common stockholders	$2,640	$2,667	$24,893	$(29)	$(27,531)	$2,640

Condensed Consolidated Statements of Income

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$51,613	$3,606	$(663)	$54,556
Straight-line rent	—	—	2,835	921	—	3,756
Interest and fee income	—	2,767	9,007	1,676	(2,900)	10,550

Total revenues	—	2,767	63,455	6,203	(3,563)	68,862
Expenses
Real estate depreciation and amortization	—	—	14,539	807	—	15,346
Real estate impairment charge	—	—	564	—	—	564
Property-related	—	—	193	706	(663)	236
General and administrative	44	12,008	—	2,641	—	14,693
Acquisition expenses	—	2,204	—	452	—	2,656

Total operating expenses	44	14,212	15,296	4,606	(663)	33,495

Operating income (loss)	(44)	(11,445)	48,159	1,597	(2,900)	35,367
Other income (expense)
Interest income and other	—	(2)	1	(63)	—	(64)
Earnings from equity and other interests	—	—	—	70	—	70
Debt refinancing costs	—	(3,684)	(105)	—	—	(3,789)
Interest expense	—	(20,015)	(94)	(3,317)	2,900	(20,526)

Net other income (expense)	—	(23,701)	(198)	(3,310)	2,900	(24,309)

Income (loss) from continuing operations	(44)	(35,146)	47,961	(1,713)	—	11,058
Income (loss) from discontinued operations	—	—	98	2,351	—	2,449
Equity in earnings of consolidated subsidiaries net of income taxes	13,551	48,697	2,345	—	(64,593)	—

Net income (loss)	13,507	13,551	50,404	638	(64,593)	13,507
Net income (loss) attributable to non-controlling interests	(88)	(88)	—	—	88	(88)

Net income attributable to MPT common stockholders	$13,419	$13,463	$50,404	$638	$(64,505)	$13,419

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$2,683	$2,710	$24,893	$(29)	$(27,574)	$2,683
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(3,586)	(3,586)	—	—	3,586	(3,586)

Total comprehensive income (loss)	(903)	(876)	24,893	(29)	(23,988)	(903)
Comprehensive income attributable to non-controlling interests	(43)	(43)	—	—	43	(43)

Comprehensive income (loss) attributable to MPT common stockholders	$(946)	$(919)	$24,893	$(29)	$(23,945)	$(946)

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$13,507	$13,551	$50,404	$638	$(64,593)	$13,507
Other comprehensive income:
Unrealized loss on interest rate swap	(3,069)	(3,069)	—	—	3,069	(3,069)

Total comprehensive income	10,438	10,482	50,404	638	(61,524)	10,438
Comprehensive income attributable to non-controlling interests	(88)	(88)	—	—	88	(88)

Comprehensive income attributable to MPT common stockholders	$10,350	$10,394	$50,404	$638	$(61,436)	$10,350

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(158)	$(19,700)	$54,877	$4,673	$—	$39,692
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(168,600)	(11,387)	—	(179,987)
Principal received on loans receivable	—	—	—	1,469	—	1,469
Investments in and advances to subsidiaries	44,818	(90,945)	83,887	6,900	(44,660)	—
Investments in loans receivable	—	—	—	(229)	—	(229)
Construction in progress and other	—	(112)	(7,368)	(496)	—	(7,976)

Net cash provided by (used in) investing activities	44,818	(91,057)	(92,081)	(3,743)	(44,660)	(186,723)
Financing Activities
Revolving credit facilities, net	—	—	39,600	—	—	39,600
Additions to term debt	—	450,000	—	—	—	450,000
Payments of term debt	—	(149,250)	(8,433)	(53)	—	(157,736)
Distributions paid	(44,660)	(44,784)	—	—	44,660	(44,784)
Lease deposits and other obligations to tenants	—	—	5,127	(799)	—	4,328
Debt issuance costs paid and other financing activities	—	(14,743)	—	(136)	—	(14,879)

Net cash provided by (used in) financing activities	(44,660)	241,223	36,294	(988)	44,660	276,529

Increase (decrease) in cash and cash equivalents for period	—	130,466	(910)	(58)	—	129,498
Cash and cash equivalents at beginning of period	—	96,822	1,387	199	—	98,408

Cash and cash equivalents at end of period	$—	$227,288	$477	$141	$—	$227,906

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

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	the historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ and borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients; and

•	the effect of evolving healthcare regulations on our tenants’ and borrowers’ profitability, including recent healthcare reform and legislation.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2011 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, exchangeable senior notes, and our accounting policy on consolidation. During the six months ended June 30, 2012, there were no material changes to these policies, except we began using direct finance lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest. Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

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

At June 30, 2012, our portfolio consisted of 79 properties: 67 facilities (of the 73 facilities that we own, of which two are subject to long-term ground leases) are leased to 21 tenants, one was not under lease as it is under re-development, five were under development, and the remaining assets are in the form of first mortgage loans to two operators. Our owned and ground leased facilities consisted of 27 general acute care hospitals, 27 long-term acute care hospitals, 17 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of general acute care facilities.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2012	% of Total	For the Three Months Ended June 30, 2011	% of Total
General Acute Care Hospitals	$25,566	50.1%	$22,536	64.5%
Long-term Acute Care Hospitals	14,003	27.4%	8,032	23.0%
Rehabilitation Hospitals	10,640	20.8%	3,540	10.1%
Medical Office Buildings	446	0.9%	433	1.2%
Wellness Centers	415	0.8%	415	1.2%

Total revenue	$51,070	100.0%	$34,956	100.0%

	For the Six Months Ended June 30, 2012	% of Total	For the Six Months Ended June 30, 2011	% of Total
General Acute Care Hospitals	$50,191	53.4%	$43,032	62.5%
Long-term Acute Care Hospitals	26,292	28.0%	17,057	24.8%
Rehabilitation Hospitals	15,739	16.7%	7,077	10.3%
Medical Office Buildings	891	1.0%	866	1.2%
Wellness Centers	830	0.9%	830	1.2%

Total revenue	$93,943	100.0%	$68,862	100.0%

We have 30 employees as of August 4, 2012. We believe that any currently anticipated increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

Net income for the three months ended June 30, 2012 was $19.3 million, compared to $2.6 million for the three months ended June 30, 2011. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $29.7 million, or $0.22 per diluted share for the 2012 second quarter as compared to $17.5 million, or $0.16 per diluted share for the 2011 second quarter. These increases were primarily the result of the acquisitions made subsequent to June 2011, partially offset by higher interest costs to fund such acquisitions.

A comparison of revenues for the three month periods ended June 30, 2012 and 2011 is as follows, as adjusted in 2011 for discontinued operations (dollar amounts in thousands):

	2012	% of Total	2011	% of Total	Year over Year Change
Base rents	$31,835	62.4%	$26,825	76.7%	18.7%
Straight-line rents	1,428	2.8%	2,045	5.9%	(30.2)%
Percentage rents	888	1.7%	817	2.3%	8.7%
Fee income	22	—%	36	0.1%	(38.9)%
Income from direct financing leases	5,371	10.5%	—	—%	100.0%
Interest from loans	11,526	22.6%	5,233	15.0%	120.3%

Total revenue	$51,070	100.0%	$34,956	100.0%	46.1%

Base rents for the 2012 second quarter increased 18.7% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $2.2 million of incremental revenue from properties acquired in 2011. In addition, we had a $1.5 million adjustment to reserve for outstanding receivables on our Denham Springs facility in 2011. Income from direct financing leases is solely related to the Ernest Transaction. Interest from loans is higher than the prior year due to the $6 million and $0.5 million of additional interest related to the Ernest and Hoboken loans, respectively.

Real estate depreciation and amortization during the second quarter of 2012 increased to $8.8 million from $7.9 million in 2011, due to the incremental depreciation from the properties acquired since June 2011.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility. No such charge was recorded in 2012.

General and administrative expenses totaled $6.7 million for the 2012 second quarter, which is 13.1% of total revenues, down from 22.4% of revenues in the prior year second quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenues substantially without significantly increasing our headcount and related expenses.

In the 2012 second quarter, we recognized $0.9 million of earnings from equity and other interests in certain of our tenants, which is virtually a 100% increase over the prior year.

Interest expense for the quarters ended June 30, 2012 and 2011 totaled $14.9 million and $16.2 million, respectively. This decrease is primarily related to the debt refinancing costs in 2011 of $3.9 million partially offset by higher debt balances associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the second quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Net income for the six months ended June 30, 2012, was $29.9 million compared to net income of $13.4 million for the six months ended June 30, 2011. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $52.2 million, or $0.40 per diluted share for the first six months in 2012 as compared to $37.9 million, or $0.34 per diluted share for 2011. These increases are primarily the result of the acquisitions made since June 2011, partially offset by higher interest costs to fund such acquisitions.

A comparison of revenues for the six month periods ended June 30, 2012 and 2011 is as follows (dollar amounts in thousands):

	2012	% of Total	2011	% of Total	Year over Year Change
Base rents	$62,986	67.0%	$53,247	77.3%	18.3%
Straight-line rents	2,876	3.1%	3,755	5.5%	(23.4)%
Percentage rents	1,384	1.5%	1,309	1.9%	5.7%
Fee income	156	0.2%	101	0.1%	54.5%
Income from direct financing leases	7,206	7.6%	—	—%	100.0%
Interest from loans	19,335	20.6%	10,450	15.2%	85.0%

Total revenue	$93,943	100.0%	$68,862	100.0%	36.4%

Base rents for the 2012 first two quarters increased 18.3% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases, and $6.1 million of incremental revenue from the properties acquired in 2011. This more than offset the $1.5 million adjustment to reserve for outstanding receivables on our Denham Springs facility in the 2011 second quarter. Income from direct financing leases is solely related to the Ernest Transaction. Interest from loans is higher than the prior year due to the $7.7 million and $0.9 million of additional interest related to the Ernest and Hoboken loans, respectively.

Acquisition expenses increased from $2.7 million to $3.7 million as a result of the Ernest Transaction in 2012.

Real estate depreciation and amortization during the first six months of 2012 was $17.4 million, compared to $15.3 million in 2011 due to the incremental depreciation from the properties acquired since June 2011.

In the 2011 second quarter, we recognized a $0.6 million real estate impairment charge related to our Denham Springs facility. No similar charges were recorded in the first six months of 2012.

General and administrative expenses in the first two quarters of 2012 totaled $14.3 million, which is 15.2% of revenues down from 21.3% of revenues in the prior year as revenues are up significantly over the prior year due to the acquisitions.

In the 2012 second quarter, we recognized $0.9 million of earnings from equity and other interests in certain of our tenants, which is up significantly over the 2012 first quarter and the first six months of 2012.

Interest expense (including debt refinancing costs) for the first six months of 2012 and 2011 totaled $27.7 million and $24.3 million, respectively. In 2011, we recorded a charge of $3.9 million related to our debt refinancing activities. This increase is primarily related to higher debt balances associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the six month periods of 2012 and 2011 was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Reconciliation of Non-GAAP Financial Measures

Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, or NAREIT, which represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations less meaningful to investors and analysts.

We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and the use of normalized FFO makes comparisons of our operating results with prior periods and other companies more meaningful. While FFO and normalized FFO are relevant and widely used supplemental measures of operating and financial performance of REITs, they should not be viewed as a substitute measure of our operating performance since the measures do not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which can be significant economic costs that could materially impact our results of operations. FFO and normalized FFO should not be considered an alternative to net income (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and six months ended June 30, 2012 and 2011 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
FFO information:
Net income attributable to MPT common stockholders	$19,316	$2,640	$29,880	$13,419
Participating securities’ share in earnings	(238)	(282)	(490)	(597)

Net income, less participating securities’ share in earnings	$19,078	$2,358	$29,390	$12,822
Depreciation and amortization:
Continuing operations	8,788	7,915	17,420	15,346
Discontinued operations	76	440	191	902
Loss (gain) on sale of real estate	1,446	—	1,446	(5)
Real estate impairment charge	—	564	—	564

Funds from operations	$29,388	$11,277	$48,447	$29,629
Acquisition costs	279	616	3,704	2,656
Debt refinancing costs	—	3,789	—	3,789
Write-off of other receivables	—	1,846	—	1,846

Normalized funds from operations	$29,667	$17,528	$52,151	$37,920

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.14	$0.02	$0.23	$0.12
Depreciation and amortization:
Continuing operations	0.07	0.07	0.13	0.14

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Discontinued operations	—	—	—	—
Real estate impairment charge	—	0.01	—	0.01
Loss (gain) on sale of real estate	0.01	—	0.01	—

Funds from operations	$0.22	$0.10	$0.37	$0.27
Acquisition costs	—	0.01	0.03	0.02
Debt refinancing costs	—	0.03	—	0.03
Write-off of other receivables	—	0.02	—	0.02

Normalized funds from operations	$0.22	$0.16	$0.40	$0.34

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of June 30, 2012 (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 senior unsecured notes (1)	$6,985	$13,969	$134,555	$—	$155,509
Exchangeable senior notes	12,018	—	—	—	12,018
2011 and 2012 senior unsecured notes	43,688	87,375	87,375	837,500	1,055,938
Revolving credit facility (2)	2,000	4,000	667	—	6,667
Term loans	3,669	7,339	104,026	13,417	128,451
Operating lease commitments (3)	2,562	4,077	3,898	47,976	58,513

Purchase obligations (4)	70,237	—	—	—	70,237

Totals	$141,159	$116,760	$330,521	$898,893	$1,487,333

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million Senior Notes, the rate is 5.507% and for $60 million of our $125 million Senior Notes the rate is 5.675%. See Note 4 for more information.
(2)	This assumes balance and rate in effect at June 30, 2012 ($0 as of June 30, 2012) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $66 million of future development expenditures related to River Oaks re-development and five other capital projects.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $44.4 million, which with cash on-hand, were principally used to fund our dividends of $49.6 million and working capital needs.

To fund the Ernest Transaction disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) of $220.2 million. In addition, on February 17, 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest Transaction. On March 9, 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility. Proceeds from this new term loan will be used for general corporate purposes, including potential future acquisitions.

In addition, subsequent to June 2012, we funded a $100 million mortgage loan to Prime.

During the first half of 2011, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $39.7 million, which, along with cash on hand, draws on our revolvers and issuance of our 2011 Senior Unsecured Notes, were principally used to fund our dividends of $44.8 million and investing activities of $186.7 million.

Short-term Liquidity Requirements: At August 3, 2012, our availability under our 2010 amended revolving credit facility plus cash on-hand approximated $400 million. We have only nominal principal payments due and no significant maturities in 2012– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market equity offering program in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: As of June 30, 2012, we had less than $12 million in debt principal payments due before 2016 – see five-year debt maturity schedule below. With our current liquidity along with our current monthly cash receipts from rent and loan interest, and availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future.

As of August 7, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows:

2012	$117
2013	11,249
2014	266
2015	283
2016	225,299
Thereafter	663,101

Total	$900,315

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2012:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2012, our outstanding debt totaled $900.2 million, which consisted of fixed-rate debt of $800.2 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $100.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at June 30, 2012, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $50.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.0 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.0 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $100.0 million, the balance of our term loan at June 30, 2012.

Share Price Sensitivity

At June 30, 2012, we have $11 million in 2008 exchangeable notes outstanding. These notes have a conversion adjustment feature, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of June 30, 2012. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.3 million shares. At $25 per share, we would be required to issue an additional 0.4 million shares.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than as described below, there were no additional material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”)).

The healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our tenants to make lease payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. We are aware of various federal and state inquiries, investigations and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a materially adverse effect on the relevant tenant’s operations and financial condition, and on its ability to make required lease and mortgage payments to us.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including the Centers for Medicare and Medicaid Services (“CMS”), the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries. There are several common criteria that exist across health entities. Examples of common conditions include: a governing body responsible for effectively governing affairs of the organization, a quality assurance program to evaluate entity-wide patient care, medical record service responsible for medical records, a utilization review of the services furnished by the organization and its staff, and a facility constructed, arranged and maintained according to a life safety code that ensures patient safety and the deliverance of services appropriate to the needs of the community.

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

Date: August 9, 2012

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