Form 10-K/A
period 2011-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2012-09-24
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer (Medical Properties Trust Inc. only)	☒	Accelerated filer	☐

Non-accelerated filer (MPT Operating Partnership, L.P. only)	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

MPT OPERATING PARTNERSHIP, L.P.

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. is filed for the sole purpose of adding the consent of the independent registered public accounting firm for Prime Healthcare Services, Inc. and Subsidiaries (“Prime”). At December 31, 2011, our properties leased to Prime were more than 20% of our assets. Since these properties are leased to Prime under long-term, triple-net leases that transfer substantially all operating costs to Prime, financial information about Prime may be relevant to investors. We filed Prime’s audited financial statements for the years ended December 31, 2011 and 2010 as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K filed on May 10, 2012 but inadvertently omitted the consent of Prime’s independent registered public accounting firm, Moss Adams LLP. Item 14 of Part IV has also been amended to reflect the addition of the consent to our list of exhibits.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any other Item of the originally filed annual report.

TABLE OF CONTENTS

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Registrant’s Second Articles of Amendment and Restatement

3.2(2)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

3.3(3)	Registrant’s Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.4(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Registrant and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Registrant and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Registrant and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.17(16)	Second Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated September 29, 2006

10.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.22(17)	Second Amendment to Employment Agreement between Registrant and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Registrant and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Registrant and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Registrant and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

12.1(19)	Statement re Computation of Ratios

21.1(19)	Subsidiaries of Registrant

23.1(21)	Consent of PricewaterhouseCoopers LLP

23.1(22)	Consent of Moss Adams LLP

31.1(22)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

Exhibit Number	Exhibit Title

31.2(22)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(22)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(22)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(19)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1(21)	Consolidated Financial Statements of Prime Healthcare Services, Inc. as of December 31, 2011 and 2010

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

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.

(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Previously filed as an exhibit to Registrant’s Annual Report on form 10-K, filed with the Commission on February 29, 2012.
(20)	Since affiliates of Prime Healthcare Services, Inc. lease more than 20% of our total assets under triple net leases, the financial status of Prime may be considered relevant to investors. Prime’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2011 and 2010) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. Refer to our 2010 Form 10-K/A filed on February 28, 2011 for the audited financial statements of Prime for the years ended December 31, 2010 and 2009. We have not participated in the preparation of Prime’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Prime.
(21)	Included in Form 10-K Amendment No. 1 filed on May 10, 2012.
(22)	Included in this Form 10-K Amendment No. 2.

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

Date: September 21, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

23.2	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)