Form 10-Q
period 2012-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2012-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(MPT Operating Partnership, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 5, 2012, Medical Properties Trust, Inc. had 135,572,131 shares of common stock, par value $.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2012 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,251,909	$1,217,559
Real estate held for sale	17,432	48,925
Mortgage loans	368,650	165,000
Net investment in direct financing leases	312,050	—

Gross investment in real estate assets	1,950,041	1,431,484
Accumulated depreciation and amortization	(120,215)	(94,822)

Net investment in real estate assets	1,829,826	1,336,662
Cash and cash equivalents	36,163	102,726
Interest and rent receivable	42,094	29,862
Straight-line rent receivable	38,065	33,993
Other loans	158,177	74,839
Other assets	54,074	43,792

Total Assets	$2,158,399	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$1,025,183	$689,849
Accounts payable and accrued expenses	64,297	51,125
Deferred revenue	20,374	23,307
Lease deposits and other obligations to tenants	15,387	28,778

Total liabilities	1,125,241	793,059
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 134,657 shares at September 30, 2012, and 110,786 shares at December 31, 2011	135	111
Additional paid in capital	1,280,769	1,055,256
Distributions in excess of net income	(234,264)	(214,059)
Accumulated other comprehensive loss	(13,220)	(12,231)
Treasury shares, at cost	(262)	(262)

Total equity	1,033,158	828,815

Total Liabilities and Equity	$2,158,399	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Rent billed	$31,083	$27,760	$93,100	$81,086
Straight-line rent	2,762	1,643	5,473	5,318
Income from direct financing leases	5,773	—	12,979	—
Interest and fee income	14,037	5,229	33,486	15,714

Total revenues	53,655	34,632	145,038	102,118
Expenses
Real estate depreciation and amortization	8,491	7,700	25,392	22,508
Property-related	218	260	1,044	346
General and administrative	7,052	5,737	21,341	20,429
Acquisition expenses	410	530	4,115	3,186

Total operating expenses	16,171	14,227	51,892	46,469

Operating income	37,484	20,405	93,146	55,649
Other income (expense)
Interest and other (expense) income	(23)	42	(55)	(12)
Earnings from equity and other interests	1,065	9	1,944	70
Debt refinancing costs	—	(10,425)	—	(14,214)
Interest expense	(15,046)	(11,935)	(42,730)	(32,462)

Net other expense	(14,004)	(22,309)	(40,841)	(46,618)

Income (loss) from continuing operations	23,480	(1,904)	52,305	9,031
Income from discontinued operations	8,028	2,372	9,169	4,944

Net income	31,508	468	61,474	13,975
Net income attributable to non-controlling interests	(44)	(43)	(130)	(131)

Net income attributable to MPT common stockholders	$31,464	$425	$61,344	$13,844

Earnings per common share — basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$0.17	$(0.02)	$0.39	$0.07
Income from discontinued operations attributable to MPT common stockholders	0.06	0.02	0.07	0.05

Net income attributable to MPT common stockholders	$0.23	$—	$0.46	$0.12

Weighted average shares outstanding:
Basic	134,781	110,714	131,467	110,568
Diluted	134,782	110,719	131,467	110,576

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Net income	$31,508	$468	$61,474	$13,975
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(443)	(5,272)	(989)	(8,341)

Total comprehensive income (loss)	31,065	(4,804)	60,485	5,634
Comprehensive income attributable to non-controlling interests	(44)	(43)	(130)	(131)

Comprehensive income (loss) attributable to MPT common stockholders	$31,021	$(4,847)	$60,355	$5,503

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$61,474	$13,975
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,899	25,254
Straight-line rent revenue (net of write-offs)	(4,100)	(5,606)
Direct financing lease interest accretion	(2,050)	—
Share-based compensation	5,430	5,293
(Gain) loss on sale of real estate	(7,278)	(5)
Real estate impairment	—	564
Amortization and write-off of deferred financing costs and debt discount	2,577	8,523
Premium paid on extinguishment of debt	—	13,091
Other adjustments	(3,415)	(4,632)
Changes in:
Interest and rent receivable	(12,232)	(2,646)
Accounts payable and accrued expenses	7,404	13,317

Net cash provided by operating activities	74,709	67,128
Investing activities
Cash paid for acquisitions and other related investments	(606,500)	(208,913)
Principal received on loans receivable	9,507	2,898
Net proceeds from sale of real estate	34,100	—
Investment in loans receivable	(1,293)	(4,398)
Construction in progress and other	(35,920)	(12,297)

Net cash used for investing activities	(600,106)	(222,710)
Financing activities
Revolving credit facilities, net	35,400	39,600
Additions to term debt	300,000	450,000
Payments of term debt	(171)	(237,810)
Distributions paid	(76,770)	(67,194)
Sale of common stock, net	220,107	—
Lease deposits and other obligations to tenants	(13,391)	7,613
Debt issuance costs paid and other financing activities	(6,341)	(20,667)

Net cash provided by financing activities	458,834	171,542

Increase (decrease) in cash and cash equivalents for period	(66,563)	15,960
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$36,163	$114,368

Interest paid	$31,350	$18,761
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$1,648	$—
Real estate acquired via assumption of mortgage loan	—	$(14,592)
Mortgage loan issued from sale of real estate	$3,650	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,181	$22,407
Assumption of mortgage loan (as part of real estate acquired)	—	$14,592

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,251,909	$1,217,559
Real estate held for sale	17,432	48,925
Mortgage loans	368,650	165,000
Net investment in direct financing leases	312,050	—

Gross investment in real estate assets	1,950,041	1,431,484
Accumulated depreciation and amortization	(120,215)	(94,822)

Net investment in real estate assets	1,829,826	1,336,662
Cash and cash equivalents	36,163	102,726
Interest and rent receivable	42,094	29,862
Straight-line rent receivable	38,065	33,993
Other loans	158,177	74,839
Other assets	54,074	43,792

Total Assets	$2,158,399	$1,621,874

Liabilities and Capital
Liabilities
Debt, net	$1,025,183	$689,849
Accounts payable and accrued expenses	37,157	28,780
Deferred revenue	20,374	23,307
Lease deposits and other obligations to tenants	15,387	28,778
Payable due to Medical Properties Trust, Inc.	26,750	21,955

Total liabilities	1,124,851	792,669
Capital
General Partner — issued and outstanding — 1,345 units at September 30, 2012 and 1,107 units at December 31, 2011	10,431	8,418
Limited Partners:
Common units — issued and outstanding — 133,312 units at September 30, 2012 and 109,679 units at December 31, 2011	1,036,337	833,018
LTIP units — issued and outstanding — 150 units at September 30, 2012 and at December 31, 2011	—	—
Accumulated other comprehensive loss	(13,220)	(12,231)

Total capital	1,033,548	829,205

Total Liabilities and Capital	$2,158,399	$1,621,874

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2012	2011	2012	2011
Revenues
Rent billed	$31,083	$27,760	$93,100	$81,086
Straight-line rent	2,762	1,643	5,473	5,318
Income from direct financing leases	5,773	—	12,979	—
Interest and fee income	14,037	5,229	33,486	15,714

Total revenues	53,655	34,632	145,038	102,118
Expenses
Real estate depreciation and amortization	8,491	7,700	25,392	22,508
Property-related	218	260	1,044	346
General and administrative	7,052	5,719	21,341	20,367
Acquisition expenses	410	530	4,115	3,186

Total operating expenses	16,171	14,209	51,892	46,407

Operating income	37,484	20,423	93,146	55,711
Other income (expense)
Interest and other income (expense)	(23)	42	(55)	(12)
Earnings from equity and other interests	1,065	9	1,944	70
Debt refinancing costs	—	(10,425)	—	(14,214)
Interest expense	(15,046)	(11,935)	(42,730)	(32,462)

Net other expense	(14,004)	(22,309)	(40,841)	(46,618)

Income (loss) from continuing operations	23,480	(1,886)	52,305	9,093
Income from discontinued operations	8,028	2,372	9,169	4,944

Net income	31,508	486	61,474	14,037
Net income attributable to non-controlling interests	(44)	(43)	(130)	(131)

Net income attributable to MPT Operating Partnership partners	$31,464	$443	$61,344	$13,906

Earnings per units — basic and diluted
Income (loss) from continuing operations attributable to MPT Operating Partnership partners	$0.17	$(0.02)	$0.39	$0.07
Income from discontinued operations attributable to MPT Operating Partnership partners	0.06	0.02	0.07	0.05

Net income attributable to MPT Operating Partnership Partners	$0.23	$—	$0.46	$0.12

Weighted average units outstanding:
Basic	134,781	110,714	131,467	110,568
Diluted	134,782	110,719	131,467	110,576
Dividends declared per unit	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Net income	$31,508	$486	$61,474	$14,037
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(443)	(5,272)	(989)	(8,341)

Total comprehensive income (loss)	31,065	(4,786)	60,485	5,696
Comprehensive income attributable to non-controlling interests	(44)	(43)	(130)	(131)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$31,021	$(4,829)	$60,355	$5,565

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$61,474	$14,037
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,899	25,254
Straight-line rent revenue (net of write-offs)	(4,100)	(5,606)
Direct financing lease interest accretion	(2,050)	—
Share-based compensation	5,430	5,293
(Gain) loss on sale of real estate	(7,278)	(5)
Real estate impairment	—	564
Amortization and write-off of deferred financing costs and debt discount	2,577	8,523
Premium paid on extinguishment of debt	—	13,091
Other adjustments	(3,415)	(4,694)
Changes in:
Interest and rent receivable	(12,232)	(2,646)
Accounts payable and accrued expenses	7,404	13,317

Net cash provided by operating activities	74,709	67,128
Investing activities
Cash paid for acquisitions and other related investments	(606,500)	(208,913)
Principal received on loans receivable	9,507	2,898
Net proceeds from sale of real estate	34,100	—
Investment in loans receivable	(1,293)	(4,398)
Construction in progress and other	(35,920)	(12,297)

Net cash used for investing activities	(600,106)	(222,710)
Financing activities
Revolving credit facilities, net	35,400	39,600
Additions to term debt	300,000	450,000
Payments of term debt	(171)	(237,810)
Distributions paid	(76,770)	(67,194)
Sale of common stock, net	220,107	—
Lease deposits and other obligations to tenants	(13,391)	7,613
Debt issuance costs paid and other financing activities	(6,341)	(20,667)

Net cash provided by financing activities	458,834	171,542

Increase (decrease) in cash and cash equivalents for period	(66,563)	15,960
Cash and cash equivalents at beginning of period	102,726	98,408

Cash and cash equivalents at end of period	$36,163	$114,368

Interest paid	$31,350	$18,761
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$1,648	$—
Real estate acquired via assumption of mortgage loan	—	$(14,592)
Mortgage loan issued from sale of real estate	$3,650	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$27,181	$22,407
Assumption of mortgage loan (as part of real estate acquired)	—	$14,592

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. During the three and nine months ended September 30, 2012, there were no material changes to these policies, except we began using direct financing lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest Health, Inc. (“Ernest”) and the acquisition and lease of two acute care hospitals to Prime Healthcare Services, Inc. (“Prime”). Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

For our equity interest in Ernest and related loans (as more fully described in Note 3), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans made in or prior to 2012.

Variable Interest Entities

In regard to the Ernest Transaction (defined in Note 3), we have determined that Ernest is a variable interest entity (“VIE”); however, we are not the primary beneficiary as we lack the ability to direct the activities of Ernest that most significantly impact the entity’s economic performance. At September 30, 2012, we had loans to and/or equity investments in several VIEs for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$274,073	Mortgage and other loans	$230,105
Equity investments	$13,764	Other assets	$3,179

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of September 30, 2012, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2012 Activity

On September 19, 2012, we acquired the real estate of the 380 bed St. Mary’s Regional Medical Center, an acute care hospital in Reno, Nevada for $80 million and the real estate of the 140 bed Roxborough Memorial Hospital in Pennsylvania for $30 million. The acquired facilities are leased to Prime pursuant to a master lease agreement, which is more fully described below in the Leasing Operations section.

On July 3, 2012, we funded a $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. Centinela is a 369 bed acute care facility that is operated by Prime. This mortgage loan is cross-defaulted with other mortgage loans to Prime and the master lease agreements.

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

On February 9, 2011, we acquired the real estate of the 306-bed Alvarado Hospital in San Diego, California for $70 million from Prime who is the operator of the facility.

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. This hospital is currently being operated by Kindred Healthcare Inc. The purchase price of this hospital was $19.5 million, which included the assumption of a mortgage loan.

On July 18, 2011, we acquired the real estate of the 40-bed Vibra Specialty Hospital of DeSoto in Desoto, Texas for $13.0 million. Vibra Specialty Hospital of DeSoto is a long-term acute care hospital. This facility is leased to a subsidiary of Vibra for a fixed term of 15 years with options to extend. In addition, we made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

On September 30, 2011, we purchased the real estate of a 40-bed long-term acute care facility in New Braunfels, Texas for $10.0 million. This facility is leased to an affiliate of Post Acute Medical, LLC for a fixed term of 15 years with options to extend. In addition, we made a $1.4 million equity investment for a 25% equity ownership in the operator of this facility and funded a $2.0 million working capital loan.

As part of these acquisitions, we purchased and invested in the following assets during the first nine months: (dollar amounts in thousands)

	2012	2011
Assets Acquired
Land	$—	$17,218
Building	—	178,535
Intangible lease assets — subject to amortization (weighted average useful life of 13.5 years in 2011)	—	15,351
Net investments in direct financing leases	310,000	—
Mortgage loans	200,000	—
Other loans	93,200	7,233
Equity investments	3,300	5,168

Total assets acquired	$606,500	$223,505
Total liabilities assumed	—	(14,592)

Net assets acquired	$606,500	$208,913

From the respective acquisition dates, the properties and mortgage loans acquired in 2012 contributed $14.1 million and $29.1 million of revenue and income (excluding related acquisition expenses) for the three and nine month periods ended September 30, 2012, respectively. In addition, we incurred $0.1 million and $3.8 million of acquisition related costs on the 2012 acquisitions for the three and nine months ended September 30, 2012.

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

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2012 and 2011, as if each acquisition in 2012 and 2011 were consummated on the same terms at the beginning of 2011. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred in the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands except per share/unit data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$56,557	$53,943	$166,952	$162,593
Net income	33,834	13,846	82,822	56,733
Net income per share/unit — diluted	$0.25	$0.10	$0.61	$0.42

Development Activities

On June 13, 2012, we entered into an agreement with Ernest to develop and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. Total development cost is estimated to be $16.6 million and the facility is expected to be completed in the 2013 second quarter. We have funded $7.2 million through the third quarter of 2012.

On May 4, 2012, we amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term into 2028, and we agreed to develop and lease a 26-bed facility next to the current facility. Total development cost of the new facility is estimated to be $9.4 million and it is expected to be completed in the third quarter of 2013.

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

In addition to the new development projects, our other three development projects, which will be leased to Emerus Holding, Inc., are expected to be completed between October 2012 and early 2013. Estimated total development cost for these three facilities is $30 million. We have funded $17.6 million through the third quarter of 2012. In regard to our River Oaks facility, re-development efforts continue and we currently expect this facility to be partially occupied starting in the first quarter of 2013.

Disposals

During the third quarter of 2012, we entered into a definitive agreement to sell the real estate of two LTACH facilities, Thornton and New Bedford, to Vibra for total cash proceeds of $42 million. The sale of Thornton was completed on September 28, 2012, resulting in a gain of $8.4 million. Due to this sale, we wrote-off $1.6 million in straight-line rent receivables. The sale of New Bedford was completed on October 22, 2012, resulting in a gain of approximately $7.0 million. Associated with this sale, we will write-off $4.1 million in straight-line rent receivables in the fourth quarter 2012. At September 30, 2012, our New Bedford facility is classified as held for sale, which required us to reclassify the operating results of this facility for the current and all prior periods to discontinued operations and reclassify the related real estate to Real Estate Held for Sale.

On August 21, 2012, we sold our Denham Springs facility for $5.2 million, resulting in a gain of $0.3 million. Due to this sale, the operating results of this facility for the current and all prior periods have been included in discontinued operations, and we have reclassified the related real estate to Real Estate Held for Sale.

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

Leasing Operations

On July 3, 2012, we entered into master lease agreements with certain subsidiaries of Prime, which replaced the then current leases with the same tenants covering the same properties. The master leases are for 10 years and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements. However, the annual escalators, which in the prior leases were limited, have been increased to reflect 100% of CPI increases, along with a minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment.

As noted previously, we are accounting for the master lease of 12 Ernest facilities and our Roxborough and Reno facilities as a DFL. The components of our net investment in DFL consisted of the following (dollars in thousands):

As of September 30, 2012
Minimum lease payments receivable	$1,279,818
Estimated residual values	200,000
Less unearned income	(1,167,768)

Net investment in direct financing leases	$312,050

Monroe facility

As of September 30, 2012, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, but no additional advances were made during the 2012 third quarter. In addition, as of September 30, 2012, we have $19.0 million of rent, interest and other charges owed to us by the operator, of which $5.8 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled rent since 2010.

At September 30, 2012, our net investment (exclusive of the related real estate) of approximately $37 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $0.1 million, (iii) our assessment of the realizable value of our other collateral and (iv) continued improvement in operational revenue statistics compared to previous years. However, no assurances can be made that we will not have additional charges for further impairment of our working capital loan in the future.

On September 4, 2012, Monroe Hospital entered into a four-year agreement with St. Vincent Health, Inc. whereby St. Vincent will manage the operations of the hospital. At the same time we agreed with St. Vincent to exclusively negotiate the terms of a possible sale or lease of the hospital real estate by the end of such four year term. St. Vincent is a member of Ascension Health, the largest Catholic health care system in the country. However, there is no assurance that we will reach a satisfactory agreement with St. Vincent and St. Vincent has certain rights to terminate the management agreement during the four year term.

Other Loan Activity

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.6 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At September 30, 2012, $3.4 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into a 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three and nine months ended September 30, 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.8% and 18.1%, respectively, of total revenue. However, from an investment concentration perspective, Ernest represented 18.4% of our total assets at September 30, 2012.

For the three months ended September 30, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 28.9% and 31.9%, respectively, of total revenue. For the nine months ended September 30, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 26.3% and 31.7%, respectively, of total revenue. However, from an investment concentration perspective, Prime represented 28.7% and 25.3% of our total assets at September 30, 2012 and December 31, 2011, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of September 30, 2012.

From a geographic perspective, all of our properties are located in the United States with 25.9% of our total assets at September 30, 2012 located in California.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of September 30, 2012		As of December 31, 2011
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities (A)	$125,000	Variable	$89,600	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	—
Exchangeable senior notes:
Principal amount	11,000	9.250%	11,000	9.250%
Unamortized discount	(75)		(180)

	10,925		10,820
Term loans	114,258	Various	14,429	6.200%

	$1,025,183		$689,849

(A)	Our $42 million collateralized revolving credit facility expired in June 2012.

As of September 30, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2012	$61
2013	11,249
2014	265
2015	125,283
2016	225,299
Thereafter	663,101

Total	$1,025,258

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

In addition, on March 9, 2012, we closed on a $100 million senior unsecured term loan facility (“2012 Term Loan”) and exercised the $70 million accordion feature on our revolving credit facility, increasing its capacity from $330 million to $400 million ($125.0 million outstanding at September 30, 2012). The 2012 Term Loan facility has an interest rate option of (1) LIBOR plus an initial spread of 2.25% or (2) the higher of the “prime rate”, federal funds rate plus 0.5%, or Eurodollar rate plus 1.0%, plus an initial spread of 1.25%. The 2012 Term Loan facility is scheduled to mature on March 9, 2016, but we have the option to extend the facility one year to March 9, 2017.

During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At September 30, 2012 and December 31, 2011, the fair value of the interest rate swaps was $13.2 million and $12.2 million, respectively, which is reflected in accounts payable and accrued expenses on the condensed consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and nine month periods ended September 30, 2012 or 2011. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At September 30, 2012 and December 31, 2011, we had $6.7 million and $6.3 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the quarter ending June 30, the dividend restriction was 115% of normalized adjusted FFO. Thereafter, a similar dividend restriction exists but the percentage drops each quarter (110% for quarter ending September 30, 2012) until reaching 95% at September 30, 2013. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2012, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

To help fund the 2012 acquisitions disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option) at a price of $9.75 per share, resulting in net proceeds (after underwriting discount) of $220.1 million.

MPT Operating Partnership, L.P.

At September 30, 2012, the Company has a 99.8% ownership interest in Operating Partnership with the remainder owned by three other partners, two of which are employees and one of which is a director. During the nine months ended September 30, 2012, the partnership issued 23,575,000 units in direct response to the common stock offering by Medical Properties Trust, Inc.

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 1,436,693 shares remain available for future stock awards as of September 30, 2012. We awarded the following during 2012 and 2011:

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

Multi-year Performance-based awards — We awarded 649,793 and 600,000 shares in 2012 and 2011, respectively, of multi-year performance-based awards to management and certain employees. These shares are subject to three-year cumulative performance hurdles based on total shareholder return. At the end of the third-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2012		December 31, 2011
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$42,094	$34,166	$29,862	$22,866
Loans (1)	333,627	333,275	239,839	243,272
Debt, net	(1,025,183)	(1,080,514)	(689,849)	(688,032)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

As discussed in Note 2, our equity interest in Ernest and related loans are being measured at fair value on a recurring basis. At September 30, 2012, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate discount rates based on the risk profile of comparable companies. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include capitalization rates and market interest rates, and our unobservable input includes our adjustment for minority discount, which was 500 basis points at September 30, 2012.

For the quarter and nine month period ended September 30, 2012, we had no gains/losses from fair value adjustments in our income statement. However, we recorded $5.7 million and $13.5 million of interest on these loans during the three and nine months ended September 30, 2012, respectively.

8. Discontinued Operations

As disclosed in Note 3, we sold our Thornton facility in Colorado and our Denham Springs facility in Louisiana in the 2012 third quarter and our HealthSouth Rehabilitation Hospital of Fayetteville in Fayetteville, Arkansas during the 2012 second quarter. In addition, our New Bedford facility was sold in October 2012, and at September 30, 2012, we reclassified the New Bedford facility as held for sale.

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

The following table presents the results of discontinued operations, which include the revenue and expenses of the previously-owned facilities noted above, for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$(342)	$3,159	$3,455	$7,820
Gain on sale	8,726	—	7,280	5
Income	8,028	2,372	9,169	4,944
Earnings per share/unit — diluted	$0.06	$0.02	$0.07	$0.05

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Numerator:
Income (loss) from continuing operations	$23,480	$(1,904)
Non-controlling interests’ share in continuing operations	(44)	(43)
Participating securities’ share in earnings	(225)	(264)

Income (loss) from continuing operations, less participating securities’ share in earnings	23,211	(2,211)
Income from discontinued operations attributable to MPT common stockholders	8,028	2,372

Net income, less participating securities’ share in earnings	$31,239	$161

	For the Three Months Ended September 30,
	2012	2011
Denominator
Basic weighted-average common shares	134,781	110,714
Dilutive share options	1	5

Dilutive weighted-average common shares	134,782	110,719

	For the Nine Months Ended September 30,
	2012	2011
Numerator:
Income from continuing operations	$52,305	$9,031
Non-controlling interests’ share in continuing operations	(130)	(131)
Participating securities’ share in earnings	(715)	(860)

Income from continuing operations, less participating securities’ share in earnings	51,460	8,040
Income from discontinued operations attributable to MPT common stockholders	9,169	4,944

Net income, less participating securities’ share in earnings	$60,629	$12,984

	For the Nine Months Ended September 30,
	2012	2011
Denominator

Basic weighted-average common shares	131,467	110,568
Dilutive share options	—	8

Dilutive weighted-average common shares	131,467	110,576

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2012	2011
Numerator:
Income (loss) from continuing operations	$23,480	$(1,886)
Non-controlling interests’ share in continuing operations	(44)	(43)
Participating securities’ share in earnings	(225)	(264)

Income (loss) from continuing operations, less participating securities’ share in earnings	23,211	(2,193)
Income from discontinued operations attributable to MPT Operating Partnership partners	8,028	2,372

Net income, less participating securities’ share in earnings	$31,239	$179

Denominator
Basic weighted-average units	134,781	110,714
Dilutive options	1	5

Dilutive weighted-average units	134,782	110,719

	For the Nine Months Ended September 30,
	2012	2011
Numerator:
Income from continuing operations	$52,305	$9,093
Non-controlling interests’ share in continuing operations	(130)	(131)
Participating securities’ share in earnings	(715)	(860)

Income from continuing operations, less participating securities’ share in earnings	51,460	8,102
Income from discontinued operations attributable to MPT Operating Partnership partners	9,169	4,944

Net income, less participating securities’ share in earnings	$60,629	$13,046

Denominator
Basic weighted-average units	131,467	110,568
Dilutive options	—	8

Dilutive weighted-average units	131,467	110,576

For the three and nine months ended September 30, 2012 and 2011, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

In October 2012, we agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, SC that will be operated by Ernest. The estimated cost for the development is $18 million, and the construction is expected to be completed by the third quarter of 2013.

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

Subsequent to December 31, 2011, certain of our subsidiaries were re-designated as guarantors of our 2011 and 2012 Senior Unsecured Notes (such subsidiaries were non-guarantors in 2011), while other subsidiaries have been re-designated as non-guarantors as the underlying properties were sold in 2012 (such subsidiaries were guarantors during 2011). With these re-designations, we have restated the 2011 condensed consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheet

September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$42	$1,185,920	$65,947	$—	$1,251,909
Real estate held for sale	—	—	17,432	—	—	17,432
Mortgage loans	—	—	268,650	100,000	—	368,650
Net investment in direct financing leases	—	—	110,000	202,050	—	312,050

Gross investment in real estate assets	—	42	1,582,002	367,997	—	1,950,041
Accumulated depreciation and amortization	—	—	(114,188)	(6,027)	—	(120,215)

Net investment in real estate assets		42	1,467,814	361,970	—	1,829,826
Cash & cash equivalents	—	34,371	1,565	227	—	36,163
Interest and rent receivable	—	540	27,881	13,673	—	42,094
Straight-line rent receivable	—	—	31,882	6,183	—	38,065
Other loans	—	176	—	158,001	—	158,177
Net intercompany receivable (payable)	26,750	1,410,629	(1,039,740)	(397,639)	—	—
Investment in subsidiaries	1,033,548	602,443	43,693	—	(1,679,684)	—
Other assets	—	32,330	1,148	20,596	—	54,074

Total Assets	$1,060,298	$2,080,531	$534,243	$163,011	$(1,679,684)	$2,158,399

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,925	$—	$14,258	$—	$1,025,183
Accounts payable and accrued expenses	27,140	35,958	731	468	—	64,297
Deferred revenue	—	100	18,796	1,478	—	20,374
Lease deposits and other obligations to tenants	—	—	14,372	1,015	—	15,387

Total liabilities	27,140	1,046,983	33,899	17,219	—	1,125,241
Total equity	1,033,158	1,033,548	500,344	145,792	(1,679,684)	1,033,158

Total Liabilities and Equity	$1,060,298	$2,080,531	$534,243	$163,011	$(1,679,684)	$2,158,399

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,256	$4,162	$(2,335)	$31,083
Straight-line rent	—	—	2,387	375	—	2,762
Income from direct financing leases	—	—	5,238	5,394	(4,859)	5,773
Interest and fee income	—	5,242	8,917	6,943	(7,065)	14,037

Total revenues	—	5,242	45,798	16,874	(14,259)	53,655
Expenses
Real estate depreciation and amortization	—	—	8,066	425	—	8,491
Property-related	—	88	121	7,203	(7,194)	218
General and administrative	—	6,332	—	720	—	7,052
Acquisition expenses	—	410	—	—	—	410

Total operating expenses	—	6,830	8,187	8,348	(7,194)	16,171

Operating income (expense)	—	(1,588)	37,611	8,526	(7,065)	37,484
Other income (expense)
Interest and other income (expense)	—	(21)	—	(2)	—	(23)
Earnings from equity and other interests	—	—	330	735	—	1,065
Interest expense	—	(15,203)	389	(7,297)	7,065	(15,046)

Net other income (expense)	—	(15,224)	719	(6,564)	7,065	(14,004)

Income (loss) from continuing operations	—	(16,812)	38,330	1,962	—	23,480
Income (loss) from discontinued operations	—	—	1,069	6,959	—	8,028
Equity in earnings of consolidated subsidiaries net of income taxes	31,508	48,320	1,129	—	(80,957)	—

Net income (loss)	31,508	31,508	40,528	8,921	(80,957)	31,508
Net income (loss) attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Net income (loss) attributable to MPT common stockholders	$31,464	$31,464	$40,528	$8,921	$(80,913)	$31,464

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$87,579	$12,447	$(6,926)	$93,100
Straight-line rent	—	—	4,354	1,119	—	5,473
Income from direct financing leases	—	—	11,730	12,600	(11,351)	12,979
Interest and fee income	—	13,219	20,621	17,357	(17,711)	33,486

Total revenues	—	13,219	124,284	43,523	(35,988)	145,038
Expenses
Real estate depreciation and amortization	—	—	24,117	1,275	—	25,392
Property-related	—	349	597	18,375	(18,277)	1,044
General and administrative	—	20,067	—	1,274	—	21,341
Acquisition expenses	—	4,115	—	—	—	4,115

Total operating expenses	—	24,531	24,714	20,924	(18,277)	51,892

Operating income (expense)	—	(11,312)	99,570	22,599	(17,711)	93,146
Other income (expense)
Interest and other income (expense)	—	(49)	(2)	(4)	—	(55)
Earnings from equity and other interests	—	—	783	1,161	—	1,944
Interest expense	—	(42,905)	867	(18,403)	17,711	(42,730)

Net other income (expense)	—	(42,954)	1,648	(17,246)	17,711	(40,841)

Income (loss) from continuing operations	—	(54,266)	101,218	5,353	—	52,305
Income (loss) from discontinued operations	—	—	2,363	6,806	—	9,169
Equity in earnings of consolidated subsidiaries net of income taxes	61,474	115,740	3,367	—	(180,581)	—

Net income (loss)	61,474	61,474	106,948	12,159	(180,581)	61,474
Net income (loss) attributable to non-controlling interests	(130)	(130)	—	—	130	(130)

Net income (loss) attributable to MPT common stockholders	$61,344	$61,344	$106,948	$12,159	$(180,451)	$61,344

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$31,508	$31,508	$40,528	$8,921	$(80,957)	$31,508
Other comprehensive income:
Unrealized loss on interest rate swap	(443)	(443)	—	—	443	(443)

Total comprehensive income	31,065	31,065	40,528	8,921	(80,514)	31,065
Comprehensive income attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Comprehensive income attributable to MPT common stockholders	$31,021	$31,021	$40,528	$8,921	$(80,470)	$31,021

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$61,474	$61,474	$106,948	$12,159	$(180,581)	$61,474
Other comprehensive income:
Unrealized loss on interest rate swap	(989)	(989)	—	—	989	(989)

Total comprehensive income	60,485	60,485	106,948	12,159	(179,592)	60,485
Comprehensive income attributable to non-controlling interests	(130)	(130)	—	—	130	(130)

Comprehensive income attributable to MPT common stockholders	$60,355	$60,355	$106,948	$12,159	$(179,462)	$60,355

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$16	$(38,780)	$114,073	$(600)	$—	$74,709
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(410,000)	(196,500)	—	(606,500)
Principal received on loans receivable	—	—	5,491	4,016	—	9,507
Net proceeds from sales of real estate	—	—	800	33,300	—	34,100
Investments in and advances to subsidiaries	(143,554)	(540,016)	377,472	162,560	143,538	—
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(59)	(34,349)	(1,512)	—	(35,920)

Net cash provided by (used in) investing activities	(143,554)	(540,075)	(60,586)	571	143,538	(600,106)
Financing Activities
Revolving credit facilities, net	—	75,000	(39,600)	—	—	35,400
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(171)	—	(171)
Distributions paid	(76,569)	(76,770)	—	—	76,569	(76,770)
Sale of common stock, net	220,107	220,107	—	—	(220,107)	220,107
Lease deposits and other obligations to tenants	—	—	(13,731)	340	—	(13,391)
Debt issuance costs paid and other financing activities	—	(6,341)	—	—	—	(6,341)

Net cash provided by (used in) financing activities	143,538	511,996	(53,331)	169	(143,538)	458,834

Increase in cash and cash equivalents for period	—	(66,859)	156	140	—	(66,563)
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$34,371	$1,565	$227	$—	$36,163

Condensed Consolidated Balance Sheet

December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$37	$1,151,574	$65,948	$—	$1,217,559
Real estate held for sale	—	—	22,008	26,917	—	48,925
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	37	1,338,582	92,865	—	1,431,484
Accumulated depreciation and amortization	—	—	(90,072)	(4,750)	—	(94,822)

Net investment in real estate assets	—	37	1,248,510	88,115	—	1,336,662
Cash & cash equivalents	—	101,230	1,409	87	—	102,726
Interest and rent receivable	—	399	22,528	6,935	—	29,862
Straight-line rent receivable	—	—	27,388	6,605	—	33,993
Other loans	—	178	5,491	69,170	—	74,839
Net intercompany receivable (payable)	21,955	872,380	(862,281)	(32,054)	—	—
Investment in subsidiaries	829,205	489,858	43,008	—	(1,362,071)	—
Other assets	—	27,285	2,151	14,356	—	43,792

Total Assets	$851,160	$1,491,367	$488,204	$153,214	$(1,362,071)	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$—	$635,820	$39,600	$14,429	$—	$689,849
Accounts payable and accrued expenses	22,345	25,783	2,578	419	—	51,125
Deferred revenue	—	559	21,372	1,376	—	23,307
Lease deposits and other obligations to tenants	—	—	28,103	675	—	28,778

Total liabilities	22,345	662,162	91,653	16,899	—	793,059
Total equity	828,815	829,205	396,551	136,315	(1,362,071)	828,815

Total Liabilities and Equity	$851,160	$1,491,367	$488,204	$153,214	$(1,362,071)	$1,621,874

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$25,903	$2,188	$(331)	$27,760
Straight-line rent	—	—	1,219	424	—	1,643
Interest and fee income	—	1,351	4,146	920	(1,188)	5,229

Total revenues	—	1,351	31,268	3,532	(1,519)	34,632
Expenses
Real estate depreciation and amortization	—	—	7,212	488	—	7,700
Property-related	—	87	171	333	(331)	260
General and administrative	18	6,348	—	(629)	—	5,737
Acquisition expenses	—	513	469	(452)	—	530

Total operating expenses	18	6,948	7,852	(260)	(331)	14,227

Operating income (loss)	(18)	(5,597)	23,416	3,792	(1,188)	20,405
Other income (expense)
Interest and other income (expense)	—	44	—	(2)	—	42
Earnings from equity and other interests	—	—	84	(75)	—	9
Debt refinancing costs	—	(10,425)	—	—	—	(10,425)
Interest expense	—	(11,735)	63	(1,451)	1,188	(11,935)

Net other income (expense)	—	(22,116)	147	(1,528)	1,188	(22,309)

Income (loss) from continuing operations	(18)	(27,713)	23,563	2,264	—	(1,904)
Income (loss) from discontinued operations	—	—	787	1,585	—	2,372
Equity in earnings of consolidated subsidiaries net of income taxes	486	28,199	1,112	—	(29,797)	—

Net income (loss)	468	486	25,462	3,849	(29,797)	468
Net income (loss) attributable to non-controlling interests	(43)	(43)	—	—	43	(43)

Net income attributable to MPT common stockholders	$425	$443	$25,462	$3,849	$(29,754)	$425

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$76,284	$5,796	$(994)	$81,086
Straight-line rent	—	—	3,974	1,344	—	5,318
Interest and fee income	—	4,118	13,087	2,597	(4,088)	15,714

Total revenues	—	4,118	93,345	9,737	(5,082)	102,118
Expenses
Real estate depreciation and amortization	—	—	21,216	1,292	—	22,508
Property-related	—	87	213	1,040	(994)	346
General and administrative	62	18,356	—	2,011	—	20,429
Acquisition expenses	—	2,717	469	—	—	3,186

Total operating expenses	62	21,160	21,898	4,343	(994)	46,469

Operating income (loss)	(62)	(17,042)	71,447	5,394	(4,088)	55,649
Other income (expense)
Interest income and other	—	42	2	(56)	—	(12)
Earnings from equity and other interests	—	—	84	(14)	—	70
Debt refinancing costs	—	(14,109)	(105)	—	—	(14,214)
Interest expense	—	(31,750)	(31)	(4,769)	4,088	(32,462)

Net other income (expense)	—	(45,817)	(50)	(4,839)	4,088	(46,618)

Income (loss) from continuing operations	(62)	(62,859)	71,397	555	—	9,031
Income (loss) from discontinued operations	—	—	263	4,681	—	4,944
Equity in earnings of consolidated subsidiaries net of income taxes	14,037	76,896	3,457	—	(94,390)	—

Net income (loss)	13,975	14,037	75,117	5,236	(94,390)	13,975
Net income (loss) attributable to non-controlling interests	(131)	(131)	—	—	131	(131)

Net income attributable to MPT common stockholders	$13,844	$13,906	$75,117	$5,236	$(94,259)	$13,844

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$468	$486	$25,462	$3,849	$(29,797)	$468
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(5,272)	(5,272)	—	—	5,272	(5,272)

Total comprehensive income (loss)	(4,804)	(4,786)	25,462	3,849	(24,525)	(4,804)
Comprehensive income attributable to non-controlling interests	(43)	(43)	—	—	43	(43)

Comprehensive income (loss) attributable to MPT common stockholders	$(4,847)	$(4,829)	$25,462	$3,849	$(24,482)	$(4,847)

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$13,975	$14,037	$75,117	$5,236	$(94,390)	$13,975
Other comprehensive income:
Unrealized loss on interest rate swap	(8,341)	(8,341)	—	—	8,341	(8,341)

Total comprehensive income	5,634	5,696	75,117	5,236	(86,049)	5,634
Comprehensive income attributable to non-controlling interests	(131)	(131)	—	—	131	(131)

Comprehensive income attributable to MPT common stockholders	$5,503	$5,565	$75,117	$5,236	$(85,918)	$5,503

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(124)	$(26,727)	$86,364	$7,615	$—	$67,128
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(191,625)	(17,288)	—	(208,913)
Principal received on loans receivable	—	—	—	2,898	—	2,898
Investments in and advances to subsidiaries	67,126	(89,763)	81,565	8,074	(67,002)	—
Investments in loans receivable	—	(205)	(3,314)	(879)	—	(4,398)
Construction in progress and other	—	—	(12,297)	—	—	(12,297)

Net cash provided by (used in) investing activities	67,126	(89,968)	(125,671)	(7,195)	(67,002)	(222,710)
Financing Activities
Revolving credit facilities, net	—	—	39,600	—	—	39,600
Additions to term debt	—	450,000	—	—	—	450,000
Payments of term debt	—	(229,271)	(8,433)	(106)	—	(237,810)
Distributions paid	(67,002)	(67,194)	—	—	67,002	(67,194)
Lease deposits and other obligations to tenants	—	—	8,140	(527)	—	7,613
Debt issuance costs paid and other financing activities	—	(20,530)	—	(137)	—	(20,667)

Net cash provided by (used in) financing activities	(67,002)	133,005	39,307	(770)	67,002	171,542

Increase (decrease) in cash and cash equivalents for period	—	16,310	—	(350)	—	15,960
Cash and cash equivalents at beginning of period	—	96,822	—	1,586	—	98,408

Cash and cash equivalents at end of period	$—	$113,132	$—	$1,236	$—	$114,368

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended and as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2011 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, exchangeable senior notes, and our accounting policy on consolidation. During the nine months ended September 30, 2012, there were no material changes to these policies, except we began using direct financing lease (“DFL”) accounting with the acquisition and lease of the real estate of Ernest along with that of the Reno and Roxborough facilities. Under DFL accounting, future minimum lease payments are recorded as a receivable. Unearned income, which represents the net investment in the DFL less the sum of minimum lease payments receivable and the estimated residual values of the leased properties, is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income. DFLs are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, DFLs are accounted for on a cash basis, in which income is recognized only upon receipt of cash.

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

At September 30, 2012, our portfolio consisted of 81 properties: 67 facilities (of the 73 facilities that we own, of which two are subject to long-term ground leases) are leased to 21 tenants, one was not under lease as it is under re-development, five were under development, and the remaining assets are in the form of first mortgage loans to three operators. Our facilities consisted of 30 general acute care hospitals, 26 long-term acute care hospitals, 17 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2012	% of Total	For the Three Months Ended September 30, 2011	% of Total
General Acute Care Hospitals	$29,219	54.5%	$21,987	63.5%
Long-term Acute Care Hospitals	13,576	25.3%	8,257	23.8%
Rehabilitation Hospitals	9,947	18.5%	3,540	10.2%
Medical Office Buildings	498	0.9%	433	1.3%
Wellness Centers	415	0.8%	415	1.2%

Total revenue	$53,655	100.0%	$34,632	100.0%

	For the Nine Months Ended September 30, 2012	% of Total	For the Nine Months Ended September 30, 2011	% of Total
General Acute Care Hospitals	$79,410	54.8%	$65,020	63.7%
Long-term Acute Care Hospitals	37,307	25.7%	23,937	23.4%
Rehabilitation Hospitals	25,685	17.7%	10,617	10.4%
Medical Office Buildings	1,390	1.0%	1,298	1.3%
Wellness Centers	1,246	0.8%	1,246	1.2%

Total revenue	$145,038	100.0%	$102,118	100.0%

We have 33 employees as of November 5, 2012. We believe that any currently anticipated increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2012 Compared to September 30, 2011

Net income for the three months ended September 30, 2012 was $31.5 million, compared to $0.4 million for the three months ended September 30, 2011. This increase was primarily the result of acquisitions made subsequent to September 2011 and the refinancing charges that were incurred in 2011. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $33.4 million, or $0.25 per diluted share for the 2012 third quarter as compared to $19.5 million, or $0.18 per diluted share for the 2011 third quarter. These increases were primarily the result of the acquisitions made subsequent to September 2011.

A comparison of revenues for the three month periods ended September 30, 2012 and 2011 is as follows, as adjusted in 2011 for discontinued operations (dollar amounts in thousands):

	2012	% of Total	2011	% of Total	Year over Year Change
Base rents	$30,599	57.0%	$27,283	78.8%	12.2%
Straight-line rents	2,762	5.1%	1,643	4.7%	68.1%
Percentage rents	484	0.9%	477	1.4%	1.5%
Fee income	187	0.4%	21	0.1%	790.4%
Income from direct financing leases	5,773	10.8%	—	—%	100.0%
Interest from loans	13,850	25.8%	5,208	15.0%	165.9%

Total revenue	$53,655	100.0%	$34,632	100.0%	54.9%

Base rents for the 2012 third quarter increased 12.2% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $2.8 million of incremental revenue from properties acquired or completed since September 2011. Income from direct financing leases is related to the Ernest Transaction and the Roxborough and Reno facilities.

Interest from loans is higher than the prior year due to the $5.7 million and $2.6 million of additional interest related to the Ernest and Centinela loans, respectively.

Real estate depreciation and amortization during the third quarter of 2012 increased to $8.5 million from $7.7 million in the same period of 2011, due to the incremental depreciation from the properties acquired since September 2011.

General and administrative expenses totaled $7.1 million for the 2012 third quarter, which is 13.1% of total revenues, down from 16.6% of revenues in the prior year third quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenues substantially without significantly increasing our headcount and related expenses. On a dollar basis, our general and administrative costs are up over the 2011 third quarter primarily due to higher travel costs.

In the 2012 third quarter, we recognized $1.1 million of earnings from equity and other interests in certain of our tenants, which is a substantial increase from the 2011 third quarter. This increase is primarily related to having a full three months of returns from certain equity investees along with improved results from each of our profit and equity interests.

Interest expense (including debt refinancing costs) for the quarters ended September 30, 2012 and 2011 totaled $15.0 million and $22.4 million, respectively. This decrease is primarily related to the debt refinancing costs in 2011 of $10.4 million partially offset by higher debt balances associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the third quarter of 2012 and 2011, was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Net income for the nine months ended September 30, 2012, was $61.3 million compared to net income of $13.8 million for the nine months ended September 30, 2011. This increase was primarily related to acquisitions made subsequent to September 2011 and the debt refinancing charges that were incurred in 2011, partially offset by higher interest expense due to additional debt incurred in 2012. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $85.5 million, or $0.65 per diluted share for the first nine months in 2012 as compared to $57.5 million, or $0.52 per diluted share for the first nine months of 2011. These increases are primarily the result of the acquisitions made since September 2011.

A comparison of revenues for the nine month periods ended September 30, 2012 and 2011 is as follows (dollar amounts in thousands):

	2012	% of Total	2011	% of Total	Year over Year Change
Base rents	$91,233	62.9%	$79,300	77.7%	15.0%
Straight-line rents	5,473	3.8%	5,318	5.2%	2.9%
Percentage rents	1,867	1.3%	1,786	1.7%	4.5%
Fee income	343	0.2%	99	0.1%	250.0%
Income from direct financing leases	12,979	8.9%	—	—%	100.0%
Interest from loans	33,143	22.9%	15,615	15.3%	112.3%

Total revenue	$145,038	100.0%	$102,118	100.0%	42.0%

Base rents for the 2012 first nine months of 2012 increased 15.0% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $10.5 million of incremental revenue from the properties acquired or completed since September 2011. Income from direct financing leases is solely related to the Ernest Transaction and the new Roxborough and Reno facilities. Interest from loans is higher than the prior year due to the $13.5 million, $1.4 million, and $2.6 million of additional interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Acquisition expenses increased from $3.2 million to $4.1 million primarily as a result of the Ernest Transaction in 2012.

Real estate depreciation and amortization during the first nine months of 2012 was $25.4 million, compared to $22.5 million in the same period of 2011 due to the incremental depreciation from the properties acquired since September 2011.

General and administrative expenses in the first three quarters of 2012 totaled $21.3 million, which is 14.7% of revenues down from 20.0% of revenues in the prior year as revenues are up significantly over the prior year due to the acquisitions, while, on a dollar basis, our costs have been basically flat.

We recognized $1.9 million of earnings from equity and other interests in certain of our tenants in the first nine months of 2012, which is up significantly over the 2011 same period due to the timing of when these investments were made in the prior year along with improved results from each of our profit and equity investees during the first nine months of 2012.

Interest expense (including debt refinancing costs) for the first nine months of 2012 and 2011 totaled $42.7 million and $46.7 million, respectively. In 2011, we recorded a charge of $14.2 million related to our debt refinancing activities. This is partially offset by higher debt balances associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the nine month periods of 2012 and 2011 was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and nine months ended September 30, 2012 and 2011 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
FFO information:
Net income attributable to MPT common stockholders	$31,464	$425	$61,344	$13,844
Participating securities’ share in earnings	(225)	(264)	(715)	(860)

Net income, less participating securities’ share in earnings	$31,239	$161	$60,629	$12,984
Depreciation and amortization:
Continuing operations	8,491	7,700	25,392	22,508
Discontinued operations	311	729	1,021	2,169
Loss (gain) on sale of real estate	(8,726)	—	(7,280)	(5)
Real estate impairment charge	—	—	—	564

Funds from operations	$31,315	$8,590	$79,762	$38,220
Write-off of straight line rent	1,640	—	1,640	—
Acquisition costs	410	530	4,115	3,186
Debt refinancing costs	—	10,425	—	14,214
Write-off of other receivables	—	—	—	1,846

Normalized funds from operations	$33,365	$19,545	$85,517	$57,466

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.23	$—	$0.46	$0.12
Depreciation and amortization:
Continuing operations	0.06	0.07	0.19	0.20
Discontinued operations	—	0.01	0.01	0.02
Real estate impairment charge	—	—	—	0.01
Loss (gain) on sale of real estate	(0.06)	—	(0.05)	—

Funds from operations	$0.23	$0.08	$0.61	$0.35
Write-off of straight line rent	0.01	—	0.01	—
Acquisition costs	0.01	0.01	0.03	0.03
Debt refinancing costs	—	0.09	—	0.13
Write-off of other receivables	—	—	—	0.01

Normalized funds from operations	$0.25	$0.18	$0.65	$0.52

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, were $74.7 million, which with cash on-hand, were principally used to fund our dividends of $76.8 million and working capital needs.

To fund the Ernest Transaction disclosed in Note 3 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) of $220.1 million. In addition, on February 17, 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest Transaction. On March 9, 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility. Proceeds from the new term loan facility, our revolving credit facility and property sales were used to fund the $210 million of investments in the third quarter and further cash outlays on our development projects.

During the first nine months of 2011, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $67.1 million, which, along with cash on hand, draws on our revolvers and issuance of our 2011 Senior Unsecured Notes, were principally used to fund our dividends of $67.2 million and investing activities of $222.7 million.

Short-term Liquidity Requirements: At November 6, 2012, our availability under our 2010 amended revolving credit facility plus cash on-hand approximated $310 million. We have only nominal principal payments due and no significant maturities in 2012– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements and to fund our current investment strategies for the next twelve months. In addition, we have an at-the-market equity offering program in place under which we may sell up to $50 million in shares (of which $10 million has been sold to-date) which may be used for general corporate purposes as needed.

Long-term Liquidity Requirements: As of September 30, 2012, we had less than $12 million in debt principal payments due before 2015 – see five-year debt maturity schedule below. With our current liquidity along with our current monthly cash receipts from rent and loan interest, and availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future.

As of November 6, 2012, principal payments due for our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2012	$21
2013	11,249
2014	265
2015	125,283
2016	225,299
Thereafter	663,101

Total	$1,025,218

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2012:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2012, our outstanding debt totaled $1,025.2 million, which consisted of fixed-rate debt of $800.2 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $225.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $35.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $225.0 million, the balance of our 2012 Term Loan and revolving credit facility at September 30, 2012.

Share Price Sensitivity

At November 6, 2012, we have $11 million in 2008 exchangeable notes outstanding. These notes have a conversion adjustment feature, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of September 30, 2012. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.3 million shares. At $25 per share, we would be required to issue an additional 0.4  million shares.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 and as updated in our Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document