Form 10-K
period 2012-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2013-02-22
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the 135,572,131 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $1,304,203,900 based upon the last reported sale price of $9.62 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 18, 2013, 137,077,356 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2012, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop net-leased facilities;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of debt and equity security and/or property disposals;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

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

•	national and local business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies, and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare and other regulatory requirements; and

•	national and local economic conditions, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

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

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are used for acquisition and working capital purposes. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

Our investment in healthcare real estate, including mortgage loans and other loans to certain of our tenants, as well as any equity investments in our tenants is considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. At December 31, 2012 and 2011, we had $2.1 billion and $1.5 billion, respectively, invested in the following healthcare real estate and related assets:

	2012		2011
	(Dollars in thousands)
Real estate owned (gross)	$1,556,788	72.9%	$1,233,947	81.8%
Mortgage loans	368,650	17.3%	165,000	10.9%
Other loans	159,243	7.5%	74,839	5.0%
Construction in progress	38,339	1.8%	30,903	2.0%
Equity and other interests	12,867	0.5%	4,872	0.3%

Total	$2,135,887	100.0%	$1,509,561	100.0%

All of our investments are currently located in the United States. The following is our revenue by property type for the year ended December 31 (dollars in thousands):

Revenue by property type:

	2012		2011		2010
General Acute Care Hospitals	$111,283	55.3%	$86,530	63.9%	$73,695	68.2%
Long-Term Acute Care Hospitals	50,916	25.3%	31,397	23.2%	20,663	19.1%
Rehabilitation Hospitals	35,648	17.7%	14,165	10.4%	10,646	9.9%
Wellness Centers	1,661	0.8%	1,661	1.2%	1,315	1.2%
Medical Office Buildings	1,889	0.9%	1,731	1.3%	1,705	1.6%

Total revenue	$201,397	100.0%	$135,484	100.0%	$108,024	100.0%

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2012, 2011 and 2010.

Portfolio of Properties

As of February 18, 2013, our portfolio consists of 82 properties: 69 facilities (of the 74 facilities that we own) are leased to 23 tenants, five are under development, and the remainder are in the form of mortgage loans to three operators. Our owned facilities consist of 27 general acute care hospitals, 24 long-term acute care hospitals, 15 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consist of three general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals.

At December 31, 2012, no one property accounted for more than 5% of our total assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, general acute care hospitals, ambulatory surgery centers, and other single-discipline healthcare facilities.

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2012 by the Centers for Medicare and Medicaid Services: (i) national health expenditures are projected to grow 3.8% in 2013; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2015 through 2021, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 17.8% of U.S. GDP in 2013.

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

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and in monitoring the performance of existing tenants and include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;

•	the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and at each facility;

•	the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of Medicare, Medicaid/MediCal, managed care, commercial insurance, and private pay patients;

•	the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants operate.

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans also provide that our tenants will indemnify us for environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease term of 11.8 years (see Item 2 for more information on remaining lease terms). Based on current monthly revenue, approximately 90% of our leases and loans provide for annual rent or interest escalations based on either increases in the U.S.

Consumer Price Index (“CPI”) or minimum annual rent or interest escalations ranging from 1% to 4%. In some cases, our leases and loans provide for escalations based on CPI subject to a floor (which is the case with our Ernest and Prime master leases (discussed below under “Significant Tenants”). In certain other cases, we have arrangements that provide for additional rents based on the level of our tenants’ revenue. Finally, in some instances, we have profit or equity interests in our tenants to enhance our overall return.

RIDEA Investments

We have and will make equity investments, loans (with equity like returns) and obtain profits interests in certain of our tenants. This investment falls under a structure permitted by the Housing and Economic Recovery Act of 2008 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. We began reporting earnings from equity and other interests in operations in the second quarter of 2012 as we elected to report these investments on a 90-day lag. Thus, no earnings from equity interests were recorded for the first quarter 2012.

At December 31, 2012 our RIDEA investments (excluding our RIDEA investment with affiliates of Ernest Health, Inc. (“Ernest”)) were $12.2 million with revenue of $4.3 million, yielding a 43% annualized return. This includes a $2.0 million investment in our Hammond, Louisiana facility acquired in the fourth quarter of 2012. Our Ernest operating investment of $96.5 million generated revenues in 2012, including interest income from our acquisition note, of $11.7 million, yielding a 15% annualized return.

Significant Tenants

At December 31, 2012, we had leases with 22 hospital operating companies, eight mortgaged loans, six under development, and one property under re-development covering 82 facilities.

Ernest leased 12 of these facilities pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. At December 31, 2012, these facilities had an average remaining lease term of approximately 19 years. In addition to the master lease, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master lease agreement. Finally, at December 31, 2012, we had two development projects in process that will be leased to Ernest upon completion. Ernest represented 18.2% of our total assets at December 31, 2012.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) leased 11 facilities pursuant to master lease agreements. The master leases are for 10 years commencing July 3, 2012 and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements. However, the annual escalators, which in the prior leases were limited, have been increased to reflect 100% of CPI increases, along with a 2% minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of this loan are generally equivalent to the terms and provisions of our Prime lease arrangements. Prime represented 27.9% of our total assets at December 31, 2012 and 25.3% at December 31, 2011.

No other tenant accounted for more than 6% of our total assets at December 31, 2012.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to remediate hazardous or toxic substances releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property.

Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease term, our transaction documents require our tenants to repair and remediate any environmental concern at the applicable facility, and to comply in full with all federal, state, and local environmental laws and regulations.

California Seismic Standards

California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1973 (the “Alquist Act”) required that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations required hospitals to meet certain seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act required the Building Standards Commission adopt certain evaluation criteria and retrofit standards such as:

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

Since the original Alquist Act, several amendments have been adopted that have modified the requirements of seismic safety standards and deadlines for compliance. OSHPD implemented a voluntary program to re-evaluate the seismic risk of hospital buildings classified as Structural Performance Category (“SPC-1”).

Buildings classified as SPC-1 are considered hazardous and at risk of collapse in the event of an earthquake and must be retrofitted, replaced or removed from providing acute care services by January 1, 2013. Senate Bill 499 was signed into law in October 2009 that provides for a number of seismic relief measures, including reclassifying HAZUS, a state-of-the-art loss estimation methodology, thresholds, which will enable more SPC-1 buildings to be reclassified as SPC-2, a lower seismic risk category. The SPC-2 buildings would have until January 1, 2030 to comply with the structural seismic safety standards. Any buildings that are denied reclassification will remain in the SPC-1 category, and these buildings must meet seismic compliance standards by January 1, 2013, unless further extensions are granted. Furthermore, the AB 306 legislation permits OSHPD to grant an extension to acute care hospitals that lack the financial capacity to meet the January 1, 2013 retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020. More recently, SB 90 allows a hospital to seek an extension for seismic compliance for its SPC-1 buildings up to seven years based on three elements:

1)	the structural integrity of the building;

2)	the loss of essential hospital services to the community if the hospital is close; and

3)	financial hardship.

Exclusive of approved SB 90 extensions at three facilities, all of our California tenants (and building structures) are seismically compliant through 2030 as determined by OSHPD. For the three hospitals with SB 90 extensions, voluntary retrofit plans are underway and full compliance is expected in 2014. Under our current leases, our tenants are fully responsible for any capital expenditures in connection with seismic laws. Thus, we do not expect the California seismic standards to have a significant negative impact on our financial condition or cash flows.

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

Insurance

We have purchased contingent general liability and contingent business interruption insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants. Our leases and mortgage loans require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We monitor the adequacy of such coverages on an annual basis upon insurance renewal. At December 31, 2012, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions without tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases and mortgage loans require the tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. However, the fact that a particular arrangement does not meet safe harbor requirements does not mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities in which local physicians are investors and tenants, and other arrangements with physicians, so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

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

EMTALA. All of our healthcare facilities that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Liability for violations of EMTALA includes, among other things, civil monetary penalties and exclusion from participation in the Medicare program. Our lease and mortgage loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Regulatory and Legislative Developments. Healthcare continues to attract intense legislative and public interest. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance, and states continue to face significant challenges in maintaining appropriate levels of Medicaid funding due to state budget shortfalls. Healthcare facility operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payor mix, as well as increases in operating expenses that exceed increases in payments under the Medicare program. More importantly, restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals may continue. We cannot predict whether any such initiatives will impact the business of our tenants, or whether our business will be adversely impacted. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment returns may also be negatively impacted.

Health Reform Measures. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. ( the “Reform Law”). On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Reform Law, with the exception of its mandatory Medicaid expansion, leaving states with the ability to opt out of such expansion. A detailed discussion of the Reform Law is not provided herein. However, generally, this legislation seeks to provide expanded health insurance coverage through tax subsidies, expanded federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes cuts to federal health care program funding, as well as heightened regulations on insurers and pharmaceutical companies. Various cost containment initiatives were adopted, including quality control and payment system refinements for federal programs, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. Finally, heightened health information technology standards will be required for healthcare providers.

With respect to long term acute care hospitals (“LTACHs”) and inpatient rehabilitation facilities (“IRFs”), which account for a large percentage of our tenants, the Reform Law also requires that LTACHs and IRFs report quality data to be set forth by the Secretary of Health and Human Services or face payment reductions beginning in 2014.

The Reform Law will ultimately lead to significant changes in the healthcare system. We cannot predict the possible impact on our business of this legislation, as some aspects could benefit the operations of our tenants, while other aspects could present challenges.

Employees

We have 33 employees as of February 18, 2013. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

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

The global economy has experienced, over the past few years, unprecedented levels of volatility, dislocation in the credit markets, and recessionary pressures. These conditions, or similar conditions that may exist in the future, may adversely affect our results of operations, financial condition, share price and ability to pay distributions to our stockholders. Among other potential consequences, such a financial crisis may materially adversely affect:

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

As of December 31, 2012, we had $1.0 billion of debt outstanding. As of February 18, 2013, we had liquidity available to us of approximately $300 million, total outstanding indebtedness of approximately $1.0 billion, and $83.8 million in unfunded commitments.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $225.0 million in variable interest rate debt (excluding any debt we have fixed with interest rate swaps) that we had outstanding as of December 31, 2012. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

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

The terms of our unsecured credit facility and the indentures governing our outstanding exchangeable senior notes, unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our unsecured credit facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, , the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the quarter ending December 31, 2012, the dividend restriction was 105% of normalized adjusted FFO. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at June 30, 2013. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

Excluding our 2006 senior unsecured notes, as of December 31, 2012 and February 18, 2013, we had $225.0 million in variable interest rate debt, which constitutes 21.9% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125.0 million of interest rate swaps entered into in 2010 to fix the interest rate on our 2006 senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are severely limited by current tax law with respect to our ability to operate or manage the businesses conducted in our facilities.

Accordingly, we rely heavily on rent payments from our tenants under leases or interest payments from operators under mortgage or other loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities, or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with state and federal healthcare and other laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we then are required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by tenants under master leases (like Prime and Ernest) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Prime and Ernest) because several properties will have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional triple-net leasing structure.

Through December 31, 2012, we have made eight investments, totaling $108.7 million in the operations of certain of our healthcare facilities by utilizing RIDEA investments. These RIDEA investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these RIDEA investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

Our revenues are dependent upon our relationship with, and success of, Prime and Ernest.

As of December 31, 2012, our real estate portfolio included 82 healthcare properties in 25 states of which 67 facilities are leased to 22 hospital operating companies and eight of the investments are in the form of mortgage loans. Affiliates of Prime leased or mortgaged 14 facilities, representing 27.9% of our total assets as of December 31, 2012. Total revenue from Prime was $55.0 million, or 27.3% of our total revenue from continuing operations in the year ended December 31, 2012. Affiliates of Ernest leased or mortgaged 16 facilities, representing 18.2% of our total assets as of December 31, 2012. Total revenue from Ernest was $37.4 million, or 18.6% of our total revenue from continuing operations in the year ended December 31, 2012.

Our relationships with Prime and Ernest, and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of Prime and Ernest to make rent and loan payments to us, and their failure or delay to meet these obligations could have a material adverse effect on our financial condition and results of operations. In addition, we are dependent on Ernest’s financial performance and future cash flows to avoid any impairment on our $96.5 million of RIDEA investments. For additional discussion of risks relating to our tenants’ operations and obligations to comply with applicable industry laws, rules and regulations, see “Risks Relating to the Healthcare Industry” below.

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

We have 60 leased properties that are subject to purchase options as of December 31, 2012. For 44 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 12 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining four leases, the purchase options approximate fair value. At December 31, 2012, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on pages 8 and 9 of this 2012 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

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

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate, mortgage, and RIDEA investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We have acquired and have developed and have made mortgage investments in and expect to continue acquiring and developing and making mortgage investments in healthcare facilities. In addition, we have selectively made RIDEA investments and will continue to make such investments in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our RIDEA investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders are dependent on the real estate and healthcare industries. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

We have developed and constructed facilities in the past and are currently developing six facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait for some time to earn significant cash returns. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Finally, there is no assurance that future development projects will occur without delays and cost overruns. Risks associated with our development projects may reduce anticipated rental revenue which could affect the timing of, and our ability to make, distributions to our stockholders.

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

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants and returns on our RIDEA investments, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

All of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have a RIDEA investment in the tenant, our return on investment maybe negatively effected.

As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments on facilities we acquire or develop or on which we make mortgage loans, and intend to obtain on future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

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

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

The healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The healthcare industry is highly regulated by federal, state and local laws (as discussed on pages 8-10), and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. We are aware of various federal and state inquiries, investigations and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a materially adverse effect on the relevant tenant’s operations and financial condition, and on its ability to make required lease and mortgage payments to us. In instances where we have a RIDEA investment in our tenants operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

Finally, health care facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The Services Employees International Union (“SEIU”) has alleged that our tenant, Prime may have upcoded for certain procedures and may be providing poor quality of care, in addition to allegations of delaying the transfer of out-of-network patients to their preferred medical provider once they have stabilized. Prime has addressed these allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that the SEIU is attempting to organize certain Prime employees. Prime recently disclosed an ongoing investigation by the United States Department of Justice into billing practices and patient confidentiality statues.

The failure of any tenant to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect the tenant’s ability to make lease and principal and interest payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our shareholders. In instances where have a RIDEA investment in our tenants’ operations, in addition to the effects on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests would also be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals, will continue in future years. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and loan payments to us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Although no such investment exists today, local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. In addition, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Maryland law and our charter and bylaws contain provisions which may prevent or deter changes in management and third-party acquisition proposals that you may believe to be in your best interest, depress the price of Medical Properties common stock or cause dilution.

Our charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions and reduce the value of our common stock. To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, no more than 50% in value of our outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Our charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including our common stock. Generally, our common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of our common stock.

Our charter and bylaws contain provisions that may impede third-party acquisition proposals that may be in the best interests of our stockholders. Our charter and bylaws also provide that our directors may only be removed by the affirmative vote of the holders of two-thirds of our common stock, that stockholders are required to give us advance notice of director nominations and new business to be conducted at our annual meetings of stockholders and that special meetings of stockholders can only be called by our president, our board of directors or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

Our UPREIT structure may result in conflicts of interest between our stockholders and the holders of our operating partnership units.

We are organized as an UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to employees and/or third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, we have fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties that our officers and directors owe to its stockholders. These conflicts may result in decisions that are not in the best interest of our stockholders.

TAX RISKS ASSOCIATED WITH OUR STATUS AS A REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common stock.

We believe that we qualify as a REIT for federal income tax purposes and have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year that began on April 6, 2004, and ended on December 31, 2004. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

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

In connection with the acquisition in 2004 of certain Vibra facilities, one of our taxable REIT subsidiaries made a loan to Vibra in an aggregate amount of $41.4 million to acquire the operations at those Vibra Facilities. As of February 18, 2013, that loan had been reduced to $14.6 million. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds to one of our taxable REIT subsidiaries to make these loans. The loan from our operating partnership to our taxable REIT subsidiaries bears interest at an annual rate of 9.25%.

Our taxable REIT subsidiaries have made and will make loans to tenants to acquire operations or for other purposes. The Internal Revenue Service, or IRS, may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the interest that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiaries, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

Transactions with taxable REIT subsidiaries may be subject to excise tax.

We have historically entered into lease and other transactions with our taxable REIT subsidiaries and their subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our taxable REIT subsidiaries and their parent REIT that are not conducted on an arm’s length basis may be subject to a 100% excise tax. While we believe that all of our transactions with our taxable REIT subsidiaries are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely effect the trading price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At December 31, 2012, our portfolio consisted of 82 properties: 67 facilities (of the 74 facilities that we own) are leased to 22 operators with the remainder in the form of mortgage loans. Our owned facilities consisted of 27 general acute care hospitals, 24 long-term acute care hospitals, 15 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The eight non-owned facilities on which we have made mortgage loans consist of three general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals to three operators.

State	Total 2012 Revenue	Percentage of Total Revenue	Total Investment
	(Dollars in thousands)
Arizona	$9,302	4.64%	$96,066
California	54,792	27.84%	522,875
Colorado	3,815	1.44%	39,103
Connecticut	854	0.44%	7,838
Florida	2,250	1.22%	25,810
Idaho	9,554	3.75%	86,101
Indiana	4,180	2.08%	52,285
Kansas	1,802	0.98%	19,720
Louisiana	4,010	2.54%	50,001
Massachusetts	2,402	0.23%	19,479
Michigan	1,416	0.66%	10,743
Missouri	6,270	2.39%	60,921
Montana	2,008	0.76%	20,550
Nevada	2,646	4.49%	80,304
New Jersey	16,196	7.23%	126,402
New Mexico	4,633	1.98%	53,082
Oregon	3,209	1.48%	24,459
Pennsylvania	2,863	2.81%	75,227
Rhode Island	374	0.19%	3,737
South Carolina	7,825	3.69%	78,209
Texas	49,282	23.60%	513,144	(A)
Utah	8,505	4.19%	85,840
Virginia	1,072	0.56%	10,914
Wyoming	2,137	0.81%	21,871

	$201,397	100.0%	$2,084,681	(B)

(A)	Includes our Twelve Oaks facility that is currently under re-development and was put into partial operation in January 2013. Our total gross investment in the facility is $51.1 million.

(B)	Excludes construction in progress and other costs of $38.3 million, equity interests of $12.9 million, and accumulated depreciation and amortization. Includes other loans of $159.2 million.

Type of Property (includes properties subject to leases and loans)	Number of Properties	Number of Square Feet(2)	Number of Licensed Beds(2)
General Acute Care Hospitals	30	5,212,255	4,201
Long-Term Acute Care Hospitals	26	1,434,454	1,528
Medical Office Buildings	2	93,287	NA
Rehabilitation Hospitals	18	922,166	808
Wellness Centers	6	251,213	NA

	82	7,913,375	6,537

The following table shows tenant lease expirations, including those related to direct financing leases, for the next 10 years and thereafter at our leased properties (excludes loans and properties under development), assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

Total Lease Portfolio(2)	Total Leases	Base Rent(1)	% of Total Base Rent	Total Square Footage	Total Licensed Beds
2013(3)	2	$1,048	0.70%	124,273	108
2014	2	4,812	3.22%	330,776	225
2015	2	4,039	2.71%	137,977	161
2016	1	2,250	1.51%	95,445	126
2017	—	—	—%	—	—
2018	1	1,927	1.29%	64,488	102
2019	8	10,152	6.80%	625,135	255
2020	1	1,040	0.70%	56,277	53
2021	4	12,488	8.37%	531,144	311
2022	12	37,800	25.33%	2,684,115	2,056
Thereafter	34	73,671	49.37%	2,447,263	2,286

Total	67	$149,227	100.0%	7,096,893	5,683

(1)	The most recent monthly base rent and income from direct financing leases annualized. This does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes our six facilities that are under development and our facility under re-development.
(3)	These expiring leases contain annual escalators that adjust the lease rate each year to be in line with current market rates.

ITEM 3.	Legal Proceedings

From time to time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends declared by us with respect to each such period.

	High	Low	Dividends
Year ended December 31, 2012
First Quarter	$10.83	$9.08	$0.20
Second Quarter	9.69	8.66	0.20
Third Quarter	10.88	9.51	0.20
Fourth Quarter	12.07	10.35	0.20

Year ended December 31, 2011
First Quarter	$11.74	$10.60	$0.20
Second Quarter	12.45	11.15	0.20
Third Quarter	12.65	8.76	0.20
Fourth Quarter	10.50	8.17	0.20

On February 18, 2013, the closing price for our common stock, as reported on the New York Stock Exchange, was $14.25. As of February 18, 2013, there were 59 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) None.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2007 through December 31, 2012, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Medical Properties Trust, Inc.	100.00	72.28	49.44	88.68	103.74	102.00
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
SNL US REIT Healthcare	100.00	101.44	90.32	115.37	137.64	157.58

ITEM 6.	Selected Financial Data

The following tables set forth are selected consolidated financial and operating data for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries. You should read the following selected financial data in conjunction with the consolidated historical financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8, in this Annual Report on Form 10-K, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, in this Annual Report on Form 10-K.

During the periods presented below, for those properties that have been sold, we reclassified the properties as held for sale and have reported revenue and expenses from these properties as discontinued operations for each period presented below. This reclassification had no effect on our reported net income.

Medical Properties Trust, Inc.

The consolidated balance sheet and operating data have been derived from our audited consolidated financial statements. As of December 31, 2012, Medical Properties Trust, Inc. had a 99.8% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)	2008(1)(2)
OPERATING DATA	(In thousands except per share data)
Total revenue	$201,397	$135,484	$108,024	$105,218	$94,743
Depreciation and amortization (expense)	(33,545)	(30,896)	(20,897)	(19,491)	(19,992)
Property-related and general and administrative (expenses)	(35,497)	(32,141)	(32,916)	(25,105)	(23,758)
Impairment (charge)	—	—	(12,000)	—	—
Interest and other income	1,281	96	1,518	43	86
Debt refinancing (expense)	—	(14,214)	(6,716)	—	—
Interest (expense)	(58,243)	(43,810)	(33,984)	(37,650)	(42,391)

Income from continuing operations	75,393	14,519	3,029	23,015	8,688
Income from discontinued operations	14,684	12,195	19,983	13,352	24,045

Net income	90,077	26,714	23,012	36,367	32,733
Net income attributable to non-controlling interests	(177)	(178)	(99)	(37)	(33)

Net income attributable to MPT common stockholders	$89,900	$26,536	$22,913	$36,330	$32,700

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.56	$0.12	$0.02	$0.28	$0.11
Income from discontinued operations attributable to MPT common stockholders per diluted share	0.11	0.11	0.20	0.17	0.39

Net income, attributable to MPT common stockholders per diluted share	$0.67	$0.23	$0.22	$0.45	$0.50

Weighted average number of common shares — diluted	132,333	110,629	100,708	78,117	62,035
OTHER DATA
Dividends declared per common share	$0.80	$0.80	$0.80	$0.80	$1.01

	December 31,
	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)	2008(1)(2)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$1,595,127	$1,264,850	$1,019,517	$967,008	$986,192
Real estate accumulated depreciation/amortization	(126,734)	(93,188)	(63,242)	(43,835)	(29,561)
Other loans and investments	527,893	239,839	215,985	311,006	293,523
Cash and equivalents	37,311	102,726	98,408	15,307	11,748
Other assets	145,289	107,647	78,146	60,412	49,471

Total assets	$2,178,886	$1,621,874	$1,348,814	$1,309,898	$1,311,373

Debt, net	$1,025,160	$689,849	$369,970	$576,678	$630,557
Other liabilities	103,912	103,210	79,268	61,645	54,473
Total Medical Properties Trust, Inc. Stockholders’ Equity	1,049,814	828,815	899,462	671,445	626,100
Non-controlling interests	—	—	114	130	243

Total equity	1,049,814	828,815	899,576	671,575	626,343

Total liabilities and equity	$2,178,886	$1,621,874	$1,348,814	$1,309,898	$1,311,373

(1)	Reclassification, presentation and certain computational changes have been made for the results of properties sold and reclassified to discontinued operations.
(2)	Cash paid for acquisitions and other related investments totaled $621.5 million, $279.0 million, $137.8 million, $15.6 million, and $469.5 million in 2012, 2011, 2010, 2009, and 2008, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

MPT Operating Partnership, L.P.

The consolidated balance sheet and operating data presented below have been derived from the operating partnership’s audited consolidated financial statements.

	2012(3)(4)	2011(3)(4)	2010(3)(4)	2009(3)(4)	2008(3)(4)
OPERATING DATA	(In thousands except per share data)
Total revenue	$201,397	$135,484	$108,024	$105,218	$94,743
Depreciation and amortization (expense)	(33,545)	(30,896)	(20,897)	(19,491)	(19,992)
Property-related and general and administrative (expenses)	(35,497)	(32,124)	(32,841)	(25,042)	(23,758)
Impairment (charge)	—	—	(12,000)	—	—
Interest and other income	1,281	96	1,518	43	86
Debt refinancing (expense)	—	(14,214)	(6,716)	—	—
Interest (expense)	(58,243)	(43,810)	(33,984)	(37,650)	(42,391)

Income from continuing operations	75,393	14,536	3,104	23,078	8,688
Income from discontinued operations	14,684	12,195	19,983	13,352	24,045

Net income	90,077	26,731	23,087	36,430	32,733
Net income attributable to non-controlling interests	(177)	(178)	(99)	(37)	(33)

Net income attributable to MPT Operating Partnership, L.P. partners	$89,900	$26,553	$22,988	$36,393	$32,700

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.56	$0.12	$0.02	$0.28	$0.11
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	0.11	0.11	0.20	0.17	0.39

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.67	$0.23	$0.22	$0.45	$0.50

Weighted average number of units — diluted	132,333	110,629	100,708	78,117	62,035
OTHER DATA
Dividends declared per unit	$0.80	$0.80	$0.80	$0.80	$1.01

	December 31,
	2012(3)(4)	2011(3)(4)	2010(3)(4)	2009(3)(4)	2008(3)(4)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$1,595,127	$1,264,850	$1,019,517	$967,008	$986,192
Real estate accumulated depreciation/amortization	(126,734)	(93,188)	(63,242)	(43,835)	(29,561)
Other loans and investments	527,893	239,839	215,985	311,006	293,523
Cash and equivalents	37,311	102,726	98,408	15,307	11,743
Other assets	145,289	107,647	78,146	60,412	49,094

Total assets	$2,178,886	$1,621,874	$1,348,814	$1,309,898	$1,310,991

Debt, net	$1,025,160	$689,849	$369,970	$576,678	$630,557
Other liabilities	103,522	102,820	78,895	61,348	53,856
Total partners capital	1,050,204	829,205	899,835	671,742	626,335
Non-controlling interests	—	—	114	130	243

Total capital	1,050,204	829,205	899,949	671,872	626,578

Total liabilities and capital	$2,178,886	$1,621,874	$1,348,814	$1,309,898	$1,310,991

(3)	Reclassification, presentation and certain computational changes have been made for the results of properties sold and reclassified to discontinued operations.
(4)	Cash paid for acquisitions and other related investments totaled $621.5 million, $279.0 million, $137.8 million, $15.6 million, and $469.5 million in 2012, 2011, 2010, 2009, and 2008, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities across the United States. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of our calendar year 2004 Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 1% to 4%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to the base rent, our leases require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants (which we refer to as RIDEA investments) that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2012, our portfolio consisted of 82 properties: 67 facilities (of the 74 facilities that we own) are leased to 22 operators, one is under re-development, six are under development, with the remainder in the form of mortgage loans to three operators.

2012 Highlights

In 2012, we achieved a number of important milestones, including increasing our assets beyond the $2 billion mark, driving revenues above $200 million and exceeding any previous year’s investment total. A summary of the 2012 highlights is as follows:

•

Acquired real estate assets, entered into development agreements, entered into leases, made new loan investments, made RIDEA investments and committed to new development projects totaling more than $800 million as noted below:

•

Made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, and $96.5 million in RIDEA investments made up of an acquisition loan for $93.2 million and an equity contribution of $3.3 million. This acquisition was the single largest investment ever made by us and included our largest RIDEA investment. With this acquisition, we took ownership of 16 new facilities and opened opportunities for future growth;

•

Funded a $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. Centinela is a 369 bed acute care facility that is operated by Prime. This mortgage loan is subject to cross-default with other mortgage loans to Prime and certain master lease agreements;

•

Acquired the real estate of the 380 bed St. Mary’s Regional Medical Center, an acute care hospital in Reno, Nevada for $80 million and the real estate of the 140 bed Roxborough Memorial Hospital in Pennsylvania for $30 million. The acquired facilities are leased to Prime pursuant to master lease agreements.

•

Acquired the real estate of a 40 bed long-term acute care hospital in Hammond, Louisiana for $10.5 million and leased the facility to the operator under a 15-year lease. As part of this transaction, we made a secured working capital loan of $2.5 million as well as a revolving loan of up to $2.0 million. In addition, we have made a $2.0 million RIDEA investment for a 25% equity ownership in the operator of this facility.

•

Entered into an agreement to develop and lease an acute care facility in Altoona, Wisconsin for $33.5 million, which will be leased to National Surgical Hospitals. The facility is expected to be completed in the first quarter of 2014. We have funded $0.3 million through the end of 2012.

•

Agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. The estimated cost for the development is $18 million, and the construction is expected to be completed by the third quarter of 2013. We have funded $3.7 million through the end of 2012.

•

Entered into an agreement with Ernest to develop and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. Total development cost is estimated to be $16.6 million and the facility is expected to be completed in the 2013 second quarter. We have funded $13.3 million through the end of 2012.

•

Amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term to 2028, and we agreed to develop and lease a 26-bed facility next to the existing facility. Total development cost of the new facility is estimated to be $9.4 million, and it is expected to be completed in the third quarter of 2013.

•	Committed to fund $100 million to First Choice ER, LLC in development financing for up to 25 freestanding emergency room facilities.

With these new investments, many of our diversification metrics have improved including:

•

Individual property diversification — On an individual property basis, we had no investment of any single property greater than 4.6% of our total assets as of December 31, 2012, down from 5.6% as of December 31, 2011.

•	Geographic diversification — Investments located in California represented 24.0% of our total assets at December 31, 2012, down from 26.8% in the prior year.

•	Completed a management agreement with St. Vincent’s for the management of the Monroe Hospital in Bloomington, Indiana;

•	Signed our lead tenant for the Twelve Oaks property representing approximately 55% of the building. Operations commenced for this tenant in January 2013;

•

Restructured our investments with Prime whereby all of our leases are now under one master lease. In addition to the security that a master lease provides, we improved the annual rental escalation provisions on our Prime properties.

•

Sold the real estate of two long-term acute care facilities, Thornton and New Bedford, to Vibra for total cash proceeds of $42 million. The sale of Thornton was completed on September 28, 2012, resulting in a gain of $8.4 million. The sale of New Bedford was completed on October 22, 2012, resulting in a gain of approximately $7 million; and

•

Established a $100 million term loan facility, issued $220 million of unsecured notes, and $220 million in equity and increased our revolving credit facility by $70 million for the purpose of funding our acquisition activity above.

2011 Highlights

In 2011, our primary business goals were to continue our growth pattern, improve diversification of our portfolio, recapitalize our balance sheet with longer-term unsecured debt, and increase our access to liquidity. We took the following actions to achieve these goals, among others:

Acquired real estate assets, entered into leases, made new loan investments and obtained RIDEA investments in several tenants totaling approximately $330 million as noted below:

•

Gilbert Hospital real estate — a 19-bed, 4-year old general acute care facility located in a suburb of Phoenix, Arizona for $17.1 million. We acquired this asset subject to an existing lease that expires in May 2022.

•

Atrium Medical Center at Corinth real estate — a 60-bed long-term acute care facility in the Dallas area for $23.5 million. Facility is subject to a lease that expires in June 2024. In addition, through one of our affiliates, we invested $1.3 million to acquire a 10% interest in the operations of the facility. We also made a $5.2 million working capital loan.

•

Bayonne Medical Center real estate — a 6-story, 278-bed acute care hospital in the New Jersey area of metropolitan New York for $58 million. Facility will be leased to the operator under a 15-year lease.

•	Alvarado Hospital real estate — a 306-bed general acute care facility in San Diego, California for $70 million. This facility will be leased to the operator under a 10-year lease.

•	Northland LTACH Hospital real estate — a 35-bed long-term acute care facility located in Kansas City for $19.5 million. We acquired this asset subject to an existing lease that expires in 2028.

•

Vibra Specialty Hospital of DeSoto real estate — a 40-bed long-term acute care facility in Desoto, Texas for $13.0 million. This facility will be leased for a fixed term of 15 years. In addition, we have made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

•

New Braunfels real estate — a 40-bed long-term acute care facility in New Braunfels, Texas for $10.0 million. This facility will be leased for a fixed term of 15 years. In addition, we have made a $1.4 million equity investment for a 25% equity ownership in the operator of this facility and funded a $2.0 million working capital loan.

•

Emerus development project — entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. With the execution of these agreements, we funded $7.4 million during the fourth quarter of 2011, of which $6.2 million was used to acquire land for these three facilities. The three facilities will be leased under a master lease structure with an initial term of 15 years and three five-year extension options. One of these facilities opened in October 2012, and the other two are scheduled to open in the 2013 first quarter.

•

Hoboken University Medical Center real estate — a 350-bed acute care facility located in Hoboken, New Jersey. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of an 100% ownership of the real estate, a secured working capital loan of $15.1 million, and the purchase of a $5.0 million convertible note which provides us with the option to acquire up to 25% of the hospital operator which we converted $1.6 million into a 9.9% equity interest in the 2012 first quarter . The lease with the tenant has an initial term of 15 years.

With these new investments, all of our diversification metrics improved.

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

With the financing activities and property sales noted above, we funded our 2011 acquisition activity as well as paid off certain loans (including the remaining portion of our 2006 Exchangeable notes) and extended our debt maturities.

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

•

Purchased $128.8 million of our 6.125% Senior Notes, leaving only $9.2 million of the 2006 Exchangeable Notes that were paid in full in November 2011; paid $30 million term loan maturing in 2010; completely paid down $40 million revolver;

•	Committed to more than $200 million in healthcare real estate investments:

•	Acquired three inpatient rehabilitation hospitals in Texas with a new tenant for $74 million;

•	Commenced redevelopment of the Twelve Oaks hospital in Houston;

•	Entered into $30 million agreement to develop Phoenix-area general acute care hospital;

•

Acquired two free standing long term acute care hospitals and a third property in the first quarter 2011, all leased to and operated by Kindred Healthcare Inc., the nation’s third largest operator of LTACHs, for $83.4 million.

•

Sold our Inglewood property for $75 million in cash realizing a $6.2 million gain, received $40 million in early payment of loans, and received $12 million in early receipt of rent related to transactions with Prime;

•	Sold our Montclair Hospital for $20 million in cash realizing a gain of $2.2 million;

•	Sold our Sharpstown facility in Houston, Texas for $3 million in cash realizing a $0.7 million gain;

•	Received pre-payment of our Marina mortgage loan of $43 million;

•

Entered into interest rate swaps to fix $60 million of our senior notes starting October 30, 2011 (date on which the interest rate was scheduled to turn variable) through the maturity date at a rate of 5.675% and to fix $65 million of our senior notes, starting July 30, 2011 (date on which the interest rate was scheduled to turn variable) through maturity date, at a rate of 5.507%; and

•	Recorded a $12 million charge to recognize the estimated impairment of our Monroe working capital loan.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our Ernest investments) and periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

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

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified base amount/threshold (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

We use the direct finance lease accounting (“DFL”) to record rent on certain leases deemed to be financing leases rather than operating leases. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

In instances where we have a profits or equity interest in our tenant’s operations, we record revenue equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

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

Commitment fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue and recognized as income over the life of the loan using the interest method.

Investments in Real Estate: We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 37 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2012; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

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

We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any resulting capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because our strategy to a large degree involves the origination and acquisition of long term lease arrangements at market rates relative to our acquisition costs, we do not expect the above-market and below-market in-place lease values to be significant for many of our future transactions.

We measure the aggregate value of other lease intangible assets to be acquired based on the difference between (i) the property valued with existing leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which have a weighted average useful life of 15.7 years at December 31, 2012. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. At December 31, 2012, we have assigned no value to customer relationship intangibles.

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

Stock-Based Compensation: During the years ended December 31, 2012, 2011, and 2010 we recorded $7.6 million, $7.0 million, and $6.6 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. In 2012, 2011, 2010, 2007, and 2006, we granted performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our stock price levels or our total shareholder return (stock price and dividends) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. If awards vest faster than our original estimate, we will record a catch-up of expense, which we did in the 2013 fourth quarter due to our 2010 stock awards being earned earlier than expected.

Fair Value Option Election: We elected to account for certain investments acquired on February 29, 2012, as part of the Ernest transaction, using the fair value option method, which means we mark these investments to fair market value on a recurring basis. Any changes in the fair value of these investments are non-cash adjustments that will not impact our financial condition or cash flows unless we decided to liquidate these investments.

These investments include the following at December 31, 2012: (in thousands):

Asset (Liability)	Fair Value
Mortgage loans	$100,000
Acquisition loan	93,200
Equity investments	3,300

Total	$196,500

We measure the estimated fair value of these investments utilizing Level 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage loans with Ernest are recorded at fair value by discounting the estimated cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments are recorded at fair value by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate discount rates based on the risk profile of comparable companies. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include capitalization rates and market interest rates, and our unobservable input includes our adjustment for a marketability discount on our equity investment of 40% at December 31, 2012.

At December 31, 2012, the cost basis of these investments approximated their fair value, which resulted in no unrealized gains/losses during 2012.

To illustrate the effect of movements in our unobservable inputs, we performed a sensitivity analysis below by using basis point variations in our discount rates (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(598)
- 100 basis points	598

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2012 and 2011, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2012, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$6,985	$13,969	$131,063	$—	$152,017
Exchangeable senior notes	11,509	—	—	—	11,509
2011 and 2012 Senior Unsecured Notes	43,688	87,375	87,375	815,656	1,034,094
Revolving credit facility(2)	5,210	134,552	—	—	139,762
Term loans	3,670	7,338	102,748	12,849	126,605
Operating lease commitments(3)	2,519	4,687	4,821	47,027	59,054
Purchase obligations(4)	61,449	—	—	—	61,449

Totals	$135,030	$247,921	$326,007	$875,532	$1,584,490

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.
(2)	This assumes balance and rate in effect at December 31, 2012 ($125,000 as of December 31, 2012) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $61 million of future development expenditures related to capital projects.

Liquidity and Capital Resources

2012 Cash Flow Activity

We generated cash of $105.3 million from operating activities during 2012, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, was principally used to fund our dividends of $104.0 million and working capital needs. To fund the Ernest transaction in February 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) for $220.1 million. In addition, in February 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest transaction.

In March 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility, increasing the total commitment under that facility to $400 million. We also sold five properties during the year generating $71.2 million of additional funds.

Proceeds from the new term loan facility, our revolving credit facility and property sales were used to fund the $210 million of investments in the year (excluding Ernest) and further cash outlays on our development projects.

During the fourth quarter 2012, we sold 1.1 million shares of our common stock under our at-the-market equity offering program, at an average price of $11.84 per share resulting in net proceeds of $13.2 million.

2011 Cash Flow Activity

We generated cash of $79.3 million from operating activities during 2011, which along with proceeds from our 2011 senior unsecured notes of $450 million, borrowings on our revolving credit facilities of $89.6 million, proceeds from the sale of our Morgantown and Sherman Oaks properties of $41.1 million and other receipts, were used to fund our dividends of $89.6 million, make principal payments on our debt of $246.3 million (including the buyback of 86.6% of our 9.25% exchangeable senior notes due 2013 (“2008 exchangeable notes”)), and fund new investments in the year of approximately $330 million.

In April 2011, our Operating Partnership and a wholly owned subsidiary of our Operating Partnership closed on a private offering of $450 million unsecured senior notes. These notes mature in 2021 and the interest rate is fixed at 6.875% per year. Contemporaneously with the closing of the notes, we repaid and terminated our $150 million term loan facility and our $9 million collateralized term loan facility. In connection with the notes offering, we amended our existing credit agreement, which provided for, at the time, a $330 million unsecured revolving credit facility (increased to $400 million in 2012) that matures in October 2015. We paid down in full this revolving credit facility’s outstanding balance with the proceeds from the notes offering. In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 2008 exchangeable notes at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer.

2010 Cash Flow Activity

We generated cash of $60.6 million from operating activities during 2010, which primarily consisted of rent and interest from mortgage and working capital loans, which, along with cash on-hand, proceeds from the sale of stock and our Inglewood and Montclair properties and early loan prepayments by Prime and Marina, were principally used to fund our dividends of $77.1 million, real estate acquisitions of $138 million and our debt refinancing activities.

In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over-allotments, net proceeds from this offering, after underwriters’ discounts and commissions, were $288.1 million. We used the net proceeds from this stock offering to pay off a $30 million term loan and to fund our purchase of 93% of the then outstanding 2006 exchangeable senior notes at a price of 103% of the principal amount plus accrued and unpaid interest (or $136.3 million).

In May 2010, we entered into a $450 million secured credit facility with a syndicate of banks and others, the proceeds of which, along with the stock offering proceeds, were used to repay in full all outstanding obligations under an old $220 million credit facility. This new facility included a $300 million three-year term revolving facility (which was increased to $330 million in September 2010) and a $150 million six-year term loan. During the second quarter 2010, we entered into an interest rate swap to fix $65 million of our $125 million senior notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our senior notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date at a rate of 5.675%. In 2010, we sold the real estate of our Inglewood Hospital and Montclair Hospital to Prime for $75 million and $20 million, respectively, and received prepayment of our Marina mortgage loan of $43 million. Separately, Prime also repaid $40 million in outstanding loans plus accrued interest in April 2010. In addition, Prime paid us $12 million in additional rent related to our Shasta property.

Debt Restrictions and Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our revolving credit facility and the term loan entered into in 2012 (“2012 Term Loan”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the year ending December 31, 2012, the dividend restriction was 105% of normalized adjusted FFO. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at June 30, 2013. The indentures governing the senior unsecured notes entered into in 2011 and 2012 also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, these notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, our revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2012, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements: As of December 31, 2012, we have only $11.2 million in debt principal payments due in 2013 — see debt maturity schedule below. At February 18, 2013, our availability under our revolving credit facility plus cash on-hand approximated $300 million. In addition, we have an at-the-market equity offering program in place under which we may sell up to $50 million in shares (of which $23 million has been sold to-date) which may be used for general corporate purposes as needed. We believe that the liquidity available to us, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects along with the completion of our Twelve Oaks re-development project), dividends in order to comply with REIT requirements, and our current investment strategies for the next twelve months.

Long-term Liquidity Requirements: As of December 31, 2012, we have less than $12 million in debt principal payments due between now and when our revolving credit facility is set to expire in October 2015. With our liquidity at February 18, 2013 of $300 million along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) for the next several years. However, in order to fund our investment strategies post 2013, we will require external capital which we believe is currently more available than at any time during the past couple of years. We believe we have several alternatives to raise additional funding including:

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities, and

•	proceeds from property sales.

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of December 31, 2012, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows (in thousands):

2013	$11,249
2014	265
2015	125,283
2016	225,299
2017	320
Thereafter	662,781

Total	$1,025,197

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net income for the year ended December 31, 2012, was $89.9 million compared to net income of $26.5 million for the year ended December 31, 2011. This increase was primarily related to acquisitions made in 2012 and the debt refinancing charges that were incurred in 2011, partially offset by higher interest expense due to additional debt incurred in 2012. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $119.4 million, or $0.90 per diluted share for 2012 as compared to $78.0 million, or $0.71 per diluted share for 2011, a 27% increase on a per share basis. These increases are primarily the result of the acquisitions in 2012.

A comparison of revenues for the years ended December 31, 2012 and 2011 is as follows (dollar amounts in thousands):

	2012		2011		Change
	(Dollar amounts in thousands)
Base rents	$120,742	60.0%	$106,562	73.6%	$14,180
Straight-line rents	7,982	3.9%	5,379	1.6%	2,603
Percentage rents	2,338	1.2%	2,173	1.9%	165
Income from direct financing leases	21,728	10.8%	—	—%	21,728
Interest from loans	48,128	23.9%	21,136	22.4%	26,992
Fee income	479	0.2%	234	0.5%	245

Total revenue	$201,397	100.0%	$135,484	100.0%	$65,913

Base rents for 2012 increased 13.3% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $12.3 million of incremental revenue from the properties acquired or completed in late 2011 and 2012. Income from direct financing leases is solely related to the Ernest transaction and the new Roxborough and Reno facilities. Interest from loans is higher than the prior year due to the $19.2 million, $2.6 million, and $5.1 million of incremental interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Real estate depreciation and amortization during 2012 was $33.5 million, compared to $30.9 million 2011 due to the incremental depreciation from the properties acquired in late 2011 and 2012.

Acquisition expenses increased from $4.2 million to $5.4 million primarily as a result of increased acquisition levels in 2012.

General and administrative expenses in 2012 totaled $28.6 million, which is 14.2% of revenues, down from 20.1% of revenues in the prior year, as revenues in 2012 were up significantly over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from the prior year.

We recognized $2.9 million of earnings from equity and other interests (RIDEA investments) in certain of our tenants in 2012, which is up significantly over the 2011 same period due to the timing of when these investments were made in the prior year along with improved results from each of our profit and equity investees during 2012.

Interest expense (including debt refinancing costs) for 2012 and 2011 totaled $58.2 million and $58.0 million, respectively. In 2011, we recorded a charge of $14.2 million related to our debt refinancing activities. Excluding this charge, our interest expense is up $14.4 million due to higher debt balances associated with our 2012 senior unsecured notes and 2012 Term Loan. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

In addition to the items noted above, net income for 2012 and 2011 was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income for the year ended December 31, 2011, was $26.5 million compared to net income of $22.9 million for the year ended December 31, 2010. As described below, the significant contributors to the difference between 2011 and 2010 net income is the incremental rent from acquired properties and higher impairment charges in 2010 related to our Monroe loan, partially offset by higher interest expense and debt refinancing costs as more fully described in Note 4 of Item 8 of this Form 10-K. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $78.0 million, or $0.71 per diluted share for the year ended December 31, 2011 as compared to $66.6 million, or $0.66 per diluted share for 2010.

A comparison of revenues for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010		Change
	(Dollar amounts in thousands)
Base rents	$106,562	78.7%	$78,089	72.3%	$28,473
Straight-line rents	5,379	4.0%	1,165	1.1%	4,214
Percentage rents	2,173	1.6%	2,181	2.0%	(8)
Interest from loans	21,136	15.6%	26,028	24.1%	(4,892)
Fee income	234	0.1%	561	0.5%	(327)

Total revenue	$135,484	100.0%	$108,024	100.0%	$27,460

Revenue for the year ended December 31, 2011, was comprised of rents (84.2%) and interest and fee income from loans (15.8%). The increase in base rents and percentage rent from 2010 is primarily due to incremental revenue from acquisitions made in 2011 and 2010 and additional rent generated from annual escalation provisions in our leases.

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

Real estate depreciation and amortization during 2011 was $30.9 million, compared to $20.9 million in 2010, a 47.8% increase, due to the incremental depreciation from the properties acquired during 2010 and 2011.

Property-related expenses during 2011 decreased from $4.4 million in 2010 to $0.7 million in 2011 due to the write-off of $2.4 million in receivables related to a former tenant in the fourth quarter of 2010 and $1.3 million of utility costs, repair and maintenance expense, legal, and property taxes associated with vacant facilities in 2010. No similar costs were incurred in 2011.

In the 2010 first quarter, we recognized a $12 million loan impairment charge related to our Monroe facility. No similar charge was recorded in 2011.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations potentially less meaningful to investors and analysts.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2012, 2011, and 2010 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
FFO information:
Net income attributable to MPT common stockholders	$89,900	$26,536	$22,913
Participating securities’ share in earnings	(887)	(1,090)	(1,254)

Net income, less participating securities’ share in earnings	$89,013	$25,446	$21,659
Depreciation and amortization
Continuing operations	33,545	30,896	20,897
Discontinued operations	1,311	3,813	4,941
Gain on sale of real estate	(16,369)	(5,431)	(10,566)
Real estate impairment charge	—	564	—

Funds from operations	$107,500	$55,288	$36,931
Write-off of straight line rent	6,456	2,471	3,694
Acquisition costs	5,420	4,184	2,026
Debt refinancing costs	—	14,214	6,716
Executive severance	—	—	2,830
Loan impairment charge	—	—	12,000
Write-off of other receivables	—	1,846	2,400

Normalized funds from operations	$119,376	$78,003	$66,597

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.67	$0.23	$0.22
Depreciation and amortization
Continuing operations	0.25	0.28	0.21
Discontinued operations	0.01	0.04	0.04
Gain on sale of real estate	(0.12)	(0.05)	(0.10)
Real estate impairment charge	—	—	—

Funds from operations	$0.81	$0.50	$0.37
Write-off of straight line rent	0.05	0.02	0.03
Acquisition costs	0.04	0.04	0.02
Debt refinancing costs	—	0.13	0.07
Executive severance	—	—	0.03
Loan impairment charge	—	—	0.12
Write-off of other receivables	—	0.02	0.02

Normalized funds from operations	$0.90	$0.71	$0.66

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2012:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20
November 11, 2010	December 9, 2010	January 6, 2011	$0.20
August 19, 2010	September 14, 2010	October 14, 2010	$0.20
May 20, 2010	June 17, 2010	July 15, 2010	$0.20
February 18, 2010	March 18, 2010	April 14, 2010	$0.20

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual REIT taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our unsecured credit facility limits the amounts of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2012, our outstanding debt totaled $1.0 billion, which consisted of fixed-rate debt of $800.2 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $225.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at December 31, 2012 would decrease by $14.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $225.0 million, the balance of our revolver at December 31, 2012.

Share Price Sensitivity

In the 2011 third quarter, we funded a cash tender offer for 86.6% of the outstanding 2008 exchangeable notes at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest leaving only $11.0 million of these notes outstanding as of December 31, 2012. Our 2008 exchangeable notes have a conversion adjustment feature, which could affect their stated exchange ratio of 80.8898 common shares per $1,000 principal amount of notes, equating to an exchange price of $12.36 per common share. Our dividends declared since we sold the 2008 exchangeable notes have not adjusted our conversion price as of December 31, 2012. Future changes to the conversion price will depend on our level of dividends which cannot be predicted at this time. Any adjustments for dividend increases until the 2008 exchangeable notes are settled in 2013 will affect the price of the notes and the number of shares for which they may eventually be settled. Using the outstanding notes and, assuming a price of $20 per share, we would be required to issue an additional 0.3 million shares. At $25 per share, we would be required to issue an additional 0.4 million shares.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the appendix appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 22, 2013

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$110,364	$105,505
Buildings and improvements	1,079,188	1,017,443
Construction in progress and other	38,339	30,903
Intangible lease assets	52,824	51,206
Real estate held for sale	—	59,793
Net investment in direct financing leases	314,412	—
Mortgage loans	368,650	165,000

Gross investment in real estate assets	1,963,777	1,429,850
Accumulated depreciation	(114,399)	(84,466)
Accumulated amortization	(12,335)	(8,722)

Net investment in real estate assets	1,837,043	1,336,662
Cash and cash equivalents	37,311	102,726
Interest and rent receivables	45,289	29,862
Straight-line rent receivables	35,860	33,993
Other loans	159,243	74,839
Other assets	64,140	43,792

Total Assets	$2,178,886	$1,621,874

LIABILITIES AND EQUITY
Liabilities
Debt, net	$1,025,160	$689,849
Accounts payable and accrued expenses	65,961	51,125
Deferred revenue	20,609	23,307
Lease deposits and other obligations to tenants	17,342	28,778

Total liabilities	1,129,072	793,059
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 136,335 shares at December 31, 2012 and 110,786 shares at December 31, 2011	136	111
Additional paid-in capital	1,295,916	1,055,256
Distributions in excess of net income	(233,494)	(214,059)
Accumulated other comprehensive loss	(12,482)	(12,231)
Treasury shares, at cost	(262)	(262)

Total Equity	1,049,814	828,815

Total Liabilities and Equity	$2,178,886	$1,621,874

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$123,080	$108,735	$80,270
Straight-line rent	7,982	5,379	1,165
Income from direct financing leases	21,728	—	—
Interest and fee income	48,607	21,370	26,589

Total revenues	201,397	135,484	108,024
Expenses
Real estate depreciation and amortization	33,545	30,896	20,897
Impairment charge	—	—	12,000
Property-related	1,495	738	4,381
Acquisition expenses	5,420	4,184	2,026
General and administrative	28,582	27,219	26,509

Total operating expenses	69,042	63,037	65,813

Operating income	132,355	72,447	42,211
Other income (expense)
Interest and other (expense) income	(1,662)	18	1,473
Earnings from equity and other interests	2,943	78	45
Debt refinancing costs	—	(14,214)	(6,716)
Interest expense	(58,243)	(43,810)	(33,984)

Net other expenses	(56,962)	(57,928)	(39,182)

Income from continuing operations	75,393	14,519	3,029
Income from discontinued operations	14,684	12,195	19,983

Net income	90,077	26,714	23,012
Net income attributable to non-controlling interests	(177)	(178)	(99)

Net income attributable to MPT common stockholders	$89,900	$26,536	$22,913

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.56	$0.12	$0.02
Income from discontinued operations attributable to MPT common stockholders	0.11	0.11	0.20

Net income attributable to MPT common stockholders	$0.67	$0.23	$0.22

Weighted average shares outstanding — basic	132,331	110,623	100,706

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.56	$0.12	$0.02
Income from discontinued operations attributable to MPT common stockholders	0.11	0.11	0.20

Net income attributable to MPT common stockholders	$0.67	$0.23	$0.22

Weighted average shares outstanding — diluted	132,333	110,629	100,708

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$90,077	$26,714	$23,012
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(251)	(8,590)	(3,641)

Total comprehensive income	89,826	18,124	19,371
Comprehensive income attributable to non-controlling interests	(177)	(178)	(99)

Comprehensive income attributable to MPT common stockholders	$89,649	$17,946	$19,272

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2009	—	$—	78,725	$79	$759,721	$(88,093)	$—	$(262)	$130	$671,575
Net income	—	—	—	—	—	22,913	—	—	99	23,012
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(3,641)	—	—	(3,641)
Stock vesting and amortization of stock-based compensation	—	—	700	—	6,616	—	—	—	—	6,616
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(115)	(115)
Extinguishment of convertible debt	—	—	—	—	(2,587)	—	—	—	—	(2,587)
Proceeds from offering (net of offering costs)	—	—	30,800	31	288,035	—	—	—	—	288,066
Dividends declared ($0.80 per common share)	—	—	—	—	—	(83,350)	—	—	—	(83,350)

Balance at December 31, 2010	—	$—	110,225	$110	$1,051,785	$(148,530)	$(3,641)	$(262)	$114	$899,576

Net income	—	—	—	—	—	26,536	—	—	178	26,714
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	—	(8,590)
Stock vesting and amortization of stock-based compensation	—	—	561	1	6,982	—	—	—	—	6,983
Purchase of non-controlling interest	—	—	—	—	(441)	—	—	—	(83)	(524)
Extinguishment of convertible debt	—	—	—	—	(3,070)	(2,431)	—	—	—	(5,501)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(209)	(209)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(89,634)	—	—	—	(89,634)

Balance at December 31, 2011	—	$—	110,786	$111	$1,055,256	$(214,059)	$(12,231)	$(262)	$—	$828,815

Net income	—	—	—	—	—	89,900	—	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	—	(251)
Stock vesting and amortization of stock-based compensation	—	—	854	1	7,636	—	—	—	—	7,637
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(177)	(177)
Proceeds from offering (net of offering costs)	—	—	24,695	24	233,024	—	—	—	—	233,048
Dividends declared ($0.80 per common share)	—	—	—	—	—	(109,335)	—	—	—	(109,335)

Balance at December 31, 2012	—	$—	136,335	$136	$1,295,916	$(233,494)	$(12,482)	$(262)	$—	$1,049,814

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Operating activities
Net income	$90,077	$26,714	$23,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,593	35,477	26,312
Amortization and write-off of deferred financing costs and debt discount	3,457	9,289	6,110
Premium on extinguishment of debt	—	13,091	3,833
Direct financing lease accretion	(3,104)	—	—
Straight-line rent revenue	(8,309)	(7,142)	(4,932)
Share-based compensation expense	7,637	6,983	6,616
Impairment charge	—	564	12,000
(Gain) loss from sale of real estate	(16,369)	(5,431)	(10,566)
Provision for uncollectible receivables and loans	—	1,499	2,400
Straight-line rent write-off	6,456	2,470	3,694
Payment of discount on extinguishment of debt	—	(4,850)	(7,324)
Other adjustments	538	1,058	(30)
Decrease (increase) in:
Interest and rent receivable	(17,261)	(6,118)	(5,490)
Other assets	91	142	(566)
Accounts payable and accrued expenses	9,201	5,354	(3,177)
Deferred revenue	(2,698)	170	8,745

Net cash provided by operating activities	105,309	79,270	60,637
Investing activities
Cash paid for acquisitions and other related investments	(621,490)	(278,963)	(137,808)
Net proceeds from sale of real estate	71,202	41,130	97,669
Principal received on loans receivable	10,931	4,289	90,486
Investment in loans receivable	(1,293)	(861)	(11,637)
Construction in progress	(44,570)	(22,999)	(6,638)
Other investments, net	(31,908)	(8,217)	(9,291)

Net cash (used for) provided by investing activities	(617,128)	(265,621)	22,781
Financing activities
Additions to term debt	300,000	450,000	148,500
Payments of term debt	(232)	(246,262)	(216,765)
Payment of deferred financing costs	(6,247)	(15,454)	(6,796)
Revolving credit facilities, net	35,400	89,600	(137,200)
Distributions paid	(103,952)	(89,601)	(77,087)
Lease deposits and other obligations to tenants	(11,436)	8,621	3,667
Proceeds from sale of common shares, net of offering costs	233,048	—	288,066
Other	(177)	(6,235)	(2,702)

Net cash provided by (used in) financing activities	446,404	190,669	(317)

Increase (decrease) in cash and cash equivalents for the year	(65,415)	4,318	83,101
Cash and cash equivalents at beginning of year	102,726	98,408	15,307

Cash and cash equivalents at end of year	$37,311	$102,726	$98,408

Interest paid, including capitalized interest of $1,596 in 2012, $896 in 2011, and $63 in 2010	$51,440	$38,463	$29,679
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$(14,592)	$—
Loan conversion to equity interest	1,648	—	—
Mortgage loan issued from sale of real estate	3,650	—	—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$—	$14,592	$—
Dividends declared, not paid	27,786	22,407	22,374

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$110,364	$105,505
Buildings and improvements	1,079,188	1,017,443
Construction in progress and other	38,339	30,903
Intangible lease assets	52,824	51,206
Real estate held for sale	—	59,793
Net investment in direct financing leases	314,412	—
Mortgage loans	368,650	165,000

Gross investment in real estate assets	1,963,777	1,429,850
Accumulated depreciation	(114,399)	(84,466)
Accumulated amortization	(12,335)	(8,722)

Net investment in real estate assets	1,837,043	1,336,662
Cash and cash equivalents	37,311	102,726
Interest and rent receivables	45,289	29,862
Straight-line rent receivables	35,860	33,993
Other loans	159,243	74,839
Other assets	64,140	43,792

Total Assets	$2,178,886	$1,621,874

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$1,025,160	$689,849
Accounts payable and accrued expenses	38,177	28,780
Deferred revenue	20,609	23,307
Lease deposits and other obligations to tenants	17,342	28,778
Payable due to Medical Properties Trust, Inc.	27,394	21,955

Total liabilities	1,128,682	792,669
Commitments and Contingencies
Capital
General partner — issued and outstanding — 1,357 units at December 31, 2012 and 1,107 units at December 31, 2011	10,630	8,418
Limited Partners:
Common units — issued and outstanding — 134,978 units at December 31, 2012 and 109,679 units at December 31, 2011	1,052,056	833,018
LTIP units — issued and outstanding — 221 units at December 31, 2012 and 150 units at December 31, 2011	—	—
Accumulated other comprehensive loss	(12,482)	(12,231)

Total Capital	1,050,204	829,205

Total Liabilities and Capital	$2,178,886	$1,621,874

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$123,080	$108,735	$80,270
Straight-line rent	7,982	5,379	1,165
Income from direct financing leases	21,728	—	—
Interest and fee income	48,607	21,370	26,589

Total revenues	201,397	135,484	108,024
Expenses
Real estate depreciation and amortization	33,545	30,896	20,897
Impairment charge	—	—	12,000
Property-related	1,495	738	4,381
Acquisition expenses	5,420	4,184	2,026
General and administrative	28,582	27,202	26,434

Total operating expense	69,042	63,020	65,738

Operating income	132,355	72,464	42,286
Other income (expense)
Interest and other income	(1,662)	18	1,473
Earnings from equity and other interests	2,943	78	45
Debt refinancing costs	—	(14,214)	(6,716)
Interest expense	(58,243)	(43,810)	(33,984)

Net other expenses	(56,962)	(57,928)	(39,182)

Income from continuing operations	75,393	14,536	3,104
Income from discontinued operations	14,684	12,195	19,983

Net income	90,077	26,731	23,087
Net income attributable to non-controlling interests	(177)	(178)	(99)

Net income attributable to MPT Operating Partnership partners	$89,900	$26,553	$22,988

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.56	$0.12	$0.02
Income from discontinued operations attributable to MPT Operating Partnership partners	0.11	0.11	0.20

Net income attributable to MPT Operating Partnership partners	$0.67	$0.23	$0.22

Weighted average units outstanding — basic	132,331	110,623	100,706

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.56	$0.12	$0.02
Income from discontinued operations attributable to MPT Operating Partnership partners	0.11	0.11	0.20

Net income attributable to MPT Operating Partnership partners	$0.67	$0.23	$0.22

Weighted average units outstanding — diluted	132,333	110,629	100,708

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$90,077	$26,731	$23,087
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(251)	(8,590)	(3,641)

Total comprehensive income	89,826	18,141	19,446
Comprehensive income attributable to non-controlling interests	(177)	(178)	(99)

Comprehensive income attributable to MPT Operating Partnership partners	$89,649	$17,963	$19,347

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2009	787	$6,717	77,938	$664,952	63	$73	$—	$130	$671,872

Net income	—	230	—	22,601	—	157	—	99	23,087
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(3,641)	—	(3,641)
Unit vesting and amortization of unit-based compensation	7	66	693	6,550	31	—	—	—	6,616
Proceeds from offering (net of offering costs)	308	2,882	30,492	285,184	—	—	—	—	288,066
Extinguishment of convertible debt	—	(26)	—	(2,560)	—	—	—	—	(2,586)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(115)	(115)
Distributions declared ($0.80 per unit)	—	(834)	—	(82,286)	—	(230)	—	—	(83,350)

Balance at December 31, 2010	1,102	$9,035	109,123	$894,441	94	$—	$(3,641)	$114	$899,949

Net income	—	265	—	26,020	—	268	—	178	26,731
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	(8,590)
Unit vesting and amortization of unit-based compensation	5	69	556	6,915	56	—	—	—	6,984
Extinguishment of convertible debt	—	(55)	—	(5,446)	—	—	—	—	(5,501)
Purchase of non-controlling interest	—	—	—	(442)	—	—	—	(83)	(525)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(209)	(209)
Distributions declared ($0.80 per unit)	—	(896)	—	(88,470)	—	(268)	—	—	(89,634)

Balance at December 31, 2011	1,107	$8,418	109,679	$833,018	150	$—	$(12,231)	$—	$829,205

Net income	—	899	—	88,733	—	268	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	(251)
Unit vesting and amortization of unit-based compensation	4	76	850	7,561	71	—	—	—	7,637
Proceeds from offering (net of offering costs)	246	2,331	24,449	230,717	—	—	—	—	233,048
Distributions to non-controlling interests	—	—	—	—	—	—	—	(177)	(177)
Distributions declared ($0.80 per unit)	—	(1,094)	—	(107,973)	—	(268)	—	—	(109,335)

Balance at December 31, 2012	1,357	$10,630	134,978	$1,052,056	221	$—	$(12,482)	$—	$1,050,204

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Operating activities
Net income	$90,077	$26,731	$23,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,593	35,477	26,312
Amortization and write-off of deferred financing costs and debt discount	3,457	9,289	6,110
Premium on extinguishment of debt	—	13,091	3,833
Straight-line rent revenue	(8,309)	(7,142)	(4,932)
Direct financing lease interest accretion	(3,104)	—	—
Unit-based compensation expense	7,637	6,983	6,616
Impairment charge	—	564	12,000
(Gain) loss from sale of real estate	(16,369)	(5,431)	(10,566)
Provision for uncollectible receivables and loans	—	1,499	2,400
Straight-line rent write-off	6,456	2,470	3,694
Payment of discount on extinguishment of debt	—	(4,850)	(7,324)
Other adjustments	538	1,058	(30)
Decrease (increase) in:
Interest and rent receivable	(17,261)	(6,118)	(5,490)
Other assets	91	142	(566)
Accounts payable and accrued expenses	9,201	5,337	(3,252)
Deferred revenue	(2,698)	170	8,745

Net cash provided by operating activities	105,309	79,270	60,637
Investing activities
Cash paid for acquisitions and other related investments	(621,490)	(278,963)	(137,808)
Net proceeds from sale of real estate	71,202	41,130	97,669
Principal received on loans receivable	10,931	4,289	90,486
Investment in loans receivable	(1,293)	(861)	(11,637)
Construction in progress	(44,570)	(22,999)	(6,638)
Other investments, net	(31,908)	(8,217)	(9,291)

Net cash (used for) provided by investing activities	(617,128)	(265,621)	22,781
Financing activities
Proceeds from term debt, net of discount	300,000	450,000	148,500
Payments of term debt	(232)	(246,262)	(216,765)
Payment of deferred financing costs	(6,247)	(15,454)	(6,796)
Revolving credit facilities, net	35,400	89,600	(137,200)
Distributions paid	(103,952)	(89,601)	(77,087)
Lease deposits and other obligations to tenants	(11,436)	8,621	3,667
Proceeds from sale of units, net of offering costs	233,048	—	288,066
Other	(177)	(6,235)	(2,702)

Net cash provided by (used in) financing activities	446,404	190,669	(317)

Increase (decrease) in cash and cash equivalents for the year	(65,415)	4,318	83,101
Cash and cash equivalents at beginning of year	102,726	98,408	15,307

Cash and cash equivalents at end of year	$37,311	$102,726	$98,408

Interest paid, including capitalized interest of $1,596 in 2012, $896 in 2011, and $63 in 2010	$51,440	$38,463	$29,679
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$(14,592)	$—
Loan conversion to equity interest	1,648	—	—
Mortgage loan issued from sale of real estate	3,650	—	—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$—	$14,592	$—
Dividends declared, not paid	27,786	22,407	22,374

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist. MPT Finance Corporation is a wholly owned subsidiary of the Operating Partnership and was formed for the sole purpose of being a co-issuer of some of the Operating Partnership’s indebtedness. MPT Finance Corporation has no substantive assets or operations.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants (which we refer to as RIDEA investments), from time to time, in order to enhance our overall return. We manage our business as a single business segment.

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

At December 31, 2012, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities (including but not limited to Ernest, Monroe and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$272,454	Mortgage and other loans	$228,831
Equity investments	$ 18,293	Other assets	$5,341

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2012, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to influence (but not control) are typically accounted for by the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses are included in our consolidated results of operations, and we have elected to record our share of such investee’s earnings or losses on a 90-day lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other — than — temporary, an impairment is recorded.

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

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We may also receive additional rent (contingent rent) under some leases when the U.S. Department of Labor consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

We use direct finance lease accounting (“DFL”) to record rent on certain leases deemed to be financing leases rather than operating leases. For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. Unearned income represents the net investment in the DFL, less the sum of minimum lease payments receivable and the estimated residual values of the leased properties. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

In instances where we have a profits or equity interest in our tenant’s operations, we record revenue equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

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

Commitment fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue and recognized as income over the life of the loan using the interest method.

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

We measure the aggregate value of other lease intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months. depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

Construction in progress includes the cost of land, the cost of construction of buildings, improvements and fixed equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress. We commence capitalization of costs associated with a development project when the development of the future asset is probable and activities necessary to get the underlying property ready for its intended use have been initiated. We stop the capitalization of costs when the property is substantially complete and ready for its intended use.

Depreciation is calculated on the straight-line method over the weighted average useful lives of the related real estate and other assets, as follows:

Buildings and improvements	37.4 years
Tenant lease intangibles	15.7 years
Leasehold improvements	21.9 years
Furniture, equipment and other	9.5 years

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to,: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant’s operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue and patient mix; and the effect of evolving healthcare regulations on tenant’s profitability and liquidity.

Losses from Operating Lease Receivables:  We utilize the information above along with the tenant’s payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from existing collateral, if any.

Losses on DFL Receivables:  Allowances are established for DFLs based upon an estimate of probable losses for the individual DFLs deemed to be impaired. DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the lease. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the DFL’s effective interest rate, fair value of collateral, and other relevant factors, as appropriate. DFLs are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, we generally account for the DFLs on a cash basis, in which income is recognized only upon receipt of cash.

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

Income Taxes: We conduct our business as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (“CVT”), along with 25 others, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they make loans to and/or investments in our lessees.

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

Deferred Costs: Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. External costs incurred in connection with anticipated financings and refinancings of debt are generally capitalized as deferred financing costs in other assets and amortized over the lives of the related loans as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan (interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are recognized as a reduction in interest income over the life of the loan.

Derivative Financial Investments and Hedging Activities: During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

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

Exchangeable Senior Notes: In 2008, we issued exchangeable senior notes that, based upon the occurrence of specified events, are exchangeable for cash up to their principal amount and our common shares for the remainder of the exchange value in excess, if any, of the principal amount. The initial proceeds from the issuance of the exchangeable senior notes are required to be allocated between a liability component and an equity component such that the interest expense on the exchangeable senior notes is not recorded at the stated rate of interest but rather at an effective rate that reflects our borrowing rate on conventional debt at the date of issuance. We calculate the liability component of the exchangeable senior notes based on the present value of the contractual cash flows discounted at a comparable market rate for conventional debt at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable senior notes that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. The liability component of the exchangeable senior notes is reported net of discounts on our consolidated balance sheets. We calculate the equity component of the exchangeable senior notes based on the difference between the initial proceeds received from the issuance of the exchangeable senior notes and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable senior notes between the liability and the equity components based on their relative values.

Fair Value Measurement: We measure and disclose the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

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

We measure fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis. When available, we utilize quoted market prices from an independent third party source to determine fair value and classify such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, we consistently apply the dealer (market maker) pricing estimate and classify the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by us include discounted cash flow and Monte Carlo valuation models. We also consider our counterparty’s and own credit risk on derivatives and other liabilities measured at their estimated fair value.

Fair Value Option Election: For our equity interest in Ernest and related loans (as more fully described in Note 3), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interest or loans made in or prior to 2012.

Recent Accounting Developments: In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. We do not expect the adoption of ASU 2013-02 on January 1, 2013 to have an impact on its consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The adoption of ASU 2012-02 on January 1, 2013, did not have an impact on our consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2012 consolidated financial statement presentation. Assets sold or held for sale have been reclassified to Real Estate Held for Sale on the consolidated balance sheets and related operating results have been reclassified from continuing operations to discontinued operations (see Note 11).

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2012	2011	2010
Assets Acquired	(in thousands)
Land	$518	$19,705	$8,227
Building	8,942	220,769	119,626
Intangible lease assets — subject to amortization (weighted average useful life 15.0 years in 2012 and 13.9 years in 2011)	1,040	20,630	9,955
Net investments in direct financing leases	310,000	—	—
Mortgage loans	200,000	—	—
Other loans	95,690	27,283	—
Equity investments	5,300	5,168	—

Total assets acquired	$621,490	$293,555	$137,808
Total liabilities assumed	—	(14,592)	—

Net assets acquired	$621,490	$278,963	$137,808

2012 Activity

On February 29, 2012, we made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, an acquisition loan for $93.2 million and an equity contribution of $3.3 million (“Ernest Transaction”).

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

Acquisition Loan and Equity Contribution

Through an affiliate of one of our TRSs, we made investments of approximately $96.5 million in Ernest Health Holdings, LLC (“Ernest Holdings”), which is the owner of Ernest. These investments, which are structured as a $93.2 million loan and a $3.3 million equity contribution generally provide that we will receive a preferential return of 15% of the loan amount and approximately 79% of the remaining earnings of Ernest. Ernest is required to pay us a minimum of 6% and 7% of the loan amount in years one and two, respectively, and 10% thereafter, although there are provisions in the loan agreement that are expected to result in full payment of the 15% preference when funds are sufficient. Any of the 15% in excess of the minimum that is not paid will be accrued and paid upon the occurrence of a capital or liquidity event and is payable at maturity. The loan may be prepaid without penalty at any time.

On July 3, 2012, we funded a $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. Centinela is a 369 bed acute care facility that is operated by Prime. This mortgage loan is cross-defaulted with other mortgage loans to Prime and certain master lease agreements. The initial term of this mortgage loan runs through 2022.

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

On December 14, 2012, we acquired the real estate of a 40 bed long-term acute care hospital in Hammond, Louisiana for $10.5 million and leased the facility to the operator under a 15-year lease, with three five-year extension options. The rent escalates annually based on consumer price indexed increases. As part of this transaction, we made a secured working capital loan of $2.0 million as well as a revolving loan of up to $2.5 million. In addition, we made a $2.0 million equity investment for a 25% equity ownership in the operator of this facility.

From the respective acquisition dates, these 2012 acquisitions contributed $46.3 million and $46.1 million of revenue and income (excluding related acquisition expenses) for the period ended December 31, 2012. In addition, we incurred $5.4 million of acquisition related expenses in 2012, of which $5.1 million related to acquisitions consummated as of December 31, 2012.

2011 Activity

On January 4, 2011, we acquired the real estate of the 19-bed, 4-year old Gilbert Hospital in a suburb of Phoenix, Arizona area for $17.1 million. Gilbert Hospital is operated by affiliates of Visionary Health, LLC, the same group that operates our Florence, Arizona facility. We acquired this asset subject to an existing lease that expires in May 2022. The lease contains three five-year extension options, and the rent escalates annually at 2.5%.

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

On February 14, 2011, we completed the acquisition of the Northland LTACH Hospital located in Kansas City, a 35-bed hospital that opened in April 2008 and has a lease that expires in 2028. The lease contains three five-year extension options, and the rent increases annually at 2.75%. This hospital is currently being operated by Kindred Healthcare Inc. The purchase price of this hospital was $19.5 million, which included the assumption of a $15 million existing mortgage loan that matures in January 2018.

On July 18, 2011, we acquired the real estate of the 40-bed Vibra Specialty Hospital of DeSoto in Desoto, Texas for $13.0 million. This long-term acute care facility is leased to a subsidiary of Vibra for a fixed term of 15 years with three five-year extension options. Rent escalates annually based on consumer priced indexed increases. In addition, we made a $2.5 million equity investment in the operator of this facility for a 25% equity ownership.

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

On October 14, 2011, we entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. The three facilities are subject to a master lease structure with an initial term of 15 years and three five-year extension options. Rent escalates annually based on consumer priced indexed increases and to be not less than one percent or greater than three percent. See section titled “Development Activities” for update on the status of these properties.

On November 4, 2011, we made investments in Hoboken University Medical Center in Hoboken, New Jersey, a 350-bed acute care facility. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of an 100% ownership of the real estate, a secured working capital loan of up to $20.0 million ($15.1 million outstanding at December 31, 2012), and the purchase of a $5.0 million convertible note, which provides us with the option to acquire up to 25% of the hospital operator. The lease with the tenant has an initial term of 15 years, contains six five-year extension options, and the rent escalates annually based on consumer price indexed increases.

From the respective acquisition dates in 2011 through that year-end, these 2011 acquisitions contributed $21.2 million of revenue and $14.1 million of income (excluding related acquisition expenses). In addition, we incurred $4.2 million in acquisition related expenses in 2011, of which $1.9 million related to acquisitions consummated as of December 31, 2011.

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

From the respective acquisition dates in 2010 through that year-end, these 2010 acquisitions contributed $4.3 million of revenue and $3.4 million of income. In addition, we incurred approximately $2.0 million in acquisition related expenses in 2010, of which approximately $1.1 million related to acquisitions consummated as of December 31, 2010.

The results of operations for each of the properties acquired in 2012 and 2011 are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2012 and 2011, as if each acquisition was consummated on the same terms at the beginning of 2011 and 2010, respectively. Supplemental pro forma earnings were adjusted to exclude $5.1 million and $1.9 million of acquisition-related costs on these consummated deals incurred during 2012 and 2011, respectively (dollar amounts in thousands except per share/unit data).

	2012	2011
	(Amounts in thousands except per share/unit amounts)
Total revenues	$224,796	$213,642
Net income	113,450	81,744
Net income per share/unit	$0.84	$0.60

Development Activities

On December 20, 2012, we entered into an agreement to finance the development of and lease an acute care facility in Altoona, Wisconsin for $33.5 million, which will be leased to an affiliate of National Surgical Hospitals. The facility is expected to be completed in the first quarter of 2014. We have funded $0.3 million through the end of 2012.

On October 1, 2012, we agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. The estimated cost for the development is $18 million, and the construction is expected to be completed by the third quarter of 2013. We have funded $3.7 million through the end of 2012.

On June 13, 2012, we entered into an agreement with Ernest to fund the development of and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. Total development cost is expected to be $16.6 million and the facility is set to open in the 2013 first quarter. We have funded $13.3 million through the end of 2012.

On May 4, 2012, we amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term to 2028, and we agreed to develop and lease a 26-bed facility next to the existing facility. The facilities will be operated as separate LTACH and rehabilitation hospitals. Total development cost of the new facility is estimated to be $9.4 million and it is expected to be completed in the third quarter of 2013. We have funded $1.9 million through the end of 2012.

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

On October 1, 2012, we received a certificate of occupancy for one of the Emerus facilities. With this, we started recognizing and collecting rent in October 2012. Land and building costs associated with this property approximate $7.6 million. We expect the remaining facilities to be completed in the 2013 first quarter. Estimated remaining total development costs for the remaining two facilities approximate $3.7 million and $3.1 million. Through the end of 2012, $8.1 million and $10.9 million have been funded on those two properties.

In regard to our Twelve Oaks facility, re-development efforts continue; however approximately 55% of this facility became partially occupied as of February 20, 2013.

Disposals

On December 27, 2012, we sold our Huntington Beach facility for $12.5 million, resulting in a gain of $1.9 million. Due to this sale, we wrote-off $0.7 million of straight-line rent receivable.

During the third quarter of 2012, we entered into a definitive agreement to sell the real estate of two LTACH facilities, Thornton and New Bedford, to Vibra for total cash proceeds of $42 million. The sale of Thornton was completed on September 28, 2012, resulting in a gain of $8.4 million. Due to this sale, we wrote-off $1.6 million in straight-line rent receivables. The sale of New Bedford was completed on October 22, 2012, resulting in a gain of $7.2 million. Associated with this sale, we wrote-off $4.1 million in straight-line rent receivables in the fourth quarter 2012.

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

In the fourth quarter 2010, we sold the real estate of our Montclair Hospital, an acute care medical centers to Prime for proceeds of $20.0 million. We realized a gain on the sale of $2.2 million. Due to this sale, we wrote-off $1.0 million in straight-line rent receivables.

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

Intangible Assets

At December 31, 2012 and 2011, our intangible lease assets were $52.8 million ($40.5 million, net of accumulated amortization) and $51.2 million ($42.5 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $3.9 million, $5.2 million, and $3.2 million in 2012, 2011, and 2010, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:
2013	$3,351
2014	3,286
2015	3,097
2016	3,055
2017	3,046

As of December 31, 2012, capitalized lease intangibles have a weighted average remaining life of 14.1 years.

Leasing Operations

All of our leases are accounted for as operating leases except we are accounting for the master lease of 12 Ernest facilities and our Roxborough and Reno facilities as DFLs. The components of our net investment in DFLs consisted of the following (dollars in thousands):

As of December 31, 2012
Minimum lease payments receivable	$1,277,923
Estimated residual values	201,283
Less unearned income	(1,164,794)

Net investment in direct financing leases	$314,412

Minimum rental payments due to us in future periods under operating leases and DFL, which have non-cancelable terms extending beyond one year at December 31, 2012, are as follows: (amounts in thousands)

	Total Under Operating Leases	Total Under DFL	Total
2013	$119,602	$30,071	$149,673
2014	118,150	30,672	148,822
2015	115,535	31,285	146,820
2016	115,976	31,911	147,887
2017	115,523	32,549	148,072
Thereafter	811,528	393,545	1,205,073

	$1,396,314	$550,033	$1,946,347

On July 3, 2012, we entered into master lease agreements with certain subsidiaries of Prime, which replaced the then current leases with the same tenants covering the same properties. The master leases are for 10 years and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements. However, the annual escalators, which in the prior leases were limited, have been increased to reflect 100% of consumer price index increases, along with a minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment.

In the 2011 fourth quarter, we consented to the sale by Vibra of its Dallas LTACH, for which we own the real estate to an affiliate of LifeCare Reit 2, Inc. (“LifeCare”) and LifeCare executed a restated lease agreement. As a result of this transaction, we wrote off the related straight line rent receivables of $1.3 million and accelerated the amortization of the related lease intangibles resulting in $0.6 million of expense in the 2011 fourth quarter.

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

In January 2009, the then-operator of our Bucks County facility gave notice of its intentions to close the facility. Although we were able to re-lease the facility in July 2009, we were owed outstanding rent from the previous owner. In the 2010 fourth quarter, we agreed to settle our $3.8 million claim of unpaid rent for $1.4 million resulting in a $2.4 million charge to earnings.

In the 2010 second quarter, Prime paid us $12 million in additional rent related to our Redding property. Of this $12 million in additional rent, $5.0 million has been recognized in income from lease inception through December 31, 2012, (including $1.2 million in each of 2012, 2011 and 2010) and we expect to recognize the remaining $7.0 million into income over the remainder of the initial lease term.

Monroe Facility

As of December 31, 2012, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including $1.3 million in advances during 2012. In addition, as of December 31, 2012, we have $20.1 million of rent, interest and other charges owed to us by the operator, of which $5.8 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled rent since 2010.

At December 31, 2012, our net investment (exclusive of the related real estate) of approximately $38 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $0.4 million, (iii) our assessment of the realizable value of our other collateral and (iv) continued improvement in operational revenue statistics compared to previous years. However, no assurances can be made that we will not have additional charges for further impairment of our working capital loan in the future.

On September 4, 2012, Monroe Hospital entered into a four-year agreement with St. Vincent Health, Inc. whereby St. Vincent will manage the operations of the hospital. At the same time we agreed with St. Vincent to exclusively negotiate the terms of a possible sale or lease of the hospital real estate by the end of such four year term. St. Vincent is a member of Ascension Health, the largest Catholic health care system in the country. However, there is no assurance that we will reach a satisfactory agreement with St.Vincent, and St. Vincent has certain rights to terminate the management agreement during the four year term.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2012		As of December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$368,650	10.0%	$165,000	10.2%
Other loans	159,243	13.2%	74,839	10.5%

	$527,893		$239,839

Our mortgage loans cover 9 of our properties with three operators. The increase from 2011 is primarily related to the $100 million loan to Ernest and $100 million to Prime for the Centinela property.

Including our working capital loans to Monroe, our other loans typically consist of loans to our tenants for acquisitions and working capital purposes. Our $93.2 million acquisition loan with Ernest and our Hoboken convertible loan are also included in other loans.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.6 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At December 31, 2012, $3.4 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into an additional 15.1% equity interest in the operator.

Concentration of Credit Risks

For the year ended December 31, 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.6% of total revenue. From an investment concentration perspective, Ernest represented 18.2% of our total assets at December 31, 2012.

For the years ended December 31, 2012 and 2011, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 27.3% and 30.8%, respectively, of total revenue. From an investment concentration perspective, Prime represented 27.9% and 25.3% of our total assets at December 31, 2012 and December 31, 2011, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of December 31, 2012.

From a geographic perspective, all of our properties are located in the United States with 24.0% of our total assets at December 31, 2012 located in California.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $54.3 million, $5.5 million and $1.8 million in 2012, 2011 and 2010, respectively.

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2012		As of December 31, 2011
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facilities	$125,000	Variable	$89,600	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	—
Exchangeable senior notes
Principal amount	11,000	9.250%	11,000	9.250%
Unamortized discount	(37)		(180)

	10,963		10,820

Term loans	114,197	Various	14,429	6.200%

	$1,025,160		$689,849

As of December 31, 2012, principal payments due on our debt (which exclude the effects of any discounts recorded) are as follows:

2013	$11,249
2014	265
2015	125,283
2016	225,299
2017	320
Thereafter	662,781

Total	$1,025,197

To help fund the 2012 acquisitions disclosed in Note 3, on February 17, 2012, we completed a $200 million offering of senior unsecured notes (“2012 Senior Unsecured Notes”), resulting in net proceeds, after underwriting discount, of $196.5 million. These 2012 senior unsecured notes accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. The 2012 Senior Unsecured Notes include covenants substantially consistent with our 2011 Senior Unsecured Notes. In addition, on March 9, 2012, we closed on a $100 million senior unsecured term loan facility (“2012 Term Loan”).

In April 2011, our Operating Partnership and a wholly-owned subsidiary of our Operating Partnership closed on an offering of $450 million unsecured senior notes (“2011 Senior Unsecured Notes”) and used proceeds for general corporate purposes including paying off shorter-term debt. In the 2011 third quarter, we used proceeds from our 2011 senior unsecured notes offering to repurchase 86.6% of the outstanding 9.25% exchangeable senior notes due 2013 at a weighted average price of 118.4% of the principal amount (or $84.1 million) plus accrued and unpaid interest pursuant to a cash tender offer. In connection with these 2011 refinancing activities, we recognized charges of $14.2 million related to the write-off of previously deferred loan costs and discounts associated with the payoff of the debt instruments noted above.

Revolving Credit Facilities

In March 2012, we exercised the $70 million accordion feature on our unsecured revolving credit facility, increasing the capacity from $330 million to $400 million. The unsecured revolving credit facility matures in October 2015. The interest rate is (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 1.60%, but that is adjustable from 1.60% to 2.40% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.60%, but that is adjustable from 2.60% to 3.40% based on current total leverage. Interest rate spread was 2.85% at December 31, 2012 and 2011. In addition to interest expense, we are required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.375% to 0.500% per year. At December 31, 2012 and 2011, our outstanding balance on the revolving credit facility was $125 million and $50 million, respectively. At December 31, 2012, our availability under our revolving credit facility was $275 million. The weighted average interest rate on this facility was 3.2% for 2012 and 2011, respectively.

In June 2007, we signed a collateralized revolving bank credit facility for up to $42 million. The terms were for five years with interest at the 30-day LIBOR plus 1.50% (1.80% at December 31, 2011). This facility had an outstanding balance of $39.6 million at December 31, 2011 and the facility expired in June 2012. At December 31, 2011, we had $0 million of availability under this revolving credit facility. The weighted-average interest rate on this revolving bank credit facility was 1.8% and 1.6% for 2012 and 2011, respectively.

2012 Senior Unsecured Notes

On February 17, 2012, we completed a $200 million offering of senior unsecured notes (“2012 Senior Unsecured Notes”), resulting in net proceeds, after underwriting discount, of $196.5 million. These 2012 senior unsecured notes accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. Interest on these notes is payable semi-annually on February 15 and August 15 of each year. We may redeem some or all of the 2012 Senior Unsecured Notes at any time prior to February 15, 2017 at a “make-whole” redemption price. On or after February 15, 2017, we may redeem some or all of the 2012 Senior Unsecured Notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. The 2012 Senior Unsecured Notes are guaranteed, jointly and severally, on an unsecured basis, by certain subsidiary guarantors. In the event of a Change of Control, each holder of the 2012 senior unsecured notes may require us to repurchase some or all of its 2012 senior unsecured notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

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

2006 Senior Unsecured Notes

During 2006, we issued $125.0 million of Senior Unsecured Notes (the “2006 Senior Unsecured Notes”). The 2006 Senior Unsecured Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). One of the issuances of 2006 Senior Unsecured Notes totaling $65.0 million paid interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and can be called at par value by us at any time. This portion of the 2006 Senior Unsecured Notes matures in July 2016. The remaining issuances of Senior Unsecured Notes paid interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and can also called at par value by us at any time. These remaining notes mature in October 2016.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million Senior Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2012 and 2011, the fair value of the interest rate swaps was $12.5 million and $12.2 million, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effects earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2012 and therefore, there was no income statement effect recorded during the years ended December 31, 2012, 2011, and 2010. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months.

As noted above under the heading “Revolving Credit Facilities”, our revolving credit facility went unsecured as of the end of June 2011. This change triggered a collateral posting event under our interest rate swap. At December 31, 2012 and 2011, we have posted $6.6 million and $6.3 million of collateral, respectively, which is reflected in other assets on our consolidated balance sheets.

Exchangeable Senior Notes

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of the 2008 Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The 2008 Exchangeable Notes pay interest semi-annually at a rate of 9.25% per annum and mature on April 1, 2013. The 2008 Exchangeable Notes have an initial exchange rate of 80.8898 shares of our common stock per $1,000 principal amount, representing an exchange price of $12.36 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The 2008 Exchangeable Notes are exchangeable prior to the close of business on the second day immediately preceding the stated maturity date at any time beginning on January 1, 2013, and also upon the occurrence of specified events, for cash up to their principal amounts and our common shares for the remainder of the exchange value in excess of the principal amount. The 2008 Exchangeable Notes are senior unsecured obligations of the Operating Partnership, guaranteed by us.

In July 2011, we used a portion of the proceeds from the 2011 senior unsecured notes to repurchase 85% of the outstanding 2008 Exchangeable Notes at a price of 118.5% of the principal amount plus accrued and unpaid interest (or $84.2 million) pursuant to a cash tender offer. Additionally, in August 2011, we repurchased $1.5 million of the outstanding 2008 Exchangeable Notes in the open market. The outstanding aggregate principal amount of the 2008 Exchangeable Notes is $11.0 million as of December 31, 2012.

Term Loans

As noted previously, we closed on the 2012 Term Loan for $100 million on March 9, 2012 (“2012 Term Loan”). The 2012 Term Loan facility has an interest rate option of (1) LIBOR plus an initial spread of 2.25% or

(2) the higher of the “prime rate”, federal funds rate plus 0.5%, or Eurodollar rate plus 1.0%, plus an initial spread of 1.25%. The interest rate in effect at December 31, 2002 was 2.47%. The 2012 Term Loan facility is scheduled to mature on March 9, 2016, but we have the option to extend the facility one year to March 9, 2017.

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium. At December 31, 2012, the remaining balance on this term loan was $14.2 million. The loan was collateralized by one real estate property with a net book value of $17.2 million and $17.6 million at December 31, 2012 and 2011, respectively.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the year ending December 31, 2012, the dividend restriction was 105% of normalized adjusted FFO. Thereafter, a similar dividend restriction exists but the percentage drops each quarter until reaching 95% at June 30, 2013 and thereafter. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2012, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. For 2012, 2011 and 2010, we recorded tax expense of $0.1 million, $0.1 million and $1.6 million, respectively.

At December 31, 2012 and 2011, we had a net deferred tax asset (prior to valuation allowance) of $8.5 million and $8.7 million respectively. This net deferred tax asset was partially generated by federal and state net operating loss carry forwards (“NOLs”) at our MDS TRS. At December 31, 2012, we had U.S. federal and state NOLs of $10.6 million and $10.8 million, respectively, that expire in 2020 through 2031.

Based on the historical losses and without consideration of future new sources of profitability, there is insufficient evidence at present that MDS will generate enough taxable income to use the federal and state net operating losses noted above within the carry forward period specified by law. Therefore, we continue to fully reserve for the net deferred tax asset. At December 31, 2012 and 2011, the valuation allowance was $8.5 million and $8.9 million, respectively. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new working capital loans, equity investments or other transactions), we will adjust this valuation allowance accordingly.

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

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2012	2011	2010
Common share distribution	$0.800000	$0.800000	$0.800000
Ordinary income	0.601216	0.300844	0.388128
Capital gains(1)	0.117584	0.031396	0.027724
Unrecaptured Sec. 1250 gain	0.086976	0.031396	0.022784
Return of capital	0.081200	0.467760	0.384148
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

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

6.	Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$75,393	$14,519	$3,029
Non-controlling interests’ share in continuing operations	(177)	(178)	(99)
Participating securities’ share in earnings	(886)	(1,090)	(1,254)

Income from continuing operations, less participating securities’ share in earnings	74,330	13,251	1,676
Income from discontinued operations attributable to MPT common stockholders	14,684	12,195	19,983

Net income, less participating securities’ share in earnings	$89,014	$25,446	$21,659

Denominator:
Basic weighted-average common shares	132,331	110,623	100,706
Dilutive stock options	2	6	2

Diluted weighted-average common shares	132,333	110,629	100,708

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$75,393	$14,536	$3,104
Non-controlling interests’ share in continuing operations	(177)	(178)	(99)
Participating securities’ share in earnings	(886)	(1,090)	(1,254)

Income from continuing operations, less participating securities’ share in earnings	74,330	13,268	1,751
Income from discontinued operations attributable to MPT Operating Partnership partners	14,684	12,195	19,983

Net income, less participating securities’ share in earnings	$89,014	$25,463	$21,734

Denominator:
Basic weighted-average units	132,331	110,623	100,706
Dilutive options	2	6	2

Diluted weighted-average units	132,333	110,629	100,708

For each of the years ended December 31, 2012, 2011, and 2010, approximately 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. Shares/units that may be issued in the future in accordance with our exchangeable senior notes were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

7.	Stock Awards

Stock Awards

We have adopted the Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 1,489,812 shares remain available for future stock awards as of December 31, 2012. The Equity Incentive Plan contains a limit of 1,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan:

Stock Options.

At December 31, 2012, we had 60,000 options outstanding and exercisable, with a weighted-average exercise price of $10.00 per option. The intrinsic value of options exercisable and outstanding at December 31, 2012, is $-0-. In 2012, 50,000 options forfeited and 20,000 options were settled for cash in 2011. No options were granted or exercised in 2012, 2011, or 2010. The weighted average remaining contractual term of options exercisable and outstanding is 1.6 years.

Restricted Equity Awards

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service over periods that range from three to seven years. Service based awards are valued at the average price per share of common stock on the date of grant. In 2012, 2011, 2010, and 2007, the Compensation Committee granted awards to employees which vest based on us achieving certain performance levels, stock price levels, total shareholder return or comparisons to peer total return indices. Generally, dividends are not paid on these performance awards until the award is earned. See below for details of such grants:

-	2012 performance awards - The 2012 performance awards were granted in three parts:
1)	Approximately 30% of the 2012 performance awards are based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.93%; expected volatility of 34%; expected dividend yield of 8.6%; and expected service period of 4 years.
2)

Approximately 35% of the 2012 performance awards are based on us achieving a cumulative total shareholder return from January 1, 2012 to December 31, 2014. The minimum total shareholder return needed to earn a portion of this award is 27% with 100% of the award earned if our total shareholder return reaches 35%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.43%; expected volatility of 35%; expected dividend yield of 8.6%; and expected service period of 5 years.
3)	The remainder of the 2012 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2012 to December 31, 2014. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.43%; expected volatility of 35%; expected dividend yield of 8.6%; and expected service period of 5 years.

There were 92,094 of the 2012 performance awards earned in 2012. At December 31, 2012, we have 804,547 of 2012 performance awards remaining to be earned.

-	2011 performance awards - The 2011 performance awards were granted in three parts:
1)	Approximately 30% of the 2011 performance awards are based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2015. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 2.07%; expected volatility of 33%; expected dividend yield of 8.5%; and expected service period of 4 years.
2)	Approximately 18% of the 2011 performance awards are based on us achieving a cumulative total shareholder return from January 1, 2011 to December 31, 2013. The minimum total shareholder return needed to earn a portion of this award is 27% with 100% of the award earned if our total shareholder return reaches 39%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.
3)	The remainder of the 2011 performance awards will be earned if our total shareholder return outpaces that of the Index over the cumulative period from January 1, 2011 to December 31, 2013. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 12% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.

There were 147,256 of the 2011 performance awards earned in 2012, but none in 2011. At December 31, 2012, we have 684,851 of 2011 performance awards remaining to be earned

-	2010 performance awards - The 2010 performance awards are based on us achieving a simple 9.5% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2014. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 2.60%; expected volatility of 42%; expected dividend yield of 8.5%; and expected service period of 4 years. There were 60,866 of the 2010 performance awards earned in 2010; with the remaining 121,733 earned in 2012. Because these awards were earned and vested quicker than we had expected, we were required to record an additional $0.4 million of stock compensation expense in the 2012 fourth quarter.

-	2007 performance awards - The 2007 performance awards were granted under our 2007 Multi-year Incentive Plan and consist of two components: core performance awards (“CPRE”) and superior performance awards (“SPRE”). The CPRE awards vest annually and ratably over a seven-year period beginning December 31, 2007, contingent upon our achievement of a simple 9% annual total return to shareholders (prorated to 7.5% for the first vesting period ending December 31, 2007). In years in which the annual total return exceeds 9%, the excess return may be used to earn CPRE awards not earned in a prior or future year. SPRE awards were to be earned based on achievement of specified share price thresholds during the period beginning March 1, 2007 through December 31, 2010, and were to vest annually and ratably over the subsequent three-year period (2011-2013). At December 31, 2010, the share price thresholds were not met. Accordingly, in accordance with the SPRE award agreements, 33.334% of the SPRE awards were earned as we performed at or above the 50th percentile of all real estate investment trusts included in the Morgan Stanley REIT Index in terms of total return to shareholders over the same period. The other 66.666% of the SPRE awards were deemed forfeited.

In 2012, 79,283 of the CPRE awards were earned, but none in 2011. At December 31, 2012, we have 317,143 of CPRE awards remaining to be earned.

The following summarizes restricted equity awards activity in 2012 and 2011, respectively:

For the Year Ended December 31, 2012:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	603,980	$11.02	1,511,397	$7.21
Awarded	275,464	$10.14	902,359	$5.16
Vested	(410,261)	$10.78	(513,693)	$8.62
Forfeited	(2,300)	$10.24	(20,174)	$4.59

Nonvested awards at end of year	466,883	$10.72	1,879,889	$5.87

For the Year Ended December 31, 2011:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	783,305	$10.43	828,409	$8.70
Awarded	292,803	$10.76	853,656	$5.72
Vested	(453,980)	$9.89	(163,575)	$6.87
Forfeited	(18,148)	$9.70	(7,093)	$9.32

Nonvested awards at end of year	603,980	$11.02	1,511,397	$7.21

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2012, 2011 and 2010, we recorded $7.6 million, $7.0 million, and $6.6 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2012, is $10.1 million and will be recognized over a weighted average period of 2.5 years. Restricted equity awards which vested in 2012, 2011, and 2010 had a value of $9.2 million, $6.1 million, and $6.1 million, respectively.

8.	Commitments and Contingencies

Commitments

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. These ground leases are long-term leases (almost all having terms for approximately 50 years or more), some contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2012, 2011 and 2010, respectively, were $2,195,835, $1,994,565, and $989,170, which was offset by sublease rental income of $492,095, $443,829, and $520,090 for 2012, 2011, and 2010, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2012 are as follows: (amounts in thousands)

2013	$2,344
2014	2,119
2015	2,218
2016	2,233
2017	2,239
Thereafter	41,799

$52,952

The total amount to be received in the future from non-cancellable subleases at December 31, 2012, is $35.5 million.

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

In April 2010, we completed a public offering of 26 million shares of common stock at $9.75 per share. Including the underwriters’ purchase of 3.9 million additional shares to cover over allotments, net proceeds from the offering, after underwriting discount and commissions, were $279.1 million. We used the net proceeds from the offering to fund debt refinancing activities and for general corporate purposes including funding acquisitions during 2010.

In November 2009, we put an at-the-market equity offering program in place, giving us the ability to sell up to $50 million of stock. During the first quarter of 2010, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $10.77 per share, for total proceeds, net of a 2% sales commission, of $9.5 million. During the fourth quarter 2012, we sold 1.1 million shares of our common stock under our at-the-market equity offering program, at an average price of $11.84 per share resulting in total proceeds, net of a 2% commission, of $13.2 million.

In February 2012, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 150,000,000 to 250,000,000.

MPT Operating Partnership, L.P.

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and three other partners. By virtue of its ownership of the General Partner, the Company has a 99.8% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees and one director via their ownership of LTIP units. These LTIP units were issued to the employees pursuant to the 2007 Multi-Year Incentive Plan, which is part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

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

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables in the table below using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans in the following table is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes and 2011 and 2012 Senior Unsecured Notes in the table below, using Level 2 inputs such as quotes from securities dealers and market makers. Finally, we estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans in the table below using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2012		December 31, 2011
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$45,289	$36,700	$29,862	$22,866
Loans(1)	334,693	335,595	239,839	243,272
Debt, net	(1,025,160)	(1,082,333)	(689,849)	(688,032)

(1)	Excludes loans related to Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

As discussed in Note 2, our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. At December 31, 2012, these amounts were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate discount rates based on the risk profile of comparable companies. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include capitalization rates and market interest rates, and our unobservable input includes our adjustment for a marketability discount on our equity investment of 40% at December 31, 2012.

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2012.

11.	Discontinued Operations

As more fully discussed in Note 3 under the heading “Disposals”, we sold five properties in 2012, two properties in 2011, and three properties in 2010. We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations. In addition, we have reclassified the related real estate assets to Real Estate Held for Sale in all prior periods.

The following table presents the results of discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share/unit amounts):

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$197	$11,369	$17,661
Gain on sale	16,369	5,431	10,566
Income from discontinued operations	14,684	12,195	19,983
Income from discontinued operations — diluted per share/unit	$0.11	$0.11	$0.20

12.	Quarterly Financial Data (unaudited)

As disclosed in Note 11, we sold properties during 2012 resulting in the reclassification of those properties current and prior year results to discontinued operations. The quarterly data presented below reflects these reclassifications.

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2012 Ended
	March 31	June 30	September 30	December 31
Revenues	$41,267	$49,408	$53,315	$57,407
Income from continuing operations	8,920	19,358	23,221	23,894
Income from discontinued operations	1,686	2	8,287	4,709
Net income	10,606	19,360	31,508	28,603
Net income attributable to MPT common stockholders	10,564	19,316	31,464	28,556
Net income attributable to MPT common stockholders per share — basic	$0.08	$0.14	$0.23	$0.21
Weighted average shares outstanding — basic	124,906	134,715	134,781	134,923
Net income attributable to MPT common stockholders per share — diluted	$0.08	$0.14	$0.23	$0.21
Weighted average shares outstanding — diluted	124,906	134,715	134,782	134,930

	For the Three Month Periods in 2011 Ended
	March 31	June 30	September 30	December 31
Revenues	$32,009	$34,776	$34,282	$34,417
Income (loss) from continuing operations	7,834	2,559	(2,170)	6,296
Income from discontinued operations	2,990	123	2,638	6,444
Net income	10,824	2,682	468	12,740
Net income attributable to MPT common stockholders	10,780	2,640	424	12,692
Net income attributable to MPT common stockholders per share — basic	$0.09	$0.02	$—	$0.11
Weighted average shares outstanding — basic	110,400	110,589	110,714	110,788
Net income attributable to MPT common stockholders per share — diluted	$0.09	$0.02	$—	$0.11
Weighted average shares outstanding — diluted	110,408	110,600	110,719	110,788

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2012 Ended
	March 31	June 30	September 30	December 31
Revenues	$41,267	$49,408	$53,315	$57,407
Income from continuing operations	8,920	19,358	23,221	23,894
Income from discontinued operations	1,686	2	8,287	4,709
Net income	10,606	19,360	31,508	28,603
Net income attributable to MPT Operating Partnership partners	10,564	19,316	31,464	28,556
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.08	$0.14	$0.23	$0.21
Weighted average units outstanding — basic	124,906	134,715	134,781	134,923
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.08	$0.14	$0.23	$0.21
Weighted average units outstanding — diluted	124,906	134,715	134,782	134,930

	For the Three Month Periods in 2011 Ended
	March 31	June 30	September 30	December 31
Revenues	$32,009	$34,776	$34,282	$34,417
Income (loss) from continuing operations	7,851	2,586	(2,152)	6,251
Income from discontinued operations	2,990	123	2,638	6,444
Net income	10,841	2,709	486	12,695
Net income attributable to MPT Operating Partnership partners	10,796	2,667	443	12,647
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.09	$0.02	$—	$0.11
Weighted average units outstanding — basic	110,400	110,589	110,714	110,788
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.09	$0.02	$—	$0.11
Weighted average units outstanding — diluted	110,408	110,600	110,719	110,788

13.	Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011 and 2012 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuer”), (c) on a combined basis, the guarantors of our 2011 and 2012 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

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

Subsequent to December 31, 2011, certain of our subsidiaries were re-designated as guarantors of our 2011 and 2012 Senior Unsecured Notes (such subsidiaries were non-guarantors in 2011), while other subsidiaries have been re-designated as non-guarantors as the underlying properties were sold in 2012 (such subsidiaries were guarantors during 2011). With these re-designations, we have restated the 2011 and 2010 consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheets

December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$28	$1,214,740	$65,947	$—	$1,280,715
Net investment in direct financing leases	—	—	110,155	204,257		314,412
Mortgage loans	—	—	268,650	100,000	—	368,650

Gross investment in real estate assets	—	28	1,593,545	370,204	—	1,963,777
Accumulated depreciation and amortization	—	—	(120,282)	(6,452)	—	(126,734)

Net investment in real estate assets	—	28	1,473,263	363,752	—	1,837,043
Cash and cash equivalents	—	35,483	1,565	263	—	37,311
Interest and rent receivables	—	212	29,315	15,762	—	45,289
Straight-line rent receivables	—	—	29,314	6,546	—	35,860
Other loans	—	177	—	159,066	—	159,243
Net intercompany receivable (payable)	27,393	1,373,941	(1,010,400)	(390,934)	—	—
Investment in subsidiaries	1,050,204	647,029	42,666	—	(1,739,899)	—
Other assets	—	31,097	1,522	31,521	—	64,140

Total Assets	$1,077,597	$2,087,967	$567,245	$185,976	$(1,739,899)	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,962	$—	$14,198	$—	$1,025,160
Accounts payable and accrued expenses	27,783	26,658	10,492	1,028	—	65,961
Deferred revenue	—	143	19,643	823	—	20,609
Lease deposits and other obligations to tenants	—	—	16,607	735	—	17,342

Total liabilities	27,783	1,037,763	46,742	16,784	—	1,129,072

Total Equity	1,049,814	1,050,204	520,503	169,192	(1,739,899)	1,049,814

Total Liabilities and Equity	$1,077,597	$2,087,967	$567,245	$185,976	$(1,739,899)	$2,178,886

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$115,770	$16,619	$(9,309)	$123,080
Straight-line rent	—	—	6,500	1,482	—	7,982
Income from direct financing leases	—	—	19,870	18,090	(16,232)	21,728
Interest and fee income	—	18,341	29,610	25,387	(24,731)	48,607

Total revenues	—	18,341	171,750	61,578	(50,272)	201,397
Expenses
Real estate depreciation and amortization	—	—	31,845	1,700	—	33,545
Property-related	—	495	834	25,707	(25,541)	1,495
Acquisition expenses	—	5,420	—	—	—	5,420
General and administrative	—	26,018	—	2,564	—	28,582

Total operating expenses	—	31,933	32,679	29,971	(25,541)	69,042

Operating income	—	(13,592)	139,071	31,607	(24,731)	132,355
Other income (expense)
Interest and other (expense) income	—	(69)	—	(1,593)	—	(1,662)
Earnings from equity and other interests	—	—	1,061	1,882	—	2,943
Interest expense	—	(58,729)	1,408	(25,653)	24,731	(58,243)

Net other expense	—	(58,798)	2,469	(25,364)	24,731	(56,962)

Income (loss) from continuing operations	—	(72,390)	141,540	6,243	—	75,393
Income (loss) from discontinued operations	—	—	102	14,582	—	14,684

Equity in earnings of consolidated subsidiaries net of income taxes	90,077	162,467	4,481	—	(257,025)	—

Net income (loss)	90,077	90,077	146,123	20,825	(257,025)	90,077
Net income (loss) attributable to non-controlling interests	(177)	(177)	—	—	177	(177)

Net income attributable to MPT common stockholders	$89,900	$89,900	$146,123	$20,825	$(256,848)	$89,900

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$90,077	$90,077	$146,123	$20,825	$(257,025)	$90,077
Other comprehensive income:
Unrealized loss on interest rate swap	(251)	(251)	—	—	251	(251)

Total comprehensive income	89,826	89,826	146,123	20,825	(256,774)	89,826
Comprehensive income attributable to non-controlling interests	(177)	(177)	—	—	177	(177)

Comprehensive income attributable to MPT common stockholders	$89,649	$89,649	$146,123	$20,825	($256,597)	$89,649

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$57	$(61,002)	$168,650	$(2,396)	$—	$105,309
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(420,500)	(200,990)	—	(621,490)
Net proceeds from sales of real estate	—	—	—	71,202	—	71,202
Principal received on loans receivable	—	—	5,491	5,440	—	10,931
Investments in and advances to subsidiaries	(129,421)	(501,839)	362,494	139,402	129,364	—
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(578)	(66,467)	(9,433)	—	(76,478)

Net cash provided by (used in) investing activities	(129,421)	(502,417)	(118,982)	4,328	129,364	(617,128)

Financing Activities
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(232)	—	(232)
Revolving credit facilities, net	—	75,000	(39,600)	—	—	35,400
Distributions paid	(103,684)	(103,952)	—	—	103,684	(103,952)
Lease deposits and other obligations to tenants	—	—	(9,912)	(1,524)	—	(11,436)
Proceeds from sale of common shares, net of offering costs	233,048	233,048	—	—	(233,048)	233,048
Debt issuance costs paid and other financing activities	—	(6,424)	—	—	—	(6,424)

Net cash provided by (used in) financing activities	129,364	497,672	(49,512)	(1,756)	(129,364)	446,404

Increase (decrease) in cash and cash equivalents for period	—	(65,747)	156	176	—	(65,415)
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$35,483	$1,565	$263	$—	$37,311

Condensed Consolidated Balance Sheets

December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$37	$1,139,073	$65,947	$—	$1,205,057
Real estate held for sale	—	—	4,240	55,553	—	59,793
Mortgage loans	—	—	165,000	—	—	165,000

Gross investment in real estate assets	—	37	1,308,313	121,500	—	1,429,850
Accumulated depreciation and amortization	—	—	(88,438)	(4,750)	—	(93,188)

Net investment in real estate assets	—	37	1,219,875	116,750	—	1,336,662
Cash and cash equivalents	—	101,230	1,409	87	—	102,726
Interest and rent receivables	—	399	22,528	6,935	—	29,862
Straight-line rent receivables	—	—	22,813	11,180	—	33,993
Other loans	—	178	5,491	69,170	—	74,839
Net intercompany receivable (payable)	21,955	872,380	(847,921)	(46,414)	—	—
Investment in subsidiaries	829,205	489,858	43,008	—	(1,362,071)	—
Other assets	—	27,285	2,151	14,356	—	43,792

Total Assets	$851,160	$1,491,367	$469,354	$172,064	$(1,362,071)	$1,621,874

Liabilities and Equity
Liabilities
Debt, net	$—	$635,820	$39,600	$14,429	$—	$689,849
Accounts payable and accrued expenses	22,345	25,783	2,578	419	—	51,125
Deferred revenue	—	559	21,100	1,648	—	23,307
Lease deposits and other obligations to tenants	—	—	26,400	2,378	—	28,778

Total liabilities	22,345	662,162	89,678	18,874	—	793,059

Total Equity	828,815	829,205	379,676	153,190	(1,362,071)	828,815

Total Liabilities and Equity	$851,160	$1,491,367	$469,354	$172,064	$(1,362,071)	$1,621,874

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$102,541	$9,286	$(3,092)	$108,735
Straight-line rent	—	—	3,617	1,762	—	5,379
Interest and fee income	—	6,124	17,556	3,926	(6,236)	21,370

Total revenues	—	6,124	123,714	14,974	(9,328)	135,484
Expenses
Real estate depreciation and amortization	—	—	29,238	1,658	—	30,896
Property-related	—	217	472	3,141	(3,092)	738
Acquisition expenses	—	3,713	—	471	—	4,184
General and administrative	17	23,914	—	3,288	—	27,219

Total operating expenses	17	27,844	29,710	8,558	(3,092)	63,037

Operating income	(17)	(21,720)	94,004	6,416	(6,236)	72,447
Other income (expense)
Interest and other (expense) income	—	26	2	(10)	—	18
Earnings from equity and other interests	—	—	345	(267)	—	78
Debt refinancing costs	—	(14,109)	(105)	—	—	(14,214)
Interest expense	—	(43,063)	139	(7,122)	6,236	(43,810)

Net other expense	—	(57,146)	381	(7,399)	6,236	(57,928)

Income (loss) from continuing operations	(17)	(78,866)	94,385	(983)	—	14,519
Income (loss) from discontinued operations	—	—	(1,970)	14,165	—	12,195

Equity in earnings of consolidated subsidiaries net of income taxes	26,731	105,597	4,578	—	(136,906)	—

Net income	26,714	26,731	96,993	13,182	(136,906)	26,714
Net income attributable to non-controlling interests	(178)	(178)	—	—	178	(178)

Net income attributable to MPT common stockholders	$26,536	$26,553	$96,993	$13,182	$(136,728)	$26,536

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$26,714	$26,731	$96,993	$13,182	$(136,906)	$26,714
Other comprehensive income:
Unrealized loss on interest rate swap	(8,590)	(8,590)	—	—	8,590	(8,590)

Total comprehensive income	18,124	18,141	96,993	13,182	(128,316)	18,124
Comprehensive income attributable to non-controlling interests	(178)	(178)	—	—	178	(178)

Comprehensive income attributable to MPT common stockholders	$17,946	$17,963	$96,993	$13,182	$(128,138)	$17,946

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(209)	$(48,779)	$81,173	$47,085	$—	$79,270

Investing Activities
Cash paid for acquisitions and other related investments	—	—	(241,626)	(37,337)	—	(278,963)
Net proceeds from sales of real estate	—	—	—	41,130	—	41,130
Principal received on loans receivable	—	—	230	4,059	—	4,289
Investments in and advances to subsidiaries	89,551	(92,052)	142,448	(50,605)	(89,342)	—
Investments in loans receivable	—	—	(230)	(631)	—	(861)
Construction in progress and other	—	(6,466)	(24,081)	(669)	—	(31,216)

Net cash provided by (used in) investing activities	89,551	(98,518)	(123,259)	(44,053)	(89,342)	(265,621)

Financing Activities
Additions to term debt	—	450,000	—	—	—	450,000
Payments of term debt	—	(237,666)	(8,433)	(163)	—	(246,262)
Revolving credit facilities, net	—	50,000	39,600	—	—	89,600
Distributions paid	(89,342)	(89,601)	—	—	89,342	(89,601)
Lease deposits and other obligations to tenants	—	—	10,941	(2,320)	—	8,621
Debt issuance costs paid and other financing activities	—	(21,028)	—	(661)	—	(21,689)

Net cash provided by (used in) financing activities	(89,342)	151,705	42,108	(3,144)	89,342	190,669

Increase (decrease) in cash and cash equivalents for period	—	4,408	22	(112)	—	4,318
Cash and cash equivalents at beginning of period	—	96,822	1,387	199	—	98,408

Cash and cash equivalents at end of period	$—	$101,230	$1,409	$87	$—	$102,726

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$74,281	$7,019	$(1,030)	$80,270
Straight-line rent	—	—	131	1,034	—	1,165
Interest and fee income	—	6,964	17,225	9,914	(7,514)	26,589

Total revenues	—	6,964	91,637	17,967	(8,544)	108,024
Expenses
Real estate depreciation and amortization	—	—	19,282	1,615	—	20,897
Impairment charge	—	—	—	12,000	—	12,000
Property-related	—	(4)	4,375	1,040	(1,030)	4,381
Acquisition expenses	—	2,026	—	—	—	2,026
General and administrative	75	25,841	—	593	—	26,509

Total operating expenses	75	27,863	23,657	15,248	(1,030)	65,813

Operating income	(75)	(20,899)	67,980	2,719	(7,514)	42,211
Other income (expense)
Interest and other (expense) income	—	(14)	3	1,484	—	1,473
Earnings from equity and other interests	—	—	—	45	—	45
Debt refinancing costs	—	(6,716)	—	—	—	(6,716)
Interest expense	—	(33,623)	(358)	(7,517)	7,514	(33,984)

Net other income (expense)	—	(40,353)	(355)	(5,988)	7,514	(39,182)

Income (loss) from continuing operations	(75)	(61,252)	67,625	(3,269)	—	3,029
Income (loss) from discontinued operations	—	—	896	19,087	—	19,983

Equity in earnings of consolidated subsidiaries net of income taxes	23,087	84,339	4,273	—	(111,699)	—

Net income	23,012	23,087	72,794	15,818	(111,699)	23,012
Net income attributable to non-controlling interests	(99)	(99)	—	—	99	(99)

Net income attributable to MPT common stockholders	$22,913	$22,988	$72,794	$15,818	$(111,600)	$22,913

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$23,012	$23,087	$72,794	$15,818	$(111,699)	$23,012
Other comprehensive income:
Unrealized loss on interest rate swap	(3,641)	(3,641)	—	—	3,641	(3,641)

Total comprehensive income	19,371	19,446	72,794	15,818	(108,058)	19,371
Comprehensive income attributable to non-controlling interests	(99)	(99)	—	—	99	(99)

Comprehensive income attributable to MPT common stockholders	$19,272	$19,347	$72,794	$15,818	$(107,959)	$19,272

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(29)	$(54,908)	$92,121	$23,453	$—	$60,637
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(137,808)	—	—	(137,808)
Net proceeds from sales of real estate	—	—	2,669	95,000	—	97,669
Principal received on loans receivable	—	—	—	90,486	—	90,486
Investments in and advances to subsidiaries	(211,181)	99,564	94,218	(193,811)	211,210	—
Investments in loans receivable and other investments	—	—	(5,000)	(6,637)	—	(11,637)
Construction in progress and other	—	(108)	(7,281)	(8,540)	—	(15,929)

Net cash provided by (used in) investing activities	(211,181)	99,456	(53,202)	(23,502)	211,210	22,781
Financing Activities
Additions to term debt	—	148,500	—	—	—	148,500
Payments of term debt	—	(216,520)	(245)	—	—	(216,765)
Revolving credit facilities, net	—	(96,000)	(41,200)	—	—	(137,200)
Distributions paid	(76,856)	(77,087)	—	—	76,856	(77,087)
Lease deposits and other obligations to tenants	—	—	3,459	208	—	3,667
Proceeds from sale of common shares/units, net of offering costs	288,066	288,066	—	—	(288,066)	288,066
Debt issuance costs paid and other financing activities	—	(9,498)	—	—	—	(9,498)

Net cash provided by (used in) financing activities	211,210	37,461	(37,986)	208	(211,210)	(317)

Increase in cash and cash equivalents for period	—	82,009	933	159	—	83,101
Cash and cash equivalents at beginning of period	—	14,813	454	40	—	15,307

Cash and cash equivalents at end of period	$—	$96,822	$1,387	$199	$—	$98,408

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM	9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2013.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2013.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	52
MPT Operating Partnership, L.P.	53

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2012 and 2011	54
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	55
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, 2010	56
Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	58

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2012 and 2011	59
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	60
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, 2010	61
Consolidated Statements of Capital for the Years Ended December 31, 2012, 2011 and 2010	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010	63

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	64
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	114
Schedule III — Real Estate and Accumulated Depreciation	115
Schedule IV — Mortgage Loans on Real Estate	118

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(2)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

3.3(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(3)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.4(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.5(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.17(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.22(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.28(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.35(21)	Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto.

10.36(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.37(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1(23)	Statement re Computation of Ratios

21.1(23)	Subsidiaries of Medical Properties Trust, Inc.

23.1(23)	Consent of PricewaterhouseCoopers LLP

31.1(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(23)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(23)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(23)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(23)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007..
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 26, 2008.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on March 15, 2012.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Filed herewith.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Financial and Accounting Officer)

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 22, 2013

/s/ G. Steven Dawson G. Steven Dawson	Director	February 22, 2013

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	February 22, 2013

/s/ Sherry A. Kellett Sherry A. Kellett	Director	February 22, 2013

/s/ William G. McKenzie William G. McKenzie	Director	February 22, 2013

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	February 22, 2013

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2012

	Balance at Beginning of Year(1)	Additions		Deduction,	Balance at End of Year(1)
Year Ended December 31,		Charged Against Operations(1)		Net Recoveries/ Writeoffs(1)
	(In thousands)
2012	$32,618	$4,540	(3)	$(2,389)	$34,769

2011	$23,926	$8,692	(3)	$ (—)	$32,618

2010	$4,339	$22,245	(2)	$(2,658)	$23,926

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes $12 million loan loss reserve related to our Monroe property and a $6.5 million increase in valuation allowances to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.
(3)	Includes $3.7 million and $2.9 million in rent and interest reserves, respectively, related to our Denham Springs and Monroe properties and $2.1 million to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.
(4)	Includes $1.6 million and $2.9 million in rent and interest reserves, respectively, related to our Monroe properties.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2012

Location	Type of Property	Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2012(3)			Accumu- lated Depreci- ation	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
		Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total
	(Amounts in thousands)
Covington, LA	Long term acute care hospital	$821	$10,238	—	$14	$821	$10,252	$11,073	$1,944	1984	June 9, 2005	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,361	1,629	22,684	24,313	4,054	1991	June 30, 2005	40
Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	5,012	2006	August 8, 2006	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	2,143	2006	September 5, 2006	40
La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,682	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	3,364	1964	November 8, 2006	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	1,421	2002	December 1, 2006	40
San Antonio, TX	Rehabilitaion hospital	—	10,198	—	—	—	10,198	10,198	1,551	1987	December 1, 2006	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	1,095	1998	December 1, 2006	40
Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	8,585	2006	December 1, 2006	40
Bensalem, PA	Acute care general hospital	6,911	38,185	—	(353)	6,911	37,832	44,743	5,625	2006	March 19, 2007	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	2,842	1964	April 18, 2007	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	2,226	1964	May 9, 2007	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	7,306	1974	August 10, 2007	40
Houston, TX	Acute care general hospital	3,501	34,530	—	12,468	3,274	47,225	50,499	3,680	1960	August 10, 2007	40
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	1,873	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	2,113	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	840	1975	April 22, 2008	10
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	2,324	1982	April 1, 2008	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	1,037	1956	May 22, 2008	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	837	1974	April 22, 2008	10
Fort Lauderdale, FL	Rehabilitaion hospital	3,499	21,939	—	1	3,499	21,940	25,439	2,565	1985	April 22, 2008	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	1,115	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	810	1982	November 25, 2008	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	4,856	2002	April 1, 2008	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	601	1979	April 22, 2008	10
Petersburg, VA	Rehabilitaion hospital	1,302	9,121	—	—	1,302	9,121	10,423	1,026	2006	July 1, 2008	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	6,817	1980	April 22, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	4,523	1980	April 22, 2008	40
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	471	1979	April 22, 2008	10

San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	701	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	522	1979	November 25, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	1,186	1976	April 22, 2008	10
Tucson, AZ	Long term acute care hospital	920	6,078	—	—	920	6,078	6,998	722	1987	April 1, 2008	40
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	282	1979	April 22, 2008	10
Webster, TX	Long term acute care hospital	988	10,432	—	1	988	10,433	11,421	1,239	1986	April 1, 2008	40
Wichita, KS	Rehabilitaion hospital	1,019	18,373	—	1	1,019	18,374	19,393	2,181	1992	April 4, 2008	40
Addison, TX	Rehabilitaion hospital	2,013	22,531	—	—	2,013	22,531	24,544	1,408	2008	June 17, 2010	40
Shenandoah, TX	Rehabilitaion hospital	2,033	21,943	—	—	2,033	21,943	23,976	1,371	2008	June 17, 2010	40
Richardson, TX	Rehabilitaion hospital	2,219	17,419	—	—	2,219	17,419	19,638	1,089	2008	June 17, 2010	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	2,697	1980	September 17, 2010	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	1,688	2004	December 21, 2010	40
Tomball, TX	Long term acute care hospital	1,298	23,982	—	—	1,298	23,982	25,280	1,199	2005	December 21, 2010	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	778	2005	January 4, 2011	40
Corinth, TX	Long term acute care hospital	1,288	21,175	313	—	1,601	21,175	22,776	1,020	2008	January 31, 2011	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	4,934	1918	February 4, 2011	20
San Diego, CA	Acute care general hospital	12,663	52,431	—	—	12,663	52,431	65,094	2,512	1973	February 9, 2011	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	824	2007	February 14, 2011	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	381	2008	July 18, 2011	40
New Braunfels, TX	Long term acute care hospital	1,100	7,883	—	—	1,100	7,883	8,983	246	2007	September 30, 2011	40
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	2,507	1863	November 4, 2011	20
Florence, AZ	Acute care general hospital	900	28,636	—	—	900	28,636	29,536	524	2012	November 4, 2010	40
Hammond, LA	Long term acute care hospital	519	8,941	—	—	519	8,941	9,460	19	2003	December 14, 2012	40
San Antonio, TX	Acute care general hospital	2,248	5,390	—	—	2,248	5,390	7,638	31	2012	October 14, 2011	40

		$107,321	$1,056,202	$399	$25,630	$110,364	$1,079,188	$1,189,552	$114,399

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset, investments in direct financing leases, and mortgage loans for the years ended:

	December 31, 2012	December 31, 2011	December 31, 2010
COST
Balance at beginning of period	$1,191,096	$990,635	$934,601
Acquisitions	9,460	240,474	146,854
Transfers from construction in progress	37,174	—	—
Additions	19,971	1,011	1,709
Dispositions	(68,149)	(40,460)	(92,529)
Other	—	(564)	—

Balance at end of period	$1,189,552	$1,191,096 (1)	$990,635	(1)

The changes in accumulated depreciation including real estate assets held for sale for the years ended:

	December 31, 2012	December 31, 2011 (1)		December 31, 2010
ACCUMULATED DEPRECIATION
Balance at beginning of period	$93,430	$68,662		$51,638
Depreciation	31,026	29,523		22,664
Depreciation on disposed property	(10,057)	(4,755)		(5,640)

Balance at end of period	$114,399	$93,430	(2)	$68,662	(2)

(1)	Includes real estate cost included in real estate held for sale of $68,148 and $109,173 at December 31, 2011 and 2010, respectively. Excludes intangible lease assets that are included in real estate held for sale of $2,194 and $3,555 for 2011 and 2010, respectively.
(2)	Includes accumulated depreciation in real estate held for sale of $8,964 and $10,910 for 2011 and 2010, respectively. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $1,585 and $1,941 for 2011 and 2010, respectively.
(3)	The aggregate cost for federal income tax purposes is $1,183,464.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	10.4%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	11.2%	2022		(1)	20,000	20,000	(2)
Chino Valley Medical Center	10.4%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	10.1%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	9.0%	2032		(1)	100,000	100,000	(2)
Centinela Hospital Medical Center	10.3%	2022		(1)	100,000	100,000	(2)
Denham Springs LTACH	5.0%	2013		(1)	3,650	3,650	(2)

					$368,650	$368,650

(1)	There were no prior liens on loans as of December 31, 2012.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for Federal income tax purposes is $368,650.
(4)	Mortgage loans on four properties.

Changes in mortgage loans for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollar amounts in thousands)
Balance at beginning of year	$165,000	$165,000	$200,164
Additions during year:
New mortgage loans and additional advances on existing loans	203,650	—	7,836

	368,650	165,000	208,000

Deductions during year:
Collection of principal	—	—	(43,000)

	—	—	(43,000)

Balance at end of year	$368,650	$165,000	$165,000

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(2)	Articles of Amendment of Registrant’s Second Articles of Amendment and Restatement

3.3(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(3)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(13)	Indenture, dated as of March 26, 2008, among MPT Operating Partnership, L.P., as Issuer, Medical Properties Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee.

4.4(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.5(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(6)	Amended and Restated 2004 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

Exhibit Number	Exhibit Title

10.17(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.21(8)	Second Amended and Restated 2004 Equity Incentive Plan

10.22(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.35(21)	Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto.

10.36(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.37(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1(23)	Statement re Computation of Ratios

21.1(23)	Subsidiaries of Medical Properties Trust, Inc.

Exhibit Number	Exhibit Title

23.1(23)	Consent of PricewaterhouseCoopers LLP

31.1(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(23)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(23)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(23)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc. Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to Medical Properties Trust, Inc. definitive proxy statement on Schedule 14A, filed with the Commission on September 13, 2005.
(7)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Medical Properties Trust, Inc. definitive proxy statement on Schedule 14A, filed with the Commission on April 14, 2007.
(9)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(11)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on March 26, 2008.
(14)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Medical Properties Trust, Inc. annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Medical Properties Trust, Inc. annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.