Form 10-Q
period 2013-03-31
MEDICAL PROPERTIES TRUST INC
filed 2013-05-10
CIK 1287865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, Medical Properties Trust, Inc. had 150,065,734 shares of common stock, par value $0.001, outstanding.

MEDICAL PROPERTIES TRUST, INC.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,293,913	$1,280,715
Mortgage loans	368,650	368,650
Net investment in direct financing leases	315,639	314,412

Gross investment in real estate assets	1,978,202	1,963,777
Accumulated depreciation and amortization	(135,380)	(126,734)

Net investment in real estate assets	1,842,822	1,837,043
Cash and cash equivalents	75,675	37,311
Interest and rent receivables	49,838	45,289
Straight-line rent receivables	38,561	35,860
Other loans	157,953	159,243
Other assets	62,347	64,140

Total Assets	$2,227,196	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$900,133	$1,025,160
Accounts payable and accrued expenses	65,621	65,961
Deferred revenue	19,384	20,609
Lease deposits and other obligations to tenants	20,487	17,342

Total liabilities	1,005,625	1,129,072
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 149,141 shares at March 31, 2013, and 136,335 shares at December 31, 2012	149	136
Additional paid in capital	1,470,737	1,295,916
Distributions in excess of net income	(237,398)	(233,494)
Accumulated other comprehensive loss	(11,655)	(12,482)
Treasury shares, at cost	(262)	(262)

Total Equity	1,221,571	1,049,814

Total Liabilities and Equity	$2,227,196	$2,178,886

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenues
Rent billed	$32,306	$30,152
Straight-line rent	2,661	1,359
Income from direct financing leases	8,756	1,835
Interest and fee income	14,717	7,921

Total revenues	58,440	41,267
Expenses
Real estate depreciation and amortization	8,647	8,293
Property-related	415	227
General and administrative	7,818	7,592
Acquisition expenses	191	3,425

Total operating expenses	17,071	19,537

Operating income	41,369	21,730
Other income (expense)
Other income (expense)	(225)	(15)
Earnings from equity and other interests	492	—
Interest expense	(15,424)	(12,796)

Net other expense	(15,157)	(12,811)

Income from continuing operations	26,212	8,919
Income (loss) from discontinued operations	(2)	1,687

Net income	26,210	10,606
Net income attributable to non-controlling interests	(54)	(42)

Net income attributable to MPT common stockholders	$26,156	$10,564

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.19	$0.07
Income from discontinued operations attributable to MPT common stockholders	—	0.01

Net income attributable to MPT common stockholders	$0.19	$0.08

Weighted average shares outstanding — basic	140,347	124,906

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.18	$0.07
Income from discontinued operations attributable to MPT common stockholders	—	0.01

Net income attributable to MPT common stockholders	$0.18	$0.08

Weighted average shares outstanding — diluted	141,526	124,906

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$26,210	$10,606
Other comprehensive income:
Unrealized gain on interest rate swap	827	499

Total comprehensive income	27,037	11,105
Comprehensive income attributable to non-controlling interests	(54)	(42)

Comprehensive income attributable to MPT common stockholders	$26,983	$11,063

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities
Net income	$26,210	$10,606
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,929	8,909
Direct financing lease accretion	(1,232)	(285)
Straight-line rent revenue	(2,661)	(1,449)
Share-based compensation	1,919	1,858
Amortization and write-off of deferred financing costs and debt discount	897	856
Other adjustments	(673)	(238)
Changes in:
Accounts payable and accrued liabilities	(1,788)	6,882
Interest and rent receivable	(4,550)	(3,787)

Net cash provided by operating activities	27,051	23,352
Investing activities
Cash paid for acquisitions and other related investments	—	(396,500)
Principal received on loans receivable	2,090	1,184
Investment in loans receivable	(800)	—
Construction in progress and other	(13,526)	(6,093)

Net cash used for investing activities	(12,236)	(401,409)
Financing activities
Revolving credit facilities, net	(125,000)	(89,600)
Additions to term debt	—	300,000
Payments of term debt	(64)	(58)
Distributions paid	(27,786)	(22,412)
Proceeds from sale of common shares, net of offering costs	172,914	220,193
Lease deposits and other obligations to tenants	3,549	(110)
Debt issuance costs paid and other financing activities	(64)	(6,182)

Net cash provided by financing activities	23,549	401,831

Increase in cash and cash equivalents for period	38,364	23,774
Cash and cash equivalents at beginning of period	37,311	102,726

Cash and cash equivalents at end of period	$75,675	$126,500

Interest paid	$10,162	$3,202
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$30,060	$27,182

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended March 31, 2013, there were no material changes to these policies.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2013 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

Variable Interest Entities

At March 31, 2013, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$275,390	Mortgage and other loans	$226,891
Equity investments	$18,928	Other assets	$5,374

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.

(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of March 31, 2013, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

On February 29, 2012, we made loans to and acquired assets from Ernest Health Inc. (“Ernest”) for a combined purchase price and investment of $396.5 million (“Ernest Transaction”), consisting of the following (in thousands):

2012
Net investments in direct financing leases	$200,000
Mortgage loans	100,000
Other loans	93,200
Equity investments	3,300

Total	$396,500

Real Estate Acquisition and Mortgage Loan Financing

Pursuant to a definitive real property asset purchase agreement, we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million, subject to certain adjustments. The Acquired Facilities are leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provided for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. In addition, we made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above.

Acquisition Loan and Equity Contribution

Through an affiliate of one of our TRSs, we made investments of approximately $96.5 million in Ernest Health Holdings, LLC, which is the owner of Ernest. These investments are structured as a $93.2 million acquisition loan and a $3.3 million equity contribution.

The interest rate on the acquisition loan is 15%. Ernest is required to pay us a minimum of 6% and 7% of the loan amount in years one and two, respectively, and 10% thereafter, although there are provisions in the loan agreement that are expected to result in full payment of the 15% preference when funds are sufficient. Any of the 15% in excess of the minimum that is not paid may be accrued and paid upon the occurrence of a capital or liquidity event and is payable at maturity. The loan may be prepaid without penalty at any time.

Financing of Ernest Transaction

To finance the Ernest Transaction, we completed equity and senior unsecured notes offerings in February 2012. See Notes 4 and 5 for more information on these financing activities.

Development Activities

On March 4, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Post Falls, Idaho for $14.4 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the fourth quarter of 2013. We have funded $1.4 million through the end of the 2013 first quarter.

In regards to our Twelve Oaks facility, approximately 55% of this facility became occupied as of January 23, 2013 pursuant to a 15 year lease.

On June 13, 2012, we entered into an agreement with Ernest to fund the development of and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. The facility opened in the first quarter of 2013, and land and building for this facility approximates $15 million.

Initial lease term for this property is 20 years.

On October 14, 2011, we entered into agreements with a joint venture of Emerus Holding, Inc. and Vanguard Health System, a subsidiary of Baptist Health System, to acquire, provide for development funding and lease three emergency care focused acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. The three facilities are subject to a master lease structure with an initial term of 15 years and three five-year extension options. Rent escalates annually based on consumer priced indexed increases and to be not less than one percent or greater than three percent. One of these properties was completed in the fourth quarter of 2012 with the remaining two being completed in the first quarter of 2013. Land and building costs associated with these three properties approximate $29 million.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Original Commitment	Costs Incurred as of March 31, 2013	Estimated Completion Date
Victoria	Victoria, TX	Long-term Acute Care Hospital	Post Acute Medical	$9,400	$4,353	2nd Qtr 2013
Spartanburg	Spartanburg, SC	Rehabilitation Hospital	Ernest Health, Inc.	17,805	7,309	4th Qtr 2013
Post Falls	Post Falls, ID	Rehabilitation Hospital	Ernest Health, Inc.	14,387	1,357	4th Qtr 2013
Oakleaf	Altoona, WI	General Acute Care Hospital	National Surgical Hospitals	33,500	700	1st Qtr 2014
First Choice Emergency Rooms (A)	Various	General Acute Care Hospital	First Choice	100,000	—	Various

				$175,092	$13,719

(A)	Subject to completion of definitive agreements, there is no assurance that this development project will be completed.

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 12 Ernest facilities and two other facilities which are accounted for direct financing leases (“DFLs”). The components of our net investment in DFL consisted of the following (dollars in thousands):

	As of March 31, 2013	As of December 31, 2012
Minimum lease payments receivable	$1,270,401	$1,277,923
Estimated residual values	201,283	201,283
Less: Unearned income	(1,156,045)	(1,164,794)

Net investment in direct financing leases	$315,639	$314,412

Monroe facility

As of March 31, 2013, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana, pursuant to a working capital loan agreement and also have $21.2 million of rent, interest and other charges owed to us by the operator, of which $5.9 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled (straight-line) rent since 2010.

At March 31, 2013, our net investment (exclusive of the related real estate) of approximately $39 million is our maximum exposure to Monroe and the amount is presently deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $5 million in hospital patient receivables, (ii) cash balances of approximately $0.1 million, (iii) our assessment of the realizable value of our other collateral and (iv) projected EBITDA of the hospital operations under various scenarios for sensitivity purposes. Although we believe our net investment in Monroe at March 31, 2013, is recoverable, we do not expect to recognize any future rental income until we begin receiving cash payments. However, no assurances can be made that we will not have additional impairment charges on our working capital loan or other receivables in the future.

Florence facility

On March 1, 2012, we received a certificate of occupancy for our approximate $30 million Florence acute care facility constructed near Phoenix, Arizona. With this, we started collecting and recognizing rent on this facility in March 2012. On March 6, 2013, the tenant of this facility filed for Chapter 11 bankruptcy. Since then Florence has paid rent for March, April, and May. At March 31, 2013, we had less than $0.4 million of receivables outstanding for which we received payment subsequently. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid in the future. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at March 31, 2013, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2013	As of December 31, 2012
Mortgage loans	$368,650	$368,650
Acquisition loans	98,433	98,433
Working capital and other loans	56,168	57,458
Convertible loan	3,352	3,352

	$526,603	$527,893

Our mortgage loans cover 9 of our properties with three operators.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At March 31, 2013, $3.3 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended March 31, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.2% and 9.5%, respectively, of total revenue. From an investment concentration perspective, Ernest represented 18.6% and 18.2% of our total assets at March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013 and 2012, revenue from affiliates of Prime Healthcare Services, Inc. (“Prime”) (including rent and interest from mortgage loans) accounted for 31.0% and 26.5%, respectively, of total revenue. From an investment concentration perspective, Prime represented 27.3% and 27.9% of our total assets at March 31, 2013 and December 31, 2012, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of March 31, 2013.

From a geographic perspective, all of our properties are currently located in the United States with 24.1% and 23.5% of our total assets at March 31, 2013, located in Texas and California, respectively.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of March 31, 2013		As of December 31, 2012
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$—	Variable	$125,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	200,000	6.375%
Exchangeable senior notes:
Principal amount (A)	11,000	9.250%	11,000	9.250%
Unamortized discount	—		(37)

	11,000		10,963
Term loans	114,133	Various	114,197	Various

	$900,133		$1,025,160

(A) The Exchangeable senior notes were paid in full on April 1, 2013.

As of March 31, 2013, principal payments due for our debt are as follows (in thousands):

2013	$11,185
2014	266
2015	283
2016	225,299
2017	320
Thereafter	662,780

Total	$900,133

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

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million Senior Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $11.7 million and $12.5 million as of March 31, 2013 and December 31, 2012, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three month periods ended March 31, 2013 or 2012. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At March 31, 2013 and December 31, 2012, we had $6.2 million and $6.6 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the quarter ending March 31, 2013, the dividend restriction was 100% of normalized adjusted FFO, but will drop to 95% at June 30, 2013 and thereafter. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2013, we were in compliance with all such financial and operating covenants.

5. Common Stock

On February 28, 2013, we completed an offering of 12,650,000 shares of our common stock (including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $14.25 per share, resulting in net proceeds (after underwriting discount and expenses) of $172.9 million. A portion of the net proceeds from this offering were used to pay down our revolving credit facility.

To help fund the 2012 acquisitions disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $9.75 per share, resulting in net proceeds (after underwriting discount) of $220.2 million.

6. Stock Awards

Our Second Amended and Restated Medical Properties Trust, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,441,180 shares of common stock for awards under the Equity Incentive Plan for which 495,132 shares remain available for future stock awards as of March 31, 2013. We awarded the following during the 2013 and 2012 first quarters:

Time-based awards—We granted 240,425 and 275,464 shares in 2013 and 2012, respectively, of time-based restricted stock to management and independent directors. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees (2012 only) were awarded 204,255 and 252,566 performance based awards in 2013 and 2012, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2016 (for the 2012 awards) and December 31, 2017 (for the 2013 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards—We awarded 550,000 and 649,793 shares in 2013 and 2012, respectively, of multi-year performance-based awards to management and certain employees (2012 only). These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs (except for the Monroe loan which we use Level 3 inputs) such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes and 2011 and 2012 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	March 31, 2013		December 31, 2012
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$49,838	$38,650	$45,289	$36,700
Loans (1)	333,403	333,176	334,693	335,595
Debt, net	(900,133)	(960,354)	(1,025,160)	(1,082,333)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

As discussed in Note 3, our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2013.

At March 31, 2013, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2013.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections are provided by Ernest. However, we will modify such projections (including underlying assumptions used) as needed based on our review and analysis of Ernest’s historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(235)
- 100 basis points	235

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first quarter of 2013.

8. Discontinued Operations

On December 27, 2012, we sold our Huntington Beach facility for $12.5 million, resulting in a gain of $1.9 million. Due to this sale, we wrote-off $0.7 million of straight-line rent receivable.

During the third quarter of 2012, we entered into a definitive agreement to sell the real estate of two LTACH facilities, Thornton and New Bedford, to an affiliate of Vibra Healthcare, LLC (“Vibra”) for total cash proceeds of $42 million. The sale of Thornton was completed on September 28, 2012, resulting in a gain of $8.4 million. Due to this sale, we wrote off $1.6 million in straight-line rent receivables. The sale of New Bedford was completed on October 22, 2012, resulting in a gain of $7.2 million. Associated with this sale, we wrote-off $4.1 million in straight-line rent receivables in the fourth quarter 2012.

On August 21, 2012, we sold our Denham Springs facility for $5.2 million, resulting in a gain of $0.3 million.

On June 15, 2012, we sold the HealthSouth Rehabilitation Hospital of Fayetteville in Fayetteville, Arkansas for $16 million, resulting in a loss of $1.4 million.

The following table presents the results of discontinued operations, which include the revenue and expenses of the previously-owned facilities noted above, for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Revenues	$—	$2,245
Income (loss)	(2)	1,687
Earnings per share — diluted	$—	$0.01

9. Earnings Per Share

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations	$26,212	$8,919
Non-controlling interests’ share in continuing operations	(54)	(42)
Participating securities’ share in earnings	(193)	(252)

Income from continuing operations, less participating securities’ share in earnings	25,965	8,625
Income (loss) from discontinued operations attributable to MPT common stockholders	(2)	1,687

Net income, less participating securities’ share in earnings	$25,963	$10,312

	For the Three Months Ended March 31,
	2013	2012
Denominator:
Basic weighted-average common shares	140,347	124,906
Dilutive potential common shares	1,179	—

Dilutive weighted-average common shares	141,526	124,906

For the three months ended March 31, 2012, 0.1 million of options were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. In addition, shares that may be issued in the future in accordance with our exchangeable senior notes were excluded from the 2012 diluted earnings per share calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

In April 2013, we sold two long-term acute care hospitals, Summit Hospital of Southeast Arizona and Summit Hospital of Southeast Texas, for total proceeds of $18.5 million, resulting in a gain of approximately $2 million.

12. Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011 and 2012 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuers”), (c) on a combined basis, the guarantors of our 2011 and 2012 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

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

Subsequent to March 31, 2012, certain of our subsidiaries were re-designated as non-guarantors of our 2011 and 2012 Senior Unsecured Notes as the underlying properties were sold in 2012. With these re-designations, we have restated the 2012 consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheets

March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$42	$1,227,925	$65,946	$—	$1,293,913
Mortgage loans	—	—	268,650	100,000	—	368,650
Net investment in direct financing leases	—	—	110,529	205,110	—	315,639

Gross investment in real estate assets	—	42	1,607,104	371,056	—	1,978,202
Accumulated depreciation and amortization	—	—	(128,504)	(6,876)	—	(135,380)

Net investment in real estate assets		42	1,478,600	364,180	—	1,842,822
Cash and cash equivalents	—	73,827	1,566	282	—	75,675
Interest and rent receivables	—	316	29,825	19,697	—	49,838
Straight-line rent receivables	—	—	31,640	6,921	—	38,561
Other loans	—	178	—	157,775	—	157,953
Net intercompany receivable (payable)	29,919	1,345,571	(983,802)	(391,688)	—	—
Investment in subsidiaries	1,221,922	689,785	42,743	—	(1,954,450)	—
Other assets	—	29,764	3,033	29,550	—	62,347

Total Assets	$1,251,841	$2,139,483	$603,605	$186,717	$(1,954,450)	$2,227,196

Liabilities and Equity
Liabilities
Debt, net	$—	$886,000	$—	$14,133	$—	$900,133
Accounts payable and accrued expenses	30,270	31,578	3,400	373	—	65,621
Deferred revenue	—	(17)	18,800	601	—	19,384
Lease deposits and other obligations to tenants	—	—	18,979	1,508	—	20,487

Total liabilities	30,270	917,561	41,179	16,615	—	1,005,625

Total equity	1,221,571	1,221,922	562,426	170,102	(1,954,450)	1,221,571

Total Liabilities and Equity	$1,251,841	$2,139,483	$603,605	$186,717	$(1,954,450)	$2,227,196

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$30,436	$4,505	$(2,635)	$32,306
Straight-line rent	—	—	2,287	374	—	2,661
Income from direct financing leases	—	—	8,204	5,485	(4,933)	8,756
Interest and fee income	—	5,057	9,218	7,531	(7,089)	14,717

Total revenues	—	5,057	50,145	17,895	(14,657)	58,440
Expenses
Real estate depreciation and amortization	—	—	8,222	425	—	8,647
Property-related	—	172	196	7,616	(7,569)	415
General and administrative	—	6,744	—	1,074	—	7,818
Acquisition expenses	—	191	—	—	—	191

Total operating expenses	—	7,107	8,418	9,115	(7,569)	17,071

Operating income	—	(2,050)	41,727	8,780	(7,088)	41,369
Other income (expense)
Other income (expense)	—	(22)	(2,635)	(204)	2,636	(225)
Earning from equity and other interests	—	—	—	492	—	492
Interest income (expense)	—	(15,517)	2,946	(7,305)	4,452	(15,424)

Net other income (expense)	—	(15,539)	311	(7,017)	7,088	(15,157)

Income (loss) from continuing operations	—	(17,589)	42,038	1,763	—	26,212
Income (loss) from discontinued operations	—	—	(4)	2	—	(2)
Equity in earnings of consolidated subsidiaries net of income taxes	26,210	43,799	1,121	—	(71,130)	—

Net income	26,210	26,210	43,155	1,765	(71,130)	26,210
Net income (loss) attributable to non-controlling interests	(54)	(54)	—	—	54	(54)

Net income attributable to MPT common stockholders	$26,156	$26,156	$43,155	$1,765	$(71,076)	$26,156

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$26,210	$26,210	$43,155	$1,765	$(71,130)	$26,210
Other comprehensive income:
Unrealized gain on interest rate swap	827	827	—	—	(827)	827

Total comprehensive income	27,037	27,037	43,155	1,765	(71,957)	27,037
Comprehensive income attributable to non-controlling interests	(54)	(54)	—	—	54	(54)

Comprehensive income attributable to MPT common stockholders	$26,983	$26,983	$43,155	$1,765	$(71,903)	$26,983

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$213	$(9,099)	$37,282	$(1,345)	$—	$27,051
Investing Activities
Principal received on loans receivable	—	—	—	2,090	—	2,090
Investments in and advances to subsidiaries	(145,408)	27,048	(26,789)	(46)	145,195	—
Investments in loans receivable	—	—	—	(800)	—	(800)
Construction in progress and other	—	331	(13,268)	(589)	—	(13,526)

Net cash provided by (used in) investing activities	(145,408)	27,379	(40,057)	655	145,195	(12,236)
Financing Activities
Revolving credit facilities, net	—	(125,000)	—	—	—	(125,000)
Payments of term debt	—	—	—	(64)	—	(64)
Distributions paid	(27,719)	(27,786)	—	—	27,719	(27,786)
Proceeds from sale of common shares, net of offering costs	172,914	172,914	—	—	(172,914)	172,914
Lease deposits and other obligations to tenants	—	—	2,776	773	—	3,549
Debt issuance costs paid and other financing activities	—	(64)	—	—	—	(64)

Net cash provided by financing activities	145,195	20,064	2,776	709	(145,195)	23,549

Increase in cash and cash equivalents for period	—	38,344	1	19	—	38,364
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$73,827	$1,566	$282	$—	$75,675

Condensed Consolidated Balance Sheets

December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$28	$1,214,740	$65,947	$—	$1,280,715
Mortgage loans	—	—	268,650	100,000	—	368,650
Net investment in direct financing leases	—	—	110,155	204,257	—	314,412

Gross investment in real estate assets	—	28	1,593,545	370,204	—	1,963,777
Accumulated depreciation and amortization	—	—	(120,282)	(6,452)	—	(126,734)

Net investment in real estate assets	—	28	1,473,263	363,752	—	1,837,043
Cash and cash equivalents	—	35,483	1,565	263	—	37,311
Interest and rent receivables	—	212	29,315	15,762	—	45,289
Straight-line rent receivables	—	—	29,314	6,546	—	35,860
Other loans	—	177	—	159,066	—	159,243
Net intercompany receivable (payable)	27,393	1,373,941	(1,010,400)	(390,934)	—	—
Investment in subsidiaries	1,050,204	647,029	42,666	—	(1,739,899)	—
Other assets	—	31,097	1,522	31,521	—	64,140

Total Assets	$1,077,597	$2,087,967	$567,245	$185,976	$(1,739,899)	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,962	$—	$14,198	$—	$1,025,160
Accounts payable and accrued expenses	27,783	26,658	10,492	1,028	—	65,961
Deferred revenue	—	143	19,643	823	—	20,609
Lease deposits and other obligations to tenants	—	—	16,607	735	—	17,342

Total liabilities	27,783	1,037,763	46,742	16,784	—	1,129,072

Total Equity	1,049,814	1,050,204	520,503	169,192	(1,739,899)	1,049,814

Total Liabilities and Equity	$1,077,597	$2,087,967	$567,245	$185,976	$(1,739,899)	$2,178,886

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$28,480	$4,132	$(2,460)	$30,152
Straight-line rent	—	—	990	369	—	1,359
Income from direct financing leases	—	—	1,653	1,835	(1,653)	1,835
Interest and fee income	—	2,944	5,194	3,406	(3,623)	7,921

Total revenues	—	2,944	36,317	9,742	(7,736)	41,267
Expenses
Real estate depreciation and amortization	—	—	7,868	425	—	8,293
Property-related	—	131	98	4,112	(4,114)	227
General and administrative	—	6,962	—	630	—	7,592
Acquisition expenses	—	3,425	—	—	—	3,425

Total operating expenses	—	10,518	7,966	5,167	(4,114)	19,537

Operating income (expense)	—	(7,574)	28,351	4,575	(3,622)	21,730
Other income (expense)
Other income (expense)	—	(14)	—	(1)	—	(15)
Interest income (expense)	—	(12,788)	224	(3,854)	3,622	(12,796)

Net other income (expense)	—	(12,802)	224	(3,855)	3,622	(12,811)

Income (loss) from continuing operations	—	(20,376)	28,575	720	—	8,919
Income (loss) from discontinued operations	—	—	(115)	1,802	—	1,687
Equity in earnings of consolidated subsidiaries net of income taxes	10,606	30,982	1,121	—	(42,709)	—

Net income	10,606	10,606	29,581	2,522	(42,709)	10,606
Net income attributable to non-controlling interests	(42)	(42)	—	—	42	(42)

Net income attributable to MPT common stockholders	$10,564	$10,564	$29,581	$2,522	$(42,667)	$10,564

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$10,606	$10,606	$29,581	$2,522	$(42,709)	$10,606
Other comprehensive income:
Unrealized gain on interest rate swap	499	499	—	—	(499)	499

Total comprehensive income	11,105	11,105	29,581	2,522	(43,208)	11,105
Comprehensive income attributable to non-controlling interests	(42)	(42)	—	—	42	(42)

Comprehensive income attributable to MPT common stockholders	$11,063	$11,063	$29,581	$2,522	$(43,166)	$11,063

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$395	$(11,062)	$33,049	$970	$—	$23,352
Investing Activities
Cash paid for acquisition and other related investments	—	—	(200,000)	(196,500)	—	(396,500)
Principal received on loans receivable	—	—	—	1,184	—	1,184
Investments in and advances to subsidiaries	(198,243)	(406,447)	213,489	193,353	197,848	—
Construction in progress and other	—	(490)	(6,590)	987	—	(6,093)

Net cash provided by (used in) investing activities	(198,243)	(406,937)	6,899	(976)	197,848	(401,409)
Financing Activities
Revolving credit facilities, net	—	(50,000)	(39,600)	—	—	(89,600)
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(58)	—	(58)
Distributions paid	(22,345)	(22,412)	—	—	22,345	(22,412)
Proceeds from sale of common shares, net of offering costs	220,193	220,193	—	—	(220,193)	220,193
Lease deposits and other obligations to tenants	—	—	(193)	83	—	(110)
Debt issuance costs paid and other financing activities	—	(6,162)	—	(20)	—	(6,182)

Net cash provided by financing activities	197,848	441,619	(39,793)	5	(197,848)	401,831

Increase in cash and cash equivalents for period	—	23,620	155	(1)	—	23,774
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$124,850	$1,564	$86	$—	$126,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the terms “we,” “us,” “our”, “MPT” and the “Company” refer to Medical Properties Trust, Inc., a Maryland corporation, individually or together with its consolidated subsidiaries.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	national and local business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	federal and state healthcare regulatory requirements; and

•	national and local economic conditions, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2012 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2013, there were no material changes to these policies.

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

At March 31, 2013, our portfolio consisted of 83 properties: 71 facilities (of the 75 facilities that we own, of which three are subject to long-term ground leases) are leased to 23 tenants, four are under development, and the remainder are in the form of mortgage loans to three operators. Our owned facilities consisted of 27 general acute care hospitals, 24 long-term acute care hospitals, 16 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of three general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended March 31, 2013	% of Total	For the Three Months Ended March 31, 2012	% of Total
General Acute Care Hospitals	$33,084	56.6%	$24,272	59.7%
Long-term Acute Care Hospitals	13,935	23.9%	11,036	26.3%
Rehabilitation Hospitals	10,506	18.0%	5,098	11.6%
Medical Office Buildings	500	0.8%	446	1.2%
Wellness Centers	415	0.7%	415	1.2%

Total revenue	$58,440	100.0%	$41,267	100.0%

We have 32 employees as of May 4, 2013. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2013 Compared to March 31, 2012

Net income for the three months ended March 31, 2013, was $26.2 million, compared to $10.6 million for the three months ended March 31, 2012. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $34.8 million, or $0.25 per diluted share for the 2013 first quarter as compared to $22.5 million, or $0.18 per diluted share for the 2012 first quarter. This 39% increase in FFO per share is primarily due to the increase in revenue from acquisitions made in 2012.

A comparison of revenues for the three month periods ended March 31, 2013 and 2012 is as follows, as adjusted in 2012 for discontinued operations (dollar amounts in thousands):

	2013	% of Total	2012	% of Total	Year over Year Change
Base rents	$32,132	55.0%	$29,656	71.9%	8.4%
Straight-line rents	2,661	4.5%	1,359	3.3%	95.8%
Percentage rents	174	0.3%	496	1.2%	(64.8%)
Fee income	185	0.3%	133	0.3%	39.1%
Income from direct financing leases	8,756	15.0%	1,835	4.4%	377.2%
Interest from loans	14,532	24.9%	7,788	18.9%	86.6%

Total revenue	$58,440	100.0%	$41,267	100.0%	41.6%

Base rents for the 2013 first quarter increased 8.4% versus the prior year as a result of $0.5 million of additional rent generated from annual escalation provisions in our leases and $2.0 million of incremental revenue from our Hammond acquisition and the six development properties that were completed and put into service in late 2012 and the first quarter of 2013. The increase in income from direct financing leases is due to $0.1 million of additional rent generated from annual escalation provisions in our leases and $6.8 million of incremental revenue from the acquisition of 12 Ernest facilities and the Reno and Roxborough facilities in 2012. The increase in interest from loans is due to the additional interest from new loans of $3.8 million related to the Ernest mortgage and acquisition loans entered into in 2012 and $2.6 million related to the Centinela mortgage loan. In addition, interest from loans is higher due to the additional interest on the Hoboken convertible note of $0.4 million.

Real estate depreciation and amortization during the first quarter of 2013 increased to $8.6 million from $8.3 million in 2012, due to the incremental depreciation from the development properties completed in 2012 and the first quarter 2013.

Acquisition expenses decreased from $3.4 million in the first quarter of 2012 to $0.2 million in 2013 as a result of the Ernest Transaction in the first quarter of 2012.

We recognized $0.5 million of earnings from equity and other interests (RIDEA investments) in certain of our tenants in 2013. No such income was recorded in the 2012 first quarter due to the timing of when such investments were made and since we elected to record our share of the investee’s earnings on a 90-day lag basis.

General and administrative expenses totaled $7.8 million for the 2013 first quarter, which is 13.4% of total revenues, down from 18.4% of revenues in the prior year first quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from prior year first quarter due to higher travel expenses.

Interest expense for the quarters ended March 31, 2013 and 2012, totaled $15.4 million and $12.8 million, respectively. This increase is related to higher average debt balances in the current year quarter associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. Our weighted average interest rates were consistent at 6% for the first quarter 2013 and 2012. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
FFO information:
Net income attributable to MPT common stockholders	$26,156	$10,564
Participating securities’ share in earnings	(193)	(252)

Net income, less participating securities’ share in earnings	$25,963	$10,312
Depreciation and amortization:
Continuing operations	8,647	8,293
Discontinued operations	—	453

Funds from operations	$34,610	$19,058
Acquisition costs	191	3,425

Normalized funds from operations	$34,801	$22,483

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.18	$0.08
Depreciation and amortization:
Continuing operations	0.06	0.07
Discontinued operations	—	—

Funds from operations	$0.24	$0.15
Acquisition costs	0.01	0.03

Normalized funds from operations	$0.25	$0.18

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2013, operating cash flows, which primarily consisted of rent and interest from mortgage and other loans, approximated $27.1 million, which with cash on-hand, were principally used to fund our dividends of $27.8 million and our investing activities including the funding of our development activities.

We completed an offering of 12,650,000 shares of our common stock (including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from this offering were used to pay down $125 million on our revolving credit facility, and the remaining proceeds will be used for general corporate purposes, including potential future acquisitions.

During the first three months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $23.4 million, which with cash on-hand, were principally used to fund our dividends of $22.4 million and certain investing activities such as our development activities.

To fund the Ernest Transaction disclosed in Note 3, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), resulting in net proceeds (after underwriting discount) of $220.2 million. In addition, on February 17, 2012, we completed a $200 million offering of the 2012 Senior Unsecured Notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest Transaction. On March 9, 2012, we closed on the $100 million 2012 Term Loan and exercised the $70 million accordion feature on our revolving credit facility. Proceeds from this new term loan were used for general corporate purposes, including acquisitions.

Short-term Liquidity Requirements: At May 4, 2013, our availability under our revolving credit facility plus cash on-hand approximated $450 million. We have only nominal principal payments due and no significant maturities in 2013 beyond our $11 million exchangeable senior notes, which were paid in full on April 1, 2013 – see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments (including capital expenditures, if any), dividends in order to comply with REIT requirements and to fund our current investment strategies for the next twelve months.

Long-term Liquidity Requirements: As of March 31, 2013, we had less than $12 million in debt principal payments due before 2016 – see five-year debt maturity schedule below. With our liquidity at May 4, 2013, of $450 million along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including capital expenditures, if any) and investment strategies for the foreseeable future.

As of March 31, 2013, principal payments due for our debt are as follows (in thousands):

2013	$11,185
2014	266
2015	283
2016	225,299
2017	320
Thereafter	662,780

Total	$900,133

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2013:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20

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

Our primary exposure to market risks relates to changes in interest rates. However, the value of our facilities are subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt if necessary. The changes in the value of our facilities would be affected also by changes in “cap” rates, which is measured by the current annual base rent divided by the current market value of a facility.

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one year period. These forward looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in market conditions.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2013, our outstanding debt totaled $900.1 million, which consisted of fixed-rate debt of $800.1 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $100.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at March 31, 2013, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $9.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.0 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.0 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $100.0 million, the balance of our term loan at March 31, 2013.

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

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 10, 2013

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