Form 10-Q
period 2013-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2013-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (MPT Operating Partnership, L.P. only) (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2013, Medical Properties Trust, Inc. had 150,071,911 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2013 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,295,229	$1,262,099
Real estate held for sale	—	16,497
Mortgage loans	368,650	368,650
Net investment in direct financing leases	391,904	314,412

Gross investment in real estate assets	2,055,783	1,961,658
Accumulated depreciation and amortization	(141,877)	(124,615)

Net investment in real estate assets	1,913,906	1,837,043
Cash and cash equivalents	26,072	37,311
Interest and rent receivable	54,231	45,289
Straight-line rent receivable	41,347	35,860
Other loans	157,251	159,243
Other assets	61,669	64,140

Total Assets	$2,254,476	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$929,074	$1,025,160
Accounts payable and accrued expenses	58,694	65,961
Deferred revenue	25,413	20,609
Lease deposits and other obligations to tenants	18,455	17,342

Total liabilities	1,031,636	1,129,072
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 149,314 shares at June 30, 2013 and 136,335 shares at December 31, 2012	149	136
Additional paid in capital	1,472,961	1,295,916
Distributions in excess of net income	(240,132)	(233,494)
Accumulated other comprehensive loss	(9,876)	(12,482)
Treasury shares, at cost	(262)	(262)

Total Equity	1,222,840	1,049,814

Total Liabilities and Equity	$2,254,476	$2,178,886

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Rent billed	$31,359	$30,696	$63,196	$60,383
Straight-line rent	2,746	1,324	5,407	2,683
Income from direct financing leases	9,230	5,371	17,986	7,206
Interest and fee income	14,138	11,527	28,855	19,449

Total revenues	57,473	48,918	115,444	89,721
Expenses
Real estate depreciation and amortization	8,718	8,337	17,262	16,518
Property-related	649	586	1,062	813
General and administrative	7,225	6,697	15,044	14,289
Acquisition expenses	2,088	279	2,278	3,704

Total operating expenses	18,680	15,899	35,646	35,324

Operating income	38,793	33,019	79,798	54,397
Other income (expense)
Other income (expense)	(23)	(17)	(248)	(32)
Earnings from equity and other interests	1,176	879	1,668	879
Interest expense	(14,641)	(14,889)	(30,065)	(27,684)

Net other expense	(13,488)	(14,027)	(28,645)	(26,837)

Income from continuing operations	25,305	18,992	51,153	27,560
Income from discontinued operations	2,100	368	2,461	2,407

Net income	27,405	19,360	53,614	29,967
Net income attributable to non-controlling interests	(57)	(44)	(110)	(87)

Net income attributable to MPT common stockholders	$27,348	$19,316	$53,504	$29,880

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.17	$0.14	$0.35	$0.21
Income from discontinued operations attributable to MPT common stockholders	0.01	—	0.02	0.02

Net income attributable to MPT common stockholders	$0.18	$0.14	$0.37	$0.23

Earnings per common share —diluted
Income from continuing operations attributable to MPT common stockholders	$0.17	$0.14	$0.34	$0.21
Income from discontinued operations attributable to MPT common stockholders	0.01	—	0.02	0.02

Net income attributable to MPT common stockholders	$0.18	$0.14	$0.36	$0.23

Weighted average shares outstanding:
Basic	149,509	134,715	144,928	129,810
Diluted	151,056	134,715	146,291	129,810
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$27,405	$19,360	$53,614	$29,967
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,779	(1,045)	2,606	(546)

Total comprehensive income (loss)	29,184	18,315	56,220	29,421
Comprehensive income attributable to non-controlling interests	(57)	(44)	(110)	(87)

Comprehensive income (loss) attributable to MPT common stockholders	$29,127	$18,271	$56,110	$29,334

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$53,614	$29,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,927	17,937
Straight-line rent revenue	(5,407)	(2,877)
Direct financing lease interest accretion	(2,498)	(1,156)
Share-based compensation	4,204	3,637
(Gain) loss on sale of real estate	(2,054)	1,446
Amortization and write-off of deferred financing costs and debt discount	1,752	1,711
Other adjustments	4,605	(708)
Changes in:
Interest and rent receivable	(8,943)	(8,176)
Accounts payable and accrued expenses	(6,955)	2,642

Net cash provided by operating activities	56,245	44,423
Investing activities
Cash paid for acquisitions and other related investments	(75,000)	(396,500)
Principal received on loans receivable	3,293	7,966
Net proceeds from sale of real estate	18,409	16,000
Investment in loans receivable	(1,300)	(1,293)
Construction in progress and other	(33,171)	(20,655)

Net cash used for investing activities	(87,769)	(394,482)
Financing activities
Revolving credit facilities, net	(85,000)	(89,600)
Additions to term debt	—	300,000
Payments of term debt	(11,124)	(114)
Distributions paid	(57,846)	(49,589)
Proceeds from sale of common shares, net of offering costs	172,853	220,160
Lease deposits and other obligations to tenants	1,516	383
Debt issuance costs paid and other financing activities	(114)	(6,268)

Net cash provided by financing activities	20,285	374,972

(Decrease) increase in cash and cash equivalents for period	(11,239)	24,913
Cash and cash equivalents at beginning of period	37,311	102,726

Cash and cash equivalents at end of period	$26,072	$127,639

Interest paid	$29,114	$21,784
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$1,648
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$30,081	$27,181

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,295,229	$1,262,099
Real estate held for sale	—	16,497
Mortgage loans	368,650	368,650
Net investment in direct financing leases	391,904	314,412

Gross investment in real estate assets	2,055,783	1,961,658
Accumulated depreciation and amortization	(141,877)	(124,615)

Net investment in real estate assets	1,913,906	1,837,043
Cash and cash equivalents	26,072	37,311
Interest and rent receivable	54,231	45,289
Straight-line rent receivable	41,347	35,860
Other loans	157,251	159,243
Other assets	61,669	64,140

Total Assets	$2,254,476	$2,178,886

Liabilities and Capital
Liabilities
Debt, net	$929,074	$1,025,160
Accounts payable and accrued expenses	28,649	38,177
Deferred revenue	25,413	20,609
Lease deposits and other obligations to tenants	18,455	17,342
Payable due to Medical Properties Trust, Inc.	29,654	27,394

Total liabilities	1,031,245	1,128,682
Capital
General Partner — issued and outstanding — 1,487 units at June 30, 2013 and 1,357 units at December 31, 2012	12,335	10,630
Limited Partners:
Common units — issued and outstanding —147,827 units at June 30, 2013 and 134,978 units at December 31, 2012	1,220,772	1,052,056
LTIP units — issued and outstanding — 221 units at June 30, 2013 and December 31, 2012	—	—
Accumulated other comprehensive loss	(9,876)	(12,482)

Total capital	1,223,231	1,050,204

Total Liabilities and Capital	$2,254,476	$2,178,886

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2013	2012	2013	2012
Revenues
Rent billed	$31,359	$30,696	$63,196	$60,383
Straight-line rent	2,746	1,324	5,407	2,683
Income from direct financing leases	9,230	5,371	17,986	7,206
Interest and fee income	14,138	11,527	28,855	19,449

Total revenues	57,473	48,918	115,444	89,721
Expenses
Real estate depreciation and amortization	8,718	8,337	17,262	16,518
Property-related	649	586	1,062	813
General and administrative	7,225	6,697	15,044	14,289
Acquisition expenses	2,088	279	2,278	3,704

Total operating expenses	18,680	15,899	35,646	35,324

Operating income	38,793	33,019	79,798	54,397
Other income (expense)
Interest and other income (expense)	(23)	(17)	(248)	(32)
Earnings from equity and other interests	1,176	879	1,668	879
Interest expense	(14,641)	(14,889)	(30,065)	(27,684)

Net other expense	(13,488)	(14,027)	(28,645)	(26,837)

Income from continuing operations	25,305	18,992	51,153	27,560
Income from discontinued operations	2,100	368	2,461	2,407

Net income	27,405	19,360	53,614	29,967
Net income attributable to non-controlling interests	(57)	(44)	(110)	(87)

Net income attributable to MPT Operating Partnership partners	$27,348	$19,316	$53,504	$29,880

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.17	$0.14	$0.35	$0.21
Income from discontinued operations attributable to MPT Operating Partnership partners	0.01	—	0.02	0.02

Net income attributable to MPT Operating Partnership partners	$0.18	$0.14	$0.37	$0.23

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.17	$0.14	$0.34	$0.21
Income from discontinued operations attributable to MPT Operating Partnership partners	0.01	—	0.02	0.02

Net income attributable to MPT Operating Partnership partners	$0.18	$0.14	$0.36	$0.23

Weighted average units outstanding:
Basic	149,509	134,715	144,928	129,810
Diluted	151,056	134,715	146,291	129,810
Dividends declared per unit	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Net income	$27,405	$19,360	$53,614	$29,967
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,779	(1,045)	2,606	(546)

Total comprehensive income (loss)	29,184	18,315	56,220	29,421
Comprehensive income attributable to non-controlling interests	(57)	(44)	(110)	(87)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$29,127	$18,271	$56,110	$29,334

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$53,614	$29,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,927	17,937
Straight-line rent revenue	(5,407)	(2,877)
Direct financing lease interest accretion	(2,498)	(1,156)
Share-based compensation	4,204	3,637
(Gain) loss on sale of real estate	(2,054)	1,446
Amortization and write-off of deferred financing costs and debt discount	1,752	1,711
Other adjustments	4,605	(708)
Changes in:
Interest and rent receivable	(8,943)	(8,176)
Accounts payable and accrued expenses	(6,955)	2,642

Net cash provided by operating activities	56,245	44,423
Investing activities
Cash paid for acquisitions and other related investments	(75,000)	(396,500)
Principal received on loans receivable	3,293	7,966
Proceeds from sale of real estate	18,409	16,000
Investment in loans receivable	(1,300)	(1,293)
Construction in progress and other	(33,171)	(20,655)

Net cash used for investing activities	(87,769)	(394,482)
Financing activities
Revolving credit facilities, net	(85,000)	(89,600)
Additions to term debt	—	300,000
Payments of term debt	(11,124)	(114)
Distributions paid	(57,846)	(49,589)
Proceeds from sale of units, net of offering costs	172,853	220,160
Lease deposits and other obligations to tenants	1,516	383
Debt issuance costs paid and other financing activities	(114)	(6,268)

Net cash provided by financing activities	20,285	374,972

Increase in cash and cash equivalents for period	(11,239)	24,913
Cash and cash equivalents at beginning of period	37,311	102,726

Cash and cash equivalents at end of period	$26,072	$127,639

Interest paid	$29,114	$21,784
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$1,648
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$30,081	$27,181

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the six months ended June 30, 2013, there were no material changes to these policies.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2013 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

Variable Interest Entities

At June 30, 2013, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$279,052	Mortgage and other loans	$225,742
Equity investments	$19,318	Other assets	$5,209

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of June 30, 2013, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2013 Activity

On June 11, 2013, we acquired the real estate of two acute care hospitals in Kansas from affiliates of Prime Healthcare Services, Inc. (“Prime”) for a combined purchase price of $75 million and leased the facilities to the operator under a master lease agreement. The master lease is for 10 years and contains two renewal options of five years each, and the rent increases annually based on the greater of the consumer price-index or 2%. This lease is accounted for as a direct financing lease (“DFL”).

2012 Activity

On February 29, 2012, we made loans to and acquired assets from Ernest Health Inc. (“Ernest”) for a combined purchase price and investment of $396.5 million (“Ernest Transaction”).

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

As part of these acquisitions, we purchased and invested in the following: (in thousands)

	2013	2012
Net investments in direct financing leases	$75,000	$200,000
Mortgage loans	—	100,000
Other loans	—	93,200
Equity investments	—	3,300

Total	$75,000	$396,500

Development Activities

On June 11, 2013, we entered into a master funding and development agreement with First Choice ER, LLC (“First Choice”) to develop up to 25 freestanding emergency room facilities for a maximum aggregate funding of $100 million.

On May 20, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in South Ogden, Utah for $19.2 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the 2014 third quarter. We have funded $2.7 million through the end of the 2013 second quarter.

On March 4, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Post Falls, Idaho for $14.4 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the fourth quarter of 2013. We have funded $4.9 million through the end of the 2013 second quarter.

In regards to our Twelve Oaks facility, approximately 55% of this facility became occupied as of January 23, 2013, pursuant to a 15 year lease.

On May 4, 2012, we agreed to develop and lease a 26-bed facility next to our current facility in Victoria, Texas. Total development cost of the new facility is estimated to be $9.4 million, and it is expected to be completed in the third quarter of 2013. We have funded $7.9 million through the end of the 2013 second quarter.

On June 13, 2012, we entered into an agreement with Ernest to fund the development of and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. The facility opened in the first quarter of 2013, and the cost of the land and building for this facility approximates $15 million. The initial lease term for this property is approximately 20 years.

On October 1, 2012, we agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. Total development cost of the new facility is $18 million, and the construction is expected to be completed during the third quarter of 2013. We have funded $12.3 million through the end of the 2013 second quarter.

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

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Original Commitment	Costs Incurred as of June 30, 2013	Estimated Completion Date
Victoria	Victoria, TX	Long-term Acute Care Hospital	Post Acute Medical	$9,400	$7,937	3rd Qtr 2013
Spartanburg	Spartanburg, SC	Rehabilitation Hospital	Ernest Health, Inc.	17,805	12,275	3rd Qtr 2013
Post Falls	Post Falls, ID	Rehabilitation Hospital	Ernest Health, Inc.	14,387	4,937	4th Qtr 2013
Oakleaf	Altoona, WI	General Acute Care Hospital	National Surgical Hospitals	33,500	3,201	1st Qtr 2014
Northern Utah Rehabilitation Hospital	South Ogden, UT	Rehabilitation Hospital	Ernest Health, Inc.	19,153	2,650	3rd Qtr 2014
First Choice Emergency Rooms	Various	General Acute Care Hospital	First Choice	100,000	—	Various

				$194,245	$31,000

Disposals

In April 2013, we sold two long-term acute care hospitals, Summit Hospital of Southeast Arizona and Summit Hospital of Southeast Texas, for total proceeds of $18.5 million, resulting in a gain of $2.1 million.

On June 15, 2012, we sold the HealthSouth Rehabilitation Hospital of Fayetteville in Fayetteville, Arkansas for $16 million, resulting in a loss of $1.4 million.

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 12 Ernest facilities and four other facilities which are accounted for as DFLs. The components of our net investment in DFL consisted of the following (dollars in thousands):

	As of June 30, 2013	As of December 31, 2012
Minimum lease payments receivable	$1,531,874	$1,277,923
Estimated residual values	201,283	201,283
Less: Unearned income	(1,341,253)	(1,164,794)

Net investment in direct financing leases	$391,904	$314,412

Monroe facility

As of June 30, 2013, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana, pursuant to a working capital loan agreement and also have $21.0 million of rent, interest and other charges owed to us by the operator, of which $6.0 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled (straight-line) rent since 2010.

At June 30, 2013, our net investment (exclusive of the related real estate) of approximately $39 million is our maximum exposure to Monroe and the amount is presently deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in (i) approximately $5 million in hospital patient receivables, (ii) cash balances of $0.6 million, (iii) our assessment of the realizable value of our other collateral and (iv) projected EBITDA of the hospital operations under various scenarios for sensitivity purposes. Although we believe our net investment in Monroe at June 30, 2013, is recoverable, beginning in April 2013, we stopped recognizing any future rental income until we begin receiving cash payments. However, no assurances can be made that we will not have additional impairment charges on our working capital loan or other receivables in the future.

Florence facility

On March 1, 2012, we received a certificate of occupancy for our approximate $30 million Florence acute care facility constructed near Phoenix, Arizona. With this, we started collecting and recognizing rent on this facility in March 2012. On March 6, 2013, the tenant of this facility filed for Chapter 11 bankruptcy. Florence is current on rent, and at June 30, 2013, we had less than $0.4 million of receivables outstanding. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid in the future. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at June 30, 2013, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2013	As of December 31, 2012
Mortgage loans	$368,650	$368,650
Acquisition loans	98,433	98,433
Working capital and other loans	55,466	57,458
Convertible loan	3,352	3,352

	$525,901	$527,893

Our mortgage loans cover 9 of our properties with three operators.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At June 30, 2013, $3.3 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended June 30, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.3% and 22.8%, respectively, of total revenue. For the six months ended June 30, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.3% and 16.8%, respectively, of total revenue. From an investment concentration perspective, Ernest represented 18.4% and 18.2% of our total assets at June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013 and 2012, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 32.3% and 22.4%, respectively, of total revenue. For the six months ended June 30, 2013 and 2012, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 31.7% and 24.4%, respectively, of total revenue. From an investment concentration perspective, Prime represented 30.3% and 27.9% of our total assets at June 30, 2013 and December 31, 2012, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of June 30, 2013.

From a geographic perspective, all of our properties are currently located in the United States with 23.4% and 23.2% of our total assets at June 30, 2013, located in Texas and California, respectively.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of June 30, 2013		As of December 31, 2012
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$40,000	Variable	$125,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes	200,000	6.375%	200,000	6.375%
Exchangeable senior notes:
Principal amount (A)	—	N/A	11,000	9.250%
Unamortized discount	—		(37)

	—		10,963
Term loans	114,074	Various	114,197	Various

	$929,074		$1,025,160

As of June 30, 2013, principal payments due for our debt are as follows (in thousands):

2013	$125
2014	266
2015	40,283
2016	225,299
2017	320
Thereafter	662,781

Total	$929,074

(A)	The exchangeable senior notes were paid in full on April 1, 2013.

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

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $9.9 million and $12.5 million as of June 30, 2013 and December 31, 2012, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and six month periods ended June 30, 2013 or 2012. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At June 30, 2013 and December 31, 2012, we had $5.5 million and $6.6 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. The dividend restriction decreased to 95% of normalized adjusted FFO at June 30, 2013 and thereafter. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2013, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

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

MPT Operating Partnership, L.P.

At June 30, 2013, the Company has a 99.8% ownership interest in Operating Partnership with the remainder owned by three other partners, two of which are employees and one of which is a director. During the six months ended June 30, 2013 and 2012, the partnership issued 12,650,000 and 23,575,000 units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We have adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013 which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan replaced the 2004 Equity Incentive Plan (“2004 Plan”). The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,395,132 shares of common stock for awards under the Equity Incentive Plan (including 495,132 shares remaining shares under the 2004 Plan that were transferred to the Equity Incentive Plan) for which 7,395,132 shares remain available for future stock awards as of June 30, 2013. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to the Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units. We awarded the following stock awards during the 2013 and 2012 first quarters:

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	June 30, 2013		December 31, 2012
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$54,231	$43,291	$45,289	$36,700
Loans (1)	332,701	329,859	334,693	335,595
Debt, net	(929,074)	(969,694)	(1,025,160)	(1,082,333)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, as discussed in Note 3, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2013.

At June 30, 2013, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	93,200	93,200	Other loans
Equity investments	3,300	3,300	Other assets

	$196,500	$196,500

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2013.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(300)
- 100 basis points	300

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first half of 2013.

8. Discontinued Operations

Including those properties discussed in Note 3 under the heading “Disposals”, we sold two properties during the six month period ending June 30, 2013 and five properties during 2012. We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations. In addition, we have reclassified the related real estate assets to Real Estate Held for Sale in all prior periods.

The following table presents the results of discontinued operations, for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$62	$2,750	$531	$5,459
Gain (loss) on sale	2,054	(1,446)	2,054	(1,446)
Income	2,100	368	2,461	2,407
Earnings per share/unit — diluted	$0.01	$—	$0.02	$0.02

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2013	2012
Numerator:
Income from continuing operations	$25,305	$18,992
Non-controlling interests’ share in continuing operations	(57)	(44)
Participating securities’ share in earnings	(179)	(238)

Income from continuing operations, less participating securities’ share in earnings	25,069	18,710
Income from discontinued operations attributable to MPT common stockholders	2,100	368

Net income, less participating securities’ share in earnings	$27,169	$19,078

Denominator:
Basic weighted-average common shares	149,509	134,715
Dilutive potential common shares	1,547	—

Dilutive weighted-average common shares	151,056	134,715

	For the Six Months Ended June 30,
	2013	2012
Numerator:
Income from continuing operations	$51,153	$27,560
Non-controlling interests’ share in continuing operations	(110)	(87)
Participating securities’ share in earnings	(372)	(490)

Income from continuing operations, less participating securities’ share in earnings	50,671	26,983
Income from discontinued operations attributable to MPT common stockholders	2,461	2,407

Net income, less participating securities’ share in earnings	$53,132	$29,390

Denominator:
Basic weighted-average common shares	144,928	129,810
Dilutive potential common shares	1,363	—

Dilutive weighted-average common shares	146,291	129,810

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2013	2012
Numerator:
Income from continuing operations	$25,305	$18,992
Non-controlling interests’ share in continuing operations	(57)	(44)
Participating securities’ share in earnings	(179)	(238)

Income from continuing operations, less participating securities’ share in earnings	25,069	18,710
Income from discontinued operations attributable to MPT Operating Partnership partners	2,100	368

Net income, less participating securities’ share in earnings	$27,169	$19,078

Denominator:
Basic weighted-average units	149,509	134,715
Dilutive potential units	1,547	—

Dilutive weighted-average units	151,056	134,715

	For the Six Months Ended June 30,
	2013	2012
Numerator:
Income from continuing operations	$51,153	$27,560
Non-controlling interests’ share in continuing operations	(110)	(87)
Participating securities’ share in earnings	(372)	(490)

Income from continuing operations, less participating securities’ share in earnings	50,671	26,983
Income from discontinued operations attributable to MPT Operating Partnership partners	2,461	2,407

Net income, less participating securities’ share in earnings	$53,132	$29,390

Denominator:
Basic weighted-average units	144,928	129,810
Dilutive potential units	1,363	—

Dilutive weighted-average units	146,291	129,810

For the three and six months ended June 30, 2012, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. In addition, shares/units that may be issued in the future in accordance with our exchangeable senior notes (which were paid off in April 1, 2013) were excluded from the 2012 diluted earnings per share/unit calculation as they were not determined to be dilutive.

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

On August 8, 2013, we entered into an agreement to acquire the real estate of three general acute care hospitals for $283.3 million. The seller / lessee is a well-known operator of multiple acute care facilities, and the transaction is subject to customary conditions and is expected to close during the third quarter of 2013.

On July 18, 2013, we acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas for $15.8 million and leased the facility to Ernest under the 2012 master lease.

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

Subsequent to June 30, 2012, certain of our subsidiaries were re-designated as non-guarantors of our 2011 and 2012 Senior Unsecured Notes as the underlying properties were sold in 2012 and the first half of 2013. With these re-designations, we have restated the 2012 condensed consolidating financial information below to reflect these changes.

In the second quarter of 2013, we revised our condensed consolidating balance sheets as of December 31, 2012 and 2011 to adjust negative net intercompany receivables (payable) balances from Total Assets to Total Liabilities. The impact of this revision, was to increase total assets (and, correspondingly increase total liabilities) as of December 31, 2012 and 2011 for Subsidiaries Guarantors by $1,010.4 million and $888.9 million, respectively, and also to increase total assets (and, correspondingly increase total liabilities) for Non-Guarantor Subsidiaries by $390.9 million and $5.5 million respectively, with an offset to Eliminations. This revision is not material to the related financial statements for any prior periods and had no impact on our consolidated balance sheet. As prior period financial information is presented in future filings, we will similarly revise the condensed consolidating balance sheets.

Condensed Consolidated Balance Sheet

June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,229,282	$65,947	$—	$1,295,229
Mortgage loans	—	—	268,650	100,000	—	368,650
Net investment in direct financing leases	—	—	185,913	205,991	—	391,904

Gross investment in real estate assets	—	—	1,683,845	371,938	—	2,055,783
Accumulated depreciation and amortization	—	—	(134,575)	(7,302)	—	(141,877)

Net investment in real estate assets	—	—	1,549,270	364,636	—	1,913,906
Cash and cash equivalents	—	25,923	—	149	—	26,072
Interest and rent receivable	—	700	29,376	24,155	—	54,231
Straight-line rent receivable	—	—	33,821	7,526	—	41,347
Other loans	—	178	—	157,073	—	157,251
Net intercompany receivable	29,654	1,371,376	—	—	(1,401,030)	—
Investment in subsidiaries	1,223,231	736,536	43,649	—	(2,003,416)	—
Other assets	—	29,517	2,176	29,976	—	61,669

Total Assets	$1,252,885	$2,164,230	$1,658,292	$583,515	$(3,404,446)	$2,254,476

Liabilities and Equity
Liabilities
Debt, net	$—	$915,000	$—	$14,074	$—	$929,074
Accounts payable and accrued expenses	30,045	26,026	1,814	809	—	58,694
Net intercompany payable	—	—	1,022,643	378,387	(1,401,030)	—
Deferred revenue	—	(27)	19,410	6,030	—	25,413
Lease deposits and other obligations to tenants	—	—	16,677	1,778	—	18,455

Total liabilities	30,045	940,999	1,060,544	401,078	(1,401,030)	1,031,636
Total equity	1,222,840	1,223,231	597,748	182,437	(2,003,416)	1,222,840

Total Liabilities and Equity	$1,252,885	$2,164,230	$1,658,292	$583,515	$(3,404,446)	$2,254,476

Condensed Consolidated Statements of Income

For the Three Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,411	$5,063	$(3,115)	$31,359
Straight-line rent	—	—	2,141	605	—	2,746
Income from direct financing leases	—	—	8,664	5,509	(4,943)	9,230
Interest and fee income	—	5,052	9,186	6,985	(7,085)	14,138

Total revenues	—	5,052	49,402	18,162	(15,143)	57,473
Expenses
Real estate depreciation and amortization	—	—	8,293	425	—	8,718
Property-related	—	104	347	8,255	(8,057)	649
General and administrative	—	7,674	—	(449)	—	7,225
Acquisition expenses	—	2,088	—	—	—	2,088

Total operating expenses	—	9,866	8,640	8,231	(8,057)	18,680

Operating income (expense)	—	(4,814)	40,762	9,931	(7,086)	38,793
Other income (expense)
Other income (expense)	—	(20)	(1)	(2)	—	(23)
Earnings from equity and other interests	—	—	233	943	—	1,176
Interest income (expense)	—	(14,726)	319	(7,320)	7,086	(14,641)

Net other income (expense)	—	(14,746)	551	(6,379)	7,086	(13,488)

Income (loss) from continuing operations	—	(19,560)	41,313	3,552	—	25,305
Income from discontinued operations	—	—	—	2,100	—	2,100
Equity in earnings of consolidated subsidiaries, net of income taxes	27,405	46,965	1,121	—	(75,491)	—

Net income	27,405	27,405	42,434	5,652	(75,491)	27,405
Net income (loss) attributable to non-controlling interests	(57)	(57)	—	—	57	(57)

Net income attributable to MPT common stockholders	$27,348	$27,348	$42,434	$5,652	$(75,434)	$27,348

Condensed Consolidated Statements of Income

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$59,379	$9,567	$(5,750)	$63,196
Straight-line rent	—	—	4,428	979	—	5,407
Income from direct financing leases	—	—	16,868	10,994	(9,876)	17,986
Interest and fee income	—	10,108	18,404	14,517	(14,174)	28,855

Total revenues	—	10,108	99,079	36,057	(29,800)	115,444
Expenses
Real estate depreciation and amortization	—	—	16,412	850	—	17,262
Property-related	—	276	541	15,871	(15,626)	1,062
General and administrative	—	14,419	—	625	—	15,044
Acquisition expenses	—	2,278	—	—	—	2,278

Total operating expenses	—	16,973	16,953	17,346	(15,626)	35,646

Operating income (expense)	—	(6,865)	82,126	18,711	(14,174)	79,798
Other income (expense)
Other income (expense)	—	(42)	—	(206)	—	(248)
Earnings from equity and other interests	—	—	233	1,435	—	1,668
Interest income (expense)	—	(30,243)	629	(14,625)	14,174	(30,065)

Net other income (expense)	—	(30,285)	862	(13,396)	14,174	(28,645)

Income (loss) from continuing operations	—	(37,150)	82,988	5,315	—	51,153
Income from discontinued operations	—	—	(4)	2,465	—	2,461
Equity in earnings of consolidated subsidiaries net of income taxes	53,614	90,764	2,242	—	(146,620)	—

Net income	53,614	53,614	85,226	7,780	(146,620)	53,614
Net income (loss) attributable to non-controlling interests	(110)	(110)	—	—	110	(110)

Net income attributable to MPT common stockholders	$53,504	$53,504	$85,226	$7,780	$(146,510)	$53,504

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$27,405	$27,405	$42,434	$5,652	$(75,491)	$27,405
Other comprehensive income:
Unrealized gain on interest rate swap	1,779	1,779	—	—	(1,779)	1,779

Total comprehensive income	29,184	29,184	42,434	5,652	(77,270)	29,184
Comprehensive income attributable to non-controlling interests	(57)	(57)	—	—	57	(57)

Comprehensive income attributable to MPT common stockholders	$29,127	$29,127	$42,434	$5,652	$(77,213)	$29,127

Condensed Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$53,614	$53,614	$85,226	$7,780	$(146,620)	$53,614
Other comprehensive income:
Unrealized gain on interest rate swap	2,606	2,606	—	—	(2,606)	2,606

Total comprehensive income	56,220	56,220	85,226	7,780	(149,226)	56,220
Comprehensive income attributable to non-controlling interests	(110)	(110)	—	—	110	(110)

Comprehensive income attributable to MPT common stockholders	$56,110	$56,110	$85,226	$7,780	$(149,116)	$56,110

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35)	$(29,249)	$83,956	$1,573	$—	$56,245
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(75,000)	—	—	(75,000)
Principal received on loans receivable	—	—	—	3,293	—	3,293
Net proceeds from sale of real estate	—	—	—	18,409	—	18,409
Investments in and advances to subsidiaries	(115,106)	1,417	22,149	(23,601)	115,141	—
Investments in loans receivable	—	—	—	(1,300)	—	(1,300)
Construction in progress and other	—	(621)	(33,144)	594	—	(33,171)

Net cash provided by (used in) investing activities	(115,106)	796	(85,995)	(2,605)	115,141	(87,769)
Financing Activities
Revolving credit facilities, net	—	(85,000)	—	—	—	(85,000)
Payments of term debt	—	(11,000)	—	(124)	—	(11,124)
Distributions paid	(57,712)	(57,846)	—	—	57,712	(57,846)
Proceeds from sale of common shares/units, net of offering costs	172,853	172,853	—	—	(172,853)	172,853
Lease deposits and other obligations to tenants	—	—	474	1,042	—	1,516
Debt issuance costs paid and other financing activities	—	(114)	—	—	—	(114)

Net cash provided by financing activities	115,141	18,893	474	918	(115,141)	20,285

Increase (decrease) in cash and cash equivalents for period	—	(9,560)	(1,565)	(114)	—	(11,239)
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$25,923	$—	$149	$—	$26,072

Condensed Consolidated Balance Sheet

December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$28	$1,196,124	$65,947	$—	$1,262,099
Real estate held for sale	—	—	—	16,497	—	16,497
Mortgage loans	—	—	268,650	100,000	—	368,650
Investment in direct financing leases	—	—	110,155	204,257	—	314,412

Gross investment in real estate assets	—	28	1,574,929	386,701	—	1,961,658
Accumulated depreciation and amortization	—	—	(118,163)	(6,452)	—	(124,615)

Net investment in real estate assets	—	28	1,456,766	380,249	—	1,837,043
Cash and cash equivalents	—	35,483	1,565	263	—	37,311
Interest and rent receivable	—	212	29,159	15,918	—	45,289
Straight-line rent receivable	—	—	29,314	6,546	—	35,860
Other loans	—	177	—	159,066	—	159,243
Net intercompany receivable	27,393	1,373,941	—	—	(1,401,334)	—
Investment in subsidiaries	1,050,204	647,029	42,666	—	(1,739,899)	—
Other assets	—	31,097	1,522	31,521	—	64,140

Total Assets	$1,077,597	$2,087,967	$1,560,992	$593,563	$(3,141,233)	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,962	$—	$14,198	$—	$1,025,160
Accounts payable and accrued expenses	27,783	26,658	10,492	1,028	—	65,961
Net intercompany payable	—	—	1,000,117	401,217	(1,401,334)	—
Deferred revenue	—	143	19,621	845	—	20,609
Lease deposits and other obligations to tenants	—	—	16,606	736	—	17,342

Total liabilities	27,783	1,037,763	1,046,836	418,024	(1,401,334)	1,129,072
Total equity	1,049,814	1,050,204	514,156	175,539	(1,739,899)	1,049,814

Total Liabilities and Equity	$1,077,597	$2,087,967	$1,560,992	$593,563	$(3,141,233)	$2,178,886

Condensed Consolidated Statements of Income

For the Three Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$28,674	$4,153	$(2,131)	$30,696
Straight-line rent	—	—	949	375	—	1,324
Income from direct financing leases	—	—	4,839	5,371	(4,839)	5,371
Interest and fee income	—	5,034	6,509	7,007	(7,023)	11,527

Total revenues	—	5,034	40,971	16,906	(13,993)	48,918
Expenses
Real estate depreciation and amortization	—	—	7,912	425	—	8,337
Property-related	—	130	368	7,058	(6,970)	586
General and administrative	—	6,773	—	(76)	—	6,697
Acquisition expenses	—	279	—	—	—	279

Total operating expenses	—	7,182	8,280	7,407	(6,970)	15,899

Operating income (loss)	—	(2,148)	32,691	9,499	(7,023)	33,019
Other income (expense)
Other income (expense)	—	(16)	—	(1)	—	(17)
Earnings from equity and other interests	—	—	453	426	—	879
Interest income (expense)	—	(14,913)	253	(7,252)	7,023	(14,889)

Net other income (expense)	—	(14,929)	706	(6,827)	7,023	(14,027)

Income (loss) from continuing operations	—	(17,077)	33,397	2,672	—	18,992
Income (loss) from discontinued operations	—	—	(92)	460	—	368
Equity in earnings of consolidated subsidiaries, net of income taxes	19,360	36,437	1,117	—	(56,914)	—

Net income	19,360	19,360	34,422	3,132	(56,914)	19,360
Net income (loss) attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Net income attributable to MPT common stockholders	$19,316	$19,316	$34,422	$3,132	$(56,870)	$19,316

Condensed Consolidated Statements of Income

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$56,690	$8,284	$(4,591)	$60,383
Straight-line rent	—	—	1,939	744	—	2,683
Income from direct financing leases	—	—	6,492	7,206	(6,492)	7,206
Interest and fee income	—	7,978	11,703	10,414	(10,646)	19,449

Total revenues	—	7,978	76,824	26,648	(21,729)	89,721
Expenses
Real estate depreciation and amortization	—	—	15,668	850	—	16,518
Property-related	—	261	464	11,171	(11,083)	813
General and administrative	—	13,736	—	553	—	14,289
Acquisition expenses	—	3,704	—	—	—	3,704

Total operating expenses	—	17,701	16,132	12,574	(11,083)	35,324

Operating income (loss)	—	(9,723)	60,692	14,074	(10,646)	54,397
Other income (expense)
Other income (expense)	—	(28)	—	(4)	—	(32)
Earnings from equity and other interests	—	—	452	427	—	879
Interest income (expense)	—	(27,702)	479	(11,107)	10,646	(27,684)

Net other income (expense)	—	(27,730)	931	(10,684)	10,646	(26,837)

Income (loss) from continuing operations	—	(37,453)	61,623	3,390	—	27,560
Income (loss) from discontinued operations	—	—	(208)	2,615	—	2,407
Equity in earnings of consolidated subsidiaries net of income taxes	29,967	67,420	2,238	—	(99,625)	—

Net income	29,967	29,967	63,653	6,005	(99,625)	29,967
Net income (loss) attributable to non-controlling interests	(87)	(87)	—	—	87	(87)

Net income attributable to MPT common stockholders	$29,880	$29,880	$63,653	$6,005	$(99,538)	$29,880

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$19,360	$19,360	$34,422	$3,132	$(56,914)	$19,360
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(1,045)	(1,045)	—	—	1,045	(1,045)

Total comprehensive income	18,315	18,315	34,422	3,132	(55,869)	18,315
Comprehensive income attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Comprehensive income attributable to MPT common stockholders	$18,271	$18,271	$34,422	$3,132	$(55,825)	$18,271

Condensed Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$29,967	$29,967	$63,653	$6,005	$(99,625)	$29,967
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(546)	(546)	—	—	546	(546)

Total comprehensive income	29,421	29,421	63,653	6,005	(99,079)	29,421
Comprehensive income attributable to non-controlling interests	(87)	(87)	—	—	87	(87)

Comprehensive income attributable to MPT common stockholders	$29,334	$29,334	$63,653	$6,005	$(98,992)	$29,334

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$—	$(30,512)	$71,218	$3,717	$—	$44,423
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(200,000)	(196,500)	—	(396,500)
Principal received on loans receivable	—	—	5,491	2,475	—	7,966
Net proceeds from sale of real estate	—	—	—	16,000	—	16,000
Investments in and advances to subsidiaries	(170,705)	(359,319)	183,197	176,122	170,705	—
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(47)	(19,970)	(638)	—	(20,655)

Net cash used in investing activities	(170,705)	(359,366)	(31,282)	(3,834)	170,705	(394,482)
Financing Activities
Revolving credit facilities, net	—	(50,000)	(39,600)	—	—	(89,600)
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(114)	—	(114)
Distributions paid	(49,455)	(49,589)	—	—	49,455	(49,589)
Proceeds from sale of common stock/units, net of offering costs	220,160	220,160	—	—	(220,160)	220,160
Lease deposits and other obligations to tenants	—	—	(180)	563	—	383
Debt issuance costs paid and other financing activities	—	(6,268)	—	—	—	(6,268)

Net cash provided by (used in) financing activities	170,705	414,303	(39,780)	449	(170,705)	374,972

Increase in cash and cash equivalents for period	—	24,425	156	332	—	24,913
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$125,655	$1,565	$419	$—	$127,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our most recent Annual Report on Form 10-K and as updated in our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2013, there were no material changes to these policies.

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities. We have operated as a REIT since April 6, 2004, and, accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2004, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At June 30, 2013, our portfolio consisted of 84 properties: 71 facilities (of the 76 facilities that we own, of which three are subject to long-term ground leases) are leased to 24 tenants, five are under development, and the remainder are in the form of mortgage loans to three operators. Our owned facilities consisted of 29 general acute care hospitals, 22 long-term acute care hospitals, 17 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of three general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2013	% of Total	For the Three Months Ended June 30, 2012	% of Total
General Acute Care Hospitals (A)	$33,237	57.8%	$25,658	52.5%
Long-term Acute Care Hospitals	13,406	23.3%	12,205	24.9%
Rehabilitation Hospitals	10,415	18.1%	10,640	21.8%
Wellness Centers	415	0.8%	415	0.8%

Total revenue	$57,473	100.0%	$48,918	100.0%

	For the Six Months Ended June 30, 2013	% of Total	For the Six Months Ended June 30, 2012	% of Total
General Acute Care Hospitals (A)	$66,820	57.8%	$50,374	56.2%
Long-term Acute Care Hospitals	26,873	23.3%	22,777	25.4%
Rehabilitation Hospitals	20,921	18.1%	15,739	17.5%
Wellness Centers	830	0.8%	831	0.9%

Total revenue	$115,444	100.0%	$89,721	100.0%

(A)	Includes two medical office buildings associated with two of our general acute care hospitals.

We have 34 employees as of August 8, 2013. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended June 30, 2013 Compared to June 30, 2012

Net income for the three months ended June 30, 2013, was $27.3 million, compared to $19.3 million for the three months ended June 30, 2012. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $35.9 million, or $0.24 per diluted share for the 2013 second quarter as compared to $29.7 million, or $0.22 per diluted share for the 2012 second quarter. This 21% increase in FFO is primarily due to the increase in revenue from acquisitions made subsequent to June 2012.

A comparison of revenues for the three month periods ended June 30, 2013 and 2012 is as follows, as adjusted in 2012 for discontinued operations (dollar amounts in thousands):

	2013	% of Total	2012	% of Total	Year over Year Change
Base rents	$31,327	54.5%	$30,036	61.4%	4.3%
Straight-line rents	2,746	4.8%	1,324	2.7%	107.3%
Percentage rents	32	0.1%	660	1.4%	(95.2%)
Income from direct financing leases	9,230	16.1%	5,371	11.0%	71.8%
Interest from loans and fee income	14,138	24.5%	11,527	23.5%	22.6%

Total revenue	$57,473	100.0%	$48,918	100.0%	17.5%

Base rents for the 2013 second quarter increased 4.3% versus the prior year as a result of $0.5 million of additional rent generated from annual escalation provisions in our leases and $1.9 million of incremental revenue from our Hammond acquisition and the seven development properties that were completed and put into service in late 2012 and the first half of 2013, partially offset by the $1.0 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. The increase in income from direct financing leases is due to $0.1 million of additional rent generated from annual escalation provisions in our leases and $3.7 million of incremental revenue from the acquisition of Reno and Roxborough facilities in 2012 and the Saint John and Providence facilities in 2013. The increase in interest from loans is primarily due to the additional interest from new loans of $2.6 million related to the Centinela mortgage loan.

Real estate depreciation and amortization during the second quarter of 2013 increased to $8.7 million from $8.3 million in 2012, due to the incremental depreciation from the development properties completed in 2012 and the first quarter 2013 and the Hammond acquisition.

Acquisition expenses increased from $0.3 million in the second quarter of 2012 to $2.1 million in 2013 as a result of continued activity to pursue potential deals in our robust pipeline.

General and administrative expenses totaled $7.2 million for the 2013 second quarter, which is 12.6% of total revenues, down from 13.7% of revenues in the prior year second quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from prior year second quarter due to higher overall compensation expense with the additions to our staff for the growth in our company and higher stock compensation expense from the increase in our stock price.

We recognized $1.2 million of earnings from equity and other interests (RIDEA investments) in certain of our tenants in 2013, which is up slightly over the 2012 same period due to improved results from our profit and equity investees during 2013.

Interest expense for the quarters ended June 30, 2013 and 2012, totaled $14.6 million and $14.9 million, respectively. The decrease in interest expense is primarily related to the pay off of our 2008 exchangeable notes on April 1, 2013. Our weighted average interest rates were consistent at 6% for the second quarter 2013 and 2012. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income (loss) for the second quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Six Months Ended June 30, 2013 Compared to June 30, 2012

Net income for the six months ended June 30, 2013, was $53.5 million compared to net income of $29.9 million for the six months ended June 30, 2012. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $70.7 million, or $0.48 per diluted share for the first six months in 2013 as compared to $52.2 million, or $0.40 per diluted share for the first six months of 2012. This 36% increase in FFO is primarily due to the increase in revenue from acquisitions made subsequent to June 2012.

A comparison of revenues for the six month periods ended June 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	2013	% of Total	2012	% of Total	Year over Year Change
Base rents	$63,196	54.7%	$59,429	66.2%	6.3%
Straight-line rents	5,407	4.7%	2,683	3.0%	101.5%
Percentage rents	—	—%	954	1.1%	(100)%
Income from direct financing leases	17,986	15.6%	7,206	8.0%	149.6%
Interest from loans and fee income	28,855	25.0%	19,449	21.7%	48.4%

Total revenue	$115,444	100.0%	$89,721	100.0%	28.7%

Base rents for the 2013 first six months of 2013 increased 6.3% versus the prior year as a result of $0.9 million of additional rent generated from annual escalation provisions in our leases and $3.9 million of incremental revenue from the properties completed since June 2012 partially offset by the $1.0 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. Income from direct financing leases is higher than the prior year from $10.5 million of incremental revenue from the Ernest Transaction (additional quarter of income in 2013) and the new Roxborough, Reno, Saint John and Providence facilities along with $0.3 million of additional income generated from our annual escalation provisions. Interest from loans is higher than the prior year primarily due to the $3.9 million, $0.4 million, and $5.3 million of additional interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Real estate depreciation and amortization during the first six months of 2013 was $17.3 million, compared to $16.5 million in the same period of 2012 due to the incremental depreciation from our Hammond facility acquired in December 2012 and the development properties completed since June 2012.

Acquisition expenses decreased from $3.7 million in 2012 to $2.3 million in 2013 primarily as a result of the Ernest Transaction in 2012.

General and administrative expenses in the first two quarters of 2013 totaled $15.0 million, which is 13.0% of revenues down from 15.9% of revenues in the prior year as revenues are up significantly over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from prior year first six months due to higher overall compensation expense with the additions to our staff for the growth in our company and higher stock compensation expense from the increase in our stock price.

We recognized $1.7 million of earnings from equity and other interests in certain of our tenants in the first six months of 2013. The increase over the 2012 same period is partially due to no such income being recorded in the 2012 first quarter due to the timing of when such investments were made and since we elected to record our share of the investee’s earnings on a 90-day lag basis. In addition, approximately $0.3 million of this increase was due to improved results, year over year, from our profit and equity investees during 2013.

Interest expense for the first six months of 2013 and 2012 totaled $30.1 million and $27.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. Our weighted average interest rates were consistent at 6% for the first half of 2013 and 2012. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the six month periods of 2013 and 2012 was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and six months ended June 30, 2013 and 2012 ($ amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
FFO information:
Net income attributable to MPT common stockholders	$27,348	$19,316	$53,504	$29,880
Participating securities’ share in earnings	(179)	(238)	(372)	(490)

Net income, less participating securities’ share in earnings	$27,169	$19,078	$53,132	$29,390
Depreciation and amortization:
Continuing operations	8,718	8,337	17,262	16,518
Discontinued operations	—	527	103	1,093
Loss (gain) on sale of real estate	(2,054)	1,446	(2,054)	1,446

Funds from operations	$33,833	$29,388	$68,443	$48,447
Acquisition costs	2,088	279	2,278	3,704

Normalized funds from operations	$35,921	$29,667	$70,721	$52,151

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.18	$0.14	$0.36	$0.23
Depreciation and amortization:
Continuing operations	0.06	0.07	0.12	0.13
Discontinued operations	—	—	—	—
Loss (gain) on sale of real estate	(0.02)	0.01	(0.01)	0.01

Funds from operations	$0.22	$0.22	$0.47	$0.37
Write-off of straight line rent	—	—	—	—
Acquisition costs	0.02	—	0.01	0.03

Normalized funds from operations	$0.24	$0.22	$0.48	$0.40

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2013, operating cash flows, which primarily consisted of rent and interest from mortgage and other loans, were $56.2 million, which with cash on-hand, were principally used to fund our dividends of $57.8 million.

We completed an offering of 12,650,000 shares of our common stock (including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from this offering and property sales were used to pay down $85 million on our revolving credit facility and fund our investing activities including our acquisitions and development activities.

During the first six months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, approximated $44.4 million, which with cash on-hand, were principally used to fund our dividends of $49.6 million.

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

Short-term Liquidity Requirements: At August 5, 2013, our availability under our revolving credit facility plus cash on-hand approximated $360 million. We have only nominal principal payments due and no significant maturities in 2013– see five-year debt maturity schedule below. We believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, (including capital expenditures, if any), dividends in order to comply with REIT requirements and our remaining investment goal for 2013.

Long-term Liquidity Requirements: As of June 30, 2013, we had less than $0.4 million in debt principal payments due before 2015 – see five-year debt maturity schedule below. With our current liquidity at August 5, 2013 of $360 million along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any). However, in order to fund our investment strategies post 2013 or to fund investments greater than our remaining goals for 2013, we will require external capital, which we believe is currently available in the market, such as the following:.

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	expanding our current revolving credit facility, and/or

•	strategic property sales.

However, there is no assurance that conditions in the market will remain favorable for such possible transactions or that our plans will be successful.

As of June 30, 2013, principal payments due for our debt are as follows (in thousands):

2013	$125
2014	266
2015	40,283
2016	225,299
2017	320
Thereafter	662,781

Total	$929,074

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2013:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2013, our outstanding debt totaled $929.1 million, which consisted of fixed-rate debt of $789.1 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $140.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $9.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.4 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $140.0 million, the balance of our term loan and revolving credit facility at June 30, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K, for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

10.1(1)	Medical Properties Trust Inc. 2013 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Appendix to Medical Properties Trust, Inc.’s definitive proxy statement on Schedule 14A, filed with the SEC on April 26, 2013

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

Date: August 9, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)	Medical Properties Trust Inc. 2013 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Appendix to Medical Properties Trust, Inc.’s definitive proxy statement on Schedule 14A, filed with the SEC on April 26, 2013