Form 10-Q
period 2013-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2013-11-08
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013, Medical Properties Trust, Inc. had 161,571,911 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2013 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,606,432	$1,262,099
Real estate held for sale	—	16,497
Mortgage loans	368,650	368,650
Net investment in direct financing leases	403,512	314,412

Gross investment in real estate assets	2,378,594	1,961,658
Accumulated depreciation and amortization	(150,666)	(124,615)

Net investment in real estate assets	2,227,928	1,837,043
Cash and cash equivalents	12,124	37,311
Interest and rent receivable	54,505	45,289
Straight-line rent receivable	44,240	35,860
Other loans	161,245	159,243
Other assets	63,108	64,140

Total Assets	$2,563,150	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$1,086,973	$1,025,160
Accounts payable and accrued expenses	73,852	65,961
Deferred revenue	23,229	20,609
Lease deposits and other obligations to tenants	20,527	17,342

Total liabilities	1,204,581	1,129,072
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 160,880 shares at September 30, 2013 and 136,335 shares at December 31, 2012	160	136
Additional paid in capital	1,615,230	1,295,916
Distributions in excess of net income	(246,865)	(233,494)
Accumulated other comprehensive loss	(9,694)	(12,482)
Treasury shares, at cost	(262)	(262)

Total Equity	1,358,569	1,049,814

Total Liabilities and Equity	$2,563,150	$2,178,886

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Rent billed	$31,878	$30,298	$95,074	$90,680
Straight-line rent	2,853	2,745	8,260	5,429
Income from direct financing leases	11,298	5,773	29,284	12,979
Interest and fee income	14,427	14,037	43,282	33,486

Total revenues	60,456	52,853	175,900	142,574

Expenses
Real estate depreciation and amortization	8,789	8,308	26,051	24,826
Property-related	458	214	1,520	1,027
General and administrative	6,380	7,052	21,423	21,341
Acquisition expenses	4,179	410	6,457	4,115

Total operating expenses	19,806	15,984	55,451	51,309

Operating income	40,650	36,869	120,449	91,265
Other income (expense)
Other income (expense)	3	(23)	(245)	(55)
Earnings from equity and other interests	843	1,065	2,511	1,944
Interest expense	(15,830)	(15,046)	(45,896)	(42,730)

Net other expense	(14,984)	(14,004)	(43,630)	(40,841)

Income from continuing operations	25,666	22,865	76,819	50,424
Income from discontinued operations	37	8,643	2,498	11,050

Net income	25,703	31,508	79,317	61,474
Net income attributable to non-controlling interests	(55)	(44)	(165)	(130)

Net income attributable to MPT common stockholders	$25,648	$31,464	$79,152	$61,344

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.17	$0.51	$0.38
Income from discontinued operations attributable to MPT common stockholders	—	0.06	0.02	0.08

Net income attributable to MPT common stockholders	$0.16	$0.23	$0.53	$0.46

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.17	$0.51	$0.38
Income from discontinued operations attributable to MPT common stockholders	—	0.06	0.02	0.08

Net income attributable to MPT common stockholders	$0.16	$0.23	$0.53	$0.46

Weighted average shares outstanding:
Basic	154,758	134,781	148,204	131,467
Diluted	155,969	134,782	149,517	131,467
Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$25,703	$31,508	$79,317	$61,474
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	182	(443)	2,788	(989)

Total comprehensive income (loss)	25,885	31,065	82,105	60,485
Comprehensive income attributable to non-controlling interests	(55)	(44)	(165)	(130)

Comprehensive income (loss) attributable to MPT common stockholders	$25,830	$31,021	$81,940	$60,355

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$79,317	$61,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,000	26,899
Straight-line rent revenue	(8,260)	(4,100)
Direct financing lease interest accretion	(4,106)	(2,050)
Share-based compensation	6,019	5,430
Gain on sale of real estate	(2,054)	(7,278)
Amortization and write-off of deferred financing costs and debt discount	2,624	2,577
Other adjustments	4,156	(3,415)
Changes in:
Interest and rent receivable	(9,216)	(12,232)
Accounts payable and accrued expenses	6,084	7,404

Net cash provided by operating activities	101,564	74,709
Investing activities
Cash paid for acquisitions and other related investments	(371,500)	(606,500)
Principal received on loans receivable	4,694	9,507
Net proceeds from sale of real estate	18,409	34,100
Investment in loans receivable	(1,445)	(1,293)
Construction in progress and other	(63,422)	(35,920)

Net cash used for investing activities	(413,264)	(600,106)
Financing activities
Revolving credit facilities, net	(80,000)	35,400
Additions to term debt	153,000	300,000
Payments of term debt	(11,185)	(171)
Distributions paid	(87,928)	(76,770)
Proceeds from sale of common shares, net of offering costs	313,319	220,107
Lease deposits and other obligations to tenants	3,589	(13,391)
Debt issuance costs paid and other financing activities	(4,282)	(6,341)

Net cash provided by financing activities	286,513	458,834

Decrease in cash and cash equivalents for period	(25,187)	(66,563)
Cash and cash equivalents at beginning of period	37,311	102,726

Cash and cash equivalents at end of period	$12,124	$36,163

Interest paid	$38,997	$31,350
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$1,648
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$32,381	$27,181

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$1,606,432	$1,262,099
Real estate held for sale	—	16,497
Mortgage loans	368,650	368,650
Net investment in direct financing leases	403,512	314,412

Gross investment in real estate assets	2,378,594	1,961,658
Accumulated depreciation and amortization	(150,666)	(124,615)

Net investment in real estate assets	2,227,928	1,837,043
Cash and cash equivalents	12,124	37,311
Interest and rent receivable	54,505	45,289
Straight-line rent receivable	44,240	35,860
Other loans	161,245	159,243
Other assets	63,108	64,140

Total Assets	$2,563,150	$2,178,886

Liabilities and Capital
Liabilities
Debt, net	$1,086,973	$1,025,160
Accounts payable and accrued expenses	41,409	38,177
Deferred revenue	23,229	20,609
Lease deposits and other obligations to tenants	20,527	17,342
Payable due to Medical Properties Trust, Inc.	32,053	27,394

Total liabilities	1,204,191	1,128,682
Capital
General Partner — issued and outstanding — 1,603 units at September 30, 2013 and 1,357 units at December 31, 2012	13,692	10,630
Limited Partners:
Common units — issued and outstanding — 159,277 units at September 30, 2013 and 134,978 units at December 31, 2012	1,354,961	1,052,056
LTIP units — issued and outstanding — 221 units at September 30, 2013 and December 31, 2012	—	—
Accumulated other comprehensive loss	(9,694)	(12,482)

Total capital	1,358,959	1,050,204

Total Liabilities and Capital	$2,563,150	$2,178,886

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2013	2012	2013	2012
Revenues
Rent billed	$31,878	$30,298	$95,074	$90,680
Straight-line rent	2,853	2,745	8,260	5,429
Income from direct financing leases	11,298	5,773	29,284	12,979
Interest and fee income	14,427	14,037	43,282	33,486

Total revenues	60,456	52,853	175,900	142,574
Expenses
Real estate depreciation and amortization	8,789	8,308	26,051	24,826
Property-related	458	214	1,520	1,027
General and administrative	6,380	7,052	21,423	21,341
Acquisition expenses	4,179	410	6,457	4,115

Total operating expenses	19,806	15,984	55,451	51,309

Operating income	40,650	36,869	120,449	91,265
Other income (expense)
Interest and other income (expense)	3	(23)	(245)	(55)
Earnings from equity and other interests	843	1,065	2,511	1,944
Interest expense	(15,830)	(15,046)	(45,896)	(42,730)

Net other expense	(14,984)	(14,004)	(43,630)	(40,841)

Income from continuing operations	25,666	22,865	76,819	50,424
Income from discontinued operations	37	8,643	2,498	11,050

Net income	25,703	31,508	79,317	61,474
Net income attributable to non-controlling interests	(55)	(44)	(165)	(130)

Net income attributable to MPT Operating Partnership partners	$25,648	$31,464	$79,152	$61,344

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.17	$0.51	$0.38
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.06	0.02	0.08

Net income attributable to MPT Operating Partnership partners	$0.16	$0.23	$0.53	$0.46

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.17	$0.51	$0.38
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.06	0.02	0.08

Net income attributable to MPT Operating Partnership partners	$0.16	$0.23	$0.53	$0.46

Weighted average units outstanding:
Basic	154,758	134,781	148,204	131,467
Diluted	155,969	134,782	149,517	131,467
Dividends declared per unit	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$25,703	$31,508	$79,317	$61,474
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	182	(443)	2,788	(989)

Total comprehensive income (loss)	25,885	31,065	82,105	60,485
Comprehensive income attributable to non-controlling interests	(55)	(44)	(165)	(130)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$25,830	$31,021	$81,940	$60,355

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$79,317	$61,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,000	26,899
Straight-line rent revenue	(8,260)	(4,100)
Direct financing lease interest accretion	(4,106)	(2,050)
Share-based compensation	6,019	5,430
Gain on sale of real estate	(2,054)	(7,278)
Amortization and write-off of deferred financing costs and debt discount	2,624	2,577
Other adjustments	4,156	(3,415)
Changes in:
Interest and rent receivable	(9,216)	(12,232)
Accounts payable and accrued expenses	6,084	7,404

Net cash provided by operating activities	101,564	74,709
Investing activities
Cash paid for acquisitions and other related investments	(371,500)	(606,500)
Principal received on loans receivable	4,694	9,507
Proceeds from sale of real estate	18,409	34,100
Investment in loans receivable	(1,445)	(1,293)
Construction in progress and other	(63,422)	(35,920)

Net cash used for investing activities	(413,264)	(600,106)
Financing activities
Revolving credit facilities, net	(80,000)	35,400
Additions to term debt	153,000	300,000
Payments of term debt	(11,185)	(171)
Distributions paid	(87,928)	(76,770)
Proceeds from sale of units, net of offering costs	313,319	220,107
Lease deposits and other obligations to tenants	3,589	(13,391)
Debt issuance costs paid and other financing activities	(4,282)	(6,341)

Net cash provided by financing activities	286,513	458,834

Increase in cash and cash equivalents for period	(25,187)	(66,563)
Cash and cash equivalents at beginning of period	37,311	102,726

Cash and cash equivalents at end of period	$12,124	$36,163

Interest paid	$38,997	$31,350
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$1,648
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$32,381	$27,181

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both U.S. federal and state income taxes.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are currently located in the United States; however, we have committed to acquire the RHM Portfolio (as more fully described in Note 10) which will represent our first acquisition (if consummated) outside of the United States.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 30, 2013, there were no material changes to these policies.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2013 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

Variable Interest Entities

At September 30, 2013, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$283,157	Mortgage and other loans	$229,646
Equity investments	$19,519	Other assets	$5,079

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of September 30, 2013, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2013 Activity

On September 26, 2013, we acquired three general acute care hospitals from affiliates of IASIS Healthcare LLC (“IASIS”) for a combined purchase price of $283.3 million (including a commitment to provide approximately $2.0 million for improvements to a fourth hospital that we already own). Each of the facilities will be leased back to IASIS under leases with initial 15-year terms plus two renewal options of five years each, and consumer price-indexed rent increases limited to a 2.5% ceiling annually. The lessees will also have a right of first refusal option with respect to subsequent proposed sales of the facilities. All of our leases with affiliates of IASIS will be cross-defaulted with each other. In addition to the IASIS acquisitions transactions, we have amended our lease with IASIS for the Pioneer Valley Hospital in West Valley City, Utah, which extended the lease to 2028 from 2019 and adjusted the rent.

On July 18, 2013, we acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital) for $15.8 million (including a $0.5 million commitment to acquire adjacent land) and leased the facility to an affiliate of Ernest Health Inc. (“Ernest”) under the master lease agreement entered into with Ernest in 2012 that initially provided for a 20-year term with three five-year extension options, plus consumer price-indexed rent increases, limited to a 2% floor and 5% ceiling annually.

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

2012 Activity

On September 19, 2012, we acquired the real estate of the 380 bed St. Mary’s Regional Medical Center, an acute care hospital in Reno, Nevada for $80 million and the real estate of the 140 bed Roxborough Memorial Hospital in Pennsylvania for $30 million. The acquired facilities are leased to Prime pursuant to a master lease agreement.

On July 3, 2012, we funded a $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. Centinela is a 369 bed acute care facility that is operated by Prime. This mortgage loan is cross-defaulted with other mortgage loans to Prime and the master lease agreements.

On February 29, 2012, we made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million (“Ernest Transaction”).

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

As part of these acquisitions, we purchased and invested in the following: (in thousands)

	2013	2012
Land	$16,220	$—
Building	265,030	—
Net investments in direct financing leases	85,000	310,000
Mortgage loans	—	200,000
Other loans	5,250	93,200
Equity investments	—	3,300

Total	$371,500	$606,500

From the respective acquisition dates, the properties and mortgage loans acquired in 2013 contributed $2.9 million and $3.3 million of revenue and income (excluding related acquisition expenses), respectively, for the three and nine month periods ended September 30, 2013, respectively. In addition, we incurred $1.6 million and $1.6 million of acquisition related costs on the 2013 acquisitions for the three and nine months ended September 30, 2013.

The purchase price allocation attributable to the IASIS facilities is preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, resulting in changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The results of operations for each of the properties acquired are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2012, as if each acquisition in 2013 and 2012 were consummated on the same terms at the beginning of 2012 and 2011, respectively. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred in the three and nine months ended September 30, 2012 ($ amounts in thousands, except per share/unit data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$65,518	$63,695	$196,708	$188,339
Net income	29,366	37,091	89,570	92,620
Net income per share/unit — diluted	$0.18	$0.25	$0.55	$0.63

Development Activities

On June 11, 2013, we entered into a master funding and development agreement with First Choice ER, LLC (“First Choice”) to develop up to 25 freestanding emergency room facilities for a maximum aggregate funding of $100 million. During the third quarter of 2013, we began construction on two of these emergency room facilities in Dallas, Texas and Austin, Texas for a total development price of $5.2 million and $5.5 million, respectively. One of the facilities is expected to be completed in the fourth quarter of 2013, while the other in the first quarter of 2014. We have funded $4.3 million through the end of the 2013 third quarter.

On May 20, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in South Ogden, Utah for $19.2 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the 2014 third quarter. We have funded $7.4 million through the end of the 2013 third quarter.

On March 4, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Post Falls, Idaho for $14.4 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the fourth quarter of 2013. We have funded $10.4 million through the end of the 2013 third quarter.

In regards to our Twelve Oaks facility, approximately 55% of this facility became occupied as of January 23, 2013, pursuant to a 15 year lease.

On December 20, 2012, we entered into an agreement to finance the development of and lease an acute care facility in Altoona, Wisconsin for $33.5 million, which will be leased to an affiliate of National Surgical Hospitals. The facility is expected to be completed in the fourth quarter of 2014. We have funded $11.1 million through the end of the 2013 third quarter.

On October 1, 2012, we agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. The facility opened in the third quarter of 2013, and the cost of the land and building for this facility approximates $15 million. The initial lease term for this property is approximately 20 years.

On June 13, 2012, we entered into an agreement with Ernest to fund the development of and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. The facility opened in the first quarter of 2013, and the cost of the land and building for this facility approximates $15 million. The initial lease term for this property is approximately 20 years.

On May 4, 2012, we agreed to develop and lease a 26-bed facility next to our current facility in Victoria, Texas. Total development cost of the new facility is estimated to be $9.4 million, and it is expected to be completed in fourth quarter of 2013. We have funded $8.4 million through the end of the 2013 third quarter.

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

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Original Commitment	Costs Incurred as of September 30, 2013	Estimated Completion Date
Victoria Rehabilitation Hospital	Victoria, TX	Long-term Acute Care Hospital	Post Acute Medical	$9,400	$8,391	4th Qtr 2013

First Choice ER — Brodie	Austin, TX	General Acute Care Hospital	First Choice	5,470	1,509	1st Qtr 2014
First Choice ER — Little Elm	Dallas, TX	General Acute Care Hospital	First Choice	5,200	2,792	4th Qtr 2013
Rehabilitation Hospital of the Northwest	Post Falls, ID	Rehabilitation Hospital	Ernest Health, Inc.	14,387	10,389	4th Qtr 2013
Oakleaf Surgical Hospital	Altoona, WI	General Acute Care Hospital	National Surgical Hospitals	33,500	11,146	3rd Qtr 2014
Northern Utah Rehabilitation Hospital	South Ogden, UT	Rehabilitation Hospital	Ernest Health, Inc.	19,153	7,406	3rd Qtr 2014
First Choice Emergency Rooms	Various	General Acute Care Hospital	First Choice	89,330	—	Various

				$176,440	$41,633

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

On September 28, 2012, we sold our Thornton facility for $17.4 million, resulting in a gain of $8.4 million.

Leasing Operations

On July 3, 2012, we entered into master lease agreements with certain subsidiaries of Prime, which replaced the then current leases with the same tenants covering the same properties. The master leases are for 10 years and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements. However, the annual escalators, which in the prior leases were limited, have been increased 100% of consumer price index increases, along with a minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment.

All of our leases are accounted for as operating leases except for the master lease of 13 Ernest facilities and four other facilities which are accounted for as DFLs. The components of our net investment in DFL consisted of the following (dollars in thousands):

	As of September 30, 2013	As of December 31, 2012
Minimum lease payments receivable	$1,566,155	$1,277,923
Estimated residual values	211,283	201,283
Less: Unearned income	(1,373,926)	(1,164,794)

Net investment in direct financing leases	$403,512	$314,412

Monroe facility

As of September 30, 2013, we have advanced $29.9 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana, pursuant to a working capital loan agreement and also have $21.0 million of rent, interest and other charges owed to us by the operator, of which $6.0 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired, have not recorded any unbilled (straight-line) rent since 2010, and stopped recording current rent on April 1, 2013 until we begin receiving cash payments.

At September 30, 2013, our net investment (exclusive of the related real estate) of approximately $39 million is our maximum exposure to Monroe and the amount is presently deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in (i) approximately $4 million in hospital patient receivables, (ii) cash balances of $0.1 million, (iii) our assessment of the realizable value of our other collateral and (iv) projected EBITDA of the hospital operations that we have modeled under various scenarios for sensitivity purposes. Although we believe our net investment in Monroe at September 30, 2013, is recoverable, no assurances can be made that we will not have additional impairment charges on our working capital loan or other receivables in the future.

Florence facility

On March 1, 2012, we received a certificate of occupancy for our approximate $30 million Florence acute care facility constructed near Phoenix, Arizona. With this, we started collecting and recognizing rent on this facility in March 2012. On March 6, 2013, the tenant of this facility filed for Chapter 11 bankruptcy. Florence is current on rent, and at September 30, 2013, we had less than $0.5 million of receivables outstanding. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid in the future. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at September 30, 2013, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2013	As of December 31, 2012
Mortgage loans	$368,650	$368,650
Acquisition loans	103,516	98,433
Working capital and other loans	54,377	57,458
Convertible loan	3,352	3,352

	$529,895	$527,893

Our mortgage loans cover 9 of our properties with three operators.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At September 30, 2013, $3.3 million remains outstanding on the convertible note, and we retain the option, through November 2014, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended September 30, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.7% and 21.1%, respectively, of total revenue. For the nine months ended September 30, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.5% and 18.4%, respectively, of total revenue. From an investment concentration perspective, Ernest represented 17.4% and 18.2% of our total assets at September 30, 2013 and December 31, 2012, respectively.

For the three months ended September 30, 2013 and 2012, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 33.7% and 28.7%, respectively, of total revenue. For the nine months ended September 30, 2013 and 2012, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 32.4% and 26.0%, respectively, of total revenue. From an investment concentration perspective, Prime represented 26.7% and 27.9% of our total assets at September 30, 2013 and December 31, 2012, respectively.

On an individual property basis, we had no investment of any single property greater than 5% of our total assets as of September 30, 2013.

From a geographic perspective, all of our properties are currently located in the United States with 24.5% and 20.4% of our total assets at September 30, 2013, located in Texas and California, respectively.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of September 30, 2013		As of December 31, 2012
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$45,000	Variable	$125,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	200,000	6.375%
Unamortized premium	2,960		—	—
	352,960		200,000
Exchangeable senior notes:
Principal amount (A)	—	N/A	11,000	9.250%
Unamortized discount	—		(37)
	—		10,963

Term loans	114,013	Various	114,197	Various

	$1,086,973		$1,025,160

As of September 30, 2013, principal payments due for our debt (which exclude the effects of any discounts or premiums recorded) are as follows (in thousands):

2013	$64
2014	266
2015	45,283
2016	225,299
2017	320
Thereafter	812,781

Total	$1,084,013

(A)	The exchangeable senior notes were paid in full on April 1, 2013.

To help fund acquisitions described in Note 3, on February 17, 2012 and August 20, 2013, we issued $200.0 million (resulting in net proceeds of $196.5 million, after underwriting discount) and $150.0 million (resulting in net proceeds of $150.3 million, after underwriting discount), respectively, aggregate principal amount of our 6.375% senior notes due 2022. The 2013 issuance, which was a tack on to the 2012 offering, was issued at a price of 102%, which represents a yield to the par redemption date of February 15, 2020 of 5.998%.

In addition, on March 9, 2012, we closed on a $100 million senior unsecured term loan facility (“2012 Term Loan”) and exercised the $70 million accordion feature on our revolving credit facility, increasing its capacity from $330 million to $400 million.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $9.7 million and $12.5 million as of September 30, 2013 and December 31, 2012, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and nine month periods ended September 30, 2013 or 2012. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At September 30, 2013 and December 31, 2012, we had $4.7 million and $6.6 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. The dividend restriction is currently 95% of normalized adjusted FFO. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2013, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On August 20, 2013, we completed an offering of 11,500,000 shares of common stock (including 1,500,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $12.75 per share, resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. These proceeds were used to fund the acquisition of the three IASIS properties more fully described in Note 3.

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

MPT Operating Partnership, L.P.

At September 30, 2013, the Company has a 99.8% ownership interest in Operating Partnership with the remainder owned by three other partners, two of which are employees and one of which is a director. During the nine months ended September 30, 2013 and 2012, the partnership issued 24,150,000 and 23,575,000 units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan replaced the 2004 Equity Incentive Plan (“2004 Plan”). The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,395,132 shares of common stock for awards under the Equity Incentive Plan (including 495,132 remaining shares under the 2004 Plan that were transferred to the Equity Incentive Plan) for which 7,395,132 shares remain available for future stock awards as of September 30, 2013. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to the Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units. We awarded the following stock awards during the 2013 and 2012 first quarters:

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

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs (except for the Monroe loan for which we use Level 3 inputs) such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes and 2011 and 2012 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2013		December 31, 2012
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$54,505	$43,723	$45,289	$36,700
Loans (1)	331,612	329,367	334,693	335,595
Debt, net	(1,086,973)	(1,116,389)	(1,025,160)	(1,082,333)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

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

At September 30, 2013, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	98,283	98,283	Other loans
Equity investments	3,300	3,300	Other assets

	$201,583	$201,583

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at September 30, 2013.

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

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first nine months of 2013. To date, we have not received any distribution payments from our equity investment in Ernest.

8. Discontinued Operations

Including those properties discussed in Note 3 under the heading “Disposals”, we sold two properties during the nine month period ending September 30, 2013 and five properties during 2012. We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations. In addition, we have reclassified the related real estate assets to Real Estate Held for Sale in all prior periods.

The following table presents the results of discontinued operations, for the three and nine months ended September 30, 2013 and 2012 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$37	$460	$568	$5,919
Gain (loss) on sale	—	8,726	2,054	7,280
Income	37	8,643	2,498	11,050
Earnings per share/unit — diluted	$—	$0.06	$0.02	$0.08

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2013	2012
Numerator:
Income from continuing operations	$25,666	$22,865
Non-controlling interests’ share in continuing operations	(55)	(44)
Participating securities’ share in earnings	(166)	(225)

Income from continuing operations, less participating securities’ share in earnings	25,445	22,596
Income from discontinued operations attributable to MPT common stockholders	37	8,643

Net income, less participating securities’ share in earnings	$25,482	$31,239

Denominator:
Basic weighted-average common shares	154,758	134,781
Dilutive potential common shares	1,211	1

Dilutive weighted-average common shares	155,969	134,782

	For the Nine Months Ended September 30,
	2013	2012
Numerator:
Income from continuing operations	$76,819	$50,424
Non-controlling interests’ share in continuing operations	(165)	(130)
Participating securities’ share in earnings	(538)	(715)

Income from continuing operations, less participating securities’ share in earnings	76,116	49,579
Income from discontinued operations attributable to MPT common stockholders	2,498	11,050

Net income, less participating securities’ share in earnings	$78,614	$60,629

Denominator:
Basic weighted-average common shares	148,204	131,467
Dilutive potential common shares	1,313	—

Dilutive weighted-average common shares	149,517	131,467

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2013	2012
Numerator:
Income from continuing operations	$25,666	$22,865
Non-controlling interests’ share in continuing operations	(55)	(44)
Participating securities’ share in earnings	(166)	(225)

Income from continuing operations, less participating securities’ share in earnings	25,445	22,596
Income from discontinued operations attributable to MPT Operating Partnership partners	37	8,643

Net income, less participating securities’ share in earnings	$25,482	$31,239

Denominator:
Basic weighted-average units	154,758	134,781
Dilutive potential units	1,211	1

Dilutive weighted-average units	155,969	134,782

	For the Nine Months Ended September 30,
	2013	2012
Numerator:
Income from continuing operations	$76,819	$50,424
Non-controlling interests’ share in continuing operations	(165)	(130)
Participating securities’ share in earnings	(538)	(715)

Income from continuing operations, less participating securities’ share in earnings	76,116	49,579
Income from discontinued operations attributable to MPT Operating Partnership partners	2,498	11,050

Net income, less participating securities’ share in earnings	$78,614	$60,629

Denominator:
Basic weighted-average units	148,204	131,467
Dilutive potential units	1,313	—

Dilutive weighted-average units	149,517	131,467

For the three and nine months ended September 30, 2012, 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive. In addition, shares/units that may be issued in the future in accordance with our exchangeable senior notes (which were paid off in April 1, 2013) were excluded from the 2012 diluted earnings per share/unit calculation as they were not determined to be dilutive.

10. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

Commitments

RHM Portfolio Acquisition

On September 13, 2013, we entered into an agreement to acquire 11 rehabilitation facilities in the Federal Republic of Germany from RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”) for an aggregate purchase price, including payment of applicable transfer taxes, of €184.0 million (plus a commitment to provide up to €10.0 million in financing for the construction of additions to the facilities within the next two years)(“RHM Portfolio Acquisition”). Each of the facilities will be leased back to RHM under a master lease providing for a term of 27 years and for annual rent increases of 2.0% from 2015 through 2017, and of 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will also be increased to reflect 70% of cumulative increases in the German consumer price index.

The RHM Portfolio Acquisition will represent our first acquisition outside of the United States; however the deal is currently structured similarly to our transactions in the United States. This acquisition would add a portfolio of assets with a financially stable long-term operating history backed by an international private equity sponsor.

Pursuant to the terms of the acquisition agreement, if the conditions precedent to acquiring the 11 facilities are not satisfied or waived on or prior to 90 days after the date of the acquisition agreement, we and the seller will each have the option to close the RHM Portfolio Acquisition with respect to a lesser number of facilities and for a reduced aggregate purchase price. We intend to consummate the RHM Portfolio Acquisition during the fourth quarter of 2013. No assurance can be given that any portion of the RHM Portfolio Acquisition will occur as described herein or at all.

11. Subsequent Events

On October 16, 2013, we began construction on a free standing emergency room facility in San Antonio, Texas that will be leased to First Choice, for a total development price of $5.2 million. The facility is expected to be completed in the first quarter of 2014.

In order to fund the RHM Portfolio Acquisition, on October 10, 2013, we completed a public offering of €200 million aggregate principal amount of our 5.750% Senior Notes due 2020 (the “Notes”). Interest on the Notes will be payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The Notes will pay interest in cash at a rate of 5.750% per year. The Notes mature on October 1, 2020. We may redeem some or all of the Notes at any time prior to October 1, 2016 at a “make-whole” redemption price. On or after October 1, 2016, we may redeem some or all of the Notes at a premium that will decrease over time. In addition, at any time and from time to time prior to October 1, 2016 the Issuers may redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by certain subsidiary guarantors. In the event of a Change of Control, each holder of the Notes may require us to repurchase some or all of our Notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest to the date of purchase.

Proceeds from this offering are currently in escrow and our receipt of such proceeds is dependent on closing of the RHM Portfolio Acquisition. If the conditions to closing the RHM Portfolio Acquisition (other than the payment of the acquisition consideration and other than those conditions that by their terms are to be satisfied contemporaneously with the consummation of the RHM Portfolio Acquisition) are not satisfied or waived on or prior to 90 days after the closing date of this offering of Notes, we will be required by the terms of the indenture governing the Notes to redeem the Notes at the aggregate offering price plus accrued and unpaid interest up to, but excluding, the redemption date.

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

Subsequent to September 30, 2012, certain of our subsidiaries were re-designated as non-guarantors of our 2011 and 2012 Senior Unsecured Notes as the underlying properties were sold in 2012 and the first half of 2013. With these re-designations, we have restated the 2012 condensed consolidating financial information below to reflect these changes.

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

Condensed Consolidated Balance Sheet

September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,259,234	$347,198	$—	$1,606,432
Mortgage loans	—	—	268,650	100,000	—	368,650
Net investment in direct financing leases	—	—	186,586	216,926	—	403,512

Gross investment in real estate assets	—	—	1,714,470	664,124	—	2,378,594
Accumulated depreciation and amortization	—	—	(142,939)	(7,727)	—	(150,666)

Net investment in real estate assets	—	—	1,571,531	656,397	—	2,227,928
Cash and cash equivalents	—	11,391	—	733	—	12,124
Interest and rent receivable	—	715	29,284	24,506	—	54,505
Straight-line rent receivable	—	—	36,051	8,189	—	44,240
Other loans	—	178	—	161,067	—	161,245
Net intercompany receivable	32,053	1,639,081	—	—	(1,671,134)	—
Investment in subsidiaries	1,358,959	783,441	43,557	—	(2,185,957)	—
Other assets	—	32,534	980	29,594	—	63,108

Total Assets	$1,391,012	$2,467,340	$1,681,403	$880,486	$(3,857,091)	$2,563,150

Liabilities and Equity
Liabilities
Debt, net	$—	$1,072,960	$—	$14,013	$—	$1,086,973
Accounts payable and accrued expenses	32,443	35,705	4,935	769	—	73,852
Net intercompany payable	—	—	998,987	672,147	(1,671,134)	—
Deferred revenue	—	(284)	17,970	5,543	—	23,229
Lease deposits and other obligations to tenants	—	—	17,923	2,604	—	20,527

Total liabilities	32,443	1,108,381	1,039,815	695,076	(1,671,134)	1,204,581
Total equity	1,358,569	1,358,959	641,588	185,410	(2,185,957)	1,358,569

Total Liabilities and Equity	$1,391,012	$2,467,340	$1,681,403	$880,486	$(3,857,091)	$2,563,150

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,770	$5,403	$(3,295)	$31,878
Straight-line rent	—	—	2,189	664	—	2,853
Income from direct financing leases	—	—	10,519	5,750	(4,971)	11,298
Interest and fee income	—	5,004	9,161	7,299	(7,037)	14,427

Total revenues	—	5,004	51,639	19,116	(15,303)	60,456
Expenses
Real estate depreciation and amortization	—	—	8,363	426	—	8,789
Property-related	—	182	251	8,291	(8,266)	458
General and administrative	—	6,867	—	(487)	—	6,380
Acquisition expenses	—	4,179	—	—	—	4,179

Total operating expenses	—	11,228	8,614	8,230	(8,266)	19,806

Operating income (expense)	—	(6,224)	43,025	10,886	(7,037)	40,650
Other income (expense)
Other income (expense)	—	5	—	(2)	—	3
Earnings from equity and other interests	—	—	454	389	—	843
Interest income (expense)	—	(16,055)	454	(7,266)	7,037	(15,830)

Net other income (expense)	—	(16,050)	908	(6,879)	7,037	(14,984)

Income (loss) from continuing operations	—	(22,274)	43,933	4,007	—	25,666
Income from discontinued operations	—	—	—	37	—	37

Equity in earnings of consolidated subsidiaries, net of income taxes	25,703	47,977	1,114	—	(74,794)	—

Net income	25,703	25,703	45,047	4,044	(74,794)	25,703
Net income (loss) attributable to non-controlling interests	(55)	(55)	—	—	55	(55)

Net income attributable to MPT common stockholders	$25,648	$25,648	$45,047	$4,044	$(74,739)	$25,648

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$89,149	$14,970	$(9,045)	$95,074
Straight-line rent	—	—	6,617	1,643	—	8,260
Income from direct financing leases	—	—	27,387	16,744	(14,847)	29,284
Interest and fee income	—	15,112	27,565	21,816	(21,211)	43,282

Total revenues	—	15,112	150,718	55,173	(45,103)	175,900
Expenses
Real estate depreciation and amortization	—	—	24,775	1,276	—	26,051
Property-related	—	458	792	24,162	(23,892)	1,520
General and administrative	—	21,286	—	137	—	21,423
Acquisition expenses	—	6,457	—	—	—	6,457

Total operating expenses	—	28,201	25,567	25,575	(23,892)	55,451

Operating income (expense)	—	(13,089)	125,151	29,598	(21,211)	120,449
Other income (expense)
Other income (expense)	—	(37)	—	(208)	—	(245)
Earnings from equity and other interests	—	—	687	1,824	—	2,511
Interest income (expense)	—	(46,298)	1,083	(21,892)	21,211	(45,896)

Net other income (expense)	—	(46,335)	1,770	(20,276)	21,211	(43,630)

Income (loss) from continuing operations	—	(59,424)	126,921	9,322	—	76,819
Income from discontinued operations	—	—	(4)	2,502	—	2,498
Equity in earnings of consolidated subsidiaries net of income taxes	79,317	138,741	3,356	—	(221,414)	—

Net income	79,317	79,317	130,273	11,824	(221,414)	79,317
Net income (loss) attributable to non-controlling interests	(165)	(165)	—	—	165	(165)

Net income attributable to MPT common stockholders	$79,152	$79,152	$130,273	$11,824	$(221,249)	$79,152

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$25,703	$25,703	$45,047	$4,044	$(74,794)	$25,703
Other comprehensive income:
Unrealized gain on interest rate swap	182	182	—	—	(182)	182

Total comprehensive income	25,885	25,885	45,047	4,044	(74,976)	25,885
Comprehensive income attributable to non-controlling interests	(55)	(55)	—	—	55	(55)

Comprehensive income attributable to MPT common stockholders	$25,830	$25,830	$45,047	$4,044	$(74,921)	$25,830

Condensed Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$79,317	$79,317	$130,273	$11,824	$(221,414)	$79,317
Other comprehensive income:
Unrealized gain on interest rate swap	2,788	2,788	—	—	(2,788)	2,788

Total comprehensive income	82,105	82,105	130,273	11,824	(224,202)	82,105
Comprehensive income attributable to non-controlling interests	(165)	(165)	—	—	165	(165)

Comprehensive income attributable to MPT common stockholders	$81,940	$81,940	$130,273	$11,824	$(224,037)	$81,940

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$91	$(38,891)	$156,913	$(16,549)	$—	$101,564
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(95,000)	(276,500)	—	(371,500)
Principal received on loans receivable	—	—	—	4,694	—	4,694
Net proceeds from sale of real estate	—	—	—	18,409	—	18,409
Investments in and advances to subsidiaries	(225,683)	(267,545)	(1,506)	269,142	225,592	—
Investments in loans receivable	—	—	—	(1,445)	—	(1,445)
Construction in progress and other	—	(765)	(63,691)	1,034	—	(63,422)

Net cash provided by (used in) investing activities	(225,683)	(268,310)	(160,197)	15,334	225,592	(413,264)
Financing Activities
Revolving credit facilities, net	—	(80,000)	—	—	—	(80,000)
Additions to term debt, net of discount	—	153,000	—	—	—	153,000
Payments of term debt	—	(11,000)	—	(185)	—	(11,185)
Distributions paid	(87,727)	(87,928)	—	—	87,727	(87,928)
Proceeds from sale of common shares/units, net of offering costs	313,319	313,319	—	—	(313,319)	313,319
Lease deposits and other obligations to tenants	—	—	1,719	1,870	—	3,589
Debt issuance costs paid and other financing activities	—	(4,282)	—	—	—	(4,282)

Net cash provided by financing activities	225,592	283,109	1,719	1,685	(225,592)	286,513

Increase (decrease) in cash and cash equivalents for period	—	(24,092)	(1,565)	470	—	(25,187)
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$11,391	$—	$733	$—	$12,124

Condensed Consolidated Balance Sheet

December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$28	$1,196,124	$65,947	$—	$1,262,099
Real estate held for sale	—	—	—	16,497	—	16,497
Mortgage loans	—	—	268,650	100,000	—	368,650
Investment in direct financing leases	—	—	110,155	204,257	—	314,412

Gross investment in real estate assets	—	28	1,574,929	386,701	—	1,961,658
Accumulated depreciation and amortization	—	—	(118,163)	(6,452)	—	(124,615)

Net investment in real estate assets	—	28	1,456,766	380,249	—	1,837,043
Cash and cash equivalents	—	35,483	1,565	263	—	37,311
Interest and rent receivable	—	212	29,159	15,918	—	45,289
Straight-line rent receivable	—	—	29,314	6,546	—	35,860
Other loans	—	177	—	159,066	—	159,243
Net intercompany receivable	27,393	1,373,941	—	—	(1,401,334)	—
Investment in subsidiaries	1,050,204	647,029	42,666	—	(1,739,899)	—
Other assets	—	31,097	1,522	31,521	—	64,140

Total Assets	$1,077,597	$2,087,967	$1,560,992	$593,563	$(3,141,233)	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,962	$—	$14,198	$—	$1,025,160
Accounts payable and accrued expenses	27,783	26,658	10,492	1,028	—	65,961
Net intercompany payable	—	—	1,000,117	401,217	(1,401,334)	—
Deferred revenue	—	143	19,621	845	—	20,609
Lease deposits and other obligations to tenants	—	—	16,606	736	—	17,342

Total liabilities	27,783	1,037,763	1,046,836	418,024	(1,401,334)	1,129,072
Total equity	1,049,814	1,050,204	514,156	175,539	(1,739,899)	1,049,814

Total Liabilities and Equity	$1,077,597	$2,087,967	$1,560,992	$593,563	$(3,141,233)	$2,178,886

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$28,470	$4,163	$(2,335)	$30,298
Straight-line rent	—	—	2,371	374	—	2,745
Income from direct financing leases	—	—	5,238	5,394	(4,859)	5,773
Interest and fee income	—	5,242	8,917	6,943	(7,065)	14,037

Total revenues	—	5,242	44,996	16,874	(14,259)	52,853
Expenses
Real estate depreciation and amortization	—	—	7,883	425	—	8,308
Property-related	—	88	116	7,204	(7,194)	214
General and administrative	—	6,332	—	720	—	7,052
Acquisition expenses	—	410	—	—	—	410

Total operating expenses	—	6,830	7,999	8,349	(7,194)	15,984

Operating income (loss)	—	(1,588)	36,997	8,525	(7,065)	36,869
Other income (expense)
Other income (expense)	—	(21)	(2)	—	—	(23)
Earnings from equity and other interests	—	—	331	734	—	1,065
Interest income (expense)	—	(15,203)	388	(7,296)	7,065	(15,046)

Net other income (expense)	—	(15,224)	717	(6,562)	7,065	(14,004)

Income (loss) from continuing operations	—	(16,812)	37,714	1,963	—	22,865
Income (loss) from discontinued operations	—	—	314	8,329	—	8,643
Equity in earnings of consolidated subsidiaries, net of income taxes	31,508	48,320	1,129	—	(80,957)	—

Net income	31,508	31,508	39,157	10,292	(80,957)	31,508
Net income (loss) attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Net income attributable to MPT common stockholders	$31,464	$31,464	$39,157	$10,292	$(80,913)	$31,464

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$85,160	$12,446	$(6,926)	$90,680
Straight-line rent	—	—	4,310	1,119	—	5,429
Income from direct financing leases	—	—	11,730	12,600	(11,351)	12,979
Interest and fee income	—	13,219	20,620	17,358	(17,711)	33,486

Total revenues	—	13,219	121,820	43,523	(35,988)	142,574
Expenses
Real estate depreciation and amortization	—	—	23,551	1,275	—	24,826
Property-related	—	349	580	18,375	(18,277)	1,027
General and administrative	—	20,067	—	1,274	—	21,341
Acquisition expenses	—	4,115	—	—	—	4,115

Total operating expenses	—	24,531	24,131	20,924	(18,277)	51,309

Operating income (loss)	—	(11,312)	97,689	22,599	(17,711)	91,265
Other income (expense)
Other income (expense)	—	(49)	(2)	(4)	—	(55)
Earnings from equity and other interests	—	—	783	1,161	—	1,944
Interest income (expense)	—	(42,905)	867	(18,403)	17,711	(42,730)

Net other income (expense)	—	(42,954)	1,648	(17,246)	17,711	(40,841)

Income (loss) from continuing operations	—	(54,266)	99,337	5,353	—	50,424
Income (loss) from discontinued operations	—	—	106	10,944	—	11,050
Equity in earnings of consolidated subsidiaries net of income taxes	61,474	115,740	3,367	—	(180,581)	—

Net income	61,474	61,474	102,810	16,297	(180,581)	61,474
Net income (loss) attributable to non-controlling interests	(130)	(130)	—	—	130	(130)

Net income attributable to MPT common stockholders	$61,344	$61,344	$102,810	$16,297	$(180,451)	$61,344

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$31,508	$31,508	$39,157	$10,292	$(80,957)	$31,508
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(443)	(443)	—	—	443	(443)

Total comprehensive income	31,065	31,065	39,157	10,292	(80,514)	31,065
Comprehensive income attributable to non-controlling interests	(44)	(44)	—	—	44	(44)

Comprehensive income attributable to MPT common stockholders	$31,021	$31,021	$39,157	$10,292	$(80,470)	$31,021

Condensed Consolidated Statements of Comprehensive Income

For the Nine Months Ended September, 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$61,474	$61,474	$102,810	$16,297	$(180,581)	$61,474
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(989)	(989)	—	—	989	(989)

Total comprehensive income	60,485	60,485	102,810	16,297	(179,592)	60,485
Comprehensive income attributable to non-controlling interests	(130)	(130)	—	—	130	(130)

Comprehensive income attributable to MPT common stockholders	$60,355	$60,355	$102,810	$16,297	$(179,462)	$60,355

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$16	$(38,780)	$109,018	$4,455	$—	$74,709

Investing Activities
Cash paid for acquisitions and other related investments	—	—	(410,000)	(196,500)	—	(606,500)
Principal received on loans receivable	—	—	5,491	4,016	—	9,507
Net proceeds from sale of real estate	—	—	800	33,300	—	34,100
Investments in and advances to subsidiaries	(143,554)	(540,016)	380,605	159,427	143,538	—
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(59)	(33,869)	(1,992)	—	(35,920)

Net cash used in investing activities	(143,554)	(540,075)	(56,973)	(3,042)	143,538	(600,106)
Financing Activities
Revolving credit facilities, net	—	75,000	(39,600)	—	—	35,400
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(171)	—	(171)
Distributions paid	(76,569)	(76,770)	—	—	76,569	(76,770)
Proceeds from sale of common stock/units, net of offering costs	220,107	220,107	—	—	(220,107)	220,107
Lease deposits and other obligations to tenants	—	—	(12,289)	(1,102)	—	(13,391)

Debt issuance costs paid and other financing activities	—	(6,341)	—	—	—	(6,341)

Net cash provided by (used in) financing activities	143,538	511,996	(51,889)	(1,273)	(143,538)	458,834

Increase in cash and cash equivalents for period	—	(66,859)	156	140	—	(66,563)
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$34,371	$1,565	$227	$—	$36,163

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our most recent Annual Report on Form 10-K and as updated in our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. national and local and foreign business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	difficulty acquiring, developing, and leasing healthcare facilities in foreign jurisdictions, including the pending acquisition of the RHM Acquisition;

•	U.S. federal and state healthcare regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity and debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2013, there were no material changes to these policies.

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

At September 30, 2013, our portfolio consisted of 90 properties: 76 facilities (of the 82 facilities that we own, of which three are subject to long-term ground leases) are leased to 23 tenants, six are under development, and the remainder are in the form of mortgage loans to three operators. Our owned facilities consisted of 34 general acute care hospitals, 22 long-term acute care hospitals, 18 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The non-owned facilities on which we have made mortgage loans consisted of three general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals.

All of our investments are currently located in the United States. The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2013	% of Total	For the Three Months Ended September 30, 2012	% of Total
General Acute Care Hospitals (A)	$35,753	59.1%	$29,378	55.6%
Long-term Acute Care Hospitals	13,364	22.1%	13,114	24.8%
Rehabilitation Hospitals	10,924	18.1%	9,946	18.8%
Wellness Centers	415	0.7%	415	0.8%

Total revenue	$60,456	100.0%	$52,853	100.0%

	For the Nine Months Ended September 30, 2013	% of Total	For the Nine Months Ended September 30, 2012	% of Total
General Acute Care Hospitals (A)	$102,573	58.3%	$79,752	55.9%
Long-term Acute Care Hospitals	40,237	22.9%	35,891	25.2%
Rehabilitation Hospitals	31,844	18.1%	25,685	18.0%
Wellness Centers	1,246	0.7%	1,246	0.9%

Total revenue	$175,900	100.0%	$142,574	100.0%

(A)	Includes two medical office buildings associated with two of our general acute care hospitals.

We have 34 employees as of November 8, 2013. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2013 Compared to September 30, 2012

Net income for the three months ended September 30, 2013, was $25.7 million, compared to $31.5 million for the three months ended September 30, 2012. The decrease in net income is due to a one-time gain of $8.7 million related to the sale of a property in 2012. Additionally, due to increased acquisition activity in the third quarter of 2013, acquisition expenses were $4.2 million compared to $0.4 million in the third quarter of 2012. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $38.5 million, or $0.25 per diluted share for the 2013 third quarter as compared to $33.4 million, or $0.25 per diluted share for the 2012 third quarter. This 15% increase in FFO is primarily due to the increase in revenue from acquisitions made subsequent to September 2012.

A comparison of revenues for the three month periods ended September 30, 2013 and 2012 is as follows, as adjusted in 2012 for discontinued operations (dollar amounts in thousands):

	2013	% of Total	2012	% of Total	Year over Year Change
Base rents	$31,880	52.7%	$30,014	56.8%	6.2%
Straight-line rents	2,853	4.7%	2,745	5.2%	3.9%
Percentage rents	(2)	—	284	0.5%	(100.7%)
Income from direct financing leases	11,298	18.7%	5,773	10.9%	95.7%
Interest from loans and fee income	14,427	23.9%	14,037	26.6%	2.8%

Total revenue	$60,456	100.0%	$52,853	100.0%	14.4%

Base rents for the 2013 third quarter increased 6.2% versus the prior year as a result of $0.5 million of additional rent generated from annual escalation provisions in our leases and $2.3 million of incremental revenue from our Hammond acquisition, our three IASIS acquisitions, and the five development properties that were completed and put into service in late 2012 and 2013, partially offset by the $1.0 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. The increase in income from direct financing leases is due to $0.5 million of additional rent generated from annual escalation provisions in our leases and $4.8 million of incremental revenue from the acquisition of Reno and Roxborough facilities in 2012 and the Corpus Christi, Saint John and Providence facilities in 2013.

Real estate depreciation and amortization during the third quarter of 2013 increased to $8.8 million from $8.3 million in 2012, due to the incremental depreciation from the development properties completed in 2012 and 2013 and the Hammond acquisition.

Acquisition expenses increased from $0.4 million in the third quarter of 2012 to $4.2 million in 2013 as a result of consummated acquisitions, such as the three IASIS properties and continued activity to pursue potential deals in our robust pipeline, including the RHM Portfolio Acquisition.

General and administrative expenses totaled $6.4 million for the 2013 third quarter, which is 10.6% of total revenues, down from $7.1 million, which is 13.3% of revenues in the prior year third quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were lower from prior year third quarter due to lower travel costs in 2013.

We recognized $0.8 million of earnings from equity and other interests (RIDEA investments) in certain of our tenants in 2013, which is down slightly over the 2012 same period.

Interest expense for the quarters ended September 30, 2013 and 2012, totaled $15.8 million and $15.0 million, respectively. The increase in interest expense is primarily from the $150 million tack on offering completed in August 2013, partially offset by the payoff of our 2008 exchangeable notes on April 1, 2013. Our weighted average interest rates were consistent at 6% for the third quarter 2013 and 2012. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the third quarter in both years was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

Net income for the nine months ended September 30, 2013, was $79.3 million compared to net income of $61.5 million for the nine months ended September 30, 2012. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $109.2 million, or $0.73 per diluted share for the first nine months in 2013 as compared to $85.5 million, or $0.65 per diluted share for the first nine months of 2012. This 28% increase in FFO is primarily due to the increase in revenue from acquisitions made subsequent to September 2012.

A comparison of revenues for the nine month periods ended September 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	2013	% of Total	2012	% of Total	Year over Year Change
Base rents	$95,076	54.1%	$89,443	62.7%	6.3%
Straight-line rents	8,260	4.7%	5,429	3.8%	52.1%
Percentage rents	(2)	—%	1,237	0.9%	(100.2)%
Income from direct financing leases	29,284	16.6%	12,979	9.1%	125.6%
Interest from loans and fee income	43,282	24.6%	33,486	23.5%	29.3%

Total revenue	$175,900	100.0%	$142,574	100.0%	23.4%

Base rents for the first nine months of 2013 increased 6.3% versus the prior year as a result of $1.7 million of additional rent generated from annual escalation provisions in our leases and $5.9 million of incremental revenue from the Hammond acquisition, three IASIS acquisitions and the development properties completed since September 2012 partially offset by the $2.0 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. Straight line rent for the first nine months of 2013 increased 52.1% as a result of the Hammond acquisition in the 4th quarter of 2012 and the completion of our Twelve Oaks and Lafayette development deals. In addition, as a result of our master lease agreement entered into in July 2012 with Prime, we have additional straight line rent related to several facilities.

Income from direct financing leases is higher than the prior year as a result of $15.7 million of incremental revenue from the Ernest Transaction (additional quarter of income in 2013) and the new Corpus Christi, Roxborough, Reno, Saint John and Providence facilities along with $0.6 million of additional income generated from our annual escalation provisions. Interest from loans is higher than the prior year primarily due to the $4.0 million, $0.6 million, and $5.3 million of additional interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Real estate depreciation and amortization during the first nine months of 2013 was $26.1 million, compared to $24.8 million in the same period of 2012 due to the incremental depreciation from our Hammond facility acquired in December 2012 and the development properties completed since September 2012.

Acquisition expenses increased from $4.1 million in 2012 to $6.5 million in 2013 primarily as a result of the IASIS acquisition in 2013 along with continued activity to pursue potential deals, such as the RHM Portfolio Acquisition.

General and administrative expenses in the first three quarters of 2013 totaled $21.4 million, which is 12.2% of revenues down from 15.0% of revenues in the prior year as revenues are up significantly over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were relatively flat year over year.

We recognized $2.5 million of earnings from equity and other interests in certain of our tenants in the first nine months of 2013. The increase over the 2012 same period is due to no such income being recorded in the 2012 first quarter because of the timing of when such investments were made and since we elected to record our share of the investee’s earnings on a 90-day lag basis.

Interest expense for the first nine months of 2013 and 2012 totaled $45.9 million and $42.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2012 Senior Unsecured Notes and 2012 Term Loan. Our weighted average interest rates were consistent at 6% for the first nine months of 2013 and 2012. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the nine month periods of 2013 and 2012 was impacted by discontinued operations. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and nine months ended September 30, 2013 and 2012 ($ amounts in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
FFO information:
Net income attributable to MPT common stockholders	$25,648	$31,464	$79,152	$61,344
Participating securities’ share in earnings	(166)	(225)	(538)	(715)

Net income, less participating securities’ share in earnings	$25,482	$31,239	$78,614	$60,629
Depreciation and amortization:
Continuing operations	8,789	8,308	26,051	24,826
Discontinued operations	—	494	103	1,587
Loss (gain) on sale of real estate	—	(8,726)	(2,054)	(7,280)

Funds from operations	$34,271	$31,315	$102,714	$79,762
Write-off of straight line rent	—	1,640	—	1,640
Acquisition costs	4,179	410	6,457	4,115

Normalized funds from operations	$38,450	$33,365	$109,171	$85,517

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.16	$0.23	$0.53	$0.46
Depreciation and amortization:
Continuing operations	0.06	0.06	0.17	0.19
Discontinued operations	—	—	—	0.01
Loss (gain) on sale of real estate	—	(0.06)	(0.01)	(0.05)

Funds from operations	$0.22	$0.23	$0.69	$0.61
Write-off of straight line rent	—	0.01	—	0.01
Acquisition costs	0.03	0.01	0.04	0.03

Normalized funds from operations	$0.25	$0.25	$0.73	$0.65

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2013, operating cash flows, which primarily consisted of rent and interest from mortgage and other loans, were $101.6 million, which with cash on-hand, were principally used to fund our dividends of $87.9 million and certain of our investing activities.

On August 20, 2013, we completed an offering of 11,500,000 shares of common stock (including 1,500,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $12.75 per share, resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. In addition, in August 2013, we completed a $150 million tack on offering to our 2012 Senior Unsecured Notes, resulting in net proceeds of $150.3 million (reflective of the pricing premium we received). These proceeds were used to fund the acquisition of the three IASIS properties more fully described in Note 3.

We completed an offering of 12,650,000 shares of our common stock (including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) in February 2013, resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from this offering and subsequent property sales were used to pay down $80 million on our revolving credit facility while funding our other acquisitions and development activities.

During the first nine months of 2012, operating cash flows, which primarily consisted of rent and interest from mortgage and working capital loans, were $74.7 million, which with cash on-hand, were principally used to fund our dividends of $76.8 million.

To fund the Ernest Transaction disclosed in Note 3 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q, on February 7, 2012, we completed an offering of 23,575,000 shares of our common stock (including 3,075,000 shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) of $220.1 million. In addition, on February 17, 2012, we completed the $200 million offering of our 2012 Senior Unsecured Notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest Transaction. On March 9, 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility. Proceeds from this new term loan were used for general corporate purposes, including acquisitions.

Short-term Liquidity Requirements: At November 5, 2013, our availability under our revolving credit facility plus cash on-hand approximated $330 million. We have only nominal principal payments due and no significant maturities in 2013—see five-year debt maturity schedule below. Excluding the funding for the RHM Portfolio Acquisition, we believe that the liquidity available to us, along with our current monthly cash receipts from rent and loan interest, is sufficient to provide the resources necessary for operations, debt and interest obligations, our firm commitments, (including capital expenditures, if any), dividends in order to comply with REIT requirements and our remaining investment goal for 2013. In regards to the RHM Portfolio Acquisition, we currently expect this deal for 11 properties in Germany to close in the 2013 fourth quarter. We will fund the entire purchase price for the acquisition along with any acquisition expenses from the proceeds of our €200 million Euro bond offering, which was completed in October 2013 and the proceeds of which were placed in escrow pending closing of the RHM Portfolio Acquisition.

Long-term Liquidity Requirements: As of September 30, 2013, we had less than $0.4 million in debt principal payments due before 2015—see five-year debt maturity schedule below. With our current liquidity at November 5, 2013 of $330 million along with our current monthly cash receipts from rent and loan interest and the proceeds from the Euro bond offering in October 2013, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any) in 2013. However, in order to fund our investment strategies post 2013 or to fund investments greater than our remaining goals for 2013, we will require external capital, which we believe is currently available in the market, such as the following:

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements,

•	expanding our current revolving credit facility, and/or

•	strategic property sales.

However, there is no assurance that conditions in the market will remain favorable for such possible transactions or that our plans will be successful.

As of September 30, 2013, principal payments due for our debt (which exclude the effects of any discounts or premiums recorded) are as follows (in thousands):

2013	$64
2014	266
2015	45,283
2016	225,299
2017	320
Thereafter	812,781

Total	$1,084,013

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2013:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2013, our outstanding debt totaled $1.1 billion, which consisted of fixed-rate debt of $942.0 million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $145.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt, after considering the effects of the interest rate swaps entered into in 2010, would decrease by $9.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.5 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.5 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $145.0 million, the balance of our term loan and revolving credit facility at September 30, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than as described below, there were no additional material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2012 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”)).

We have no prior experience with healthcare facilities in Germany or anywhere else outside the United States.

Neither we nor any of our affiliates has any experience investing in healthcare properties or other real estate-related assets located outside the United States. Investing in real estate located in foreign countries, including Germany, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquire in connection with the RHM Portfolio Acquisition will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in German real estate values or markets or the German and European economy as a whole, which may adversely affect our German and any other European investments.

In addition, the rents payable under our master lease with RHM and its affiliates are payable in euros, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. Further, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. Although we expect to hedge some or all of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations.

Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and will be subject to similar local anti-bribery laws upon the closing of the RHM Portfolio Acquisition, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, the trading price of the Notes and our ability to make payments on the Notes.

We are considering, and may make, additional investments in Europe, which may have similar risks as described above as well as unique risks associated with a specific country. We may not have the expertise necessary to maximize the return on our international investments, including the RHM Portfolio Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Purchase and sale agreement of the RHM Portfolio Acquisition

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 8, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Purchase and sale agreement of the RHM Portfolio Acquisition

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document