Form 10-K
period 2013-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2014-03-03
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (Medical Properties Trust Inc. only)	☑		Accelerated filer	☐

Non-accelerated filer (MPT Operating Partnership, L.P. only)	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2013, the aggregate market value of the 150,071,911 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $2,149,029,766 based upon the last reported sale price of $14.32 on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 28, 2014, 162,550,162 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2013, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop net-leased facilities;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of debt and equity securities and/or property disposals;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

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

•	U.S. (both national and local) and European (in particular Germany) economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany) healthcare and other regulatory requirements; and

•

U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•

the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

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

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 United States federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisition and working capital purposes. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenants’ profits and losses.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the United States and Europe. At December 31, 2013 and 2012, we had $2.9 billion and $2.1 billion, respectively, invested in the following healthcare real estate assets:

	2013		2012
	(Dollars in thousands)
Real estate owned (gross)(1)	$2,254,708	78.9%	$1,552,850	72.8%
Mortgage loans	388,650	13.6%	368,650	17.3%
Other loans	160,990	5.6%	159,243	7.5%
Construction in progress	41,771	1.5%	38,339	1.8%
Equity and other interests	12,983	0.4%	12,867	0.6%

Total	$2,859,102	100.0%	$2,131,949	100.0%

(1)	Includes $240.5 million of healthcare real estate assets in Germany, which were acquired in November 2013.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2013		2012		2011
General Acute Care Hospitals(1)	$144,291	59.5%	$113,173	57.1%	$88,261	66.7%
Long-Term Acute Care Hospitals	53,130	21.9%	49,039	24.8%	29,632	22.4%
Rehabilitation Hospitals(2)	43,441	17.9%	34,252	17.3%	12,768	9.6%
Wellness Centers	1,661	0.7%	1,661	0.8%	1,661	1.3%

Total revenue	$242,523	100.0%	$198,125	100.0%	$132,322	100.0%

(1)	Includes two medical office buildings.
(2)	Includes $1.8 million in rental revenue from the healthcare real estate assets acquired in Germany in November 2013.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2013, 2012 and 2011. More information is available on the Internet at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 28, 2014, our portfolio consists of 114 properties: 90 facilities (of the 105 facilities that we own) are leased to 24 tenants, 15 are under development (including seven development projects with First Choice Emergency Room that started in 2014), and the remaining assets are in the form of mortgage loans to four operators. Our facilities consist of 51 general acute care hospitals, 24 long-term acute care hospitals, 31 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers.

At December 31, 2013, no one property accounted for more than 4% of our total assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain similar economic return as our triple-net leases. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods. These facilities include but are not limited to: physical rehabilitation hospitals, long-term acute care hospitals, general acute care hospitals, ambulatory surgery centers, and other single-discipline healthcare facilities.

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a geography perspective, we have historically invested in the United States. However, in November 2013, we expanded our footprint into Europe (via Germany) by acquiring 11 rehabilitation facilities in Germany from RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”) and will continue to look for strategic opportunities outside the United States in the future. Expansion into the German market represents an attractive investment opportunity for us given Germany’s strong macroeconomic position and healthcare environment. Germany’s GDP, which is approximately $3,400 billion according to World Bank 2012 data, has been relatively more stable than other countries in the European Union due to Germany’s culture, which embodies stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises (which employ 60% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 5.3% as of July 2013, which is significantly less than the 11.0% unemployment rate in the European Union generally as of July 2013, according to Eurostat.

Highlights of the RHM portfolio include:

•	strategic locations within a national rehabilitative infrastructure;

•	in select locations, an integrated post-acute healthcare delivery model within the same campus;

•	service to a consistently growing aged population;

•	properties with spacious land relative to surrounding parcels; and

•	potential opportunity for additional investments in the future from RHM.

The RHM Portfolio Acquisition is structured similarly to our transactions in the United States. The real estate is leased under a long-term master lease structure with annual escalators. We undertook rigorous research and analysis evaluating the RHM Portfolio Acquisition, focusing on key healthcare issues like patient acuity, reimbursement stability, legal and regulatory outlook and clinical measures, in addition to customary real estate diligence procedures. The diligence process also included a detailed review of the German healthcare market with a particular focus on local hospital markets and payor environment.

RHM is a market leader in inpatient, rehabilitation, acute care and specialized services across Germany. RHM’s total portfolio consists of nearly 2,400 beds between its 14 facilities, including the 11 facilities associated with the RHM Portfolio Acquisition, and RHM’s planned growth provides an area of significant growth potential. Furthermore, occupancy at RHM’s facilities from 2010 – 2012 was substantially above Germany’s national average of 80%. The high occupancy rates allow for significant operating synergies and cost savings.

In addition to RHM’s strengths, the German rehabilitation healthcare system benefits from a strong industry framework. RHM leads as a top 15 rehab provider in this market, which demonstrates a stable and profitable profile with significant opportunities for consolidation in a highlyfragmented market. The growing aging demographic in Germany presents increasing opportunity.

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

•

trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, managed care, and pension funds in Germany) and private payors (including commercial insurance and private pay patients);

•	the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants operate.

Healthcare Industry

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2013 by the Centers for Medicare and Medicaid Services: (i) national health expenditures are projected to grow 6.1% in 2014; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2015 through 2022, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 18.3% of U.S. GDP in 2014.

In regards to Germany, the healthcare industry is the single largest industry like in the U.S. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.3% of its total GDP according to the Organisation for Economic Co-operation and Development’s 2011 data. Its healthcare system as compared to that of the U.S. is set forth below.

The German rehabilitation market (which includes our facilities in Germany) serves a broader scope of treatment with over 1,233 rehabilitation facilities (compared to 1,165 in the U.S.) and 208.5 beds per 100,000 population (compared to 114.7 in the U.S.). Approximately 90% of the payments in the German system come from governmental sources. The largest payor category is the public pension fund system representing 39% of payments. Public health insurance and payments for government employees represent 46% of payments. The balance of the payments into the German rehabilitation market come from a variety of sources including private pay and private insurance. One particular focus area of investors in the German market is the healthcare industry because the German Social Code mandates universal access, coverage and a high standard of care, thereby creating a robust healthcare dynamic in the country.

The delivery of healthcare services, whether in the U.S. or elsewhere, requires real estate and, as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•	compelling demographics driving the demand for healthcare services;

•	specialized nature of healthcare real estate investing; and

•	consolidation of the fragmented healthcare real estate sector.

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease term of 13.2 years (see Item 2 for more information on remaining lease terms). Based on current monthly revenue, approximately 90% of our domestic leases and loans provide for annual rent or interest escalations based on either increases in the U.S. Consumer Price Index (“CPI”) or minimum annual rent or interest escalations ranging from 1% to 4%. In some cases, our domestic leases and loans provide for escalations based on CPI subject floors and ceilings (which is the case with our Ernest and Prime master leases (discussed below under “Significant Tenants”). In certain limited cases, we have arrangements that provide for additional rents based on the level of our tenants’ revenue.

Our master lease for our properties in Germany provides for annual rent increases of 2.0% from 2015 through 2017, and of 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will also be increased to reflect 70% of cumulative increases in the German consumer price index.

Finally, in some instances, we have profit or equity interests in our tenants to enhance our overall return.

RIDEA Investments

We have and will make equity investments, loans (with equity like returns) and obtain profit interests in certain of our tenants. These investments fall under a structure permitted by the Housing and Economic Recovery Act of 2008 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points.

At December 31, 2013, our RIDEA investments (excluding our RIDEA investment with affiliates of Ernest Health, Inc. (“Ernest”)) were $13.0 million with revenue of $5.4 million, yielding more than a 40% annualized return. Our Ernest operating investment of $96.5 million generated revenues in 2013, including interest income from our acquisition note, of $14.0 million, yielding an approximate 15% annualized return.

Significant Tenants

On December 31, 2013, we had total real estate and related investments of approximately $2.9 billion comprised of 107 healthcare properties in 25 states and in Germany. The properties are leased to or mortgaged by 27 different hospital operating companies.

Ernest leases 16 of these facilities pursuant to a master lease agreement. The original master lease agreement has a 20-year term with three five-year extension options and provides for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. At December 31, 2013, these facilities had an average remaining lease term of approximately 18 years. In addition to the master lease, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master lease agreement. Finally, at December 31, 2013, we had one development project in process that will be leased to Ernest upon completion. Ernest represented 15.9% of our total assets at December 31, 2013 and 18.2% at December 31, 2012.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) leases 14 facilities pursuant to master lease agreements. The master leases are for 10 years (initial expiration in 2022) and contain two renewal options of five years each. The annual escalators reflect 100% of CPI increases, along with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or some of the leased and mortgaged properties. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements. Prime represented 24.5% of our total assets at December 31, 2013 and 27.9% at December 31, 2012.

Affiliates of IASIS Healthcare LLC (“IASIS”) leases four facilities under separate lease agreements. These leases have 15-year terms plus two renewal options of five years each, and they provide for CPI rent increases limited to a 2.5% ceiling annually. All of these leases are cross-defaulted with each other. IASIS represented 12.0% of our total assets at December 31, 2013 and 3% at December 31, 2012.

No other tenant accounted for more than 10% of our total assets at December 31, 2013.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to remediate hazardous or toxic substance releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property.

Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments (or their equivalent studies outside the United States) in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease or loan term, our transaction documents require our tenants to repair and remediate any environmental concern at the applicable facility, and to comply in full with all environmental laws and regulations.

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

Since the original Alquist Act, several amendments have been adopted that have modified the requirements of seismic safety standards and deadlines for compliance. OSHPD implemented a voluntary program to re-evaluate the seismic risk of hospital buildings classified as Structural Performance Category (“SPC-1”). Buildings classified as SPC-1 are considered hazardous and at risk of collapse in the event of an earthquake and must have been retrofitted, replaced or removed from providing acute care services by January 1, 2013. Senate Bill 499 was signed into law in October 2009 that provides for a number of seismic relief measures, including reclassifying HAZUS, a state-of-the-art loss estimation methodology, thresholds, which will enable more SPC-1 buildings to be reclassified as SPC-2, a lower seismic risk category. The SPC-2 buildings would have until January 1, 2030 to comply with the structural seismic safety standards. Any buildings that are denied reclassification will remain in the SPC-1 category, and these buildings must have met seismic compliance standards by January 1, 2013, unless further extensions are granted. Furthermore, the AB 306 legislation permits OSHPD to grant an extension to acute care hospitals that lacked the financial capacity to meet the January 1, 2013 retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020. More recently, SB 90 allows a hospital to seek an extension for seismic compliance for its SPC-1 buildings up to seven years based on three elements:

1)	the structural integrity of the building;

2)	the loss of essential hospital services to the community if the hospital is close; and

3)	financial hardship.

Exclusive of approved SB 90 extensions at four facilities, all of our California tenants (and building structures) are seismically compliant through 2030 as determined by OSHPD. For the four hospitals with SB 90 extensions, voluntary retrofit plans are underway and full compliance is expected in 2014 and 2015. Under our current leases, our tenants are fully responsible for any capital expenditures in connection with seismic laws. Thus, we do not expect the California seismic standards to have a negative impact on our financial condition or cash flows.

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, healthcare operators, other REITs, other public and private real estate companies and private real estate investors. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to invest in or develop facilities;

•	some of our competitors may have greater financial and operational resources than we have;

•	some of our competitors may have lower costs of capital than we do;

•	our competitors or other entities may pursue a strategy similar to ours; and

•	some of our competitors may have existing relationships with our potential customers.

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time to time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information, see “Risk Factors” in Item 1A.

Insurance

Our leases and mortgage loans require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We monitor the adequacy of such coverages on an annual basis upon insurance renewal. In addition, we have separately purchased contingent general liability insurance, that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants, and contingent business interruption insurance. At December 31, 2013, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material U.S. federal healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address all applicable U.S. federal healthcare laws, and does not address state or non-U.S. healthcare laws and regulations, except as otherwise indicated. State laws and regulations, (and non U.S. laws and regulations in jurisdictions in which we own properties) like the U.S. federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by U.S. Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial healthcare laws and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed below) could be implicated. Our leases and mortgage loans require the tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations.

Applicable Laws

Anti-Kickback Statute. The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration directly or indirectly in return for referring an individual to a provider of items or services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil sanctions, including civil penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. However, the fact that a particular arrangement does not meet safe harbor requirements does not mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities in which referring physicians are investors and tenants, and other arrangements with physicians, so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

Physician Self-Referral Statute (“Stark Law”). Any physicians investing in us or our subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services,” including inpatient and outpatient hospital services, clinical laboratory services and radiology services, paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

Centers for Medicare and Medicaid Services (“CMS”) has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, and we intend for facilities to comply with the Stark Law where we own an interest in our tenants’ operations, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

The Civil Monetary Penalties Law. Among other things, the Civil Monetary Penalties law prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent, the presentation of false or misleading information in connection with claims for payment, and other acts involving fraudulent conduct. Penalties include a monetary civil penalty of up to $10,000 for each item or service, $15,000 for each individual with respect to whom false or misleading information was given, as well as treble damages for the total amount of remuneration claimed.

Licensure. The tenant operators of the healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs.

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

Further, long term acute care hospitals (“LTACHs”) account for a slightly more than 20% of our total real estate assets, and on December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (the “SGR Act”). The SGR Act impacts the provision of, and payment for, the services provided by LTACHs to Medicare beneficiaries. For example, for cost reporting periods beginning on and after October 1, 2015, the SGR Act includes new criteria for LTACHs to be paid under the LTACH prospective payment system rather than the acute inpatient prospective payment system, or “IPPS,” rate. This “site-neutral” payment rate provides that LTACHs will be reimbursed at the rate otherwise paid under the IPPS unless the patient has met certain qualifications.

In addition, the SGR Act delays full implementation of the so-called “25% rule” for freestanding LTACHs for three years, through fiscal year 2017, and beginning on January 1, 2015, it reinstates the prior moratorium on establishing or increasing LTACH beds. The moratorium will extend through September 30, 2017. Under the 25% rule, if an LTACH admits more than the specified percentage of its patients from a single acute care hospital during a fiscal year, it will be paid at a rate comparable to the IPPS rate for patients above the specified percentage.

We cannot predict whether these or other initiatives will impact the business of our tenants, or whether our business will be adversely impacted. In instances where we own a minority interest in our tenant operators, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment returns may also be negatively impacted.

Health Reform Measures. A detailed discussion of the Patient Protection and Affordable Care Act (the “Reform Law”) is not provided herein. However, generally, this legislation seeks to provide expanded health insurance coverage through tax subsidies, expanded federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes cuts to federal health care program funding, as well as heightened regulations on insurers and pharmaceutical companies. Various cost containment initiatives were adopted, including quality control and payment system refinements for federal programs, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. Finally, heightened health information technology standards will be required for healthcare providers.

The Reform Law also requires that LTACHs and inpatient rehabilitation facilities, which also comprise a significant percentage of our tenants, report quality data to be set forth by the Secretary of Health and Human Services or face payment reductions beginning in 2014.

The Reform Law will likely lead to significant changes in the healthcare system. We cannot predict the possible impact on our business of this legislation, as some aspects could benefit the operations of our tenants, while other aspects could present challenges.

Employees

We have 38 employees as of February 28, 2014. We believe that any adjustments to the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any union.

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

As of December 31, 2013, we had $1.4 billion of debt outstanding and $148.2 million in unfunded commitments.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $205.0 million in variable interest rate debt (excluding any debt we have fixed with interest rate swaps) that we had outstanding as of December 31, 2013. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

Our use of debt financing will subject us to significant risks, including refinancing risk and the risk of insufficient cash available for distribution to our stockholders.

Most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. Although we have no significant debt maturities in 2014, there is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt. See Item 7 of Part II of this Form 10-K for further information on debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our unsecured credit facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2013, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

Excluding our 2006 senior unsecured notes, as of December 31, 2013, we had $205.0 million in variable interest rate debt, which constitutes 14.4% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125.0 million of interest rate swaps entered into in 2010 to fix the interest rate on our 2006 senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

Dependence on our tenants for payments of rent and interest may adversely impact our ability to make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are severely limited by current tax law with respect to our ability to operate or manage the businesses conducted in our facilities.

Accordingly, we rely heavily on rent payments from our tenants under leases or interest payments from operators under mortgage or other loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities, or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders. Facility management by our tenants and their compliance with healthcare and other laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we then are required to find another tenant-operator. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Prime and Ernest) will have an even greater effect.

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

Through December 31, 2013, we have made nine investments, totaling $109.5 million in the operations of certain of our healthcare facilities by utilizing RIDEA investments. These RIDEA investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these RIDEA investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have no prior experience with healthcare facilities in Germany or anywhere else outside the United States.

Neither we nor any of our affiliates has any experience investing in healthcare properties or other real estate-related assets located outside the United States. Investing in real estate located in foreign countries, including Germany, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquired in connection with the RHM Portfolio Acquisition (as more fully described in Note 3 to Item 8 of this Form 10-K) will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in German real estate values or markets or the German and European economy as a whole, which may adversely affect our German and any other European investments.

In addition, the rents payable under our master lease with RHM and its affiliates are payable in euros, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. Further, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. Although we expect to hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, and our ability to make distributions to our stockholders. We are considering, and may make, additional investments in Europe, which may have similar risks as described above as well as unique risks associated with a specific country.

Our revenues are dependent upon our relationship with, and success of, our significant tenants.

As of December 31, 2013, our real estate portfolio included 107 healthcare properties in 25 states and in Germany of which 90 facilities are leased to 24 hospital operating companies and eight of the investments are in the form of mortgage loans. Affiliates of Prime leased or mortgaged 17 facilities, representing 24.5% of our total assets as of December 31, 2013. Total revenues from Prime were $77.5 million, or 32.0% of our total revenue for the year ended December 31, 2013. Affiliates of Ernest leased or mortgaged 20 facilities, representing 15.9% of our total assets as of December 31, 2013. Total revenues from Ernest were $48.9 million, or 20.2% of our total revenue for the year ended December 31, 2013. Affiliates of IASIS leased four facilities, representing 12.0% of our total assets as of December 31, 2013. Total revenues from IASIS were $12.1 million, or 5.0% of our total revenues for the year ended December 31, 2013.

Our relationships with our significant tenants, and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of our significant tenants to make rent and loan payments to us, and their failure or delay to meet these obligations could have a material adverse effect on our financial condition and results of operations. In addition, we are dependent on Ernest’s financial performance and future cash flows to avoid any impairment on our $96.5 million of RIDEA investments in them. For additional discussion of risks relating to our tenants’ operations and obligations to comply with applicable industry laws, rules and regulations, see “Risks Relating to the Healthcare Industry” below.

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

At December 31, 2013, we had one facility in which the tenant was still working through the bankruptcy process. However, no assurances can be made that we will not incur loss revenues on this property in future periods.

Our business is highly competitive and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others:

•	private investors, including large private equity funds;

•	healthcare providers, including physicians;

•	other REITs;

•	real estate developers;

•	government-sponsored and/or not-for-profit agencies;

•	financial institutions; and

•	other lenders.

Some of these competitors may have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth and financial return could be materially adversely affected. Certain of our facilities, additional facilities we may acquire or develop will face competition from other nearby facilities that provide services comparable to those offered at our facilities and additional facilities we may acquire or develop. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities and additional facilities we may acquire or develop. In addition, competing healthcare facilities located in the areas served by our facilities and additional facilities we may acquire or develop may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and thus our rental revenues, interest income, and/or our earnings from equity investments.

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

We have 69 leased properties that are subject to purchase options as of December 31, 2013. For 53 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 12 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining four leases, the purchase options approximate fair value. At December 31, 2013, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on pages 10 and 11 of this 2013 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

We may not be able to adapt our management and operational systems to manage the net-leased facilities we have acquired or are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

There is no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop, including those properties currently located in Germany or any future investments outside the United States. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Merger and acquisition activity or consolidation in the healthcare industry may result in a change of control of, or a competitor’s investment in, one or more of our tenants or operators, which could have a material adverse effect on us.

The healthcare industry has recently experienced increased consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants or operators. We have historically developed strong, long-term relationships with many of our tenants and operators. A competitor’s investment in one of our tenants or operators, any change of control of a tenant or operator, or a change in the tenant’s or operator’s management team could enable our competitor to influence or control that tenant’s or operator’s business and strategy in a manner that impairs our relationship with the tenant or operator or is otherwise adverse to our interests, or that could adversely affect the tenant’s or operator’s financial and operational performance and their ability to pay us rent or interest, any of which could have a material adverse effect on us. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant or operator. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations.

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

One of the factors that investors may consider in deciding whether to buy or sell our securities is our distribution rate as a percentage of our price per share of common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

Ownership of property outside the United States may subject us to a different or greater risk than those associated with our domestic operations.

We currently have operations in Europe. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, currency fluctuations, our ability to meet our annual REIT tests; changes in foreign political, regulatory, and economic conditions; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations; foreign ownership restrictions with respect to operations in countries; and changes in applicable laws and regulations in the United States that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Changes in currency exchange rates may subject us to risk.

As our operations have expanded internationally where the U.S. dollar is not the denominated currency, currency exchange rate fluctuations could affect our results of operations and financial position. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.

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

We have developed and constructed facilities in the past and are currently developing 14 facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We may be subject to risks arising from future acquisitions of healthcare properties.

We may be subject to risks in connection with our acquisition of healthcare properties, including without limitation the following:

•	we may have no previous business experience with the tenants at the facilities acquired (such as with the German properties acquired in 2013), and we may face difficulties in managing them;

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

We anticipate that future acquisitions and developments will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flows from operations to finance our growth and acquisition activities will be limited.

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

Our leases generally require our tenants to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. For those properties not currently under lease, we carry such insurance. In addition, we carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be customary for similarly situated companies in our industry. However, we cannot provide any assurances that we will continue to require the same level of insurance coverage of our tenants and operators, or that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

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

We have acquired interests in four of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

Reductions in reimbursement from third-party payors, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

Sources of revenue for our tenants and operators may include the Medicare and Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs could continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The United States healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

The United States healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The United States healthcare industry is highly regulated by federal, state and local laws (as discussed on pages 10-12), and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. We are aware of various federal and state inquiries, investigations and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a materially adverse effect on the relevant tenant’s operations and financial condition, and on its ability to make required lease and mortgage payments to us. In instances where we have a RIDEA investment in our tenants operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including the CMS, the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries. There are several common criteria that exist across health entities. Examples of common conditions include: a governing body responsible for effectively governing affairs of the organization, a quality assurance program to evaluate entity-wide patient care, medical record service responsible for medical records, a utilization review of the services furnished by the organization and its staff, and a facility constructed, arranged and maintained according to a life safety code that ensures patient safety and the deliverance of services appropriate to the needs of the community.

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

As noted earlier, the United States federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals will continue in future years. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Although no such investment exists today, local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

We intend to use our good faith efforts to structure our lease arrangements to comply with these laws; however, if we are unable to do so, this failure may restrict our ability to permit physician investment or, where such physicians do participate, may restrict the types of lease arrangements into which we may enter, including our ability to enter into percentage rent arrangements.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular business. If a current operator or tenant is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

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

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (1) 85% of our ordinary income for that year; (2) 95% of our capital gain net income for that year; and (3) 100% of our undistributed taxable income from prior years.

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

To qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Overall, no more than 25% of the value of our assets may consist of securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a taxable REIT subsidiary may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Thus, compliance with the REIT requirements may limit our flexibility in executing our business plan.

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences.

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might fail to satisfy the REIT asset tests or income test and, consequently could lose our REIT status effective with the year of re-characterizations.

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

Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra facilities, one of our taxable REIT subsidiaries made a loan to Vibra to acquire the operations at those Vibra Facilities. The acquisition loan bears interest at an annual rate of 10.25%. Our operating partnership loaned the funds this taxable REIT subsidiary to make this loan. The loan from our operating partnership to the taxable REIT subsidiary bears interest at an annual rate of 9.25%.

Like the Vibra loan discussed above, our taxable REIT subsidiaries have made and will make loans to tenants in our facilities to acquire operations or for working capital purposes. The Internal Revenue Service, or IRS, may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiaries, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2013, our portfolio consisted of 107 properties: 90 facilities (of the 98 facilities that we own) are in operation and leased to 24 operators, nine assets are in the form of first mortgage loans to four operators, and eight properties that are under construction. Our owned facilities consisted of 40 general acute care hospitals, 22 long-term acute care hospitals, 28 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers. The nine non-owned facilities on which we have made mortgage loans consist of four general acute care facilities, two long-term acute care hospitals, and three inpatient rehabilitation hospitals to four operators.

	Total Properties	Total 2013 Revenue	Percentage of Total Revenue	Total Investment
	(Dollars in thousands)
Domestic:
Arizona	4	$10,131	4.18%	$200,844
California	14	62,203	25.65%	542,827
Colorado	3	4,618	1.90%	39,626	(C)
Connecticut	3	854	0.35%	7,838
Florida	1	2,250	0.93%	25,809
Idaho	4	10,481	4.32%	99,224
Indiana	2	2,952	1.22%	69,184
Kansas	3	6,739	2.78%	95,282
Louisiana	5	9,928	4.09%	137,875
Massachusetts	1	1,827	0.75%	15,672
Michigan	1	1,419	0.58%	10,743
Missouri	2	4,759	1.96%	60,921
Montana	1	2,430	1.00%	20,821
Nevada	1	9,566	3.94%	81,441
New Jersey	2	17,032	7.02%	126,151
New Mexico	2	5,619	2.32%	53,082
Oregon	1	3,094	1.28%	23,503
Pennsylvania	2	5,458	2.25%	75,916
Rhode Island	2	374	0.15%	3,737
South Carolina	4	9,519	3.93%	95,606
Texas	32	57,346	23.66%	658,559	(A)(C)
Utah	3	8,443	3.48%	86,105	(C)
Virginia	1	1,071	0.44%	10,915
Wisconsin	1	—	0.00%	—	(C)
Wyoming	1	2,586	1.07%	22,164

Total domestic	96	$240,699	99.25%	$2,563,845
International:
Germany	11	1,824	0.75%	240,503

Total	107	$242,523	100.00%	$2,804,348	(B)

(A)	Includes our Twelve Oaks facility that is 55% occupied. Our total gross investment in the facility is $58.8 million.
(B)	Excludes construction in progress and other costs of $41.8 million, equity interests of $13.0 million, and accumulated depreciation and amortization. Includes other loans of $161.0 million.

(C)	Includes development projects still under construction at December 31, 2013.

Type of Property (includes properties subject to leases and loans)	Number of Properties	Number of Square Feet	Number of Licensed Beds(1)
General Acute Care Hospitals(A)	46	8,048,248	5,529
Long-Term Acute Care Hospitals	24	1,276,029	1,380
Rehabilitation Hospitals (B)	31	2,184,354	2,759
Wellness Centers	6	251,213	NA

	107	11,759,844	9,668

(A)	Includes two medical office buildings.
(B)	Eleven of our rehabilitation facilities, with 1.1 million square feet and 1,794 beds, are located in Germany.
(1)	Excludes our eight facilities that are under development.

The following table shows tenant lease expirations, including those related to direct financing leases, for the next 10 years and thereafter at our leased properties (excludes loans and properties under development), assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

Total Lease Portfolio(2)	Total Leases	Base Rent(1)	% of Total Base Rent	Total Square Footage	Total Licensed Beds
2014	1	$2,122	1.00%	127,791	24
2015	2	4,155	1.97%	137,977	161
2016	1	2,250	1.06%	95,445	126
2017	—	—	—%	—	—
2018	1	1,958	0.93%	66,459	62
2019	8	6,525	3.09%	558,919	136
2020	1	1,040	0.49%	47,937	64
2021	4	15,275	7.22%	459,059	278
2022	12	38,549	18.23%	2,932,966	2,057
2023	4	11,840	5.60%	912,652	851
Thereafter	56	127,754	60.41%	5,237,896	4,810

Total	90	$211,468	100.0%	10,577,101	8,569

(1)	The most recent monthly base rent and income from direct financing leases annualized. This does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes our eight facilities that are under development.

ITEM 3.	Legal Proceedings

From time to time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject to arising in the normal course of business. At this time, we do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

	High	Low	Dividends
Year ended December 31, 2013
First Quarter	$16.04	$12.14	$0.20
Second Quarter	17.73	13.19	0.20
Third Quarter	15.50	11.47	0.20
Fourth Quarter	13.52	11.87	0.21
Year ended December 31, 2012
First Quarter	$10.83	$9.08	$0.20
Second Quarter	9.69	8.66	0.20
Third Quarter	10.88	9.51	0.20
Fourth Quarter	12.07	10.35	0.20

On February 28, 2014, the closing price for our common stock, as reported on the New York Stock Exchange, was $13.19 per share. As of February 28, 2014, there were 55 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2008 through December 31, 2013, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Medical Properties Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Medical Properties Trust, Inc.	100.00	179.36	209.82	206.30	270.59	293.28
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32
SNL US REIT Healthcare	100.00	127.74	152.40	174.48	209.49	196.34

ITEM 6.	Selected Financial Data

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

Medical Properties Trust, Inc.

The consolidated balance sheet and operating data have been derived from our audited consolidated financial statements. As of December 31, 2013, Medical Properties Trust, Inc. had a 99.8% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)
OPERATING DATA	(In thousands except per share data)
Total revenue	$242,523	$198,125	$132,322	$104,825	$102,072
Depreciation and amortization (expense)	(36,978)	(32,815)	(30,147)	(20,148)	(18,743)
Property-related and general and administrative (expenses)	(32,513)	(30,039)	(27,815)	(31,423)	(24,806)
Acquisition expense(3)	(19,494)	(5,420)	(4,184)	(1,108)	(40)
Impairment (charge)	—	—	—	(12,000)	—
Interest and other income	3,235	1,281	96	1,518	43
Debt refinancing (expense)	—	—	(14,214)	(6,716)	—
Interest (expense)	(66,746)	(58,243)	(43,810)	(33,984)	(37,650)
Income tax (expense)	(726)	(19)	(128)	(386)	(252)

Income from continuing operations	89,301	72,870	12,120	578	20,624
Income from discontinued operations	7,914	17,207	14,594	22,434	15,743

Net income	97,215	90,077	26,714	23,012	36,367
Net income attributable to non-controlling interests	(224)	(177)	(178)	(99)	(37)

Net income attributable to MPT common stockholders	$96,991	$89,900	$26,536	$22,913	$36,330

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.58	$0.54	$0.10	$—	$0.25
Income from discontinued operations attributable to MPT common stockholders per diluted share	0.05	0.13	0.13	0.22	0.20

Net income, attributable to MPT common stockholders per diluted share	$0.63	$0.67	$0.23	$0.22	$0.45

Weighted average number of common shares — diluted	152,598	132,333	110,629	100,708	78,117
OTHER DATA
Dividends declared per common share	$0.81	$0.80	$0.80	$0.80	$0.80

	December 31,
	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$2,296,479	$1,591,189	$1,261,644	$1,017,059	$965,299
Real estate accumulated depreciation/amortization	(159,776)	(122,796)	(89,982)	(60,784)	(42,126)
Mortgage and other loans	549,640	527,893	239,839	215,985	311,006
Cash and equivalents	45,979	37,311	102,726	98,408	15,307
Other assets	172,248	145,289	107,647	78,146	60,412

Total assets	$2,904,570	$2,178,886	$1,621,874	$1,348,814	$1,309,898

Debt, net	$1,421,681	$1,025,160	$689,849	$369,970	$576,678
Other liabilities	138,681	103,912	103,210	79,268	61,645
Total Medical Properties Trust, Inc. Stockholders’ Equity	1,344,208	1,049,814	828,815	899,462	671,445
Non-controlling interests	—	—	—	114	130

Total equity	1,344,208	1,049,814	828,815	899,576	671,575

Total liabilities and equity	$2,904,570	$2,178,886	$1,621,874	$1,348,814	$1,309,898

(1)	Reclassification, presentation and certain computational changes have been made for the results of properties sold and reclassified to discontinued operations.
(2)	Cash paid for acquisitions and other related investments totaled $654.9 million, $621.5 million, $279.0 million, $137.8 million, and $15.6 million in 2013, 2012, 2011, 2010, and 2009, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.
(3)	Includes $12.0 million in transfer taxes in 2013 related to our property acquisitions in Germany.

MPT Operating Partnership, L.P.

The consolidated balance sheet and operating data presented below have been derived from the operating partnership’s audited consolidated financial statements.

	2013(4)(5)	2012(4)(5)	2011(4)(5)	2010(4)(5)	2009(4)(5)
OPERATING DATA	(In thousands except per unit data)
Total revenue	$242,523	$198,125	$132,322	$104,825	$102,072
Depreciation and amortization (expense)	(36,978)	(32,815)	(30,147)	(20,148)	(18,743)
Property-related and general and administrative (expenses)	(32,513)	(30,039)	(27,798)	(31,348)	(24,743)
Acquisition expense(6)	(19,494)	(5,420)	(4,184)	(1,108)	(40)
Impairment (charge)	—	—	—	(12,000)	—
Interest and other income	3,235	1,281	96	1,518	43
Debt refinancing (expense)	—	—	(14,214)	(6,716)	—
Interest (expense)	(66,746)	(58,243)	(43,810)	(33,984)	(37,650)
Income tax (expense)	(726)	(19)	(128)	(386)	(252)

Income from continuing operations	89,301	72,870	12,137	653	20,687
Income from discontinued operations	7,914	17,207	14,594	22,434	15,743

Net income	97,215	90,077	26,731	23,087	36,430
Net income attributable to non-controlling interests	(224)	(177)	(178)	(99)	(37)

Net income attributable to MPT Operating Partnership, L.P. partners	$96,991	$89,900	$26,553	$22,988	$36,393

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.58	$0.54	$0.10	$—	$0.25
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	0.05	0.13	0.13	0.22	0.20

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.63	$0.67	$0.23	$0.22	$0.45

Weighted average number of units — diluted	152,598	132,333	110,629	100,708	78,117
OTHER DATA
Dividends declared per unit	$0.81	$0.80	$0.80	$0.80	$0.80

	December 31,
	2013(4)(5)	2012(4)(5)	2011(4)(5)	2010(4)(5))	2009(4)(5)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$2,296,479	$1,591,189	$1,261,644	$1,017,059	$965,299
Real estate accumulated depreciation/amortization	(159,776)	(122,796)	(89,982)	(60,784)	(42,126)
Other loans and investments	549,640	527,893	239,839	215,985	311,006
Cash and equivalents	45,979	37,311	102,726	98,408	15,307
Other assets	172,248	145,289	107,647	78,146	60,412

Total assets	$2,904,570	$2,178,886	$1,621,874	$1,348,814	$1,309,898

Debt, net	$1,421,681	$1,025,160	$689,849	$369,970	$576,678
Other liabilities	138,291	103,522	102,820	78,895	61,348
Total partners capital	1,344,598	1,050,204	829,205	899,835	671,742
Non-controlling interests	—	—	—	114	130

Total capital	1,344,598	1,050,204	829,205	899,949	671,872

Total liabilities and capital	$2,904,570	$2,178,886	$1,621,874	$1,348,814	$1,309,898

(4)	Reclassification, presentation and certain computational changes have been made for the results of properties sold and reclassified to discontinued operations.
(5)	Cash paid for acquisitions and other related investments totaled $654.9 million, $621.5 million, $279.0 million, $137.8 million, and $15.6 million in 2013, 2012, 2011, 2010, and 2009, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.
(6)	Includes $12.0 million in transfer taxes in 2013 related to our property acquisitions in Germany.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. With the acquisition of properties in Germany in November 2013, we now have healthcare investments in the United States and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 United States Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 0.5% to 4%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Some leases also require our tenants to pay percentage rents, which are based on the level of those tenants’ revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants (which we refer to as RIDEA investments) that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2013, our portfolio consisted of 107 properties: 90 facilities (of the 98 facilities that we own) are leased to 24 operators, eight are under development, and nine are in the form of mortgage loans to four operators.

2013 Highlights

In 2013, we leveraged our expertise in healthcare real estate, finance and operations to continue executing our strategy to grow and diversify our portfolio of hospital-only investments. We expanded total assets by 33%, increased revenues by 22%, and completed our first international acquisition.

A summary of the 2013 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $700 million as noted below:

•

Completed the €184 million acquisition of 11 German facilities in a sale/leaseback transaction with a new tenant to us, valued at approximately $250 million (including transfer taxes of $12 million). This acquisition expanded both our geographic and tenant diversity;

•	Completed the $281.3 million acquisition of the real estate of three general acute care hospitals from affiliates of IASIS Healthcare LLC (“IASIS”) via a sale/leaseback transaction;

•

Acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital) for $15.8 million, which will be leased to Ernest under the 2012 master lease;

•

Acquired the real estate of two acute care hospitals in Kansas from affiliates of Prime for a combined purchase price of $75 million. These properties will be leased to Prime pursuant to the master lease agreements;

•

Commenced construction of several facilities pursuant to a master funding and development agreement with First Choice Emergency Room, LLC (“First Choice”) to develop up to 25 free standing emergency rooms. One of these facilities was completed in the fourth quarter of 2013. At December 31, 2013, six other facilities were under construction.;

•	Financed the development of inpatient rehabilitation facilities in South Ogden, Utah and Post Falls, Idaho for a total of $33.5 million, which will be leased to Ernest under the 2012 master lease; and

•	Provided a $20 million mortgage financing to Alecto Healthcare Services for the 204-bed Olympia Medical Center.

With these new investments, many of our diversification metrics have improveds including:

•

Individual property diversification — On an individual property basis, we had no investment of any single property greater than 3.9% of our total assets as of December 31, 2013, down from 4.6% as of December 31, 2012.

•

Geographic diversification — Investments located in California represented 18.7% of our total assets at December 31, 2013, down from 24.0% in the prior year. Investments located in Texas represented 22.7% of our total assets at December 31, 2013, down from 23.6% in the prior year. In addition, we further expanded our portfolio into Europe with the RHM portfolio acquisition (as fully described in Note 3 in Item 8 of this Annual Report on Form 10-K)

•	Sold the real estate of an inpatient rehabilitation facility, Warm Springs Rehabilitation Hospital of San Antonio, for $14 million, resulting in a gain on sale of $5.6 million;

•

Sold two long-term acute care hospitals in Texas and Arizona, CHG Cornerstone Hospital of Houston, L.P. and Cornerstone Hospital of Southeast Arizona, for total cash proceeds of $18.5 million, resulting in a $2.1 million gain on the sale.

•

Issued $150 million of unsecured notes (as a tack on to the 2012 unsecured senior notes), completed a €200 million euro-denominated (approximately $275 million) long-term fixed rate debt transaction at an annual coupon of 5.75%, and raised $313 million in equity to fund our acquisition activity above.

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

•

Acquired the real estate of the 380 bed St. Mary’s Regional Medical Center, an acute care hospital in Reno, Nevada for $80 million and the real estate of the 140-bed Roxborough Memorial Hospital in Pennsylvania for $30 million. The acquired facilities are leased to Prime pursuant to master lease agreements.

•

Acquired the real estate of a 40-bed long-term acute care hospital in Hammond, Louisiana for $10.5 million and leased the facility to the operator under a 15-year lease. As part of this transaction, we made a secured working capital loan of $2.5 million as well as a revolving loan of up to $2.0 million. In addition, we have made a $2.0 million RIDEA investment for a 25% equity ownership in the operator of this facility.

•

Entered into an agreement to develop and lease an acute care facility in Altoona, Wisconsin for $33.5 million, which will be leased to National Surgical Hospitals. The facility is expected to be completed in the third quarter of 2014.

•	Agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. This facility opened in the third quarter of 2013.

•	Entered into an agreement with Ernest to develop and lease a 40-bed rehabilitation hospital in Lafayette, Indiana, which opened in the 2013 first quarter.

•

Amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term to 2028, and we agreed to develop and lease a 26-bed facility next to the existing facility. The new facility was completed in the fourth quarter of 2013.

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

•

Emerus development project — entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. The three facilities will be leased under a master lease structure with an initial term of 15 years and three five-year extension options. One of these facilities opened in October 2012, and the other two opened in the 2013 first quarter.

•

Hoboken University Medical Center real estate — a 350-bed acute care facility located in Hoboken, New Jersey. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of the real estate, a secured working capital loan of $15.1 million, and the purchase of a $5.0 million convertible note which provides us with the option to acquire up to 25% of the hospital operator which we converted $1.6 million into a 9.9% equity interest in the 2012 first quarter . The lease with the tenant has an initial term of 15 years.

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

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our Ernest investments), periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

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

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified base amount/threshold (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or where the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

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

In instances where we have a profits or equity interest in our tenant’s operations, we record income equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

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

Investments in Real Estate: We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 38 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2013; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

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

We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term. Because our strategy to a large degree involves the origination and acquisition of long term lease arrangements at market rates relative to our acquisition costs, we do not expect the above-market and below-market in-place lease values to be significant for many of our future transactions.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which have a weighted average useful life of 18.6 years at December 31, 2013. The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a lease is terminated, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. At December 31, 2013, we have assigned no value to customer relationship intangibles.

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

Stock-Based Compensation: During the years ended December 31, 2013, 2012, and 2011 we recorded $8.8 million, $7.6 million, and $7.0 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2010, we granted annual performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our stock price levels or our total shareholder return (stock price and dividends) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we use an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. If awards vest faster than our original estimate, we will record a catch-up of expense, which we did in the 2013 and 2012 fourth quarters due to our 2010 and 2011 stock awards being earned earlier than expected.

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

These investments include the following at December 31, 2013: (in thousands):

Asset (Liability)	Fair Value
Mortgage loans	$100,000
Acquisition loan	98,033
Equity investments	3,300

Total	$201,333

We measure the estimated fair value of these investments utilizing Level 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage loans with Ernest are recorded at fair value by discounting the estimated cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments are recorded at fair value by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate discount rates based on the risk profile of comparable companies. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include capitalization rates and market interest rates, and our unobservable input includes our adjustment for a lack of marketability discount on our equity investment of 40% at December 31, 2013.

At December 31, 2013, the cost basis of these investments approximated their fair value, which resulted in no unrealized gains/losses during 2013.

To illustrate the effect of movements in our unobservable inputs, we performed a sensitivity analysis below by using basis point variations in our discount rates (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(320)
- 100 basis points	320

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2013 and 2012, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2013, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$6,985	$138,048	$—	$—	$145,033
2011 and 2012 Senior Unsecured Notes	53,250	106,500	106,500	955,438	1,221,688
2013 Senior Unsecured Notes(5)	15,804	31,609	31,609	306,491	385,513
Revolving credit facility(2)	4,646	108,872	—	—	113,518
Term loans	3,669	105,283	13,984	—	122,936
Operating lease commitments(3)	2,610	5,582	5,421	43,238	56,851
Purchase obligations(4)	148,235	—	—	—	148,235

Totals	$235,199	$495,894	$157,514	$1,305,167	$2,193,774

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.
(2)	This assumes balance and rate in effect at December 31, 2013 ($105.0 million as of December 31, 2013) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $146.2 million of future expenditures related to development projects.
(5)	Our 2013 Senior Unsecured Notes are Euro-denominated. We used the exchange rate at December 31, 2013, (or 1.37) in preparing this table.

Liquidity and Capital Resources

2013 Cash Flow Activity

We generated cash of $140.8 million from operating activities during 2013, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, were principally used to fund our dividends of $120.3 million and certain of our investing activities.

From a financing perspective, on October 10, 2013 we closed on a €200 million euro-denominated (approximately $275 million at December 31, 2013) 7 year fixed rate debt transaction at an annual coupon of 5.75%. In addition, on August 20, 2013, we completed an offering of 11,500,000 shares of common stock (including 1,500,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. Futhermore, in August 2013, we completed a $150 million tack on offering to our 2012 Senior Unsecured Notes, resulting in net proceeds of $153.3 million (reflective of the pricing premium we received). Finally, we completed an offering of 12,650,000 shares of our common stock (including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) in February 2013, resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from these financing activities and strategic property disposals during the year (generating approximately $32 million) were used to fund our acquisitions and development activities.

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

Proceeds from the new term loan facility, our revolving credit facility and property sales were used to fund our investments in the year (excluding Ernest) and further cash outlays on our development projects.

During the fourth quarter 2012, we sold 1.1 million shares of our common stock under our at-the-market equity offering program, at an average price of $11.84 per share resulting in net proceeds of $13.2 million.

2011 Cash Flow Activity

We generated cash of $79.3 million from operating activities during 2011, which along with proceeds from our 2011 senior unsecured notes of $450 million, borrowings on our revolving credit facilities of $89.6 million, proceeds from the sale of our Morgantown and Sherman Oaks properties of $41.1 million and other receipts, were used to fund our dividends of $89.6 million, make principal payments on our debt of $246.3 million (including the buyback of 86.6% of our 9.25% exchangeable senior notes due 2013 (“2008 exchangeable notes”)), and fund new investments in the year.

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

Debt Restrictions and Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our revolving credit facility and the term loan entered into in 2012 (“2012 Term Loan”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through the year ending December 31, 2013, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing the senior unsecured notes entered into in 2011 and 2012 also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, these notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, our revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and borrowing base interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2013, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements: As of December 31, 2013, we have only $0.3 million in debt principal payments due in 2014 — see debt maturity schedule below. At February 28, 2014, our availability under our revolving credit facility plus cash on-hand approximated $300 million. In addition, we established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $12.5 million has been sold through February 28, 2014) which may be used for general corporate purposes as needed. We believe that the liquidity available to us, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), dividends in order to comply with REIT requirements, and our current investment strategies for the next twelve months.

We are currently in advanced negotiations for the acquisition or development and leaseback of hospital facilities from several sellers with an aggregate investment value of up to $500 million. All of the proposed transactions involve general acute care hospitals in the United States. Each of the potential transactions is contingent upon, among other things, the negotiations and execution of definitive agreements and the completion of satisfactory due diligence and there is no assurance that all or any of them will be completed. Depending upon the timing of the closing of these transactions, if they close at all, we may fund some or all of the purchase prices with proceeds from capital sources in addition to those described above, including the issuance of debt or equity securities.

Long-term Liquidity Requirements: As of December 31, 2013, we have less than $0.6 million in debt principal payments due between now and when our revolving credit facility is set to expire in October 2015. With our liquidity at February 28, 2014 of approximately $300 million along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) for the next several years. However, in order to fund our investment strategies post 2014 or to fund investments greater than our current investment goal for 2014, we may require additional external capital, which we believe is currently available in the market such as the following:

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements,

•	proceeds from strategic property sales,

•	expanding our current revolving credit facility and/or

•	bank term loans.

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of December 31, 2013, principal payments due on our debt (which exclude the effects of any discounts or premiums recorded) are as follows (in thousands):

2014	$265
2015	105,283
2016	225,299
2017	320
2018	12,781
Thereafter	1,074,860

Total	$1,418,808

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net income for the year ended December 31, 2013, was $97.0 million compared to net income of $89.9 million for the year ended December 31, 2013. This increase was primarily related to acquisitions made in 2012 and 2013, partially offset by higher interest expense due to additional debt incurred in 2013 and strategic dispositions in 2012 and 2013. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $147.2 million, or $0.96 per diluted share for 2013 as compared to $119.4 million, or $0.90 per diluted share for 2012, a 7% increase on a per share basis. These increases are primarily the result of the same transactions described herein.

A comparison of revenues for the years ended December 31, 2013 and 2012 is as follows (dollar amounts in thousands):

	2013		2012		Change
	(Dollar amounts in thousands)
Base rents	$132,580	54.7%	$118,374	59.7%	$14,206
Straight-line rents	10,706	4.4%	7,911	4.0%	2,795
Percentage rents	(2)	—%	1,509	0.8%	(1,511)
Income from direct financing leases	40,830	16.8%	21,728	11.0%	19,102
Interest from loans	58,153	24.0%	48,128	24.3%	10,025
Fee income	256	0.1%	475	0.2%	(219)

Total revenue	$242,523	100.0%	$198,125	100.0%	$44,398

Base rents for 2013 increased 12.0% versus the prior year as a result of $1.8 million in additional rent generated from annual escalation provisions in our leases and $15.5 million of incremental revenue from the properties acquired or completed in 2012 and 2013 including the Hammond acquisition, three IASIS acquisitions, the RHM acquisition, and completed development properties. This is partially offset by the $3.1 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. Straight-line rent increased 35.3% as a result of the RHM acquisition, the Hammond acquisition in the 2012 fourth quarter and our Twelve Oaks, Little Elm, and Lafayette development deals that came online in 2013.

Income from direct financing leases is higher than the prior year as a result of $17.1 million of incremental revenue from the Ernest transaction (additional quarter in 2013) and the new Corpus Christi, Roxborough, Reno, Saint John, and Providence facilities along with $2.0 million of additional income generated from our annual escalation provisions. Interest from loans is higher than the prior year due to the $4.0 million, $0.5 million, and $5.2 million of incremental interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Real estate depreciation and amortization during 2013 was $37.0 million compared to $32.8 million in 2012 due to the incremental depreciation from the facilities acquired in 2012, the IASIS and RHM acquisitions in 2013 and the development properties completed in 2013.

Acquisition expenses increased from $5.4 million to $19.5 million primarily as a result of the RHM and IASIS acquisitions in 2013 along with continued activity to pursue potential deals. As part of the RHM acquisition in the fourth quarter of 2013, we incurred approximately $12 million in real estate transfer taxes on which we earn an investment return, but are included in acquisition expenses.

General and administrative expenses in 2013 totaled $30.1 million, which is 12.4% of revenues, down from 14.4% of revenues in the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from the prior year, as we incurred more stock compensation expense than 2012. This increase in stock compensation expense is the result of certain performance award hurdles being met earlier than expected due to the total shareholder return performance over the last three years.

We recognized $3.6 million of earnings from equity and other interests (part of our RIDEA investments) in certain of our tenants in 2013 up from $2.9 million in 2012. This increase over 2012 is due to the timing of when such investments were made and since we elected to record our share of the investee’s earnings on a 90-day lag basis starting in 2012.

Interest expense for 2013 and 2012 totaled $66.7 million and $58.2 million, respectively. This increase is related to higher average debt balances in the current year associated with our €200 million denominated 2020 Senior Unsecured Notes issued in 2013 and the $150 million tack on offering to our 2012 Senior Unsecured Notes. Our total weighted average interest rates were consistent at 6% in 2013 and 2012. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

In addition to the items noted above, net income for 2013 and 2012 was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

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

A comparison of revenues for the years ended December 31, 2012 and 2011 is as follows (dollar amounts in thousands):

	2012		2011		Change
	(Dollar amounts in thousands)
Base rents	$118,374	59.7%	$104,231	78.8%	$14,143
Straight-line rents	7,911	4.0%	5,277	4.0%	2,634
Percentage rents	1,509	0.8%	1,457	1.1%	52
Income from direct financing leases	21,728	11.0%	—	—%	21,728
Interest from loans	48,128	24.3%	21,136	16.0%	26,992
Fee income	475	0.2%	221	0.1%	254

Total revenue	$198,125	100.0%	$132,322	100.0%	$65,803

Base rents for 2012 increased 13.6% versus the prior year as a result of the additional rent generated from annual escalation provisions in our leases and $12.3 million of incremental revenue from the properties acquired or completed in late 2011 and 2012. Income from direct financing leases is solely related to the Ernest transaction and the new Roxborough and Reno facilities. Interest from loans is higher than the prior year due to the $19.2 million, $2.6 million, and $5.1 million of incremental interest related to the Ernest, Hoboken, and Centinela loans, respectively.

Real estate depreciation and amortization during 2012 was $32.8 million, compared to $30.1 million 2011 due to the incremental depreciation from the properties acquired in late 2011 and 2012.

Acquisition expenses increased from $4.2 million to $5.4 million primarily as a result of increased acquisition levels in 2012.

General and administrative expenses in 2012 totaled $28.6 million, which is 14.4% of revenues, down from 20.5% of revenues in the prior year, as revenues in 2012 were up significantly over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from the prior year.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2013, 2012, and 2011 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
FFO information:
Net income attributable to MPT common stockholders	$96,991	$89,900	$26,536
Participating securities’ share in earnings	(729)	(887)	(1,090)

Net income, less participating securities’ share in earnings	$96,262	$89,013	$25,446
Depreciation and amortization:
Continuing operations	36,978	32,815	30,147
Discontinued operations	708	2,041	4,562
Gain on sale of real estate	(7,659)	(16,369)	(5,431)
Real estate impairment charge	—	—	564

Funds from operations	$126,289	$107,500	$55,288
Write-off of straight line rent	1,457	6,456	2,471
Acquisition costs	19,494	5,420	4,184
Debt refinancing costs	—	—	14,214
Write-off of other receivables	—	—	1,846

Normalized funds from operations	$147,240	$119,376	$78,003

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.63	$0.67	$0.23
Depreciation and amortization:
Continuing operations	0.24	0.25	0.28
Discontinued operations	—	0.01	0.04
Gain on sale of real estate	(0.04)	(0.12)	(0.05)

Funds from operations	$0.83	$0.81	$0.50
Write-off of straight line rent	0.01	0.05	0.02
Acquisition costs	0.12	0.04	0.04
Debt refinancing costs	—	—	0.13
Write-off of other receivables	—	—	0.02

Normalized funds from operations	$0.96	$0.90	$0.71

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2013:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20
November 10, 2011	December 8, 2011	January 5, 2012	$0.20
August 18, 2011	September 15, 2011	October 13, 2011	$0.20
May 19, 2011	June 16, 2011	July 14, 2011	$0.20
February 17, 2011	March 17, 2011	April 14, 2011	$0.20

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.

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

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions. In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2013, our outstanding debt totaled $1.4 billion, which consisted of fixed-rate debt of $1.2 billion million (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $205.0 million. If market interest rates increase by one-percentage point, the fair value of our fixed rate debt at December 31, 2013 would decrease by $11.7 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $205.0 million, the balance of our revolver and term loan at December 31, 2013.

Foreign Currency Sensitivity

With our acquisition of the properties in Germany in 2013, we are subject to fluctuations in U.S. and Euro currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Euro relative to the US dollar may impact the amount of net income we report. Based solely on operating results in 2013 on an annualized basis (and adjusted for real estate transfer taxes that were a one-time acquisition expense), if the Euro exchange rate were to change by 1%, our net income would change by $0.1 million, respectively.

We view our net investment in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we have not entered into any type of derivative to hedge our net investment. However, we have entered into Euro denominated debt, which works as a natural hedge for a significant portion of such investment.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 3, 2014

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2013	2012
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$154,858	$108,456
Buildings and improvements	1,578,336	1,052,479
Construction in progress and other	41,771	38,339
Intangible lease assets	90,490	51,966
Real estate held for sale	—	25,537
Net investment in direct financing leases	431,024	314,412
Mortgage loans	388,650	368,650

Gross investment in real estate assets	2,685,129	1,959,839
Accumulated depreciation	(144,235)	(110,888)
Accumulated amortization	(15,541)	(11,908)

Net investment in real estate assets	2,525,353	1,837,043
Cash and cash equivalents	45,979	37,311
Interest and rent receivables	58,499	45,289
Straight-line rent receivables	45,829	35,860
Other loans	160,990	159,243
Other assets	67,920	64,140

Total Assets	$2,904,570	$2,178,886

LIABILITIES AND EQUITY
Liabilities
Debt, net	$1,421,681	$1,025,160
Accounts payable and accrued expenses	94,311	65,961
Deferred revenue	23,787	20,609
Lease deposits and other obligations to tenants	20,583	17,342

Total liabilities	1,560,362	1,129,072
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 161,310 shares at December 31, 2013 and 136,335 shares at December 31, 2012	161	136
Additional paid-in capital	1,618,054	1,295,916
Distributions in excess of net income	(264,804)	(233,494)
Accumulated other comprehensive loss	(8,941)	(12,482)
Treasury shares, at cost	(262)	(262)

Total Equity	1,344,208	1,049,814

Total Liabilities and Equity	$2,904,570	$2,178,886

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$132,578	$119,883	$105,688
Straight-line rent	10,706	7,911	5,277
Income from direct financing leases	40,830	21,728	—
Interest and fee income	58,409	48,603	21,357

Total revenues	242,523	198,125	132,322
Expenses
Real estate depreciation and amortization	36,978	32,815	30,147
Property-related	2,450	1,477	724
Acquisition expenses	19,494	5,420	4,184
General and administrative	30,063	28,562	27,091

Total operating expenses	88,985	68,274	62,146

Operating income	153,538	129,851	70,176
Other income (expense)
Interest and other (expense) income	(319)	(1,662)	18
Earnings from equity and other interests	3,554	2,943	78
Debt refinancing expense	—	—	(14,214)
Interest expense	(66,746)	(58,243)	(43,810)
Income tax expense	(726)	(19)	(128)

Net other expenses	(64,237)	(56,981)	(58,056)

Income from continuing operations	89,301	72,870	12,120
Income from discontinued operations	7,914	17,207	14,594

Net income	97,215	90,077	26,714
Net income attributable to non-controlling interests	(224)	(177)	(178)

Net income attributable to MPT common stockholders	$96,991	$89,900	$26,536

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.59	$0.54	$0.10
Income from discontinued operations attributable to MPT common stockholders	0.05	0.13	0.13

Net income attributable to MPT common stockholders	$0.64	$0.67	$0.23

Weighted average shares outstanding — basic	151,439	132,331	110,623

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.58	$0.54	$0.10
Income from discontinued operations attributable to MPT common stockholders	0.05	0.13	0.13

Net income attributable to MPT common stockholders	$0.63	$0.67	$0.23

Weighted average shares outstanding — diluted	152,598	132,333	110,629

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Net income	$97,215	$90,077	$26,714
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	3,474	(251)	(8,590)
Foreign currency translation gain	67	—	—

Total comprehensive income	100,756	89,826	18,124
Comprehensive income attributable to non-controlling interests	(224)	(177)	(178)

Comprehensive income attributable to MPT common stockholders	$100,532	$89,649	$17,946

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2010	—	$—	110,225	$110	$1,051,785	$(148,530)	$(3,641)	$(262)	$114	$899,576

Net income	—	—	—	—	—	26,536	—	—	178	26,714
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	—	(8,590)
Stock vesting and amortization of stock-based compensation	—	—	561	1	6,982	—	—	—	—	6,983
Purchase of non-controlling interests	—	—	—	—	(441)	—	—	—	(83)	(524)
Extinguishment of convertible debt	—	—	—	—	(3,070)	(2,431)	—	—	—	(5,501)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(209)	(209)
Dividends declared ($0.80 per common share)	—	—	—	—	—	(89,634)	—	—	—	(89,634)

Balance at December 31, 2011	—	$—	110,786	$111	$1,055,256	$(214,059)	$(12,231)	$(262)	$—	$828,815

Net income	—	—	—	—	—	89,900	—	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	—	(251)
Stock vesting and amortization of stock-based compensation	—	—	854	1	7,636	—	—	—	—	7,637
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(177)	(177)
Proceeds from offering (net of offering costs)	—	—	24,695	24	233,024	—	—	—	—	233,048
Dividends declared ($0.80 per common share)	—	—	—	—	—	(109,335)	—	—	—	(109,335)

Balance at December 31, 2012	—	$—	136,335	$136	$1,295,916	$(233,494)	$(12,482)	$(262)	$—	$1,049,814

Net income	—	—	—	—	—	96,991	—	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	—	67
Stock vesting and amortization of stock-based compensation	—	—	811	1	8,832	—	—	—	—	8,833
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(224)	(224)
Proceeds from offering (net of offering costs)	—	—	24,164	24	313,306	—	—	—	—	313,330
Dividends declared ($0.81 per common share)	—	—	—	—	—	(128,301)	—	—	—	(128,301)

Balance at December 31, 2013	—	$—	161,310	$161	$1,618,054	$(264,804)	$(8,941)	$(262)	$—	$1,344,208

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Operating activities
Net income	$97,215	$90,077	$26,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,818	35,593	35,477
Amortization and write-off of deferred financing costs and debt discount	3,559	3,457	9,289
Premium on extinguishment of debt	—	—	13,091
Direct financing lease accretion	(5,774)	(3,104)	—
Straight-line rent revenue	(11,265)	(8,309)	(7,142)
Share-based compensation expense	8,832	7,637	6,983
Impairment charge	—	—	564
(Gain) loss from sale of real estate	(7,659)	(16,369)	(5,431)
Provision for uncollectible receivables and loans	—	—	1,499
Straight-line rent write-off	1,457	6,456	2,470
Payment of discount on extinguishment of debt	—	—	(4,850)
Other adjustments	(70)	538	1,058
Decrease (increase) in:
Interest and rent receivable	(13,211)	(17,261)	(6,118)
Other assets	1,855	91	142
Accounts payable and accrued expenses	23,867	9,201	5,354
Deferred revenue	3,177	(2,698)	170

Net cash provided by operating activities	140,801	105,309	79,270
Investing activities
Cash paid for acquisitions and other related investments	(654,922)	(621,490)	(278,963)
Net proceeds from sale of real estate	32,409	71,202	41,130
Principal received on loans receivable	7,249	10,931	4,289
Investment in loans receivable	(3,746)	(1,293)	(861)
Construction in progress	(41,452)	(44,570)	(22,999)
Other investments, net	(52,115)	(31,908)	(8,217)

Net cash (used for) provided by investing activities	(712,577)	(617,128)	(265,621)
Financing activities
Additions to term debt	424,580	300,000	450,000
Payments of term debt	(11,249)	(232)	(246,262)
Payment of deferred financing costs	(9,760)	(6,247)	(15,454)
Revolving credit facilities, net	(20,000)	35,400	89,600
Distributions paid	(120,309)	(103,952)	(89,601)
Lease deposits and other obligations to tenants	3,231	(11,436)	8,621
Proceeds from sale of common shares, net of offering costs	313,331	233,048	—
Other	—	(177)	(6,235)

Net cash provided by financing activities	579,824	446,404	190,669

Increase (decrease) in cash and cash equivalents for the year	8,048	(65,415)	4,318
Effect of exchange rate changes	620	—	—
Cash and cash equivalents at beginning of year	37,311	102,726	98,408

Cash and cash equivalents at end of year	$45,979	$37,311	$102,726

Interest paid, including capitalized interest of $1,729 in 2013, $1,596 in 2012, and $896 in 2011	$58,110	$51,440	$38,463
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$—	$(14,592)
Loan conversion to equity interest	—	1,648	—
Mortgage loan issued from sale of real estate	—	3,650	—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$—	$—	$14,592
Dividends declared, not paid	35,778	27,786	22,407

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2013	2012
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$154,858	$108,456
Buildings and improvements	1,578,336	1,052,479
Construction in progress and other	41,771	38,339
Intangible lease assets	90,490	51,966
Real estate held for sale	—	25,537
Net investment in direct financing leases	431,024	314,412
Mortgage loans	388,650	368,650

Gross investment in real estate assets	2,685,129	1,959,839
Accumulated depreciation	(144,235)	(110,888)
Accumulated amortization	(15,541)	(11,908)

Net investment in real estate assets	2,525,353	1,837,043
Cash and cash equivalents	45,979	37,311
Interest and rent receivables	58,499	45,289
Straight-line rent receivables	45,829	35,860
Other loans	160,990	159,243
Other assets	67,920	64,140

Total Assets	$2,904,570	$2,178,886

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$1,421,681	$1,025,160
Accounts payable and accrued expenses	58,559	38,177
Deferred revenue	23,787	20,609
Lease deposits and other obligations to tenants	20,583	17,342
Payable due to Medical Properties Trust, Inc.	35,362	27,394

Total liabilities	1,559,972	1,128,682
Commitments and Contingencies
Capital
General partner — issued and outstanding — 1,608 units at December 31, 2013 and 1,357 units at December 31, 2012	13,541	10,630
Limited Partners:
Common units — issued and outstanding — 159,702 units at December 31, 2013 and 134,978 units at December 31, 2012	1,339,998	1,052,056
LTIP units — issued and outstanding — 292 units at December 31, 2013 and 221 units at December 31, 2012	—	—
Accumulated other comprehensive loss	(8,941)	(12,482)

Total Capital	1,344,598	1,050,204

Total Liabilities and Capital	$2,904,570	$2,178,886

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$132,578	$119,883	$105,688
Straight-line rent	10,706	7,911	5,277
Income from direct financing leases	40,830	21,728	—
Interest and fee income	58,409	48,603	21,357

Total revenues	242,523	198,125	132,322
Expenses
Real estate depreciation and amortization	36,978	32,815	30,147
Property-related	2,450	1,477	724
Acquisition expenses	19,494	5,420	4,184
General and administrative	30,063	28,562	27,074

Total operating expense	88,985	68,274	62,129

Operating income	153,538	129,851	70,193
Other income (expense)
Interest and other (expense) income	(319)	(1,662)	18
Earnings from equity and other interests	3,554	2,943	78
Debt refinancing expense	—	—	(14,214)
Interest expense	(66,746)	(58,243)	(43,810)
Income tax expense	(726)	(19)	(128)

Net other expenses	(64,237)	(56,981)	(58,056)

Income from continuing operations	89,301	72,870	12,137
Income from discontinued operations	7,914	17,207	14,594

Net income	97,215	90,077	26,731
Net income attributable to non-controlling interests	(224)	(177)	(178)

Net income attributable to MPT Operating Partnership partners	$96,991	$89,900	$26,553

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.59	$0.54	$0.10
Income from discontinued operations attributable to MPT Operating Partnership partners	0.05	0.13	0.13

Net income attributable to MPT Operating Partnership partners	$0.64	$0.67	$0.23

Weighted average units outstanding — basic	151,439	132,331	110,623

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.58	$0.54	$0.10
Income from discontinued operations attributable to MPT Operating Partnership partners	0.05	0.13	0.13

Net income attributable to MPT Operating Partnership partners	$0.63	$0.67	$0.23

Weighted average units outstanding — diluted	152,598	132,333	110,629

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Net income	$97,215	$90,077	$26,731
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	3,474	(251)	(8,590)
Foreign currency translation gain	67	—	—

Total comprehensive income	100,756	89,826	18,141
Comprehensive income attributable to non-controlling interests	(224)	(177)	(178)

Comprehensive income attributable to MPT Operating Partnership partners	$100,532	$89,649	$17,963

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2010	1,102	$9,035	109,123	$894,441	94	$—	$(3,641)	$114	$899,949

Net income	—	265	—	26,020	—	268	—	178	26,731
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(8,590)	—	(8,590)
Unit vesting and amortization of unit-based compensation	5	69	556	6,915	56	—	—	—	6,984
Extinguishment of convertible debt	—	(55)	—	(5,446)	—	—	—	—	(5,501)
Purchase of non-controlling interest	—	—	—	(442)	—	—	—	(83)	(525)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(209)	(209)
Distributions declared ($0.80 per unit)	—	(896)	—	(88,470)	—	(268)	—	—	(89,634)

Balance at December 31, 2011	1,107	$8,418	109,679	$833,018	150	$—	$(12,231)	$—	$829,205

Net income	—	899	—	88,733	—	268	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	(251)
Unit vesting and amortization of unit-based compensation	4	76	850	7,561	71	—	—	—	7,637
Proceeds from offering (net of offering costs)	246	2,331	24,449	230,717	—	—	—	—	233,048
Distributions to non-controlling interests	—	—	—	—	—	—	—	(177)	(177)
Distributions declared ($0.80 per unit)	—	(1,094)	—	(107,973)	—	(268)	—	—	(109,335)

Balance at December 31, 2012	1,357	$10,630	134,978	$1,052,056	221	$—	$(12,482)	$—	$1,050,204

Net income	—	972	—	95,748	—	271	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	67
Unit vesting and amortization of unit-based compensation	9	88	802	8,745	71	—	—	—	8,833
Proceeds from offering (net of offering costs)	242	3,133	23,922	310,197	—	—	—	—	313,330
Distributions to non-controlling interests	—	—	—	—	—	—	—	(224)	(224)
Distributions declared ($0.81 per unit)	—	(1,282)	—	(126,748)	—	(271)	—	—	(128,301)

Balance at December 31, 2013	1,608	$13,541	159,702	$1,339,998	292	$—	$(8,941)	$—	$1,344,598

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Operating activities
Net income	$97,215	$90,077	$26,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,818	35,593	35,477
Amortization and write-off of deferred financing costs and debt discount	3,559	3,457	9,289
Premium on extinguishment of debt	—	—	13,091
Straight-line rent revenue	(5,774)	(8,309)	(7,142)
Direct financing lease interest accretion	(11,265)	(3,104)	—
Unit-based compensation expense	8,832	7,637	6,983
Impairment charge	—	—	564
(Gain) loss from sale of real estate	(7,659)	(16,369)	(5,431)
Provision for uncollectible receivables and loans	—	—	1,499
Straight-line rent write-off	1,457	6,456	2,470
Payment of discount on extinguishment of debt	—	—	(4,850)
Other adjustments	(70)	538	1,058
Decrease (increase) in:
Interest and rent receivable	(13,211)	(17,261)	(6,118)
Other assets	1,855	91	142
Accounts payable and accrued expenses	23,867	9,201	5,337
Deferred revenue	3,177	(2,698)	170

Net cash provided by operating activities	140,801	105,309	79,270
Investing activities
Cash paid for acquisitions and other related investments	(654,922)	(621,490)	(278,963)
Net proceeds from sale of real estate	32,409	71,202	41,130
Principal received on loans receivable	7,249	10,931	4,289
Investment in loans receivable	(3,746)	(1,293)	(861)
Construction in progress	(41,452)	(44,570)	(22,999)
Other investments, net	(52,115)	(31,908)	(8,217)

Net cash (used for) provided by investing activities	(712,577)	(617,128)	(265,621)
Financing activities
Proceeds from term debt, net of discount	424,580	300,000	450,000
Payments of term debt	(11,249)	(232)	(246,262)
Payment of deferred financing costs	(9,760)	(6,247)	(15,454)
Revolving credit facilities, net	(20,000)	35,400	89,600
Distributions paid	(120,309)	(103,952)	(89,601)
Lease deposits and other obligations to tenants	3,231	(11,436)	8,621
Proceeds from sale of units, net of offering costs	313,331	233,048	—
Other	—	(177)	(6,235)

Net cash provided by financing activities	579,824	446,404	190,669

Increase (decrease) in cash and cash equivalents for the year	8,048	(65,415)	4,318
Effect of exchange rate changes	620	—	—
Cash and cash equivalents at beginning of year	37,311	102,726	98,408

Cash and cash equivalents at end of year	$45,979	$37,311	$102,726

Interest paid, including capitalized interest of $1,729 in 2013, $1,596 in 2012, and $896 in 2011	$58,110	$51,440	$38,463
Supplemental schedule of non-cash investing activities:
Real estate acquired via assumption of mortgage loan	$—	$—	$(14,592)
Loan conversion to equity interest	—	1,648	—
Mortgage loan issued from sale of real estate	—	3,650	—
Supplemental schedule of non-cash financing activities:
Assumption of mortgage loan (as part of real estate acquired)	$—	$—	$14,592
Dividends declared, not paid	35,778	27,786	22,407

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are located in the United States and Europe—we made our first acquisition outside the United States in the fourth quarter of 2013 (as more fully described in Note 3).

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

At December 31, 2013, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities (including but not limited to Ernest, Monroe and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$283,273	Mortgage and other loans	$228,996
Equity investments	$ 19,308	Other assets	$5,198

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2013, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to influence (but not control) are typically accounted for by the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses are included in our consolidated results of operations, and we have elected to record our share of such investee’s earnings or losses on a 90-day lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased by the equity in our investee earnings and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other - than - temporary, an impairment is recorded.

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

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or when the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

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

We record above-market and below-market in-place lease values, if any, for our facilities, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term.

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

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, are recorded at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months. We record the results of operations from material property sales or planned sales (which include real property, loans and any receivables) as discontinued operations in the consolidated statements of income for all periods presented if we do not have any continuing involvement with the property subsequent to its sale. Results of discontinued operations include interest expense from debt which specifically collateralizes the property sold or held for sale.

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

Depreciation is calculated on the straight-line method over the weighted average useful lives of the related real estate and other assets, as follows:

Buildings and improvements	38.2 years
Tenant lease intangibles	18.6 years
Leasehold improvements	22.2 years
Furniture, equipment and other	9.4 years

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant’s operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue and patient mix; and the effect of evolving healthcare regulations on tenant’s profitability and liquidity.

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

Our financial statements include the operations of taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (“CVT”), along with 29 others, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they make loans to and/or investments in our lessees.

With the property acquisitions in Germany, we will be subject to income taxes internationally. However, we do not expect to incur any additional income tazes in the United States as such income from our German properties will flow through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is reflected in our tax provision when such changes occur.

Stock-Based Compensation: We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which replaced the 2004 Equity Incentive Plan. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods (typically three years), using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards that contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

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

Foreign Currency Translation and Transactions: Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity on our consolidated balance sheets.

Certain of our U.S. subsidiaries will enter into transactions denominated in foreign currency from time to time. Gains or losses resulting from these foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income in the consolidated statements of income.

Derivative Financial Investments and Hedging Activities: During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and/or foreign currency risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

To qualify for hedge accounting, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge prior to entering into a derivative transaction. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. In addition, for cash flow hedges, we assess whether the underlying forecasted transaction will occur. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or that it is probable that the underlying forecasted transaction will not occur.

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

Recent Accounting Developments: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). This update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 on July 17, 2013, did not have a material impact on our 2013 consolidated financial position or results of operations.

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of ASU 2013-02 did not have an impact on our 2013 consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the consolidated financial statements to conform to the 2013 consolidated financial statement presentation. Assets sold or held for sale have been reclassified to Real Estate Held for Sale on the consolidated balance sheets and related operating results have been reclassified from continuing operations to discontinued operations for all periods presented (see Note 11).

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2013	2012	2011
Assets Acquired	(in thousands)
Land	$41,473	$518	$19,705
Building	439,030	8,942	220,769
Intangible lease assets — subject to amortization (weighted average useful life 21.0 years in 2013, 15.0 years in 2012 and 13.9 years in 2011)	38,589	1,040	20,630
Net investments in direct financing leases	110,580	310,000	—
Mortgage loans	20,000	200,000	—
Other loans	5,250	95,690	27,283
Equity investments	—	5,300	5,168

Total assets acquired	$654,922	$621,490	$293,555
Total liabilities assumed	—	—	(14,592)

Net assets acquired	$654,922	$621,490	$278,963

2013 Activity

RHM Portfolio Acquisition

On November 29, 2013, we acquired 11 rehabilitation facilities in the Federal Republic of Germany from RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”) for an aggregate purchase price, excluding €9 million applicable transfer taxes, of €175 million or $237.8 million. Each of the facilities are leased to RHM under a master lease providing for a term of 27 years and for annual rent increases of 2.0% from 2015 through 2017, and of 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will be increased to reflect 70% of cumulative increases in the German consumer price index.

The RHM Acquisition represents our first acquisition outside of the United States. This acquisition adds a portfolio of assets with a financially stable long-term operating history and helps improve both our tenant and geographic diversification. As of December 31, 2013, we had $240.5 million of gross real estate assets located outside of the United States that generated $1.8 million of revenue in 2013.

On December 12, 2013, we acquired the real estate of Dallas Medical Center in Dallas, Texas from affiliates of Prime for a purchase price of $25 million and leased the facility to Prime with an initial 10-year lease term under the master lease agreement, plus two renewal options of five years each. This lease is accounted for as a direct financing lease.

On September 26, 2013, we acquired three general acute care hospitals from affiliates of IASIS for a combined purchase price of $281.3 million. Each of the facilities were leased back to IASIS under leases with initial 15-year terms plus two renewal options of five years each, and consumer price-indexed rent increases limited to a 2.5% ceiling annually. The lessees have a right of first refusal option with respect to subsequent proposed sales of the facilities. All of our leases with affiliates of IASIS will be cross-defaulted with each other. In addition to the IASIS acquisitions transactions, we have amended our lease with IASIS for the Pioneer Valley Hospital in West Valley City, Utah, which extended the lease to 2028 from 2019 and adjusted the rent.

On July 18, 2013, we acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital). The total purchase price was $10.5 million including $0.5 million for adjacent land. The facility is leased to an affiliate of Ernest under the master lease agreement entered into with Ernest in 2012 that initially provided for a 20-year term with three five-year extension options, plus consumer price-indexed rent increases, limited to a 2% floor and 5% ceiling annually. This lease is accounted for as a DFL. In addition, we made a $5.3 million loan on this property with terms similar to the lease terms.

On June 11, 2013, we acquired the real estate of two acute care hospitals in Kansas from affiliates of Prime for a combined purchase price of $75 million and leased the facilities to the operator under a master lease agreement. The master lease is for 10 years and contains two renewal options of five years each, and the rent increases annually based on the greater of the consumer price-index or 2%. This lease is accounted for as a DFL.

On December 31, 2013, we provided a $20 million mortgage financing to Alecto Healthcare Services for the 204-bed Olympia Medical Center.

The purchase price allocations attributable to the RHM and IASIS acquisitions are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

From the respective acquisition dates, these 2013 acquisitions contributed $13.6 million and $10.6 million of revenue and income (excluding related acquisition and financing expenses) for the period ended December 31, 2013. In addition, we incurred $19.5 million of acquisition related expenses in 2013, of which $18.0 million (including $12 million in transfer taxes as a part of the RHM acquisition) related to acquisitions consummated as of December 31, 2013.

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

From the respective acquisition dates in 2012 through that year end, these 2012 acquisitions contributed $46.3 million and $46.1 million of revenue and income (excluding related acquisition expenses) for the period ended December 31, 2012. In addition, we incurred $5.4 million of acquisition related expenses in 2012, of which $5.1 million related to acquisitions consummated as of December 31, 2012.

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

On January 31, 2011, we acquired for $23.5 million the real estate of the 60-bed Atrium Medical Center at Corinth in the Dallas area, a long-term acute care hospital that was completed in 2009 and is subject to a lease that expires in June 2024. The lease contains two ten-year extension options, and the rent escalates annually based on consumer price indexed increases and to be not less than 1% or greater than 5%. In addition, through one of our affiliates, we invested $1.3 million to acquire approximately 19% of a joint venture arrangement with an affiliate of Vibra Healthcare, LLC (“Vibra”) that will manage and has acquired a 51% interest in the operations of the facility. We also made a $5.2 million working capital loan to the joint venture. The former operators of the hospital, comprised primarily of local physicians, retained ownership of 49% of the operating entity.

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

On February 9, 2011, we acquired the real estate of the 306-bed Alvarado Hospital in San Diego, California for $70 million from Prime. Prime is the operator of the facility.

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

On November 4, 2011, we made investments in Hoboken University Medical Center in Hoboken, New Jersey, a 350-bed acute care facility. The total investment for this transaction was $75.0 million, comprising $50.0 million for the acquisition of an 100% ownership of the real estate, a secured working capital loan of up to $20.0 million (of which $15.1 million has been funded to-date), and the funding of a $5.0 million convertible note, which provides us with the option to acquire up to 25% of the hospital operator—See Loans section of this Note 3 for an update. The lease with the tenant has an initial term of 15 years, contains six five-year extension options, and the rent escalates annually based on consumer price indexed increases.

From the respective acquisition dates in 2011 through that year-end, these 2011 acquisitions contributed $21.2 million of revenue and $14.1 million of income (excluding related acquisition expenses). In addition, we incurred $4.2 million in acquisition related expenses in 2011, of which $1.9 million related to acquisitions consummated as of December 31, 2011.

The results of operations for each of the properties acquired in 2013 and 2012 are included in our consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated financial data for 2013 and 2012, as if each acquisition was consummated on the same terms at the beginning of 2012 and 2011, respectively. Supplemental pro forma earnings were adjusted to exclude $18.0 million and $5.1 million of acquisition-related costs on these consummated deals incurred during 2013 and 2012, respectively (dollar amounts in thousands except per share/unit data).

	2013	2012
	(Amounts in thousands except per share/unit amounts)
Total revenues	$288,159	$280,539
Net income	133,258	135,402
Net income per share/unit	$0.82	$0.85

Development Activities

On June 11, 2013, we entered into a master funding and development agreement with First Choice Emergency Room, LLC (“First Choice”) to develop up to 25 freestanding emergency room facilities for a maximum aggregate funding of $100 million. During 2013, we began construction on eight of these emergency room facilities for a total development price of $37.8 million. One of the facilities was completed in the fourth quarter of 2013, while the others are expected to be completed in 2014. We have funded $9.1 million through the end of 2013 for these facilities still under construction.

On May 20, 2013, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in South Ogden, Utah for $19.2 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the 2014 second quarter. We have funded $16.4 million through the end of 2013.

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

On October 1, 2012, we agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina that will be operated by Ernest. The facility was completed in 2013 for a total development cost of $16.9 million, and we began recognizing rent in August 2013.

On June 13, 2012, we entered into an agreement with Ernest to fund the development of and lease a 40-bed rehabilitation hospital in Lafayette, Indiana. The facility was completed in 2013 for a total development costs of $15.7 million, and we began recognizing rent in February 2013.

On May 4, 2012, we amended the current lease on our Victoria, Texas facility with Post Acute Medical to extend the current lease term to 2028, and we agreed to develop and lease a 26-bed facility next to the existing facility. The facilities will be operated as separate LTACH and rehabilitation hospitals. We completed development of the rehabilitation facility in 2013 for a total development costs of $9.4 million, and began recognizing rent in December 2013.

On March 1, 2012, we received a certificate of occupancy for our constructed Florence acute care facility near Phoenix, Arizona. With this, we started recognizing rent on this facility in March 2012. Land and building costs associated with this property approximates $30 million, and the lease term is 25 years.

On October 14, 2011, we entered into agreements with a joint venture of Emerus Holding, Inc. and Baptist Health System, to acquire, provide for development funding and lease three acute care hospitals for $30.0 million in the suburban markets of San Antonio, Texas. The three facilities are subject to a master lease structure with an initial term of 15 years and three five-year extension options. Rent escalates annually based on consumer priced indexed increases and to be not less than one percent or greater than three percent. We completed development and started recognizing rent on one of the facilities in October 2012 and in 2013 for the remaining two facilities.

In regards to our Twelve Oaks facility, approximately 55% of this facility became occupied as of January 23, 2013, pursuant to a 15 year lease.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 12/31/13	Estimated Completion Date
First Choice ER- Nacogdoches	San Antonio, TX	Acute Care Hospital	First Choice ER, LLC	$5,100	$2,681	1Q 2014
First Choice ER- Brodie	Austin, TX	Acute Care Hospital	First Choice ER, LLC	5,470	1,950	2Q 2014
First Choice ER- Alvin	Houston, TX	Acute Care Hospital	First Choice ER, LLC	5,240	1,328	2Q 2014
Northern Utah Rehabilitation Hospital	South Ogden, UT	Inpatient Rehabilitation Hospital	Ernest Health, Inc.	19,153	16,391	2Q 2014
First Choice ER- Briar Forest	Houston, TX	Acute Care Hospital	First Choice ER, LLC	5,833	1,386	3Q 2014
First Choice ER- Cedar Hill	Cedar Hill, TX	Acute Care Hospital	First Choice ER, LLC	5,768	1,167	3Q 2014
First Choice ER- Firestone	Firestone, CO	Acute Care Hospital	First Choice ER, LLC	5,172	544	3Q 2014
Oakleaf Surgical Hospital	Altoona, WI	Acute Care Hospital	National Surgical Hospitals	33,500	16,324	3Q 2014
First Choice Emergency Rooms	Various	Acute Care Hospital	First Choice	62,217	—	Various

				$147,453	$41,771

Disposals

On November 27, 2013, we sold the real estate of an inpatient rehabilitation facility, Warm Springs Rehabilitation Hospital of San Antonio, for $14 million, resulting in a gain on sale of $5.6 million.

On April 17, 2013, we sold two long-term acute care hospitals, Summit Hospital of Southeast Arizona and Summit Hospital of Southeast Texas, for total proceeds of $18.5 million, resulting in a gain of $2.1 million.

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

Intangible Assets

At December 31, 2013 and 2012, our intangible lease assets were $90.5 million ($75.0 million, net of accumulated amortization) and $52.0 million ($40.1 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $4.0 million, $3.9 million, and $5.2 million in 2013, 2012, and 2011, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:
2014	$5,086
2015	4,896
2016	4,855
2017	4,845
2018	4,784

As of December 31, 2013, capitalized lease intangibles have a weighted average remaining life of 18.6 years.

Leasing Operations

All of our leases are accounted for as operating leases except we are accounting for 13 Ernest facilities and five Prime facilities as DFLs. The components of our net investment in DFLs consisted of the following (dollars in thousands):

As of December 31, 2013
Minimum lease payments receivable	$1,647,567
Estimated residual values	211,863
Less unearned income	(1,428,406)

Net investment in direct financing leases	$431,024

Minimum rental payments due to us in future periods under operating leases and DFL, which have non-cancelable terms extending beyond one year at December 31, 2013, are as follows: (amounts in thousands)

	Total Under Operating Leases	Total Under DFLs	Total
2014	$166,602	$42,535	$209,137
2015	164,754	43,386	208,140
2016	165,517	44,254	209,771
2017	165,418	45,139	210,557
2018	165,679	46,041	211,720
Thereafter	1,536,759	428,466	1,965,225

	$2,364,729	$649,821	$3,014,550

On July 3, 2012, we entered into master lease agreements with certain subsidiaries of Prime, which replaced the then current leases with the same tenants covering the same properties. The master leases are for 10 years and contain two renewal options of five years each. The initial lease rate is generally consistent with the blended average rate of the prior lease agreements. However, the annual escalators, which in the prior leases were limited, have been increased to 100% of consumer price index increases, along with a minimum floor. The master leases include repurchase options substantially similar to those in the prior leases, including provisions establishing minimum repurchase prices equal to our total investment.

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

Monroe Facility

As of December 31, 2013, we have advanced $31.1 million to the operator/lessee of Monroe Hospital in Bloomington, Indiana pursuant to a working capital loan agreement, including $1.2 million in advances during 2013. In addition, as of December 31, 2013, we have $21.0 million of rent, interest and other charges owed to us by the operator, of which $6.0 million of interest receivables are significantly more than 90 days past due. Because the operator has not made all payments required by the working capital loan agreement and the related real estate lease agreement, we consider the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and recorded a valuation allowance for unbilled straight-line rent in the amount of $2.5 million. We have not recognized any interest income on the Monroe loan since it was considered impaired and have not recorded any unbilled rent since 2010. In addition, we stopped recording rental revenue on April 1, 2013, until we begin receiving cash payments.

At December 31, 2013, our net investment (exclusive of the related real estate) of approximately $40.3 million is our maximum exposure to Monroe and the amount is deemed collectible/recoverable. In making this determination, we considered our first priority secured interest in approximately (i) $4 million in hospital patient receivables, (ii) cash balances of approximately $0.1 million, (iii) our assessment of the realizable value of our other collateral and (iv) projected EBITDA of the hospital operations that we have modeled under various scenarios for sensitivity purposes. In order to recover our aggregate net investment in Monroe, we believe a restructuring of our lease and loan with a new operator may be needed. Among other provisions, we expect this would include our participation in future operating income and sale proceeds, if any, over a multi-year period. We are presently negotiating the potential terms of such a restructuring with several separate parties, although there is no assurance that we will complete a transaction with any of these parties. Moreover, we may conclude that the potential lease income and our share of operating income and sale proceeds would be insufficient for us to recover all of our net investment , in which case further impairment charges would be necessary. The amount, if any, of such further impairment is uncertain, and no assurances can be made that we will not have additional impairment charges on our working capital loan or other receivables in the future. Additional uncertainty may result if our current lessee/borrower enters bankruptcy proceedings, which is possible.

Florence facility

On March 6, 2013, the tenant of our $29.4 million facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. Florence is current on its rent, and at December 31, 2013, we had less than $0.8 million of receivables outstanding. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid in the future. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at December 31, 2013, is fully recoverable.

Gilbert facility

In 2014, the tenant of our $17.1 million facility in Gilbert, Arizona filed for Chapter 11 bankruptcy, and we sent notice of termination of the lease prior to the bankruptcy filing. Gilbert was current on its rent through December 31, 2013. However, we did have approximately $0.9 million of straight-line rent receivables associated with this lease at December 31, 2013. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our investment in Gilbert at December 31, 2013, is fully recoverable.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2013		As of December 31, 2012
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$388,650	10.2%	$368,650	10.0%
Acquisition loans	103,266	14.5%	98,433	14.7%
Working capital and other loans	57,724	10.9%	60,810	10.8%

	$549,640		$527,893

Our mortgage loans cover 9 of our properties with four operators. The increase from 2012 is primarily related to the $20 million loan for the Olympia property as previously discussed under the heading of Acquisitions in this Note 3.

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes. Our $98.0 million acquisition loans with Ernest, our Hoboken convertible loan and our $19.1 million working capital loan to Monroe (net of $12 million loan loss reserve) are included in other loans.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.6 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At December 31, 2013, $3.4 million remains outstanding on the convertible note, and we retain the option, to convert this remainder into an additional 15.1% equity interest in the operator.

Concentration of Credit Risks

For the year ended December 31, 2013 and 2012, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 20.2% and 18.6% of total revenue, respectively. From an investment concentration perspective, Ernest represented 15.9% and 18.2% of our total assets at December 31, 2013 and December 31, 2012, respectively.

For the years ended December 31, 2013 and 2012, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 32.0% and 27.3%, respectively, of total revenue. From an investment concentration perspective, Prime represented 24.5% and 27.9% of our total assets at December 31, 2013 and December 31, 2012, respectively.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of December 31, 2013.

From a geographic perspective, Investments located in California represented 18.7% of our total assets at December 31, 2013, down from 24.0% in the prior year. Investments located in Texas represented 22.7% of our total assets at December 31, 2013, down from 23.6% in the prior year. In addition, we further expanded our portfolio into Europe with the RHM portfolio acquisition, which represents less than 9% of total assets at December 31, 2013.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $70.0 million, $54.3 million and $5.5 million in 2013, 2012 and 2011, respectively.

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2013		As of December 31, 2012
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$105,000	Variable	$125,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	200,000	6.375%
Unamortized premium	2,873		—

	352,873		200,000
Exchangeable senior notes:
Principal amount	—		11,000	9.250%
Unamortized discount	—		(37)

	—		10,963
2013 Senior Unsecured Notes	274,860	5.75%	—

Term loans	113,948	Various	114,197	Various

	$1,421,681		$1,025,160

As of December 31, 2013, principal payments due on our debt (which exclude the effects of any discounts or premiums recorded) are as follows: (A)

2014	$265
2015	105,283
2016	225,299
2017	320
2018	12,781
Thereafter	1,074,860

Total	$1,418,808

(A)	Our 2013 Senior Unsecured Notes are Euro-denominated. We have used the exchange rate at December 31, 2013 in this debt maturity schedule.

In order to fund our 2013 acquisitions disclosed in Note 3, we completed a public offering of €200 million aggregate principal amount of our 5.750% Senior Notes due 2020 (the “2013 Senior Unsecured Notes”) and did a $150 million tack on to our 2012 Senior Unsecured Notes.

To help fund the 2012 acquisitions disclosed in Note 3, on February 17, 2012, we completed the “2012 Senior Unsecured Notes” for $200 million, resulting in net proceeds, after underwriting discount, of $196.5 million. These 2012 Senior Unsecured Notes accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. The 2012 Senior Unsecured Notes include covenants substantially consistent with our 2011 Senior Unsecured Notes. In addition, on March 9, 2012, we closed on a $100 million senior unsecured term loan facility (“2012 Term Loan”).

Revolving Credit Facility

In March 2012, we exercised the $70 million accordion feature on our unsecured revolving credit facility, increasing the capacity from $330 million to $400 million. The unsecured revolving credit facility matures in October 2015. The interest rate is (1) the higher of the “prime rate” or federal funds rate plus 0.5%, plus a spread initially set at 1.60%, but that is adjustable from 1.60% to 2.40% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.60%, but that is adjustable from 2.60% to 3.40% based on current total leverage. Interest rate spread was 2.85% at December 31, 2013 and 2012. In addition to interest expense, we are required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.375% to 0.500% per year. At December 31, 2013 and 2012, our outstanding balance on the revolving credit facility was $105 million and $125 million, respectively. At December 31, 2013, our availability under our revolving credit facility was $295 million. The weighted average interest rate on this facility was 3.2% and 3.2% for 2013 and 2012, respectively.

2013 Senior Unsecured Notes

On October 10, 2013, we completed the 2013 Senior Unsecured Notes offering for €200 million (or $274.9 million.) Interest on the Notes will be payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The 2013 Senior Unsecured Notes will pay interest in cash at a rate of 5.750% per year. The Notes mature on October 1, 2020. We may redeem some or all of the 2013 Senior Unsecured Notes at any time prior to October 1, 2016 at a “make-whole” redemption price. On or after October 1, 2016, we may redeem some or all of the Notes at a premium that will decrease over time. In addition, at any time and from time to time prior to October 1, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Unsecured Notes using the proceeds of one or more equity offerings. The 2013 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by certain subsidiary guarantors. In the event of a change of control, each holder of the 2013 Senior Unsecured Notes may require us to repurchase some or all of our 2013 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount of the 2013 Senior Unsecured Notes plus accrued and unpaid interest to the date of purchase.

2012 Senior Unsecured Notes

On February 17, 2012, we completed a $200 million offering of senior unsecured notes (“2012 Senior Unsecured Notes”) (resulting in net proceeds of $196.5 million, after underwriting discount). On August 20, 2013, we completed a $150 million tack on to the notes (resulting in net proceeds of $150.4 million, after underwriting discount). These 2012 Senior Unsecured Notes accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. The 2013 tack on offering, was issued at a premium (price of 102%), resulting in an effective rate of 5.998%. Interest on these notes is payable semi-annually on February 15 and August 15 of each year. We may redeem some or all of the 2012 Senior Unsecured Notes at any time prior to February 15, 2017 at a “make-whole” redemption price. On or after February 15, 2017, we may redeem some or all of the 2012 Senior Unsecured Notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. The 2012 Senior Unsecured Notes are guaranteed, jointly and severally, on an unsecured basis, by certain subsidiary guarantors. In the event of a change of control, each holder of the 2012 Senior Unsecured Notes may require us to repurchase some or all of its 2012 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

2011 Senior Unsecured Notes

On April 26, 2011, we closed on a private placement of $450 million aggregate principal amount of 6.875% Senior Notes due 2021 (the “2011 Senior Unsecured Notes”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2011 Senior Unsecured Notes were subsequently registered under the Securities Act pursuant to an exchange offer. Interest on the 2011 Senior Unsecured Notes is payable semi-annually on May 1 and November 1 of each year. The 2011 Senior Unsecured Notes pay interest in cash at a rate of 6.875% per year and mature on May 1, 2021. We may redeem some or all of the 2011 Senior Unsecured Notes at any time prior to May 1, 2016 at a “make-whole” redemption price. On or after May 1, 2016, we may redeem some or all of the 2011 Senior Unsecured Notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. The 2011 Senior Unsecured Notes are guaranteed, jointly and severally, on an unsecured basis, by the certain subsidiary guarantors. In the event of a change of control, each holder of the 2011 Senior Unsecured Notes may require us to repurchase some or all of its 2011 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

2006 Senior Unsecured Notes

During 2006, we issued $125.0 million of Senior Unsecured Notes (the “2006 Senior Unsecured Notes”). The 2006 Senior Unsecured Notes were placed in private transactions exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”). One of the issuances of the 2006 Senior Unsecured Notes totaling $65.0 million paid interest quarterly at a fixed annual rate of 7.871% through July 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and can be called at par value by us at any time. This portion of the 2006 Senior Unsecured Notes matures in July 2016. The remaining issuances of 2006 Senior Unsecured Notes paid interest quarterly at fixed annual rates ranging from 7.333% to 7.715% through October 30, 2011, thereafter, at a floating annual rate of three-month LIBOR plus 2.30% and can also called at par value by us at any time. These remaining notes mature in October 2016.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2013 and 2012, the fair value of the interest rate swaps was $9.0 million and $12.5 million, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effects earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2013 and therefore, there was no income statement effect recorded during the years ended December 31, 2013, 2012, and 2011. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At December 31, 2013 and 2012, we have posted $5.0 million and $6.6 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Term Loans

As noted previously, we closed on the 2012 Term Loan for $100 million on March 9, 2012. The 2012 Term Loan facility has an interest rate option of (1) LIBOR plus an initial spread of 2.25% or (2) the higher of the “prime rate”, federal funds rate plus 0.5%, or Eurodollar rate plus 1.0%, plus an initial spread of 1.25%. The interest rate in effect at December 31, 2013 and December 31, 2012 were 2.43% and 2.47%, respectively. The 2012 Term Loan facility is scheduled to mature on March 9, 2016, but we have the option to extend the facility one year to March 9, 2017.

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium. At

December 31, 2013, the remaining balance on this term loan was $13.9 million. The loan was collateralized the real estate of the Northland LTACH Hospital, which had a net book value of $18.0 million and $18.5 million at December 31, 2013 and 2012, respectively.

Exchangeable Senior Notes

In March 2008, our Operating Partnership issued and sold, in a private offering, $75.0 million of Exchangeable Senior Notes (the “2008 Exchangeable Notes”) and received proceeds of $72.8 million. In April 2008, the Operating Partnership sold an additional $7.0 million of the 2008 Exchangeable Notes (under the initial purchasers’ overallotment option) and received proceeds of $6.8 million. The interest rate on our 2008 Exchangeable Notes was 9.25% per annum. In July 2011, we used a portion of the proceeds from the 2011 Senior Unsecured Notes to repurchase 85% of the outstanding 2008 Exchangeable Notes at a price of 118.5% of the principal amount plus accrued and unpaid interest (or $84.2 million) pursuant to a cash tender offer. Additionally, in August 2011, we repurchased $1.5 million of the outstanding 2008 Exchangeable Notes in the open market. The remainder of our 2008 Exchangeable Notes were paid in full in April 2013.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and 2012 Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At December 31, 2013, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our 2011 and 2012 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011 and 2012 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and 2012 Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2013, we were in compliance with all such financial and operating covenants.

5.	Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to applicable United States federal, state and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our taxable REIT subsidiaries and our foreign operations (which realized a $12.9 million loss before income taxes in 2013 primarily due to the real estate transfer taxes), we incurred income tax expenses as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Domestic	$568	$19	$128
Foreign	158	—	—

	$726	$19	$128

At December 31, 2013 and 2012, components of our deferred tax assets and liabilities were as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Property and equipment	$(2,870)	$(2,370)
Other	(2,923)	(1,673)

Total deferred tax liabilities	(5,793)	(4,043)

Deferred tax assets:
Loan loss and other reserves	7,751	7,218
Operating loss and interest deduction carry forwards	2,283	3,938
Other	3,371	1,261

Total deferred tax assets	13,405	12,417
Valuation allowance	(7,843)	(8,540)

Net deferred tax (liability)	$(231)	$(166)

At December 31, 2013, we had U.S. federal and state NOLs of $0.2 million and $7.6 million, respectively, that expire in 2026 through 2032.

In 2013, our valuation allowance increased by $1.9 million as a result of book losses sustained by our German subsidiaries as the result of significant acquisition expenses incurred. This was offset by a $2.6 million decrease in the valuation allowance at one of the U.S. TRS entities (MDS), which generated income in 2013 (after having historical losses). We believe (based on cumulative losses) that we should reserve for our net deferred tax assets. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new transactions including working capital loans, equity investments, etc), we will adjust this valuation allowance accordingly.

We have met the annual REIT distribution requirements by payment of at least 90% of our estimated taxable income in 2013, 2012, and 2011. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2013	2012	2011
Common share distribution	$0.800000	$0.800000	$0.800000
Ordinary income	0.599384	0.601216	0.300844
Capital gains(1)	0.046380	0.117584	0.031396
Unrecaptured Sec. 1250 gain	0.026512	0.086976	0.031396
Return of capital	0.154236	0.081200	0.467760
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed taxable REIT subsidiaries on behalf of Medical Properties Trust, Inc., which are subject to federal, state and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our taxable REIT subsidiaries.

6.	Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$89,301	$72,870	$12,120
Non-controlling interests’ share in continuing operations	(224)	(177)	(178)
Participating securities’ share in earnings	(729)	(887)	(1,090)

Income from continuing operations, less participating securities’ share in earnings	88,348	71,806	10,852
Income from discontinued operations attributable to MPT common stockholders	7,914	17,207	14,594

Net income, less participating securities’ share in earnings	$96,262	$89,013	$25,446

Denominator:
Basic weighted-average common shares	151,439	132,331	110,623
Dilutive potential common shares	1,159	2	6

Diluted weighted-average common shares	152,598	132,333	110,629

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$89,301	$72,870	$12,137
Non-controlling interests’ share in continuing operations	(244)	(177)	(178)
Participating securities’ share in earnings	(729)	(887)	(1,090)

Income from continuing operations, less participating securities’ share in earnings	88,328	71,806	10,869
Income from discontinued operations attributable to MPT Operating Partnership partners	7,914	17,207	14,594

Net income, less participating securities’ share in earnings	$96,242	$89,013	$25,463

Denominator:
Basic weighted-average units	151,439	132,331	110,623
Dilutive potential units	1,159	2	6

Diluted weighted-average units	152,598	132,333	110,629

For each of the years ended December 31, 2012 and 2011, approximately 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

7.	Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan and 7,643,651 shares remain available for future stock awards as of December 31, 2013. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan (and its predecesor plan):

Stock Options

At December 31, 2013, we had 20,000 options outstanding and exercisable, with a weighted-average exercise price of $10.00 per option. The intrinsic value of options exercisable and outstanding at December 31, 2013, is $-0-. In 2013, 40,000 options were exercised, while 20,000 options were settled for cash in 2011. No options were granted in 2013, 2012, or 2011. The weighted average remaining contractual term of options exercisable and outstanding is 0.3 years.

Restricted Equity Awards

Other stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service (typically three to five years). Service based awards are valued at the average price per share of common stock on the date of grant. In 2013, 2012, and 2011, the Compensation Committee granted awards to employees which vest based on us achieving certain total shareholder returns or comparisons of our total shareholder returns to peer total return indices. Generally, dividends are not paid on these performance awards until the award is earned. See below for details of such grants:

-	2013 performance awards - The 2013 performance awards were granted in three parts:
1)	Approximately 27% of the 2013 performance awards were based on us achieving a simple 8.5% annual total shareholder return over a three year period; however, the award contained both carry forward and carry back provisions through December 31, 2017. None of these shares may be sold for two years after they have vested. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.72%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.
2)

Approximately 36% of the 2013 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2013 to December 31, 2015. The minimum total shareholder return needed to earn a portion of this award is 25.5% with 100% of the award earned if our total shareholder return reaches 33.5%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.
3)	The remainder of the 2013 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2013 to December 31, 2015. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.

There were 68,086 of the 2013 performance awards earned and vested in 2013. At December 31, 2013, we have 686,169 of 2013 performance awards remaining to be earned.

-	2012 performance awards - The 2012 performance awards were granted in three parts:
1)	Approximately 30% of the 2012 performance awards were based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contains both carry forward and carry back provisions through December 31, 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.93%; expected volatility of 34%; expected dividend yield of 8.6%; and expected service period of 4 years.
2)	Approximately 35% of the 2012 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2012 to December 31, 2014. The minimum total shareholder return needed to earn a portion of this award is 27% with 100% of the award earned if our total shareholder return reaches 35%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.43%; expected volatility of 35%; expected dividend yield of 8.6%; and expected service period of 5 years.
3)	The remainder of the 2012 performance awards will be earned if our total shareholder return outpaces that of the Index over the cumulative period from January 1, 2012 to December 31, 2014. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.43%; expected volatility of 35%; expected dividend yield of 8.6%; and expected service period of 5 years.

There were 84,188 of the 2012 performance awards earned and vested in 2013 and 2,599 forfeited in 2013. There were 84,188 of the 2012 performance awards earned and vested in 2012 and 5,718 forfeited in 2012. At December 31, 2013, we have 725,666 of 2012 performance awards remaining to be earned.

-	2011 performance awards - The 2011 performance awards were granted in three parts:
1)	Approximately 30% of the 2011 performance awards were based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contained both carry forward and carry back provisions through December 31, 2015. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 2.07%; expected volatility of 33%; expected dividend yield of 8.5%; and expected service period of 4 years.

2)	Approximately 18% of the 2011 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2011 to December 31, 2013. The minimum total shareholder return needed to earn a portion of this award is 27% with 100% of the award earned if our total shareholder return reaches 39%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.
3)	The remainder of the 2011 performance awards will be earned if our total shareholder return outpaces that of the Index over the cumulative period from January 1, 2011 to December 31, 2013. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 12% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2014, 2015 and 2016. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.07%; expected volatility of 34%; expected dividend yield of 8.5%; and expected service period of 5 years.

There were 81,359 and 155,162 of the 2011 performance awards earned and vested in 2013 and 2012, respectively, but none in 2011. In 2013, 8,062 shares were forfeited, while 14,456 shares were forfeited in 2012. At December 31, 2013, we have 587,344 of 2011 performance awards that have been earned but not vested.

The following summarizes restricted equity award activity in 2013 and 2012 (which includes awards granted in 2013, 2012, 2011, and any applicable prior years), respectively:

For the Year Ended December 31, 2013:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	466,883	$10.72	1,879,889	$6.48
Awarded	240,425	$12.26	754,255	$6.13
Vested	(381,309)	$11.15	(386,446)	$8.27
Forfeited	—	$—	(248,519)	$11.03

Nonvested awards at end of year	325,999	$11.36	1,999,179	$5.44

For the Year Ended December 31, 2012:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	603,980	$11.02	1,511,397	$7.60
Awarded	275,464	$10.14	902,359	$5.81
Vested	(410,261)	$10.78	(513,693)	$8.63
Forfeited	(2,300)	$10.24	(20,174)	$5.45

Nonvested awards at end of year	466,883	$10.72	1,879,889	$6.48

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2013, 2012 and 2011, we recorded $8.8 million, $7.6 million, and $7.0 million respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2013, is $10.1 million and will be recognized over a weighted average period of 2.5 years. Restricted equity awards which vested in 2013, 2012, and 2011 had a value of $9.2 million, $9.2 million, and $6.1 million, respectively.

8.	Commitments and Contingencies

Commitments

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. These ground leases are long-term leases (almost all having terms for approximately 50 years or more), some contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2013, 2012 and 2011, respectively, were $2,304,461, $2,195,835, and $1,994,565, which was offset by sublease rental income of $512,503, $492,095, and $443,829 for 2013, 2012, and 2011, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2013 are as follows: (amounts in thousands)

2014	$2,471
2015	2,644
2016	2,659
2017	2,620
2018	2,614
Thereafter	37,213

$50,221

The total amount to be received in the future from non-cancellable subleases at December 31, 2013, is $30.1 million.

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

In November 2009, we put an at-the-market equity offering program in place, giving us the ability to sell up to $50 million of stock. During the fourth quarter 2012, we sold 1.1 million shares of our common stock under our at-the-market equity offering program, at an average price of $11.84 per share resulting in total proceeds, net of a 2% commission, of $13.2 million. In January 2014, we replaced this at-the-market offering program with a similar program but increased the size to up to $250 million of stock with a commission of 1.25% (of which $12.5 million has been sold as of February 28, 2014).

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

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs (except for the Monroe loan for which we use Level 3 inputs) such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our exchangeable notes (for 2012 only) and 2011, 2012 and 2013 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2013		December 31, 2012
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$58,499	$44,349	$45,289	$36,700
Loans(1)	351,607	358,277	334,693	335,595
Debt, net	(1,421,681)	(1,486,090)	(1,025,160)	(1,082,333)

(1)	Excludes loans related to Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, as discussed in Note 2, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2013.

At December 31, 2013. these amounts were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	98,033	98,033	Other loans
Equity investments	3,300	3,300	Other assets

	$201,333	$201,333

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate

(which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a lack of marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2013.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(320)
- 100 basis points	320

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2013 or 2012. To date, we have not received any distribution payments from our equity investment in Ernest.

11.	Discontinued Operations

As more fully discussed in Note 3 under the heading “Disposals”, we sold three properties in 2013, five properties in 2012, and two properties in 2011. We have classified current and prior year activity related to these transactions, along with the related operating results of the facilities prior to these transactions taking place, as discontinued operations. In addition, we have reclassified the related real estate assets to Real Estate Held for Sale in all prior periods. Real estate held for sale of $25.5 million in 2012 includes $1.9 million of land, $26.7 million of building, $0.8 million of intangible lease assets, $3.5 million of accumulated depreciation, $0.4 million of accumulated amortization.

The following table presents the results of discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands except per share/unit amounts):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$988	$3,470	$14,531
Gain on sale	7,659	16,369	5,431
Income from discontinued operations	7,914	17,207	14,594
Income from discontinued operations — diluted per share/unit	$0.05	$0.13	$0.12

12. Quarterly Financial Data (unaudited)

As disclosed in Note 11, we sold properties during 2013 resulting in the reclassification of those properties current and prior year results to discontinued operations. The quarterly data presented below reflects these reclassifications.

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2013 Ended
	March 31	June 30	September 30	December 31
Revenues	$57,614	$57,124	$60,106	$67,679
Income from continuing operations	25,570	25,031	25,391	13,309
Income from discontinued operations	640	2,374	312	4,588
Net income	26,210	27,405	25,703	17,897
Net income attributable to MPT common stockholders	26,156	27,348	25,648	17,839
Net income attributable to MPT common stockholders per share — basic	$0.19	$0.18	$0.16	$0.11
Weighted average shares outstanding — basic	140,347	149,509	154,758	161,143
Net income attributable to MPT common stockholders per share — diluted	$0.18	$0.18	$0.16	$0.11
Weighted average shares outstanding — diluted	141,526	151,056	155,969	161,840

	For the Three Month Periods in 2012 Ended
	March 31	June 30	September 30	December 31
Revenues	$40,455	$48,569	$52,504	$56,597
Income (loss) from continuing operations	8,294	18,718	22,594	23,264
Income from discontinued operations	2,312	642	8,914	5,339
Net income	10,606	19,360	31,508	28,603
Net income attributable to MPT common stockholders	10,564	19,316	31,464	28,556
Net income attributable to MPT common stockholders per share — basic	$0.08	$0.14	$0.23	$0.21
Weighted average shares outstanding — basic	124,906	134,715	134,781	134,923
Net income attributable to MPT common stockholders per share — diluted	$0.08	$0.14	$0.23	$0.21
Weighted average shares outstanding — diluted	124,906	134,715	134,782	134,930

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2013 Ended
	March 31	June 30	September 30	December 31
Revenues	$57,614	$57,124	$60,106	$67,679
Income from continuing operations	25,570	25,031	25,391	13,309
Income from discontinued operations	640	2,374	312	4,588
Net income	26,210	27,405	25,703	17,897
Net income attributable to MPT Operating Partnership partners	26,156	27,348	25,648	17,839
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.19	$0.18	$0.16	$0.11
Weighted average units outstanding — basic	140,347	149,509	154,758	161,143
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.18	$0.18	$0.16	$0.11
Weighted average units outstanding — diluted	141,526	151,056	155,969	161,840

	For the Three Month Periods in 2012 Ended
	March 31	June 30	September 30	December 31
Revenues	$40,455	$48,569	$52,504	$56,597
Income from continuing operations	8,294	18,718	22,594	23,264
Income from discontinued operations	2,312	642	8,914	5,339
Net income	10,606	19,360	31,508	28,603
Net income attributable to MPT Operating Partnership partners	10,564	19,316	31,464	28,556
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.08	$0.14	$0.23	$0.21
Weighted average units outstanding — basic	124,906	134,715	134,781	134,923
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.08	$0.14	$0.23	$0.21
Weighted average units outstanding — diluted	124,906	134,715	134,782	134,930

13.	Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011, 2012, and 2013 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuer”), (c) on a combined basis, the guarantors of our 2011, 2012 and 2013 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The guarantees by the Subsidiary Guarantors may be released and discharged upon: (1) any sale, exchange or transfer of all of the capital stock of a Subsidiary Guarantor; (2) the merger or consolidation of a Subsidiary Guarantor with a Subsidiary Issuer or any other Subsidiary Guarantor; (3) the proper designation of any Subsidiary Guarantor by the Subsidiary Issuers as “unrestricted” for covenant purposes under the indenture governing the 2011, 2012, and 2013 Senior Unsecured Notes; (4) the legal defeasance or covenant defeasance or satisfaction and discharge of the indenture; (5) a liquidation or dissolution of a Subsidiary Guarantor permitted under the indenture governing the 2011, 2012 and 2013 Senior Unsecured Notes; or (6) the release or discharge of the Subsidiary Guarantor from its guarantee obligations under our revolving credit facility.

Subsequent to December 31, 2012, certain of our subsidiaries were re-designated as non-guarantors of our 2011, 2012 and 2013 Senior Unsecured Notes, as the underlying properties were sold in 2013 (such subsidiaries were guarantors prior to 2013). With these re-designations, we have restated the 2012 and 2011 consolidating financial information below to reflect these changes.

In the second quarter of 2013, we revised our condensed consolidating balance sheets as of December 31, 2012 and 2011 to adjust negative net intercompany receivables (payable) balances from Total Assets to Total Liabilities. The impact of this revision was to increase total assets (and, correspondingly increase total liabilities) as of December 31, 2012 for Subsidiary Guarantors by $997.2 million and also to increase total assets (and, correspondingly increase total liabilities) for Non-Guarantor Subsidiaries by $404.1 million with an offset to Eliminations. In addition, we revised our condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 to adjust the classification of cash flows related to intercompany transactions. For the year ended December 31, 2012, these adjustments had the effect of a) increasing net cash provided by investing activities and decreasing net cash provided by financing activities for the Parent and Subsidiary Issuers by $129.4 million and $501.8 million, respectively, and b) decreasing net cash provided by investing activities and increasing net cash provided by financing activities for the Subsidiary Guarantors and the Non-Guarantor Subsidiaries by $365.8 million and $136.1 million, respectively, with an offset to Eliminations. For the year ended December 31, 2011, these adjustments had the effect of a) increasing net cash provided by investing activities and decreasing net cash provided by financing activities for the Subsidiary Issuers and Non-Guarantor Subsidiaries by $92.1 million and $22.4 million, respectively, and b) decreasing net cash provided by investing activities and increasing net cash provided by financing activities for the Parent and Subsidiary Guarantors by $89.6 million and $114.2 million, respectively, with an offset to Eliminations. These revisions are not material to the related financial statements for any prior periods and had no impact on our consolidated balance sheet or consolidated statement of cash flows. As prior period financial information is presented in future filings, we will similarly revise the condensed consolidating statements of cash flows for comparative periods presented in future filings.

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,795,084	$70,371	$—	$1,865,455
Net investment in direct financing leases	—	—	212,543	218,481	—	431,024
Mortgage loans	—	—	268,650	120,000	—	388,650

Gross investment in real estate assets	—	—	2,276,277	408,852	—	2,685,129
Accumulated depreciation and amortization	—	—	(151,624)	(8,152)	—	(159,776)

Net investment in real estate assets	—	—	2,124,653	400,700	—	2,525,353
Cash and cash equivalents	—	18,815	27,094	70	—	45,979
Interest and rent receivables	—	336	31,324	26,839	—	58,499
Straight-line rent receivables	—	—	37,015	8,814	—	45,829
Other loans	—	178	1,100	159,712	—	160,990
Net intercompany receivable	35,363	1,907,474	—	—	(1,942,837)	—
Investment in subsidiaries	1,344,598	825,153	42,407	—	(2,212,158)	—
Other assets	—	37,311	1,168	29,441	—	67,920

Total Assets	$1,379,961	$2,789,267	$2,264,761	$625,576	$(4,154,995)	$2,904,570

Liabilities and Equity
Liabilities
Debt, net	$—	$1,407,733	$—	$13,948	$—	$1,421,681
Accounts payable and accrued expenses	35,753	36,887	20,367	1,304	—	94,311
Net intercompany payable	—	—	1,538,934	403,903	(1,942,837)	—
Deferred revenue	—	49	17,772	5,966	—	23,787
Lease deposits and other obligations to tenants	—	—	17,964	2,619	—	20,583

Total liabilities	35,753	1,444,669	1,595,037	427,740	(1,942,837)	1,560,362

Total Equity	1,344,208	1,344,598	669,724	197,836	(2,212,158)	1,344,208

Total Liabilities and Equity	$1,379,961	$2,789,267	$2,264,761	$625,576	$(4,154,995)	$2,904,570

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$124,651	$20,028	$(12,101)	$132,578
Straight-line rent	—	—	8,438	2,268	—	10,706
Income from direct financing leases	—	—	38,522	22,577	(20,269)	40,830
Interest and fee income	—	21,797	38,696	29,834	(31,918)	58,409

Total revenues	—	21,797	210,307	74,707	(64,288)	242,523
Expenses
Real estate depreciation and amortization	—	—	35,277	1,701	—	36,978
Property-related	—	601	1,356	32,863	(32,370)	2,450
Acquisition expenses	—	7,356	12,138	—	—	19,494
General and administrative	—	29,033	375	655	—	30,063

Total operating expenses	—	36,990	49,146	35,219	(32,370)	88,985

Operating income	—	(15,193)	161,161	39,488	(31,918)	153,538
Other income (expense)
Interest and other (expense) income	—	(110)	—	(209)	—	(319)
Earnings from equity and other interests	—	—	948	2,606	—	3,554
Interest expense	—	(67,484)	(1,912)	(29,268)	31,918	(66,746)
Income tax expense	—	—	(158)	(568)	—	(726)

Net other expense	—	(67,594)	(1,122)	(27,439)	31,918	(64,237)

Income (loss) from continuing operations	—	(82,787)	160,039	12,049	—	89,301
Income (loss) from discontinued operations	—	—	(4)	7,918	—	7,914

Equity in earnings of consolidated subsidiaries net of income taxes	97,215	180,002	4,477	—	(281,694)	—

Net income (loss)	97,215	97,215	164,512	19,967	(281,694)	97,215
Net income (loss) attributable to non-controlling interests	(224)	(224)	—	—	224	(224)

Net income attributable to MPT common stockholders	$96,991	$96,991	$164,512	$19,967	$(281,470)	$96,991

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$97,215	$97,215	$164,512	$19,967	$(281,694)	$97,215
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	3,474	3,474	—	—	(3,474)	3,474
Foreign currency translation gain (loss)	67	67	—	—	(67)	67

Total comprehensive income	100,756	100,756	164,512	19,967	(285,235)	100,756
Comprehensive income attributable to non-controlling interests	(224)	(224)	—	—	224	(224)

Comprehensive income attributable to MPT common stockholders	$100,532	$100,532	$164,512	$19,967	($285,011)	$100,532

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$4	$(53,846)	$196,883	$(2,240)	$—	$140,801
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(619,092)	(35,830)	—	(654,922)
Net proceeds from sales of real estate	—	—	—	32,409	—	32,409
Principal received on loans receivable	—	—	—	7,249	—	7,249
Investments in loans receivable	—	—	(1,100)	(2,646)	—	(3,746)
Construction in progress and other	—	136	(94,737)	1,034	—	(93,567)

Net cash provided by (used in) investing activities	—	136	(714,929)	2,216	—	(712,577)

Financing Activities
Additions to term debt	—	424,580	—	—	—	424,580
Payments of term debt	—	(11,000)	—	(249)	—	(11,249)
Revolving credit facilities, net	—	(20,000)	—	—	—	(20,000)
Distributions paid	(120,038)	(120,309)	—	—	120,038	(120,309)
Lease deposits and other obligations to tenants	—	—	1,606	1,625	—	3,231
Net payments relating to intercompany financing	(193,297)	(539,776)	541,325	(1,545)	193,293	—
Proceeds from sale of common shares, net of offering costs	313,331	313,331	—	—	(313,331)	313,331
Debt issuance costs paid and other financing activities	—	(9,760)	—	—	—	(9,760)

Net cash provided by (used in) financing activities	(4)	37,066	542,931	(169)	—	579,824

Increase (decrease) in cash and cash equivalents for period	—	(16,644)	24,885	(193)	—	8,048
Effect of exchange rate changes	—	(24)	644	—	—	620
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$18,815	$27,094	$70	$—	$45,979

Condensed Consolidated Balance Sheets

December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$28	$1,185,265	$65,947	$—	$1,251,240
Real estate held for sale	—	—	—	25,537	—	25,537
Net investment in direct financing leases	—	—	110,155	204,257	—	314,412
Mortgage loans	—	—	268,650	100,000	—	368,650

Gross investment in real estate assets	—	28	1,564,070	395,741	—	1,959,839
Accumulated depreciation and amortization	—	—	(116,344)	(6,452)	—	(122,796)

Net investment in real estate assets	—	28	1,447,726	389,289	—	1,837,043
Cash and cash equivalents	—	35,483	1,565	263	—	37,311
Interest and rent receivables	—	212	29,150	15,927	—	45,289
Straight-line rent receivables	—	—	28,416	7,444	—	35,860
Other loans	—	177	—	159,066	—	159,243
Net intercompany receivable	27,393	1,373,941	—	—	(1,401,334)	—
Investment in subsidiaries	1,050,204	647,029	42,666	—	(1,739,899)	—
Other assets	—	31,097	1,522	31,521	—	64,140

Total Assets	$1,077,597	$2,087,967	$1,551,045	$603,510	$(3,141,233)	$2,178,886

Liabilities and Equity
Liabilities
Debt, net	$—	$1,010,962	$—	$14,198	$—	$1,025,160
Accounts payable and accrued expenses	27,783	26,658	10,492	1,028	—	65,961
Net intercompany payable	—	—	997,231	404,103	(1,401,334)	—
Deferred revenue	—	143	19,431	1,035	—	20,609
Lease deposits and other obligations to tenants	—	—	16,357	985	—	17,342

Total liabilities	27,783	1,037,763	1,043,511	421,349	(1,401,334)	1,129,072

Total Equity	1,049,814	1,050,204	507,534	182,161	(1,739,899)	1,049,814

Total Liabilities and Equity	$1,077,597	$2,087,967	$1,551,045	$603,510	$(3,141,233)	$2,178,886

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$112,573	$16,619	$(9,309)	$119,883
Straight-line rent	—	—	6,429	1,482	—	7,911
Income from direct financing leases	—	—	19,870	18,090	(16,232)	21,728
Interest and fee income	—	18,341	29,606	25,387	(24,731)	48,603

Total revenues	—	18,341	168,478	61,578	(50,272)	198,125
Expenses
Real estate depreciation and amortization	—	—	31,115	1,700	—	32,815
Property-related	—	495	816	25,707	(25,541)	1,477
Acquisition expenses	—	5,420	—	—	—	5,420
General and administrative	—	26,018	—	2,544	—	28,562

Total operating expenses	—	31,933	31,931	29,951	(25,541)	68,274

Operating income	—	(13,592)	136,547	31,627	(24,731)	129,851
Other income (expense)
Interest and other (expense) income	—	(69)	—	(1,593)	—	(1,662)
Earnings from equity and other interests	—	—	1,061	1,882	—	2,943
Interest expense	—	(58,729)	1,408	(25,653)	24,731	(58,243)
Income tax expense	—	—	—	(19)	—	(19)

Net other expense	—	(58,798)	2,469	(25,383)	24,731	(56,981)

Income (loss) from continuing operations	—	(72,390)	139,016	6,244	—	72,870
Income (loss) from discontinued operations	—	—	103	17,104	—	17,207

Equity in earnings of consolidated subsidiaries net of income taxes	90,077	162,467	4,481	—	(257,025)	—

Net income (loss)	90,077	90,077	143,600	23,348	(257,025)	90,077
Net income (loss) attributable to non-controlling interests	(177)	(177)	—	—	177	(177)

Net income attributable to MPT common stockholders	$89,900	$89,900	$143,600	$23,348	$(256,848)	$89,900

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$90,077	$90,077	$143,600	$23,348	$(257,025)	$90,077
Other comprehensive income:
Unrealized loss on interest rate swap	(251)	(251)	—	—	251	(251)

Total comprehensive income	89,826	89,826	143,600	23,348	(256,774)	89,826
Comprehensive income attributable to non-controlling interests	(177)	(177)	—	—	177	(177)

Comprehensive income attributable to MPT common stockholders	$89,649	$89,649	$143,600	$23,348	($256,597)	$89,649

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$57	$(61,002)	$165,454	$800	$—	$105,309

Investing Activities
Cash paid for acquisitions and other related investments	—	—	(420,500)	(200,990)	—	(621,490)
Net proceeds from sales of real estate	—	—	—	71,202	—	71,202
Principal received on loans receivable	—	—	5,491	5,440	—	10,931
Investments in loans receivable	—	—	—	(1,293)	—	(1,293)
Construction in progress and other	—	(578)	(66,467)	(9,433)	—	(76,478)

Net cash provided by (used in) investing activities	—	(578)	(481,476)	(135,074)	—	(617,128)

Financing Activities
Additions to term debt	—	300,000	—	—	—	300,000
Payments of term debt	—	—	—	(232)	—	(232)
Revolving credit facilities, net	—	75,000	(39,600)	—	—	35,400
Distributions paid	(103,684)	(103,952)	—	—	103,684	(103,952)
Lease deposits and other obligations to tenants	—	—	(10,031)	(1,405)	—	(11,436)
Net payments relating to intercompany financing	(129,421)	(501,839)	365,809	136,087	129,364	—
Proceeds from sale of common shares, net of offering costs	233,048	233,048	—	—	(233,048)	233,048
Debt issuance costs paid and other financing activities	—	(6,424)	—	—	—	(6,424)

Net cash provided by (used in) financing activities	(57)	(4,167)	316,178	134,450	—	446,404

Increase (decrease) in cash and cash equivalents for period	—	(65,747)	156	176	—	(65,415)
Cash and cash equivalents at beginning of period	—	101,230	1,409	87	—	102,726

Cash and cash equivalents at end of period	$—	$35,483	$1,565	$263	$—	$37,311

Condensed Consolidated Statements of Income

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$99,494	$9,286	$(3,092)	$105,688
Straight-line rent	—	—	3,515	1,762	—	5,277
Interest and fee income	—	6,124	17,543	3,926	(6,236)	21,357

Total revenues	—	6,124	120,552	14,974	(9,328)	132,322
Expenses
Real estate depreciation and amortization	—	—	28,489	1,658	—	30,147
Property-related	—	217	458	3,141	(3,092)	724
Acquisition expenses	—	3,713	—	471	—	4,184
General and administrative	17	23,914	—	3,160	—	27,091

Total operating expenses	17	27,844	28,947	8,430	(3,092)	62,146

Operating income	(17)	(21,720)	91,605	6,544	(6,236)	70,176
Other income (expense)
Interest and other (expense) income	—	26	2	(10)	—	18
Earnings from equity and other interests	—	—	345	(267)	—	78
Debt refinancing costs	—	(14,109)	(105)	—	—	(14,214)
Interest expense	—	(43,063)	139	(7,122)	6,236	(43,810)
Income tax expense	—	—	—	(128)	—	(128)

Net other expense	—	(57,146)	381	(7,527)	6,236	(58,056)

Income (loss) from continuing operations	(17)	(78,866)	91,986	(983)	—	12,120
Income (loss) from discontinued operations	—	—	(1,969)	16,563	—	14,594

Equity in earnings of consolidated subsidiaries net of income taxes	26,731	105,597	4,578	—	(136,906)	—

Net income	26,714	26,731	94,595	15,580	(136,906)	26,714
Net income attributable to non-controlling interests	(178)	(178)	—	—	178	(178)

Net income attributable to MPT common stockholders	$26,536	$26,553	$94,595	$15,580	$(136,728)	$26,536

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$26,714	$26,731	$94,595	$15,580	$(136,906)	$26,714
Other comprehensive income:
Unrealized loss on interest rate swap	(8,590)	(8,590)	—	—	8,590	(8,590)

Total comprehensive income	18,124	18,141	94,595	15,580	(128,316)	18,124
Comprehensive income attributable to non-controlling interests	(178)	(178)	—	—	178	(178)

Comprehensive income attributable to MPT common stockholders	$17,946	$17,963	$94,595	$15,580	$(128,138)	$17,946

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(209)	$(48,779)	$109,329	$18,929	$—	$79,270
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(241,626)	(37,337)	—	(278,963)
Net proceeds from sales of real estate	—	—	—	41,130	—	41,130
Principal received on loans receivable	—	—	230	4,059	—	4,289
Investments in loans receivable	—	—	(230)	(631)	—	(861)
Construction in progress and other	—	(6,466)	(24,081)	(669)	—	(31,216)

Net cash provided by (used in) investing activities	—	(6,466)	(265,707)	6,552	—	(265,621)
Financing Activities
Additions to term debt	—	450,000	—	—	—	450,000
Payments of term debt	—	(237,666)	(8,433)	(163)	—	(246,262)
Revolving credit facilities, net	—	50,000	39,600	—	—	89,600
Distributions paid	(89,342)	(89,601)	—	—	89,342	(89,601)
Lease deposits and other obligations to tenants	—	—	10,986	(2,365)	—	8,621
Net payments relating to intercompany financing	89,551	(92,052)	114,247	(22,404)	(89,342)	—
Debt issuance costs paid and other financing activities	—	(21,028)	—	(661)	—	(21,689)

Net cash provided by (used in) financing activities	209	59,653	156,400	(25,593)	—	190,669

Increase (decrease) in cash and cash equivalents for period	—	4,408	22	(112)	—	4,318
Cash and cash equivalents at beginning of period	—	96,822	1,387	199	—	98,408

Cash and cash equivalents at end of period	$—	$101,230	$1,409	$87	$—	$102,726

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Medical Properties Trust, Inc. Management’s Report on Internal Control over Financial Reporting

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (1992). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2013, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

MPT Operating Partnership, L.P. Management’s Report on Internal Control over Financial Reporting

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (1992). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2013, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2014.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2014.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2014.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	57
MPT Operating Partnership, L.P.	58

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2013 and 2012	59
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	60
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011	61
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	63

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2013 and 2012	64
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	65
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011	66
Consolidated Statements of Capital for the Years Ended December 31, 2013, 2012 and 2011	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011	68

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	69
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	123
Schedule III — Real Estate and Accumulated Depreciation	124
Schedule IV — Mortgage Loans on Real Estate	127

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.17(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.21	Not used

10.22(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.35(21)	Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto.

10.36(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.37(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1(26)	Statement re Computation of Ratios

21.1(26)	Subsidiaries of Medical Properties Trust, Inc.

23.1(26)	Consent of PricewaterhouseCoopers LLP

31.1(26)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(26)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(26)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(26)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Reserved.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on March 15, 2012.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Filed herewith.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Financial and Accounting Officer)

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 3, 2014

/s/ G. Steven Dawson G. Steven Dawson	Director	March 3, 2014

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	March 3, 2014

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 3, 2014

/s/ William G. McKenzie William G. McKenzie	Director	March 3, 2014

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 3, 2014

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2013

		Additions		Deduction,
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Writeoffs(1)	Balance at End of Year(1)
	(In thousands)
2013	$34,769	$9,397	(2)	$(2,593)	$41,573

2012	$32,618	$4,540	(4)	$(2,389)	$34,769

2011	$23,926	$8,692	(3)	$ (—)	$32,618

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes $4.8 million and $2.7 million in rent and interest reserves, respectively, related to our Monroe properties along with $1.9 million to fully reserve for the net deferred tax asset of certain German subsidiaries.
(3)	Includes $3.7 million and $2.9 million in rent and interest reserves, respectively, related to our Denham Springs and Monroe properties and $2.1 million to fully reserve for the net deferred tax asset of one of our taxable REIT subsidiaries.
(4)	Includes $1.6 million and $2.9 million in rent and interest reserves, respectively, related to our Monroe properties.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2013

Location	Type of Property	Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2013			Accumu- lated Depreci- ation	Encum- brances	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)

		Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total
	(Amounts in thousands)
Baden-Wurttemburg, Germany	Rehabilitation hospital	$—	$11,968	$—	$—	$—	$11,968	$11,968	$29	—	1994	November 29, 2013	40
Saxony, Germany	Rehabilitation hospital	471	25,956	—	—	471	25,956	26,427	73	—	1996	November 29, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	4,017	18,989	—	—	4,017	18,989	23,006	48	—	1960	November 29, 2013	40
Brandenburg, Germany	Rehabilitation hospital	438	22,615	—	—	438	22,615	23,053	68	—	1994	November 29, 2013	40
Hesse, Germany	Rehabilitation hospital	116	6,625	—	—	116	6,625	6,741	19	—	1981	November 29, 2013	40
Hesse, Germany	Rehabilitation hospital	3,894	18,730	—	—	3,894	18,730	22,624	53	—	1977	November 29, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	—	37,579	—	—	—	37,579	37,579	103	—	1992	November 29, 2013	40
Saxony, Germany	Rehabilitation hospital	682	18,907	—	—	682	18,907	19,589	48	—	1904, 1995	November 29, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	921	8,281	—	—	921	8,281	9,202	21	—	1980	November 29, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	7,382	20,382	—	—	7,382	20,382	27,764	67	—	1930	November 29, 2013	40
Baden-Wurttemburg, Germany	Rehabilitation hospital	4,327	7,372	—	—	4,327	7,372	11,699	25	—	1986	November 29, 2013	40
Little Elm, TX	Acute care general hospital	1,241	2,963	—	—	1,241	2,963	4,204	6	—	2013	December 1, 2013	40
Port Arthur, TX	Acute care general hospital	2,178	74,225	—	—	2,178	74,225	76,403	464	—	2005	September 26, 2013	40
West Monroe, LA	Acute care general hospital	10,555	71,429	—	—	10,555	71,429	81,984	449	—	1962	September 26, 2013	40
Hausman, TX	Acute care general hospital	1,500	8,958	—	—	1,500	8,958	10,458	169	—	2013	March 1, 2013	40
Lafayette, IN	Rehabilitation hospital	800	14,968	—	—	800	14,968	15,768	328	—	2013	February 1, 2013	40
Mesa, AZ	Acute care general hospital	3,875	101,248	—	—	3,875	101,248	105,123	633	—	2007	September 26, 2013	40
Overlook, TX	Acute care general hospital	2,452	9,666	—	—	2,452	9,666	12,118	203	—	2012	February 1, 2013	40
Post Falls, ID	Rehabilitation hospital	417	12,175	—	—	417	12,175	12,592	25	—	2013	December 31, 2013	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	145	—	2013	August 1, 2013	40
Victoria, TX	Rehabilitation hospital	—	9,355	—	—	—	9,355	9,355	—	—	2013	December 31, 2013	40
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	2,200	—	1984	June 9, 2005	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,361	1,629	22,684	24,313	4,621	—	1991	June 30, 2005	40
Bloomington, IN	Acute care general hospital	2,457	31,209	—	408	2,576	31,498	34,074	5,800	—	2006	August 8, 2006	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	2,481	—	2006	September 5, 2006	40
La Palma, CA	Acute care general hospital	937	10,907	—	3	937	10,910	11,847	1,954	—	1971	November 8, 2006	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	3,910	—	1964	November 8, 2006	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	1,655	—	2002	December 1, 2006	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	1,275	—	1998	December 1, 2006	40

Houston, TX	Acute care general hospital	4,757	56,238	—	1,259	5,464	56,790	62,254	10,006	41,200	2006	December 1, 2006	40
Bensalem, PA	Acute care general hospital	6,911	38,185	—	(353)	6,911	37,832	44,743	6,602	—	2006	March 19, 2007	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	3,356	—	1964	April 18, 2007	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	2,619	—	1964	May 9, 2007	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	8,653	—	1974	August 10, 2007	40
Houston, TX	Acute care general hospital	3,501	34,530	7,433	12,468	3,274	54,658	57,932	4,948	—	1960	August 10, 2007	40
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	2,268	—	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	2,559	—	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	1,047	—	1975	April 22, 2008	10
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	2,814	—	1982	April 1, 2008	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	1,243	—	1956	May 22, 2008	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	1,043	—	1974	April 22, 2008	10
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	3,114	—	1985	April 22, 2008	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	1,385	—	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,007	—	1982	November 25, 2008	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	5,913	—	2002	April 1, 2008	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	748	—	1979	April 22, 2008	10
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	1,254	—	2006	July 1, 2008	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	8,278	—	1980	April 22, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	5,493	—	1980	April 22, 2008	40
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	586	—	1979	April 22, 2008	10
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	874	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	650	—	1979	November 25, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	1,475	—	1976	April 22, 2008	10
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	351	—	1979	April 22, 2008	10
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	2,641	8,678	1992	April 4, 2008	40
Addison, TX	Rehabilitation hospital	2,013	22,531	—	—	2,013	22,531	24,544	1,971	—	2008	June 17, 2010	40
Shenandoah, TX	Rehabilitation hospital	2,033	21,943	—	—	2,033	21,943	23,976	1,920	—	2008	June 17, 2010	40
Richardson, TX	Rehabilitation hospital	2,219	17,419	—	—	2,219	17,419	19,638	1,524	—	2008	June 17, 2010	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	3,897	—	1980	September 17, 2010	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	2,531	—	2004	December 21, 2010	40
Tomball, TX	Long term acute care hospital	1,298	23,982	—	—	1,298	23,982	25,280	1,799	—	2005	December 21, 2010	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	1,166	—	2005	January 4, 2011	40
Corinth, TX	Long term acute care hospital	1,288	21,175	313	—	1,601	21,175	22,776	1,570	—	2008	January 31, 2011	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	7,510	—	1918	February 4, 2011	20
San Diego, CA	Acute care general hospital	12,663	52,432	—	—	12,663	52,432	65,095	3,823	—	1973	February 9, 2011	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	1,253	—	2007	February 14, 2011	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	655	—	2008	July 18, 2011	40
New Braunfels, TX	Long term acute care hospital	1,100	7,883	—	—	1,100	7,883	8,983	443	—	2007	September 30, 2011	40

Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	4,730	—	1863	November 4, 2011	20
Florence, AZ	Acute care general hospital	900	28,462	—	—	900	28,462	29,362	1,236	—	2012	November 4, 2010	40
Hammond, LA	Long term acute care hospital	519	8,941	—	—	519	8,941	9,460	242	—	2003	December 14, 2012	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,249	5,879	8,128	166	—	2012	October 14, 2011	40

		$151,814	$1,547,919	$7,832	$25,629	$154,858	$1,578,336	$1,733,194	$144,235	$49,878

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset, investment in direct financing leases, and mortgage loans for the years ended (in thousands):

	December 31, 2013	December 31, 2012		December 31, 2011
COST
Balance at beginning of period	$1,189,552	$1,191,096		$990,635
Acquisitions	483,162	9,460		240,474
Transfers from construction in progress	81,347	37,174		—
Additions	7,749	19,971		1,011
Dispositions	(28,616)	(68,149)		(40,460)
Other	—	—		(564)

Balance at end of period	$1,733,194	$1,189,552	(3)	$1,191,096 (1)

The changes in accumulated depreciation including real estate assets held for sale for the years ended (in thousands):

	December 31, 2013	December 31, 2012		December 31, 2011
ACCUMULATED DEPRECIATION
Balance at beginning of period	$114,399	$93,430		$68,662
Depreciation	33,349	31,026		29,523
Depreciation on disposed property	(3,513)	(10,057)		(4,755)

Balance at end of period	$144,235	$114,399	(4)	$93,430	(2)

(1)	Includes real estate cost included in real estate held for sale of $96,766 at December 31, 2011. Excludes intangible lease assets that are included in real estate held for sale of $3,012 for 2011.
(2)	Includes accumulated depreciation in real estate held for sale of $11,807 for 2011. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $1,949 for 2011.
(3)	Includes real estate cost included in real estate held for sale of $28,617 at December 31, 2012. Excludes intangible lease assets that are included in real estate held for sale of $858 for 2012.
(4)	Includes in accumulated depreciation in real estate held for sale of $3,511 for 2012. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $426 for 2012.
(5)	The aggregate cost for federal income tax purposes is $2,155,240.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	10.7%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	11.3%	2022		(1)	20,000	20,000	(2)
Chino Valley Medical Center	10.7%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	10.3%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	9.2%	2032		(1)	100,000	100,000	(2)
Centinela Hospital Medical Center	10.5%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	11.0%	2024		(1)	20,000	20,000	(2)
Denham Springs LTACH	6.0%	2014		(1)	3,650	3,650	(2)

					$388,650	$388,650

(1)	There were no prior liens on loans as of December 31, 2013.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for Federal income tax purposes is $388,650.
(4)	Mortgage loans on four properties.

Changes in mortgage loans for the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollar amounts in thousands)
Balance at beginning of year	$368,650	$165,000	$165,000
Additions during year:
New mortgage loans and additional advances on existing loans	20,000	203,650	—

	388,650	368,650	165,000

Deductions during year:
Collection of principal	—	—	—

	—	—	—

Balance at end of year	$388,650	$368,650	$165,000

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., Registrant, MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.27(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(18)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9	Not used

10.10(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.12(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.14(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

Exhibit Number	Exhibit Title

10.17(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.18(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.19(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.21	Not used

10.22(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.25(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.26(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.27(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.28(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.29(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.30(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.31(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.32(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2009

10.34(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.35(21)	Term Loan Agreement, dated as of March 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the several lenders from time to time parties thereto.

10.36(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.37(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1(26)	Statement re Computation of Ratios

21.1(26)	Subsidiaries of Medical Properties Trust, Inc.

23.1(26)	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Exhibit Title

31.1(26)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2(26)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3(26)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4(26)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc. Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Medical Properties Trust, Inc. definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.

(12)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Reserved.
(14)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Medical Properties Trust, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Medical Properties Trust, Inc. annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Medical Properties Trust, Inc. annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Medical Properties Trust, Inc. current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on March 15, 2012.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Filed herewith.