Form 10-Q
period 2014-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2014-05-12
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-32559

MEDICAL PROPERTIES TRUST, INC.

MPT OPERATING PARTNERSHIP, L.P.

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-0191742
DELAWARE	20-0242069
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (MPT Operatnig Partnership, L.P. only) (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2014, Medical Properties Trust, Inc. had 172,441,948 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,008,422	$1,865,455
Mortgage loans	388,650	388,650
Net investment in direct financing leases	432,657	431,024

Gross investment in real estate assets	2,829,729	2,685,129
Accumulated depreciation and amortization	(173,475)	(159,776)

Net investment in real estate assets	2,656,254	2,525,353
Cash and cash equivalents	50,309	45,979
Interest and rent receivables	63,174	58,499
Straight-line rent receivables	48,023	45,829
Other loans	141,552	160,990
Other assets	67,280	67,920

Total Assets	$3,026,592	$2,904,570

Liabilities and Equity
Liabilities
Debt, net	$1,472,045	$1,421,681
Accounts payable and accrued expenses	74,184	94,311
Deferred revenue	25,419	23,787
Lease deposits and other obligations to tenants	23,964	20,583

Total liabilities	1,595,612	1,560,362
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 170,213 shares at March 31, 2014, and 161,310 shares at December 31, 2013	170	161
Additional paid in capital	1,732,916	1,618,054
Distributions in excess of net income	(293,596)	(264,804)
Accumulated other comprehensive loss	(8,248)	(8,941)
Treasury shares, at cost	(262)	(262)

Total Equity	1,430,980	1,344,208

Total Liabilities and Equity	$3,026,592	$2,904,570

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenues
Rent billed	$42,957	$31,499
Straight-line rent	2,148	2,651
Income from direct financing leases	12,215	8,756
Interest and fee income	15,769	14,707

Total revenues	73,089	57,613
Expenses
Real estate depreciation and amortization	13,690	8,469
Loan impairment charge	20,496	—
Property-related	738	409
General and administrative	8,959	7,766
Acquisition expenses	512	191

Total operating expenses	44,395	16,835

Operating income	28,694	40,778
Other income (expense)
Other income (expense)	(50)	(225)
Earnings from equity and other interests	220	492
Interest expense	(21,612)	(15,424)
Income tax benefit (expense)	57	(52)

Net other expense	(21,385)	(15,209)

Income from continuing operations	7,309	25,569
Income (loss) from discontinued operations	(2)	641

Net income	7,307	26,210
Net income attributable to non-controlling interests	(66)	(54)

Net income attributable to MPT common stockholders	$7,241	$26,156

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.04	$0.18
Income from discontinued operations attributable to MPT common stockholders	—	0.01

Net income attributable to MPT common stockholders	$0.04	$0.19

Weighted average shares outstanding — basic	163,973	140,347

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.04	$0.18
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.04	$0.18

Weighted average shares outstanding — diluted	164,549	141,526

Dividends declared per common share	$0.21	$0.20

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$7,307	$26,210
Other comprehensive income:
Unrealized gain on interest rate swap	721	827
Foreign currency translation loss	(28)	—

Total comprehensive income	8,000	27,037
Comprehensive income attributable to non-controlling interests	(66)	(54)

Comprehensive income attributable to MPT common stockholders	$7,934	$26,983

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net income	$7,307	$26,210
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,972	8,929
Direct financing lease accretion	(1,604)	(1,232)
Straight-line rent revenue	(3,099)	(2,661)
Straight-line rent write-off	950	—
Provision for uncollectible loans	20,354	—
Share-based compensation	2,287	1,919
Amortization and write-off of deferred financing costs and debt discount	1,049	897
Other adjustments	1,381	(673)
Changes in:
Accounts payable and accrued liabilities	(19,641)	(1,788)
Interest and rent receivable	(4,674)	(4,550)

Net cash provided by operating activities	18,282	27,051
Investing activities
Cash paid for acquisitions and other related investments	(115,000)	—
Principal received on loans receivable	1,469	2,090
Investment in loans receivable	(2,385)	(800)
Construction in progress and other	(27,925)	(13,526)

Net cash used for investing activities	(143,841)	(12,236)
Financing activities
Revolving credit facilities, net	50,000	(125,000)
Payments of term debt	(68)	(64)
Distributions paid	(35,778)	(27,786)
Proceeds from sale of common shares, net of offering costs	112,583	172,914
Lease deposits and other obligations to tenants	3,380	3,549
Debt issuance costs paid and other financing activities	(241)	(64)

Net cash provided by financing activities	129,876	23,549

Increase in cash and cash equivalents for period	4,317	38,364
Effect of exchange rate changes	13	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$50,309	$75,675

Interest paid	$22,613	$10,162
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,032	$30,060

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,008,422	$1,865,455
Mortgage loans	388,650	388,650
Net investment in direct financing leases	432,657	431,024

Gross investment in real estate assets	2,829,729	2,685,129
Accumulated depreciation and amortization	(173,475)	(159,776)

Net investment in real estate assets	2,656,254	2,525,353
Cash and cash equivalents	50,309	45,979
Interest and rent receivables	63,174	58,499
Straight-line rent receivables	48,023	45,829
Other loans	141,552	160,990
Other assets	67,280	67,920

Total Assets	$3,026,592	$2,904,570

Liabilities and Capital
Liabilities
Debt, net	$1,472,045	$1,421,681
Accounts payable and accrued expenses	38,274	58,559
Deferred revenue	25,419	23,787
Lease deposits and other obligations to tenants	23,964	20,583
Payable due to Medical Properties Trust, Inc.	35,520	35,362

Total liabilities	1,595,222	1,559,972
Capital
General Partner — issued and outstanding — 1,697 units at March 31, 2014 and 1,608 units at December 31, 2013	14,403	13,541
Limited Partners:
Common units — issued and outstanding — 168,516 units at March 31, 2014 and 159,702 units at December 31, 2013	1,425,215	1,339,998
LTIP units — issued and outstanding — 363 units at March 31, 2014 and 292 units at December 31, 2013	—	—
Accumulated other comprehensive loss	(8,248)	(8,941)

Total capital	1,431,370	1,344,598

Total Liabilities and Capital	$3,026,592	$2,904,570

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2014	2013
Revenues
Rent billed	$42,957	$31,499
Straight-line rent	2,148	2,651
Income from direct financing leases	12,215	8,756
Interest and fee income	15,769	14,707

Total revenues	73,089	57,613
Expenses
Real estate depreciation and amortization	13,690	8,469
Loan impairment charge	20,496	—
Property-related	738	409
General and administrative	8,959	7,766
Acquisition expenses	512	191

Total operating expenses	44,395	16,835

Operating income	28,694	40,778
Other income (expense)
Other income (expense)	(50)	(225)
Earnings from equity and other interests	220	492
Interest expense	(21,612)	(15,424)
Income tax benefit (expense)	57	(52)

Net other expense	(21,385)	(15,209)

Income from continuing operations	7,309	25,569
Income from discontinued operations	(2)	641

Net income	7,307	26,210
Net income attributable to non-controlling interests	(66)	(54)

Net income attributable to MPT Operating Partnership partners	$7,241	$26,156

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.04	$0.18
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.01

Net income attributable to MPT Operating Partnership partners	$0.04	$0.19

Weighted average units outstanding – basic	163,973	140,347

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.04	$0.18
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.04	$0.18

Weighted average units outstanding—diluted	164,549	141,526

Dividends declared per unit	$0.21	$0.20

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$7,307	$26,210
Other comprehensive income:
Unrealized gain on interest rate swap	721	827
Foreign currency translation loss	(28)	—

Total comprehensive income	8,000	27,037
Comprehensive income attributable to non-controlling interests	(66)	(54)

Comprehensive income attributable to MPT Operating Partnership partners	$7,934	$26,983

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net income	$7,307	$26,210
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,972	8,929
Direct financing lease accretion	(1,604)	(1,232)
Straight-line rent revenue	(3,099)	(2,661)
Straight-line rent write-off	950	—
Provision for uncollectible loans	20,354	—
Share-based compensation	2,287	1,919
Amortization and write-off of deferred financing costs and debt discount	1,049	897
Other adjustments	1,381	(673)
Changes in:
Interest and rent receivable	(19,641)	(4,550)
Accounts payable and accrued expenses	(4,674)	(1,788)

Net cash provided by operating activities	18,282	27,051
Investing activities
Cash paid for acquisitions and other related investments	(115,000)	—
Principal received on loans receivable	1,469	2,090
Investment in loans receivable	(2,385)	(800)
Construction in progress and other	(27,925)	(13,526)

Net cash used for investing activities	(143,841)	(12,236)
Financing activities
Revolving credit facilities, net	50,000	(125,000)
Payments of term debt	(68)	(64)
Distributions paid	(35,778)	(27,786)
Proceeds from sale of units, net of offering costs	112,583	172,914
Lease deposits and other obligations to tenants	3,380	3,549
Debt issuance costs paid and other financing activities	(241)	(64)

Net cash provided by financing activities	129,876	23,549

Increase in cash and cash equivalents for period	4,317	38,364
Effect of exchange rate changes	13	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$50,309	$75,675

Interest paid	$22,613	$10,162
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,032	$30,060

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing commercial real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist.

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are located in the United States and Europe—we made our first acquisition outside the United States in the fourth quarter of 2013.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there were no material changes to these policies, except as noted below with respect to discontinued operations.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2014 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

Recent Accounting Development: In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. We adopted ASU 2014-08 for the quarter ended March 31, 2014. The application of this guidance is prospective from the date of adoption and should result in our not generally having to reflect single property disposals as discontinued operations in the future.

Variable Interest Entities

At March 31, 2014, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$268,881	Mortgage and other loans	$210,523
Equity investments	$18,827	Other assets	$5,040

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of March 31, 2014, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

On March 31, 2014, we acquired a general acute care hospital and an adjacent parcel for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside. The facility was simultaneously leased back to the seller under a lease with a 15-year initial term with a 3-year extension option, followed by a further 12-year extension option at fair market value. The lease provides for consumer price-indexed annual rent increases, subject to a specified floor and ceiling. The lease includes a customary right of first refusal with respect to a subsequent proposed sale of the facility.

With this transaction, we acquired the following assets:

2014
Assets Acquired
Land	$8,515
Building	99,602
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	6,883

Total assets acquired	$115,000
Total liabilities assumed	—

Net assets acquired	$115,000

The purchase price allocation attributable to the facility acquired in the 2014 first quarter along with the facilities acquired from IASIS and RHM in the 2013 third and fourth quarters is preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, and if changes to our provisional purchase price allocation are needed, we will retrospectively adjust to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Development Activities

During the 2014 first quarter, we completed construction and began recording rental income on the following three facilities:

•	Northern Utah Rehabilitation Hospital – This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•	First Choice ER – Nacogdoches – This is a $5 million acute care facility located in San Antonio, Texas and is leased to First Choice ER pursuant to the master lease entered into in 2013.

•	First Choice ER – Alvin – This is a $5 million acute care facility located in Houston, Texas and is leased to First Choice ER pursuant to the master lease entered into in 2013.

In the first quarter of 2014, we began construction on 9 additional facilities pursuant to the master funding and development agreement with First Choice ER.

In regards to our Twelve Oaks facility, approximately 55% of this facility is being occupied, pursuant to a 15 year lease.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of March 31, 2014	Estimated Completion Date
Oakleaf Surgical Hospital	Altoona, WI	Acute Care Hospital	National Surgical Hospitals	$33,500	$22,780	3Q 2014
First Choice ER - Brodie	Austin, TX	Acute Care Hospital	First Choice ER, LLC	5,466	2,829	2Q 2014
First Choice ER - Briar Forest	Houston, TX	Acute Care Hospital	First Choice ER, LLC	5,844	1,595	3Q 2014
First Choice ER - Cedar Hill	Cedar Hill, TX	Acute Care Hospital	First Choice ER, LLC	5,769	1,710	3Q 2014
First Choice ER- Firestone	Firestone, CO	Acute Care Hospital	First Choice ER, LLC	5,173	1,699	3Q 2014
First Choice ER - Allen	Allen, TX	Acute Care Hospital	First Choice ER, LLC	6,187	2,042	3Q 2014
First Choice ER - Frisco	Frisco, TX	Acute Care Hospital	First Choice ER, LLC	5,893	2,060	3Q 2014
First Choice ER - Broomfield	Broomfield, CO	Acute Care Hospital	First Choice ER, LLC	5,238	1,118	3Q 2014
First Choice ER - Spring	Spring, TX	Acute Care Hospital	First Choice ER, LLC	5,804	1,804	3Q 2014
First Choice ER - North Gate	Colorado Springs, CO	Acute Care Hospital	First Choice ER, LLC	5,249	896	3Q 2014
First Choice ER - Fountain	Fountain, CO	Acute Care Hospital	First Choice ER, LLC	6,194	1,558	3Q 2014
First Choice ER - Missouri City (Sienna)	Houston, TX	Acute Care Hospital	First Choice ER, LLC	5,394	1,062	3Q 2014
First Choice ER - Pearland	Pearland, TX	Acute Care Hospital	First Choice ER, LLC	5,691	1,403	4Q 2014
First Choice ER - Thornton	Thornton, CO	Acute Care Hospital	First Choice ER, LLC	6,029	1,400	4Q 2014
First Choice - ER	Various	Acute Care Hospital	First Choice ER, LLC	10,615	—

				$118,046	$43,956

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 13 Ernest facilities and five Prime facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of March 31, 2014	As of December 31, 2013
Minimum lease payments receivable	$1,637,092	$1,647,567
Estimated residual values	211,888	211,863
Less: Unearned income	(1,416,323)	(1,428,406)

Net investment in direct financing leases	$432,657	$431,024

Monroe Facility

As of March 31, 2014 and December 31, 2013, our net investment (exclusive of the related real estate) in Monroe was as follows:

	As of March 31, 2014	As of December 31, 2013
Loans	$33,726	$31,341
Less: Loan impairment reserve	(32,354)	(12,000)
Loans, net	1,372	19,341

Interest, rent and other receivables*	20,992	20,972

Net investment	$22,364	$40,313

*	Includes approximately $ 6 million of interest receivables that are significantly more than 90 days past due

The operator of our Monroe facility has not made all payments required by the real estate lease agreement and working capital loan agreement, and we have deemed the loan to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and fully reserved for unbilled straight-line rent receivables as well. Since 2010, we have not recognized any interest income on the Monroe loan and have not recorded any unbilled rent revenue. In addition, we stopped recording billed rental revenue on April 1, 2013, until we begin receiving cash payments.

During the first quarter of 2014, we commenced and have recently executed a non-binding letter of intent with a third party with respect to a restructuring of our investment in the form of a new joint venture that would acquire the real estate of our Monroe facility and related assets in exchange for a combination of cash and promissory notes. We will also be entitled to additional cash, if any, generated from our share in the new joint venture’s operations (but not be liable to fund any losses or other cash needs) during its first five years of operations. While we expect the transaction to close during the second half of 2014, the transaction is contingent upon, among other things, the negotiation and execution of definitive agreements and the completion of satisfactory due diligence, and we cannot assure you that it will be consummated on the terms described above or at all. Based on these new developments and the current fair value of the loan’s underlying collateral (using Level 2 inputs), we believe an additional reserve on our loan is needed and as a result we recorded an approximate $20.5 million impairment charge in the 2014 first quarter. If the transaction is not completed as currently expected or if the terms of such anticipated transaction change, further impairment charges could be incurred.

Florence facility

On March 6, 2013, the tenant of our facility in Phoenix, Arizona filed for Chapter 11 bankruptcy; but continues to pay rent. We have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not made. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Florence of approximately $28 million at March 31, 2014, is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded an accrual charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. At March 31, 2014, we have $0.1 million of outstanding receivables, which we believe are collectible. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of approximately $14 million at March 31, 2014, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2014	As of December 31, 2013
Mortgage loans	$388,650	$388,650
Acquisition loans	103,016	103,266
Working capital and other loans	35,184	54,372
Convertible loan	3,352	3,352

	$530,202	$549,640

The decrease in our working capital and other loans is due to the $20 million impairment charge incurred on our Monroe loan during the 2014 first quarter – see Note 3 for further discussion.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At March 31, 2014, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended March 31, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 19.5% and 20.5% of total revenue, respectively. From an investment concentration perspective, Ernest represented 15.8% and 15.9% of our total assets at March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 29.1% and 31.4%, respectively, of total revenue. From an investment concentration perspective, Prime represented 23.5% and 24.5% of our total assets at March 31, 2014 and December 31, 2013, respectively.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of March 31, 2014.

From a geographic perspective, investments located in California represented 17.9% of our total assets at March 31, 2014, down from 18.7% at December 31, 2013. Investments located in Texas represented 22.0% of our total assets at March 31, 2014, down slightly from 22.7% at December 31, 2013. In addition, we further expanded our portfolio into Europe with the RHM portfolio acquisition in 2013, which represents less than 8% of total assets at March 31, 2014.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of March 31, 2014		As of December 31, 2013
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$155,000	Variable	$105,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,785		2,873

	352,785		352,873

2013 Senior Unsecured Notes (A)	275,380	5.75%	274,860	5.75%
Term loans	113,880	Various	113,948	Various

	$1,472,045		$1,421,681

(A)	These notes are Euro-denominated and reflect the exchange rate at March 31, 2014.

As of March 31, 2014, principal payments due on our debt (which exclude the effects of any premium recorded) are as follows (in thousands):

2014	$198
2015	155,283
2016	225,299
2017	320
2018	12,781
Thereafter	1,075,379

Total	$1,469,260

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $8.3 million and $9.0 million as of March 31, 2014 and December 31, 2013, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three month periods ended March 31, 2014 or 2013. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At March 31, 2014 and December 31, 2013, we had $4.5 million and $5.0 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2014, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our 2011, 2012 and 2013 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011, 2012 and 2013 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2014, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100.2 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During the 2014 first quarter, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.21 per share resulting in total proceeds, net of commission, of $12.3 million.

On February 28, 2013, we completed an offering of 12.7 million shares of our common stock (including 1.7 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $14.25 per share, resulting in net proceeds (after underwriting discount and expenses) of $172.9 million.

MPT Operating Partnership, L.P.

At March 31, 2014, the Company has a 99.8% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the three months ended March 31, 2014 and 2013, the partnership issued 8.6 million and 12.7 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 6,451,291 shares remain available for future stock awards as of March 31, 2014. We awarded the following during the 2014 and 2013 first quarters:

Time-based awards—We granted 338,484 and 258,736 shares in 2014 and 2013, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees were awarded 317,254 and 222,566 performance based awards in 2014 and 2013, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017 (for the 2013 awards) and December 31, 2018 (for the 2014 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards—We awarded 500,000 and 550,000 shares in 2014 and 2013, respectively, of multi-year performance-based awards to management. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our 2011, 2012 and 2013 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	March 31, 2014		December 31, 2013
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$63,174	$62,901	$58,499	$44,349
Loans (1)	332,419	348,495	351,607	358,277
Debt, net	(1,472,045)	(1,553,093)	(1,421,681)	(1,486,090)

(1)	Excludes loans related to the Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans.

At March 31, 2014, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	97,783	97,783	Other loans
Equity investments	3,300	3,300	Other assets

	$201,083	$201,083

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loan and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2014.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(344)
- 100 basis points	344

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first quarter of 2014.

8. Discontinued Operations

The following table presents the results of discontinued operations, which include the revenue and expenses of facilities disposed of in 2013, for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended March 31,
	2014	2013
Revenues	$—	$828
Income (loss)	(2)	641
Earnings per share/unit — diluted	$—	$—

9. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations	$7,309	$25,569
Non-controlling interests’ share in continuing operations	(66)	(54)
Participating securities’ share in earnings	(209)	(193)

Income from continuing operations, less participating securities’ share in earnings	7,034	25,322
Income (loss) from discontinued operations attributable to MPT common stockholders	(2)	641

Net income, less participating securities’ share in earnings	$7,032	$25,963

Denominator:
Basic weighted-average common shares	163,973	140,347
Dilutive potential common shares	576	1,179

Dilutive weighted-average common shares	164,549	141,526

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations	$7,309	$25,569
Non-controlling interests’ share in continuing operations	(66)	(54)
Participating securities’ share in earnings	(209)	(193)

Income from continuing operations, less participating securities’ share in earnings	7,034	25,322
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(2)	641

Net income, less participating securities’ share in earnings	$7,032	$25,963

Denominator:
Basic weighted-average units	163,973	140,347
Dilutive potential units	576	1,179

Diluted weighted-average units	164,549	141,526

10. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

On April 17, 2014, we completed a $300 million senior unsecured notes offering (“2014 Senior Unsecured Notes”). Interest on the Notes will be payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2014. The 2014 Senior Unsecured Notes will pay interest in cash at a rate of 5.50% per year. The Notes mature on May 1, 2024. We may redeem some or all of the 2014 Senior Unsecured Notes at any time prior to May 1, 2019 at a “make-whole” redemption price. On or after May 1, 2019, we may redeem some or all of the Notes at a premium that will decrease over time. In addition, at any time and from time to time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2014 Senior Unsecured Notes using the proceeds of one or more equity offerings. The 2014 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by certain subsidiary guarantors. In the event of a change of control, each holder of the 2014 Senior Unsecured Notes may require us to repurchase some or all of our 2014 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount of the 2014 Senior Unsecured Notes plus accrued and unpaid interest to the date of purchase.

12. Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011, 2012 and 2013 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuers”), (c) on a combined basis, the guarantors of our 2011, 2012 and 2013 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The guarantees by the Subsidiary Guarantors may be released and discharged upon: (1) any sale, exchange or transfer of all of the capital stock of a Subsidiary Guarantor; (2) the merger or consolidation of a Subsidiary Guarantor with a Subsidiary Issuer or any other Subsidiary Guarantor; (3) the proper designation of any Subsidiary Guarantor by the Subsidiary Issuers as “unrestricted” for covenant purposes under the indenture governing the 2011, 2012 and 2013 Senior Unsecured Notes; (4) the legal defeasance or covenant defeasance or satisfaction and discharge of the indenture; (5) a liquidation or dissolution of a Subsidiary Guarantor permitted under the indenture governing the 2011, 2012 and 2013 Senior Unsecured Notes; or (6) the release or discharge of the Subsidiary Guarantor from its guarantee obligations under our revolving credit facility.

Subsequent to March 31, 2013, certain of our subsidiaries were re-designated as non-guarantors of our 2011, 2012 and 2013 Senior Unsecured Notes as the underlying properties were sold in 2013. In addition, certain of our subsidiaries previously classified as non-guarantors are guarantors as of March 31, 2014. With these re-designations, we have restated the 2013 consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheets

March 31, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,940,880	$67,542	$—	$2,008,422
Net investment in direct financing leases	—	—	213,244	219,413		432,657
Mortgage loans	—	—	288,650	100,000	—	388,650

Gross investment in real estate assets	—	—	2,442,774	386,955	—	2,829,729
Accumulated depreciation and amortization	—	—	(164,898)	(8,577)	—	(173,475)

Net investment in real estate assets	—	—	2,277,876	378,378	—	2,656,254
Cash and cash equivalents	—	31,104	18,564	641	—	50,309
Interest and rent receivables	—	537	32,735	29,902	—	63,174
Straight-line rent receivables	—	—	38,416	9,607	—	48,023
Other loans	—	178	1,100	140,274	—	141,552
Net intercompany receivable	35,608	1,999,835	—	—	(2,035,443)	—
Investment in subsidiaries	1,431,370	851,636	42,326	—	(2,325,332)	—
Other assets	—	36,088	1,169	30,023	—	67,280

Total Assets	$1,466,978	$2,919,378	$2,412,186	$588,825	$(4,360,775)	$3,026,592

Liabilities and Equity
Liabilities
Debt, net	$—	$1,458,165	$—	$13,880	$—	$1,472,045
Accounts payable and accrued expenses	35,998	29,974	7,713	499	—	74,184
Net intercompany payable	—	—	1,649,895	385,548	(2,035,443)	—
Deferred revenue	—	(131)	19,373	6,177	—	25,419
Lease deposits and other obligations to tenants	—	—	20,265	3,699	—	23,964

Total liabilities	35,998	1,488,008	1,697,246	409,803	(2,035,443)	1,595,612

Total Equity	1,430,980	1,431,370	714,940	179,022	(2,325,332)	1,430,980

Total Liabilities and Equity	$1,466,978	$2,919,378	$2,412,186	$588,825	$(4,360,775)	$3,026,592

Condensed Consolidated Statements of Income

For the Year Ended March 31, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$40,975	$5,660	$(3,678)	$42,957
Straight-line rent	—	—	1,357	791	—	2,148
Income from direct financing leases	—	—	11,609	5,872	(5,266)	12,215
Interest and fee income	—	10,132	15,255	7,858	(17,476)	15,769

Total revenues	—	10,132	69,196	20,181	(26,420)	73,089
Expenses
Real estate depreciation and amortization	—	—	13,265	425	—	13,690
Impairment charge	—	—	—	20,496	—	20,496
Property-related	—	172	432	9,078	(8,944)	738
Acquisition expenses	—	375	137	—	—	512
General and administrative	—	8,149	201	609	—	8,959

Total operating expenses	—	8,696	14,035	30,608	(8,944)	44,395

Operating income	—	1,436	55,161	(10,427)	(17,476)	28,694
Other income (expense)
Other income (expense)	—	(46)	—	(4)	—	(50)
Earnings from equity and other interests	—	—	—	220	—	220
Interest expense	—	(21,823)	(9,919)	(7,346)	17,476	(21,612)
Income tax (expense) benefit	—	—	65	(8)	—	57

Net other expense	—	(21,869)	(9,854)	(7,138)	17,476	(21,385)

Income (loss) from continuing operations	—	(20,433)	45,307	(17,565)	—	7,309
Loss from discontinued operations	—	—	—	(2)	—	(2)

Equity in earnings of consolidated subsidiaries net of income taxes	7,307	27,740	1,121	—	(36,168)	—

Net income (loss)	7,307	7,307	46,428	(17,567)	(36,168)	7,307
Net income (loss) attributable to non-controlling interests	(66)	(66)	—	—	66	(66)

Net income attributable to MPT common stockholders	$7,241	$7,241	$46,428	$(17,567)	$(36,102)	$7,241

Condensed Consolidated Statements of Comprehensive Income

For the Year Ended March 31, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$7,307	$7,307	$46,428	$(17,567)	$(36,168)	$7,307
Other comprehensive income:
Unrealized gain on interest rate swap	721	721	—	—	(721)	721
Foreign currency translation loss	(28)	(28)	—	—	28	(28)

Total comprehensive income	8,000	8,000	46,428	(17,567)	(36,861)	8,000
Comprehensive income attributable to non-controlling interests	(66)	(66)	—	—	66	(66)

Comprehensive income attributable to MPT common stockholders	$7,934	$7,934	$46,428	$(17,567)	$(36,795)	$7,934

Condensed Consolidated Statements of Cash Flows

For the Year Ended March 31, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$234	$(23,272)	$43,606	$(2,286)	$—	$18,282
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(115,000)	—	—	(115,000)
Principal received on loans receivable	—	—	—	1,469	—	1,469
Investments in loans receivable	—	—	—	(2,385)	—	(2,385)
Construction in progress and other	—	205	(27,303)	(827)	—	(27,925)

Net cash provided by (used in) investing activities	—	205	(142,303)	(1,743)	—	(143,841)
Financing Activities
Revolving credit facilities, net	—	50,000	—	—	—	50,000
Payments of term debt	—	—	—	(68)	—	(68)
Distributions paid	(35,717)	(35,778)	—	—	35,717	(35,778)
Lease deposits and other obligations to tenants	—	—	1,970	1,410	—	3,380
Net payments relating to intercompany financing	(77,100)	(91,208)	88,184	3,258	76,866	—
Proceeds from sale of common shares, net of offering costs	112,583	112,583	—	—	(112,583)	112,583
Debt issuance costs paid and other financing activities	—	(241)	—	—	—	(241)

Net cash provided by (used in) financing activities	(234)	35,356	90,154	4,600	—	129,876

Increase (decrease) in cash and cash equivalents for period	—	12,289	(8,543)	571	—	4,317
Effect of exchange rate changes	—	—	13	—	—	13
Cash and cash equivalents at beginning of period	—	18,815	27,094	70	—	45,979

Cash and cash equivalents at end of period	$—	$31,104	$18,564	$641	$—	$50,309

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,796,411	$69,044	$—	$1,865,455
Net investment in direct financing leases	—	—	212,543	218,481		431,024
Mortgage loans	—	—	288,650	100,000	—	388,650

Gross investment in real estate assets	—	—	2,297,604	387,525	—	2,685,129
Accumulated depreciation and amortization	—	—	(151,624)	(8,152)	—	(159,776)

Net investment in real estate assets	—	—	2,145,980	379,373	—	2,525,353
Cash and cash equivalents	—	18,815	27,094	70	—	45,979
Interest and rent receivables	—	336	31,462	26,701	—	58,499
Straight-line rent receivables	—	—	37,015	8,814	—	45,829
Other loans	—	178	1,100	159,712	—	160,990
Net intercompany receivable	35,363	1,907,474	—	—	(1,942,837)	—
Investment in subsidiaries	1,344,598	825,153	42,407	—	(2,212,158)	—
Other assets	—	37,311	1,165	29,444	—	67,920

Total Assets	$1,379,961	$2,789,267	$2,286,223	$604,114	$(4,154,995)	$2,904,570

Liabilities and Equity
Liabilities
Debt, net	$—	$1,407,733	$—	$13,948	$—	$1,421,681
Accounts payable and accrued expenses	35,753	36,887	20,522	1,149	—	94,311
Net intercompany payable	—	—	1,560,039	382,798	(1,942,837)	—
Deferred revenue	—	49	17,785	5,953	—	23,787
Lease deposits and other obligations to tenants	—	—	18,139	2,444	—	20,583

Total liabilities	35,753	1,444,669	1,616,485	406,292	(1,942,837)	1,560,362

Total Equity	1,344,208	1,344,598	669,738	197,822	(2,212,158)	1,344,208

Total Liabilities and Equity	$1,379,961	$2,789,267	$2,286,223	$604,114	$(4,154,995)	$2,904,570

Condensed Consolidated Statements of Income

For the Year Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,630	$4,504	$(2,635)	$31,499
Straight-line rent	—	—	2,277	374	—	2,651
Income from direct financing leases	—	—	8,204	5,485	(4,933)	8,756
Interest and fee income	—	5,057	9,208	7,531	(7,089)	14,707

Total revenues	—	5,057	49,319	17,894	(14,657)	57,613
Expenses
Real estate depreciation and amortization	—	—	8,044	425	—	8,469
Property-related	—	172	190	7,616	(7,569)	409
Acquisition expenses	—	191	—	—	—	191
General and administrative	—	6,744	—	1,022	—	7,766

Total operating expenses	—	7,107	8,234	9,063	(7,569)	16,835

Operating income	—	(2,050)	41,085	8,831	(7,088)	40,778
Other income (expense)
Other income (expense)	—	(22)	(2,635)	(204)	2,636	(225)
Earnings from equity and other interests	—	—	—	492	—	492
Interest expense	—	(15,517)	2,946	(7,305)	4,452	(15,424)
Income tax expense	—	—	—	(52)	—	(52)

Net other (expense) income	—	(15,539)	311	(7,069)	7,088	(15,209)

Income (loss) from continuing operations	—	(17,589)	41,396	1,762	—	25,569
Income (loss) from discontinued operations	—	—	(4)	645	—	641

Equity in earnings of consolidated subsidiaries net of income taxes	26,210	43,799	1,121	—	(71,130)	—

Net income (loss)	26,210	26,210	42,513	2,407	(71,130)	26,210
Net income (loss) attributable to non-controlling interests	(54)	(54)	—	—	54	(54)

Net income attributable to MPT common stockholders	$26,156	$26,156	$42,513	$2,407	$(71,076)	$26,156

Condensed Consolidated Statements of Comprehensive Income

For the Year Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$26,210	$26,210	$42,513	$2,407	$(71,130)	$26,210
Other comprehensive income:
Unrealized gain on interest rate swap	827	827	—	—	(827)	827

Total comprehensive income	27,037	27,037	42,513	2,407	(71,957)	27,037
Comprehensive income attributable to non-controlling interests	(54)	(54)	—	—	54	(54)

Comprehensive income attributable to MPT common stockholders	$26,983	$26,983	$42,513	$2,407	$(71,903)	$26,983

Condensed Consolidated Statements of Cash Flows

For the Year Ended March 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$213	$(9,099)	$36,434	$(497)	$—	$27,051
Investing Activities
Principal received on loans receivable	—	—	—	2,090	—	2,090
Investments in loans receivable	—	—	—	(800)	—	(800)
Construction in progress and other	—	331	(13,245)	(612)	—	(13,526)

Net cash provided by (used in) investing activities	—	331	(13,245)	678	—	(12,236)
Financing Activities
Payments of term debt	—	—	—	(64)	—	(64)
Revolving credit facilities, net	—	(125,000)	—	—	—	(125,000)
Distributions paid	(27,719)	(27,786)	—	—	27,719	(27,786)
Lease deposits and other obligations to tenants	—	—	921	2,628	—	3,549
Net payments relating to intercompany financing	(145,408)	27,048	(24,109)	(2,726)	145,195	—
Proceeds from sale of common shares, net of offering costs	172,914	172,914	—	—	(172,914)	172,914
Debt issuance costs paid and other financing activities	—	(64)	—	—	—	(64)

Net cash provided by (used in) financing activities	(213)	47,112	(23,188)	(162)	—	23,549

Increase (decrease) in cash and cash equivalents for period	—	38,344	1	19	—	38,364
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$73,827	$1,566	$282	$—	$75,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany) economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany) healthcare, and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and reference existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2013 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2014, there were no material changes to these policies, except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations.

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the United States and selectively in foreign jurisdictions. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2004, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At March 31, 2014, our portfolio consisted of 117 properties: 94 facilities (of the 108 facilities that we own, of which two are subject to long-term ground leases) are leased to 25 tenants, 14 are under development, and the remaining nine assets are in the form of mortgage loans to four operators. Our facilities consisted of 54 general acute care hospitals, 24 long-term acute care hospitals, 31 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers.

All of our investments are currently located in the United States and Europe.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended March 31, 2014	% of Total	For the Three Months Ended March 31, 2013	% of Total
General Acute Care Hospitals	$41,389	56.6%	$33,583	58.3%
Long-term Acute Care Hospitals	13,757	18.8%	13,467	23.4%
Rehabilitation Hospitals	17,528	24.0%	10,149	17.6%
Wellness Centers	415	0.6%	414	0.7%

Total revenue	$73,089	100.0%	$57,613	100.0%

We have 39 employees as of May 8, 2014. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Net income for the three months ended March 31, 2014, was $7.3 million, compared to $26.2 million for the three months ended March 31, 2013. This decline is due to the $20.5 million impairment charge taken on our Monroe loan in the 2014 first quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $42.7 million, or $0.26 per diluted share for the 2014 first quarter as compared to $34.8 million, or $0.25 per diluted share for the 2013 first quarter. This 23% increase in FFO is primarily due to the increase in revenue from acquisitions made in 2013.

A comparison of revenues for the three month periods ended March 31, 2014 and 2013 is as follows, as adjusted in 2013 for discontinued operations (dollar amounts in thousands):

	2014	% of Total	2013	% of Total	Year over Year Change
Base rents	$42,957	58.8%	$31,531	54.7%	36.2%
Straight-line rents	2,148	2.9%	2,651	4.6%	(19.0%)
Income from direct financing leases	12,215	16.7%	8,756	15.2%	39.5%
Interest from loans	15,541	21.3%	14,532	25.2%	6.9%
Other	228	0.3%	143	0.3%	59.4%

Total revenue	$73,089	100.0%	$57,613	100.0%	26.9%

Our total revenue for the 2014 first quarter is up $15.5 million or 26.9% over the prior year. This increase is made up of the following:

•	Base rents – up $11.4 million over the prior year of which $0.9 million is from our annual escalation provisions in our leases, $10.6 million is from incremental revenue from acquisitions made in 2013, and $1.2 million is incremental revenue from development properties that were completed and put into service in 2013 and 2014. Approximately $1 million of base rents were recorded in the 2013 first quarter related to our Monroe property but none was recorded in the current year.

•	Straight-line rents – down ($0.5) million primarily due to the write-off of unbilled rent related to our Gilbert property – see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $3.5 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases and $3.4 million is from incremental revenue from acquisitions made in 2013.

•	Interest from loans – up $1.0 million over the prior year of which $0.2 million is from our annual escalation provisions in our loans and $0.7 million is from new loans made in 2013.

Real estate depreciation and amortization during the first quarter of 2014 increased to $13.7 million from $8.5 million in 2013, due to the incremental depreciation from the properties acquired in 2013 and the development properties completed in 2013 and the first quarter of 2014.

During the 2014 first quarter, we recorded a $20.5 million impairment charge on our Monroe loan – see Note 3 to Item 1 of this Form 10-Q for further details.

General and administrative expenses totaled $9.0 million for the 2014 first quarter, which is 12.3% of total revenues, down from 13.5% of total revenues in the prior year first quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $1.2 million from the prior year first quarter due to higher compensation expense and international administrative expenses, which are up as a result of the growth and expansion of our company since the 2013 first quarter.

Interest expense, for the quarters ended March 31, 2014 and 2013, totaled $21.6 million and $15.4 million, respectively. This increase is related to higher average debt balances in the current year quarter associated with our 2013 Senior Unsecured Notes and the $150 million tack on offering to our 2012 Senior Unsecured Notes that closed after the 2013 first quarter. Our weighted average interest rates are slightly lower period over period – 5.9% for the first quarter 2014 and 6.1% for the first quarter of 2013. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income (loss) for the first quarter in both years was impacted by discontinued operations related to property disposals prior to 2014. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
FFO information:
Net income attributable to MPT common stockholders	$7,241	$26,156
Participating securities’ share in earnings	(209)	(193)

Net income, less participating securities’ share in earnings	$7,032	$25,963
Depreciation and amortization:
Continuing operations	13,690	8,469
Discontinued operations	—	178

Funds from operations	$20,722	$34,610
Acquisition costs	512	191
Write-off of straight line rent	950	—
Loan impairment charge	20,496	—

Normalized funds from operations	$42,680	$34,801

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.04	$0.18
Depreciation and amortization:
Continuing operations	0.09	0.06
Discontinued operations	—	—

Funds from operations	$0.13	$0.24
Acquisition costs	—	0.01
Write-off of straight line rent	0.01	—
Loan impairment charge	0.12	—

Normalized funds from operations	$0.26	$0.25

LIQUIDITY AND CAPITAL RESOURCES

2014 Cash Flow Activity

        During the 2014 first quarter, we generated $18.3 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand and $12.3 million of proceeds from our at-the-market equity offering program to fund our dividends of $35.8 million and certain investing activities including the additional funding of our development activities.

On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100.2 million, after deducting estimated offering expenses. We used the net proceeds from this stock offering to pay down our revolving credit facility. Subsequently, we used proceeds from our revolving credit facility to finance the $115 million property acquisition on March 31, 2014.

2013 Cash Flow Activity

During the first three months of 2013, operating cash flows, which primarily consisted of rent and interest from mortgage and other loans, approximated $27.1 million, which with cash on-hand, were principally used to fund our dividends of $27.8 million and our investing activities including the funding of our development activities.

We completed an offering of 12.7 million shares of our common stock (including 1.7 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from this offering were used to pay down $125 million on our revolving credit facility, and the remaining proceeds will be used for general corporate purposes, including potential future acquisitions.

Short-term Liquidity Requirements: As of March 31, 2014, we have less than $0.2 million in debt principal payments due in 2014 — see debt maturity schedule below. At May 8, 2014 and after the underwriters exercised their option to purchase an additional 1.2 million shares of common stock and the completion of our senior notes offering in April 2014 (see Note 5 and 11 of Item 1 to this Form 10-Q for details), our availability under our revolving credit facility plus cash on-hand approximated $550 million. In addition, we established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $12.5 million has been sold through May 8, 2014) which may be used for general corporate purposes as needed. We believe that the liquidity available to us, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), dividends in order to comply with REIT requirements, and our current investment strategies for the next twelve months.

Long-term Liquidity Requirements: As of March 31, 2014, we have less than $0.5 million in debt principal payments due between now and when our revolving credit facility is set to expire in October 2015. With our liquidity at May 8, 2014 of approximately $550 million along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) for the next several years. We also believe such liquidity is sufficient to cover our current investment goals.

However, if such liquidity is not enough or if we engage in acquisitions at levels significantly greater than our current plan, we may need additional capital, which we believe is currently available in the market such as the following:

•	expanding and extending our current revolving credit facility,

•	amending or entering into new bank term loans,

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements, and/or

•	proceeds from strategic property sales,

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of March 31, 2014, principal payments due on our debt (which excludes the effects of any premium recorded) are as follows (in thousands):

2014	$198
2015	155,283
2016	225,299
2017	320
2018	12,781
Thereafter	1,075,379

Total	$1,469,260

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2014:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2014, our outstanding debt totaled $1.5 billion, which consisted of fixed-rate debt of $1.2 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $255.0 million. If market interest rates increase by one percentage point, the fair value of our fixed rate debt at March 31, 2014 would decrease by $11.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.6 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.6 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $255.0 million, the balance of such variable rate debt at March 31, 2014.

Foreign Currency Sensitivity

With our acquisition of the properties in Germany in 2013, we are subject to fluctuations in U.S. and Euro currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Euro relative to the US dollar may impact the amount of net income we report. Based solely on operating results for the 2014 quarter and on an annualized basis, if the Euro exchange rate were to change by 1%, our net income would change by $0.1 million, respectively.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item  4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.2(1)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed with the Commission on April 10, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ R. Steven Hamner
R. Steven Hamner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.2(1)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed with the Commission on April 10, 2014.