Form 10-Q
period 2014-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2014-08-11
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, Medical Properties Trust, Inc. had 173,308,511 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2014, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,026,259	$1,865,455
Mortgage loans	385,100	388,756
Net investment in direct financing leases	434,311	431,024

Gross investment in real estate assets	2,845,670	2,685,235
Accumulated depreciation and amortization	(178,262)	(159,776)

Net investment in real estate assets	2,667,408	2,525,459
Cash and cash equivalents	197,023	45,979
Interest and rent receivables	46,353	58,565
Straight-line rent receivables	51,193	45,829
Other loans	140,470	160,990
Other assets	87,597	67,873

Total Assets	$3,190,044	$2,904,695

Liabilities and Equity
Liabilities
Debt, net	$1,640,353	$1,421,681
Accounts payable and accrued expenses	84,231	94,290
Deferred revenue	27,425	24,114
Lease deposits and other obligations to tenants	25,081	20,402

Total liabilities	1,777,090	1,560,487
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 171,551 shares at June 30, 2014 and 161,310 shares at December 31, 2013	171	161
Additional paid in capital	1,750,809	1,618,054
Distributions in excess of net income	(330,075)	(264,804)
Accumulated other comprehensive loss	(7,689)	(8,941)
Treasury shares, at cost	(262)	(262)

Total Equity	1,412,954	1,344,208

Total Liabilities and Equity	$3,190,044	$2,904,695

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Rent billed	$45,928	$31,024	$88,889	$62,528
Straight-line rent	3,178	2,777	5,366	5,468
Income from direct financing leases	12,263	9,230	24,479	17,986
Interest and fee income	15,191	14,093	30,915	28,755

Total revenues	76,560	57,124	149,649	114,737

Expenses
Real estate depreciation and amortization	12,442	8,643	26,131	17,112
Impairment charges	29,631	—	50,128	—
Property-related	(38)	649	700	1,062
General and administrative	8,206	7,111	17,165	14,877
Acquisition expenses	2,535	2,088	3,047	2,278

Total operating expenses	52,776	18,491	97,171	35,329

Operating income	23,784	38,633	52,478	79,408
Other income (expense)
Other income (expense)	19	(22)	(30)	(248)
Earnings from equity and other interests	686	1,176	905	1,668
Interest expense	(24,362)	(14,641)	(45,974)	(30,065)
Debt refinancing costs	(290)	—	(290)	—
Income tax benefit (expense)	(40)	(115)	16	(167)

Net other expense	(23,987)	(13,602)	(45,373)	(28,812)

Income (loss) from continuing operations	(203)	25,031	7,105	50,596
Income (loss) from discontinued operations	—	2,374	(2)	3,018

Net income (loss)	(203)	27,405	7,103	53,614
Net income attributable to non-controlling interests	—	(57)	(65)	(110)

Net income (loss) attributable to MPT common stockholders	$(203)	$27,348	$7,038	$53,504

Earnings per common share — basic
Income (loss) from continuing operations attributable to MPT common stockholders	$—	$0.16	$0.04	$0.35
Income (loss) from discontinued operations attributable to MPT common stockholders	—	0.02	—	0.02

Net income (loss) attributable to MPT common stockholders	$—	$0.18	$0.04	$0.37

Earnings per common share — diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$—	$0.16	$0.04	$0.34
Income (loss) from discontinued operations attributable to MPT common stockholders	—	0.02	—	0.02

Net income (loss) attributable to MPT common stockholders	$—	$0.18	$0.04	$0.36

Weighted average shares outstanding:
Basic	171,718	149,509	167,846	144,928
Diluted	172,369	151,056	168,459	146,291
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$(203)	$27,405	$7,103	$53,614
Other comprehensive income:
Unrealized gain on interest rate swap	486	1,779	1,206	2,606
Foreign currency translation gain	73	—	46	—

Total comprehensive income	356	29,184	8,355	56,220
Comprehensive income attributable to non-controlling interests	—	(57)	(65)	(110)

Comprehensive income attributable to MPT common stockholders	$356	$29,127	$8,290	$56,110

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$7,103	$53,614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,715	17,927
Straight-line rent revenue	(6,236)	(5,407)
Straight-line rent write-off	950	—
Impairment charges	50,128	—
Direct financing lease interest accretion	(3,256)	(2,498)
Share-based compensation	4,433	4,204
Gain on sale of real estate	—	(2,054)
Amortization and write-off of deferred financing costs and debt discount	2,484	1,752
Other adjustments	(8,486)	4,605
Changes in:
Interest and rent receivable	(9,064)	(8,943)
Accounts payable and accrued expenses	(14,516)	(6,955)

Net cash provided by operating activities	50,255	56,245
Investing activities
Cash paid for acquisitions and other related investments	(115,000)	(75,000)
Principal received on loans receivable	6,829	3,293
Net proceeds from sale of real estate	—	18,409
Investment in loans receivable	(5,601)	(1,300)
Construction in progress and other	(55,159)	(33,171)

Net cash used for investing activities	(168,931)	(87,769)
Financing activities
Revolving credit facilities, net	(105,000)	(85,000)
Additions to term debt	425,000	—
Payments of term debt	(100,132)	(11,124)
Distributions paid	(71,809)	(57,846)
Proceeds from sale of common shares, net of offering costs	128,332	172,853
Lease deposits and other obligations to tenants	4,910	1,516
Debt issuance costs paid and other financing activities	(11,496)	(114)

Net cash provided by financing activities	269,805	20,285

Increase in cash and cash equivalents for period	151,129	(11,239)
Effect of exchange rate changes	(85)	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$197,023	$26,072

Interest paid	$41,907	$29,114
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,277	$30,081

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,026,259	$1,865,455
Mortgage loans	385,100	388,756
Net investment in direct financing leases	434,311	431,024

Gross investment in real estate assets	2,845,670	2,685,235
Accumulated depreciation and amortization	(178,262)	(159,776)

Net investment in real estate assets	2,667,408	2,525,459
Cash and cash equivalents	197,023	45,979
Interest and rent receivables	46,353	58,565
Straight-line rent receivables	51,193	45,829
Other loans	140,470	160,990
Other assets	87,597	67,873

Total Assets	$3,190,044	$2,904,695

Liabilities and Capital
Liabilities
Debt, net	$1,640,353	$1,421,681
Accounts payable and accrued expenses	48,055	58,538
Deferred revenue	27,425	24,114
Lease deposits and other obligations to tenants	25,081	20,402
Payable due to Medical Properties Trust, Inc.	35,786	35,362

Total liabilities	1,776,700	1,560,097
Capital
General Partner — issued and outstanding — 1,710 units at June 30, 2014 and 1,608 units at December 31, 2013	14,218	13,541
Limited Partners:
Common units — issued and outstanding — 169,841 units at June 30, 2014 and 159,702 units at December 31, 2013	1,406,815	1,339,998
LTIP units — issued and outstanding — 363 units at June 30, 2014 and 292 units at December 31, 2013	—	—
Accumulated other comprehensive loss	(7,689)	(8,941)

Total capital	1,413,344	1,344,598

Total Liabilities and Capital	$3,190,044	$2,904,695

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2014	2013	2014	2013
Revenues
Rent billed	$45,928	$31,024	$88,889	$62,528
Straight-line rent	3,178	2,777	5,366	5,468
Income from direct financing leases	12,263	9,230	24,479	17,986
Interest and fee income	15,191	14,093	30,915	28,755

Total revenues	76,560	57,124	149,649	114,737
Expenses
Real estate depreciation and amortization	12,442	8,643	26,131	17,112
Impairment charges	29,631	—	50,128	—
Property-related	(38)	649	700	1,062
General and administrative	8,206	7,111	17,165	14,877
Acquisition expenses	2,535	2,088	3,047	2,278

Total operating expenses	52,776	18,491	97,171	35,329

Operating income	23,784	38,633	52,478	79,408
Other income (expense)
Interest and other income (expense)	19	(22)	(30)	(248)
Earnings from equity and other interests	686	1,176	905	1,668
Interest expense	(24,362)	(14,641)	(45,974)	(30,065)
Debt refinancing costs	(290)	—	(290)	—
Income tax benefit (expense)	(40)	(115)	16	(167)

Net other expense	(23,987)	(13,602)	(45,373)	(28,812)

Income (loss) from continuing operations	(203)	25,031	7,105	50,596
Income (loss) from discontinued operations	—	2,374	(2)	3,018

Net income (loss)	(203)	27,405	7,103	53,614
Net income (loss) attributable to non-controlling interests	—	(57)	(65)	(110)

Net income (loss) attributable to MPT Operating Partnership partners	$(203)	$27,348	$7,038	$53,504

Earnings per units — basic
Income (loss) from continuing operations attributable to MPT Operating Partnership partners	$—	$0.16	$0.04	$0.35
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	0.02	—	0.02

Net income (loss) attributable to MPT Operating Partnership partners	$—	$0.18	$0.04	$0.37

Earnings per units — diluted
Income (loss) from continuing operations attributable to MPT Operating Partnership partners	$—	$0.16	$0.04	$0.34
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	0.02	—	0.02

Net income (loss) attributable to MPT Operating Partnership partners	$—	$0.18	$0.04	$0.36

Weighted average units outstanding:
Basic	171,718	149,509	167,846	144,928
Diluted	172,369	151,056	168,459	146,291
Dividends declared per unit	$0.21	$0.20	$0.42	$0.40

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$(203)	$27,405	$7,103	$53,614
Other comprehensive income:
Unrealized gain on interest rate swap	486	1,779	1,206	2,606
Foreign currency translation gain	73	—	46	—

Total comprehensive income	356	29,184	8,355	56,220
Comprehensive income attributable to non-controlling interests	—	(57)	(65)	(110)

Comprehensive income attributable to MPT Operating Partnership partners	$356	$29,127	$8,290	$56,110

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$7,103	$53,614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,715	17,927
Straight-line rent revenue	(6,236)	(5,407)
Straight-line rent write-off	950	—
Impairment Charges	50,128	—
Direct financing lease interest accretion	(3,256)	(2,498)
Share-based compensation	4,433	4,204
Gain on sale of real estate	—	(2,054)
Amortization and write-off of deferred financing costs and debt discount	2,484	1,752
Other adjustments	(8,486)	4,605
Changes in:
Interest and rent receivable	(9,064)	(8,943)
Accounts payable and accrued expenses	(14,516)	(6,955)

Net cash provided by operating activities	50,255	56,245
Investing activities
Cash paid for acquisitions and other related investments	(115,000)	(75,000)
Principal received on loans receivable	6,829	3,293
Proceeds from sale of real estate	—	18,409
Investment in loans receivable	(5,601)	(1,300)
Construction in progress and other	(55,159)	(33,171)

Net cash used for investing activities	(168,931)	(87,769)
Financing activities
Revolving credit facilities, net	(105,000)	(85,000)
Additions to term debt	425,000	—
Payments of term debt	(100,132)	(11,124)
Distributions paid	(71,809)	(57,846)
Proceeds from sale of units, net of offering costs	128,332	172,853
Lease deposits and other obligations to tenants	4,910	1,516
Debt issuance costs paid and other financing activities	(11,496)	(114)

Net cash provided by financing activities	269,805	20,285

Increase in cash and cash equivalents for period	151,129	(11,239)
Effect of exchange rate changes	(85)	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$197,023	$26,072

Interest paid	$41,907	$29,114
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,277	$30,081

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, there were no material changes to these policies, except as noted below with respect to discontinued operations.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2014 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

Recent Accounting Developments: In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. We adopted ASU 2014-08 for the quarter ended March 31, 2014. The application of this guidance is prospective from the date of adoption and should result in our not generally having to reflect single property disposals as discontinued operations in the future.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position and results of operations.

Variable Interest Entities

At June 30, 2014, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$248,794	Mortgage and other loans	$208,509
Equity investments	$18,785	Other assets	$5,141

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of June 30, 2014, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2014 Activity

On March 31, 2014, we acquired a general acute care hospital and an adjacent parcel of land for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside. The facility was simultaneously leased back to the seller under a lease with a 15-year initial term with a 3-year extension option, followed by a further 12-year extension option at fair market value. The lease provides for consumer price-indexed annual rent increases, subject to a specified floor and ceiling. The lease includes a customary right of first refusal with respect to a subsequent proposed sale of the facility.

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

As part of these acquisitions, we acquired the following assets:

	2014	2013
Assets Acquired
Land	$8,515	$—
Building	99,602	—
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	6,883	—
Net investments in direct financing leases	—	75,000

Total assets acquired	$115,000	$75,000

The purchase price allocation attributable to the facility acquired in the 2014 first quarter along with the facilities acquired from IASIS and RHM in the 2013 third and fourth quarters is preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, and if changes to our provisional purchase price allocations are needed, we will retrospectively adjust to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Development Activities

During the first six months of 2014, we completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital – This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•	First Choice ER (a subsidiary of Adeptus Health) – We completed 8 acute care facilities for this tenant during 2014 totaling approximately $29.5 million, including Nacogdoches, Alvin, Brodie, Firestone, Frisco, Briar Forest, North Gate and Cedar Hill. These facilities are leased pursuant to the master lease entered into in 2013.

During the first six months of 2014, we began construction on two additional facilities pursuant to the master funding and development agreement with First Choice ER.

In regards to our Twelve Oaks facility, approximately 55% of this facility is being occupied, pursuant to a 15 year lease.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of June 30, 2014	Estimated Completion Date
Oakleaf Surgical Hospital	Altoona, WI	Acute Care Hospital	National Surgical Hospitals	$33,500	$28,669	3Q 2014
First Choice ER - Allen	Allen, TX	Acute Care Hospital	Adeptus Health	6,187	3,365	3Q 2014
First Choice ER - Broomfield	Broomfield, CO	Acute Care Hospital	Adeptus Health	5,238	2,515	3Q 2014
First Choice ER - Spring	Spring, TX	Acute Care Hospital	Adeptus Health	5,804	2,676	3Q 2014
First Choice ER - Fountain	Fountain, CO	Acute Care Hospital	Adeptus Health	6,194	3,380	3Q 2014
First Choice ER - Missouri City (Sienna)	Houston, TX	Acute Care Hospital	Adeptus Health	5,394	3,565	3Q 2014
First Choice ER - Pearland	Pearland, TX	Acute Care Hospital	Adeptus Health	5,691	2,331	4Q 2014
First Choice ER - Thornton	Thornton, CO	Acute Care Hospital	Adeptus Health	6,029	2,652	4Q 2014
First Choice ER - Missouri City (Dulles)	Houston, TX	Acute Care Hospital	Adeptus Health	5,693	2,516	4Q 2014
First Choice ER - Commerce City	Denver, CO	Acute Care Hospital	Adeptus Health	5,371	707	4Q 2014

				$85,101	$52,376

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

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 13 Ernest facilities and five Prime facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of June 30, 2014	As of December 31, 2013
Minimum lease payments receivable	$1,626,490	$1,647,567
Estimated residual values	211,888	211,863
Less: Unearned income	(1,404,067)	(1,428,406)

Net investment in direct financing leases	$434,311	$431,024

Monroe Facility

As of June 30, 2014 and December 31, 2013, our net investment (exclusive of the related real estate) in Monroe was as follows:

	As of June 30, 2014	As of December 31, 2013
Loans	$32,943	$31,341
Less: Loan impairment reserve	(32,943)	(12,000)

Loans, net	—	19,341
Interest, rent and other receivables	—	20,972

Net investment	$—	$40,313

The current operator of our Monroe facility has not made all payments required by the real estate lease agreement and working capital loan agreement, and we have deemed these assets to be impaired. During 2010, we recorded a $12 million impairment charge on the working capital loan and fully reserved for unbilled straight-line rent receivables as well. Since 2010, we have not recognized any interest income on the Monroe loan and have not recorded any unbilled rent revenue. In addition, we stopped recording billed rental revenue on April 1, 2013.

During the first quarter of 2014, we executed a non-binding letter of intent with a third party with respect to a restructuring of our investment in the form of a new joint venture that would acquire the real estate of our Monroe facility and related assets in exchange for a combination of cash and promissory notes along with the potential of additional cash, if any, to be generated from our share in this new joint venture’s operations. Based on those new developments and the fair value of the loan’s underlying collateral at that time (using Level 2 inputs), we recorded an approximate $20.5 million impairment charge in the 2014 first quarter. Subsequent to the 2014 first quarter, we terminated this non-binding letter of intent.

In July 2014, we entered into an agreement with a third-party to manage the Monroe Hospital. In addition, we entered into a non-binding letter of intent with this same party to lease the facility for initial cash rents of $2.1 million. These agreements contemplate a bankruptcy filing by the existing tenant and do not provide us with any recovery on the past due receivables at June 30, 2014. Based on these new developments and the fair value of our real estate and the underlying collateral of our loan (using Level 2 inputs), we recorded a $26.5 million impairment charge in the 2014 second quarter. This charge effectively reduces our overall investment in Monroe to the fair value of the underlying real estate, or $25 million, which we believe is fully recoverable at June 30, 2014.

Bucks facility

On May 20, 2014, the tenant of our Bucks facility gave notice of their intent to exercise the lease’s purchase option. Pursuant to this purchase option, the tenant acquired the facility on August 6, 2014 for $35 million. At June 30, 2014, we met the criteria to classify this facility as an Asset Held for Sale; thus, we wrote down this facility to fair market value less cost to sell, resulting in a $3.1 million real estate impairment charge. The sale of the Bucks facility is not a strategic shift in our operations, and therefore the results of the Bucks operations have not been reclassified as discontinued operations.

Florence facility

On March 6, 2013, the tenant of our facility in Phoenix, Arizona filed for Chapter 11 bankruptcy; but continues to pay rent. We have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not made. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Florence of approximately $28 million at June 30, 2014, is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. At June 30, 2014, we have $0.3 million of outstanding receivables, which we believe are collectible. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of approximately $14 million at June 30, 2014, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2014	As of December 31, 2013
Mortgage loans	$385,100	$388,756
Acquisition loans	108,772	109,655
Working capital and other loans	28,346	47,983
Convertible loan	3,352	3,352

	$525,570	$549,746

The decrease in our working capital and other loans is primarily due to the impairment charge incurred on our Monroe loan during 2014 – see Note 3, Leasing Operations for further discussion.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At June 30, 2014, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended June 30, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 27.9% and 32.5%, respectively, of total revenue. For the six months ended June 30, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 28.5% and 31.9%, respectively, of total revenue. From an investment concentration perspective, Prime represented 22.3% and 24.5% of our total assets at June 30, 2014 and December 31, 2013, respectively.

For the three months ended June 30, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.2% and 20.4%, respectively, of total revenue. For the six months ended June 30, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.9% and 20.5%, respectively, of total revenue. From an investment concentration perspective, Ernest represented 15.1% and 15.9% of our total assets at June 30, 2014 and December 31, 2013, respectively.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of June 30, 2014.

From a geographic perspective, investments located in California represented 17.1% of our total assets at June 30, 2014, down from 18.7% at December 31, 2013. Investments located in Texas represented 21.3% of our total assets at June 30, 2014, down slightly from 22.7% at December 31, 2013. In addition, we further expanded our portfolio into Europe with the RHM portfolio acquisition in 2013, which represents less than 8% of total assets at June 30, 2014.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of June 30, 2014		As of December 31, 2013
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$—	Variable	$105,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,697	—	2,873	—

	352,697		352,873

2013 Senior Unsecured Notes (A)	273,840	5.750%	274,860	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	—	—
Term loans	138,816	Various	113,948	Various

	$1,640,353		$1,421,681

(A)	These notes are Euro-denominated and reflect the exchange rate at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2014	$134
2015	283
2016	125,298
2017	320
2018	12,781
Thereafter	1,498,840

Total	$1,637,656

Credit Facility

On June 19, 2014, we closed on a new $900 million senior unsecured credit facility (the “Credit Facility”). The Credit Facility is comprised of a $775 million senior unsecured revolving credit facility (the “Revolving credit facility”) and a $125 million senior unsecured term loan facility (the “Term Loan”) .The Credit Facility has an accordion feature that allows us to expand the size of the facility by up to $250 million through increases to the Revolving credit facility, Term Loan, both or as a separate term loan tranche. The Credit Facility replaces our existing $400 million unsecured revolving credit facility and $100 million unsecured term loan. This transaction resulted in a refinancing charge of approximately $0.3 million in the 2014 second quarter.

The Revolving credit facility matures in June 2018 and can be extended for an additional 12 months at our option. The Revolving credit facility’s interest rate is (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread initially set at 1.00%, but that is adjustable from 0.70% to 1.25% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.00%, but that is adjustable from 1.70% to 2.25% based on current total leverage. The pricing grid for the Revolving credit facility may be further adjusted subject to an investment grade rating being obtained. In addition to interest expense, we are required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.25% to 0.35% per year. At June 30, 2014, we had no borrowings outstanding on the Revolving credit facility.

The Term Loan matures in June 2019. The Term Loan’s interest rate is (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread initially set at 0.95%, but that is adjustable from 0.60% to 1.20% based on current total leverage, or (2) LIBOR plus a spread initially set at 1.95%, but that is adjustable from 1.60% to 2.20% based on current total leverage. The pricing grid for the Term Loan may be similarly adjusted subject to an investment grade rating being obtained.

2014 Senior Unsecured Notes

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

Interest Rate Swap

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $7.8 million and $9.0 million as of June 30, 2014 and December 31, 2013, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and six month periods ended June 30, 2014 or 2013. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At June 30, 2014 and December 31, 2013, we had $4.1 million and $5.0 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limit the amount of dividends we can pay to 95% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. The indentures governing our 2011, 2012, 2013 and 2014 Senior Unsecured Notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our 2011, 2012, 2013 and 2014 Senior Unsecured Notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2014, we were in compliance with all such financial and operating covenants.

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

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During the first quarter of 2014, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.21 per share resulting in total proceeds, net of commission, of $12.3 million.

On February 28, 2013, we completed an offering of 12.7 million shares of our common stock (including 1.7 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $14.25 per share, resulting in net proceeds (after underwriting discount and expenses) of $172.9 million.

MPT Operating Partnership, L.P.

At June 30, 2014, the Company has a 99.9% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the six months ended June 30, 2014 and 2013, the partnership issued 9.8 million and 12.7 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 6,436,291 shares remain available for future stock awards as of June 30, 2014. We awarded the following during the six months ended June 2014 and 2013:

Time-based awards —We granted 345,984 and 258,736 shares in 2014 and 2013, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards —Our management team and certain employees were awarded 324,754 and 222,566 of performance based awards in 2014 and 2013, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017 (for the 2013 awards) and December 31, 2018 (for the 2014 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards —We awarded 500,000 and 550,000 shares in 2014 and 2013, respectively, of multi-year performance-based awards to management. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our 2011, 2012, 2013 and 2014 Senior Unsecured Notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facility, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	June 30, 2014		December 31, 2013
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$46,353	$40,158	$58,565	$44,415
Loans (1)	328,037	343,958	351,713	358,383
Debt, net	(1,640,354)	(1,740,184)	(1,421,681)	(1,486,090)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At June 30, 2014, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loans	97,533	97,533	Other loans
Equity investments	3,300	3,300	Other assets

	$200,833	$200,833

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2014.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(375)
- 100 basis points	375

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first half of 2014.

8. Discontinued Operations

The following table presents the results of discontinued operations, which include the revenue and expenses of facilities disposed of in 2013, for the three and six months ended June 30, 2014 and 2013 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$411	$—	$1,238
Gain (loss) on sale	—	2,054	—	2,054
Income	—	2,374	(2)	3,018
Earnings per share/unit — diluted	$—	$0.02	$—	$0.02

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2014	2013
Numerator:
Income (loss) from continuing operations	$(203)	$25,031
Non-controlling interests’ share in continuing operations	—	(57)
Participating securities’ share in earnings	(195)	(179)

Income (loss) from continuing operations, less participating securities’ share in earnings	(398)	24,795
Income from discontinued operations attributable to MPT common stockholders	—	2,374

Net income (loss), less participating securities’ share in earnings	$(398)	$27,169

Denominator:
Basic weighted-average common shares	171,718	149,509
Dilutive potential common shares	651	1,547

Dilutive weighted-average common shares	172,369	151,056

	For the Six Months Ended June 30,
	2014	2013
Numerator:
Income from continuing operations	$7,105	$50,596
Non-controlling interests’ share in continuing operations	(65)	(110)
Participating securities’ share in earnings	(404)	(372)

Income from continuing operations, less participating securities’ share in earnings	6,636	50,114
Income (loss) from discontinued operations attributable to MPT common stockholders	(2)	3,018

Net income, less participating securities’ share in earnings	$6,634	$53,132

Denominator:
Basic weighted-average common shares	167,846	144,928
Dilutive potential common shares	613	1,363

Dilutive weighted-average common shares	168,459	146,291

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2014	2013
Numerator:
Income (loss) from continuing operations	$(203)	$25,031
Non-controlling interests’ share in continuing operations	—	(57)
Participating securities’ share in earnings	(195)	(179)

Income (loss) from continuing operations, less participating securities’ share in earnings	(398)	24,795
Income from discontinued operations attributable to MPT Operating Partnership partners	—	2,374

Net income (loss), less participating securities’ share in earnings	$(398)	$27,169

Denominator:
Basic weighted-average units	171,718	149,509
Dilutive potential units	651	1,547

Dilutive weighted-average units	172,369	151,056

	For the Six Months Ended June 30,
	2014	2013
Numerator:
Income from continuing operations	$7,105	$50,596
Non-controlling interests’ share in continuing operations	(65)	(110)
Participating securities’ share in earnings	(404)	(372)

Income from continuing operations, less participating securities’ share in earnings	6,636	50,114
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(2)	3,018

Net income, less participating securities’ share in earnings	$6,634	$53,132

Denominator:
Basic weighted-average units	167,846	144,928
Dilutive potential units	613	1,363

Dilutive weighted-average units	168,459	146,291

10. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

On July 29, 2014, we executed a binding $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments in the states of Texas, Colorado and Arizona. These facilities will be leased to Adeptus Health pursuant to a new master lease agreement that has a 15-year initial term with three extension options of five years each that provides for annual rent increases based on changes in the consumer price index. This new master lease agreement is cross-defaulted with the original master lease executed with First Choice ER in 2013.

On July 1, 2014, we acquired an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. The sale/leaseback transaction, excluding any transfer taxes, is valued at approximately £28.3 million. The lease has an initial term of 15-years with a tenant option to extend the lease for an additional 15 years. The lease includes annual rent increases, which will equal the year-over-year change in the retail price index (“RPI”) with a floor of 2% and a cap of 5%. With this transaction, we will incur approximately £1.1 million of transfer and other taxes that will be expensed as acquisition costs.

12. Condensed Consolidating Financial Information

The following tables present the condensed consolidating financial information for (a) Medical Properties Trust, Inc. (“Parent” and a guarantor to our 2011, 2012, 2013 and 2014 Senior Unsecured Notes), (b) MPT Operating Partnership, L.P. and MPT Finance Corporation (“Subsidiary Issuers”), (c) on a combined basis, the guarantors of our 2011, 2012, 2013 and 2014 Senior Unsecured Notes (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The guarantees by the Subsidiary Guarantors may be released and discharged upon: (1) any sale, exchange or transfer of all of the capital stock of a Subsidiary Guarantor; (2) the merger or consolidation of a Subsidiary Guarantor with a Subsidiary Issuer or any other Subsidiary Guarantor; (3) the proper designation of any Subsidiary Guarantor by the Subsidiary Issuers as “unrestricted” for covenant purposes under the indenture governing the 2011, 2012, 2013 and 2014 Senior Unsecured Notes; (4) the legal defeasance or covenant defeasance or satisfaction and discharge of the indenture; (5) a liquidation or dissolution of a Subsidiary Guarantor permitted under the indenture governing the 2011, 2012, 2013 and 2014 Senior Unsecured Notes; or (6) the release or discharge of the Subsidiary Guarantor from its guarantee obligations under our revolving credit facility.

Subsequent to June 30, 2013, certain of our subsidiaries were re-designated as non-guarantors of our 2011, 2012, 2013 and 2014 Senior Unsecured Notes as the underlying properties were sold in 2013 or related mortgage loans paid off in 2014. In addition, certain of our subsidiaries previously classified as non-guarantors are guarantors as of June 30, 2014. With these re-designations, we have restated the 2013 consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheet

June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,959,605	$66,654	$—	$2,026,259
Mortgage loans	—	—	285,100	100,000	—	385,100
Net investment in direct financing leases	—	—	213,966	220,345	—	434,311

Gross investment in real estate assets	—	—	2,458,671	386,999	—	2,845,670
Accumulated depreciation and amortization	—	—	(169,260)	(9,002)	—	(178,262)

Net investment in real estate assets	—	—	2,289,411	377,997	—	2,667,408
Cash and cash equivalents	—	120,030	26,705	50,288	—	197,023
Interest and rent receivables	—	832	18,655	26,866	—	46,353
Straight-line rent receivables	—	—	40,900	10,293	—	51,193
Other loans	—	—	1,100	139,370	—	140,470
Net intercompany receivable	35,785	2,028,913	—	—	(2,064,698)	—
Investment in subsidiaries	1,413,344	880,837	43,159	—	(2,337,340)	—
Other assets	—	46,340	857	40,400	—	87,597

Total Assets	$1,449,129	$3,076,952	$2,420,787	$645,214	$(4,402,038)	$3,190,044

Liabilities and Equity
Liabilities
Debt, net	$—	$1,626,537	$—	$13,816	$—	$1,640,353
Accounts payable and accrued expenses	36,175	37,438	10,103	515	—	84,231
Net intercompany payable	—	—	1,620,097	444,601	(2,064,698)	—
Deferred revenue	—	220	21,046	6,159	—	27,425
Lease deposits and other obligations to tenants	—	(587)	21,579	4,089	—	25,081

Total liabilities	36,175	1,663,608	1,672,825	469,180	(2,064,698)	1,777,090
Total equity	1,412,954	1,413,344	747,962	176,034	(2,337,340)	1,412,954

Total Liabilities and Equity	$1,449,129	$3,076,952	$2,420,787	$645,214	$(4,402,038)	$3,190,044

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$43,592	$6,240	$(3,904)	$45,928
Straight-line rent	—	—	2,491	687	—	3,178
Income from direct financing leases	—	—	11,652	5,898	(5,287)	12,263
Interest and fee income	—	8,360	13,666	7,422	(14,257)	15,191

Total revenues	—	8,360	71,401	20,247	(23,448)	76,560

Expenses
Real estate depreciation and amortization	—	—	11,940	502	—	12,442
Impairment charges	—	289	21,975	7,367	—	29,631
Property-related	—	168	(105)	9,090	(9,191)	(38)
General and administrative	—	8,500	55	(349)	—	8,206
Acquisition expenses	—	2,510	25	—	—	2,535

Total operating expenses	—	11,467	33,890	16,610	(9,191)	52,776

Operating income (expense)	—	(3,107)	37,511	3,637	(14,257)	23,784
Other income (expense)
Other income (expense)	—	19	—	—	—	19
Earnings from equity and other interests	—	—	111	575	—	686
Interest income (expense)	—	(24,724)	(6,636)	(7,259)	14,257	(24,362)
Debt refinancing costs	—	(290)	—	—	—	(290)
Income tax benefit (expense)	—	—	(32)	(8)	—	(40)

Net other income (expense)	—	(24,995)	(6,557)	(6,692)	14,257	(23,987)

Income (loss) from continuing operations	—	(28,102)	30,954	(3,055)	—	(203)
Income from discontinued operations	—	—	—	—	—	—

Equity in earnings of consolidated subsidiaries, net of income taxes	(203)	27,899	1,042	—	(28,738)	—

Net income	(203)	(203)	31,996	(3,055)	(28,738)	(203)
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—

Net income attributable to MPT common stockholders	$(203)	$(203)	$31,996	$(3,055)	$(28,738)	$(203)

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$84,543	$11,928	$(7,582)	$88,889
Straight-line rent	—	—	3,888	1,478	—	5,366
Income from direct financing leases	—	—	23,261	11,770	(10,552)	24,479
Interest and fee income	—	18,492	28,863	15,293	(31,733)	30,915

Total revenues	—	18,492	140,555	40,469	(49,867)	149,649
Expenses
Real estate depreciation and amortization	—	—	25,204	927	—	26,131
Impairment charges	—	289	21,975	27,864	—	50,128
Property-related	—	339	325	18,170	(18,134)	700
General and administrative	—	16,649	258	258	—	17,165
Acquisition expenses	—	2,886	161	—	—	3,047

Total operating expenses	—	20,163	47,923	47,219	(18,134)	97,171

Operating income (expense)	—	(1,671)	92,632	(6,750)	(31,733)	52,478
Other income (expense)
Other income (expense)	—	(30)	—	—	—	(30)
Earnings from equity and other interests	—	—	111	794	—	905
Interest income (expense)	—	(46,546)	(16,533)	(14,628)	31,733	(45,974)
Debt refinancing costs	—	(290)	—	—	—	(290)
Income tax benefit expense	—	—	32	(16)	—	16

Net other income (expense)	—	(46,866)	(16,390)	(13,850)	31,733	(45,373)

Income (loss) from continuing operations	—	(48,537)	76,242	(20,600)	—	7,105
Income (loss) from discontinued operations	—	—	—	(2)	—	(2)
Equity in earnings of consolidated subsidiaries net of income taxes	7,103	55,640	2,163	—	(64,906)	—

Net income	7,103	7,103	78,405	(20,602)	(64,906)	7,103
Net income (loss) attributable to non-controlling interests	(65)	(65)	—	—	65	(65)

Net income attributable to MPT common stockholders	$7,038	$7,038	$78,405	$(20,602)	$(64,841)	$7,038

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(203)	$(203)	$31,996	$(3,055)	$(28,738)	$(203)
Other comprehensive income:
Unrealized gain on interest rate swap	486	486	—	—	(486)	486
Foreign currency translation gain	73	73	—	—	(73)	73

Total comprehensive income	356	356	31,996	(3,055)	(29,297)	356
Comprehensive income attributable to non-controlling interests	—	—	—	—	—	—

Comprehensive income attributable to MPT common stockholders	$356	$356	$31,996	$(3,055)	$(29,297)	$356

Condensed Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$7,103	$7,103	$78,405	$(20,602)	$(64,906)	$7,103
Other comprehensive income:
Unrealized gain on interest rate swap	1,206	1,206	—	—	(1,206)	1,206
Foreign currency translation gain	46	46	—	—	(46)	46

Total comprehensive income	8,355	8,355	78,405	(20,602)	(66,158)	8,355
Comprehensive income attributable to non-controlling interests	(65)	(65)	—	—	65	(65)

Comprehensive income attributable to MPT common stockholders	$8,290	$8,290	$78,405	$(20,602)	$(66,093)	$8,290

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35)	$(41,011)	$106,136	$(14,835)	$—	$50,255
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(115,000)	—	—	(115,000)
Principal received on loans receivable	—	—	—	6,829	—	6,829
Net proceeds from sale of real estate	—	—	—	—	—	—
Investments in loans receivable	—	—	—	(5,601)	—	(5,601)
Construction in progress and other	—	(382)	(53,671)	(1,106)	—	(55,159)

Net cash provided by (used in) investing activities	—	(382)	(168,671)	122	—	(168,931)
Financing Activities
Revolving credit facilities, net	—	(105,000)	—	—	—	(105,000)
Additions to term debt, net of discount	—	425,000	—	—	—	425,000
Payments of term debt	—	(100,000)	—	(132)	—	(100,132)
Distributions paid	(71,686)	(71,809)	—	—	71,686	(71,809)
Proceeds from sale of common shares/units, net of offering costs	128,332	128,332	—	—	(128,332)	128,332
Lease deposits and other obligations to tenants	—	(404)	3,645	1,669	—	4,910
Net payments relating to intercompany financing	(56,611)	(122,015)	58,586	63,394	56,646	—
Debt issuance costs paid and other financing activities	—	(11,496)	—	—	—	(11,496)

Net cash provided by financing activities	35	142,608	62,231	64,931	—	269,805

Increase (decrease) in cash and cash equivalents for period	—	101,215	(304)	50,218	—	151,129

Effects of exchange rate changes on cash	—	—	(85)	—	—	(85)
Cash and cash equivalents at beginning of period	—	18,815	27,094	70	—	45,979

Cash and cash equivalents at end of period	$—	$120,030	$26,705	$50,288	$—	$197,023

Condensed Consolidated Balance Sheet

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,796,415	$69,040	$—	$1,865,455
Mortgage loans	—	—	285,106	103,650	—	388,756
Investment in direct financing leases	—	—	212,543	218,481	—	431,024

Gross investment in real estate assets	—	—	2,294,064	391,171	—	2,685,235
Accumulated depreciation and amortization	—	—	(151,624)	(8,152)	—	(159,776)

Net investment in real estate assets	—	—	2,142,440	383,019	—	2,525,459
Cash and cash equivalents	—	18,815	27,094	70	—	45,979
Interest and rent receivables	—	336	31,492	26,737	—	58,565
Straight-line rent receivables	—	—	37,015	8,814	—	45,829
Other loans	—	178	1,100	159,712	—	160,990
Net intercompany receivable	35,363	1,907,474	—	—	(1,942,837)	—
Investment in subsidiaries	1,344,598	825,153	42,407	—	(2,212,158)	—
Other assets	—	37,311	1,096	29,466	—	67,873

Total Assets	$1,379,961	$2,789,267	$2,282,644	$607,818	$(4,154,995)	$2,904,695

Liabilities and Equity
Liabilities
Debt, net	$—	$1,407,733	$—	$13,948	$—	$1,421,681
Accounts payable and accrued expenses	35,753	36,887	20,500	1,150	—	94,290
Net intercompany payable	—	—	1,556,634	386,203	(1,942,837)	—
Deferred revenue	—	232	17,866	6,016	—	24,114
Lease deposits and other obligations to tenants	—	(183)	18,163	2,422	—	20,402

Total liabilities	35,753	1,444,669	1,613,163	409,739	(1,942,837)	1,560,487
Total equity	1,344,208	1,344,598	669,481	198,079	(2,212,158)	1,344,208

Total Liabilities and Equity	$1,379,961	$2,789,267	$2,282,644	$607,818	$(4,154,995)	$2,904,695

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,051	$5,088	$(3,115)	$31,024
Straight-line rent	—	—	2,171	606	—	2,777
Income from direct financing leases	—	—	8,664	5,509	(4,943)	9,230
Interest and fee income	—	5,052	9,120	7,006	(7,085)	14,093

Total revenues	—	5,052	49,006	18,209	(15,143)	57,124
Expenses
Real estate depreciation and amortization	—	—	8,229	414	—	8,643
Property-related	—	104	335	8,267	(8,057)	649
General and administrative	—	7,674	—	(563)	—	7,111
Acquisition expenses	—	2,088	—	—	—	2,088

Total operating expenses	—	9,866	8,564	8,118	(8,057)	18,491

Operating income (loss)	—	(4,814)	40,442	10,091	(7,086)	38,633
Other income (expense)
Other income (expense)	—	(20)	—	(2)	—	(22)
Earnings from equity and other interests	—	—	233	943	—	1,176
Interest income (expense)	—	(14,726)	318	(7,319)	7,086	(14,641)
Income tax benefit (expense)	—	—	—	(115)	—	(115)

Net other income (expense)	—	(14,746)	551	(6,493)	7,086	(13,602)

Income (loss) from continuing operations	—	(19,560)	40,993	3,598	—	25,031
Income (loss) from discontinued operations	—	—	—	2,374	—	2,374
Equity in earnings of consolidated subsidiaries, net of income taxes	27,405	46,965	1,121	—	(75,491)	—

Net income	27,405	27,405	42,114	5,972	(75,491)	27,405
Net income (loss) attributable to non-controlling interests	(57)	(57)	—	—	57	(57)

Net income attributable to MPT common stockholders	$27,348	$27,348	$42,114	$5,972	$(75,434)	$27,348

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$58,657	$9,621	$(5,750)	$62,528
Straight-line rent	—	—	4,489	979	—	5,468
Income from direct financing leases	—	—	16,868	10,994	(9,876)	17,986
Interest and fee income	—	10,108	18,267	14,554	(14,174)	28,755

Total revenues	—	10,108	98,281	36,148	(29,800)	114,737
Expenses
Real estate depreciation and amortization	—	—	16,262	850	—	17,112
Property-related	—	276	537	15,875	(15,626)	1,062
General and administrative	—	14,419	—	458	—	14,877
Acquisition expenses	—	2,278	—	—	—	2,278

Total operating expenses	—	16,973	16,799	17,183	(15,626)	35,329

Operating income (loss)	—	(6,865)	81,482	18,965	(14,174)	79,408
Other income (expense)
Other income (expense)	—	(42)	—	(206)	—	(248)
Earnings from equity and other interests	—	—	233	1,435	—	1,668
Interest income (expense)	—	(30,243)	628	(14,624)	14,174	(30,065)
Income tax benefit (expense)	—	—	—	(167)	—	(167)

Net other income (expense)	—	(30,285)	861	(13,562)	14,174	(28,812)

Income (loss) from continuing operations	—	(37,150)	82,343	5,403	—	50,596
Income (loss) from discontinued operations	—	—	—	3,018	—	3,018
Equity in earnings of consolidated subsidiaries net of income taxes	53,614	90,764	2,242	—	(146,620)	—

Net income	53,614	53,614	84,585	8,421	(146,620)	53,614
Net income (loss) attributable to non-controlling interests	(110)	(110)	—	—	110	(110)

Net income attributable to MPT common stockholders	$53,504	$53,504	$84,585	$8,421	$(146,510)	$53,504

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$27,405	$27,405	$42,114	$5,972	$(75,491)	$27,405
Other comprehensive income:
Unrealized gain on interest rate swap	1,779	1,779	—	—	(1,779)	1,779

Total comprehensive income	29,184	29,184	42,114	5,972	(77,270)	29,184
Comprehensive income attributable to non-controlling interests	(57)	(57)	—	—	57	(57)

Comprehensive income attributable to MPT common stockholders	$29,127	$29,127	$42,114	$5,972	$(77,213)	$29,127

Condensed Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$53,614	$53,614	$84,585	$8,421	$(146,620)	$53,614
Other comprehensive income:
Unrealized gain on interest rate swap	2,606	2,606	—	—	(2,606)	2,606

Total comprehensive income	56,220	56,220	84,585	8,421	(149,226)	56,220
Comprehensive income attributable to non-controlling interests	(110)	(110)	—	—	110	(110)

Comprehensive income attributable to MPT common stockholders	$56,110	$56,110	$84,585	$8,421	$(149,116)	$56,110

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35)	$(29,090)	$83,872	$1,498	$—	$56,245

Investing Activities
Cash paid for acquisitions and other related investments	—	—	(75,000)	—	—	(75,000)
Principal received on loans receivable	—	—	—	3,293	—	3,293
Net proceeds from sale of real estate	—	—	—	18,409	—	18,409
Investments in loans receivable	—	—	—	(1,300)	—	(1,300)
Construction in progress and other	—	(621)	(33,144)	594	—	(33,171)

Net cash used in investing activities	—	(621)	(108,144)	20,996	—	(87,769)
Financing Activities
Revolving credit facilities, net	—	(85,000)	—	—	—	(85,000)
Payments of term debt	—	(11,000)	—	(124)	—	(11,124)
Distributions paid	(57,712)	(57,846)	—	—	57,712	(57,846)
Proceeds from sale of common stock/units, net of offering costs	172,853	172,853	—	—	(172,853)	172,853
Lease deposits and other obligations to tenants	—	(159)	558	1,117	—	1,516

Net payments relating to intercompany financing	(115,106)	1,417	22,149	(23,601)	115,141	—

Debt issuance costs paid and other financing activities	—	(114)	—	—	—	(114)

Net cash provided by (used in) financing activities	35	20,151	22,707	(22,608)	—	20,285

Increase in cash and cash equivalents for period	—	(9,560)	(1,565)	(114)	—	(11,239)
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$25,923	$—	$149	$—	$26,072

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European healthcare, and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and reference existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2013 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2014, there were no material changes to these policies, except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations.

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

At June 30, 2014, our portfolio consisted of 118 properties: 100 facilities (of the 110 facilities that we own, of which two are subject to long-term ground leases) are leased to 25 tenants, 10 are under development, and the remaining eight assets are in the form of mortgage loans to three operators. Our facilities consisted of 56 general acute care hospitals, 23 long-term acute care hospitals, 31 inpatient rehabilitation hospitals, two medical office buildings, and six wellness centers.

All of our investments are currently located in the United States and Europe.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2014	% of Total	For the Three Months Ended June 30, 2013	% of Total
General Acute Care Hospitals (A)	$45,599	59.6%	$33,237	58.2%
Long-term Acute Care Hospitals	13,338	17.4%	13,406	23.5%
Rehabilitation Hospitals	17,208	22.5%	10,065	17.6%
Wellness Centers	415	0.5%	416	0.7%

Total revenue	$76,560	100.0%	$57,124	100.0%

	For the Six Months Ended June 30, 2014	% of Total	For the Six Months Ended June 30, 2013	% of Total
General Acute Care Hospitals (A)	$86,986	58.1%	$66,820	58.3%
Long-term Acute Care Hospitals	27,096	18.1%	26,873	23.4%
Rehabilitation Hospitals	34,736	23.2%	20,214	17.6%
Wellness Centers	831	0.6%	830	0.7%

Total revenue	$149,649	100.0%	$114,737	100.0%

(A)	Includes two medical office buildings associated with two of our general acute care hospitals.

We have 39 employees as of August 6, 2014. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended June 30, 2014 Compared to June 30, 2013

Net income (loss) for the three months ended June 30, 2014, was ($0.2) million, compared to $27.3 million for the three months ended June 30, 2013. This decline is due to the $26.5 million impairment charge taken on our Monroe loan and other assets along with a $3.1 million real estate impairment charge taken on our Bucks County facility in the 2014 second quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $44.5 million, or $0.26 per diluted share for the 2014 second quarter as compared to $35.9 million, or $0.24 per diluted share for the 2013 second quarter. This 24% increase in FFO is primarily due to the increase in revenue from acquisitions made since June 2013 along with the completion of the First Choice development properties in 2014.

A comparison of revenues for the three month periods ended June 30, 2014 and 2013 is as follows, as adjusted in 2013 for discontinued operations (dollar amounts in thousands):

	2014	% of Total	2013	% of Total	Year over Year Change
Base rents	$45,928	60.0%	$31,024	54.3%	48.0%
Straight-line rents	3,178	4.2%	2,777	4.9%	14.4%
Income from direct financing leases	12,263	16.0%	9,230	16.2%	32.9%
Interest from loans and fee income	15,191	19.8%	14,093	24.6%	7.6%

Total revenue	$76,560	100.0%	$57,124	100.0%	34.0%

Our total revenue for the 2014 second quarter is up $19.4 million or 34.0% over the prior year. This increase is made up of the following:

•	Base rents – up $14.9 million over the prior year of which $0.9 million is from our annual escalation provisions in our leases, $12.5 million is from incremental revenue from acquisitions made in 2013, and $1.5 million is incremental revenue from development properties that were completed and put into service in 2013 and 2014.

•	Straight-line rents – up $0.4 million primarily due to incremental revenue from acquisitions made in 2013 partially offset by the write-off of unbilled rent related to our Gilbert property – see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $3.0 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases and $2.9 million is from incremental revenue from acquisitions made in 2013.

•	Interest from loans – up $1.1 million over the prior year of which $0.4 million is from our annual escalation provisions in our loans and $0.7 million is from new loans made since June 2013.

Real estate depreciation and amortization during the second quarter of 2014 increased to $12.4 million from $8.6 million in 2013, due to the incremental depreciation from the properties acquired since June 30, 2013 and the development properties completed in 2013 and 2014.

During the 2014 second quarter, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $26.5 million impairment charge on our Monroe facility – see Note 3 to Item 1 of this Form 10-Q for further details.

Acquisition expenses increased from $2.1 million in 2013 to $2.5 million in 2014 primarily as a result of the acquisition in the first quarter of 2014 and continued activity to pursue potential deals.

General and administrative expenses totaled $8.2 million for the 2014 second quarter, which is 10.7% of total revenues, down from 12.4% of total revenues in the prior year second quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $1.1 million from the prior year second quarter due to travel and international administrative expenses, which are up as a result of the growth and expansion of our company since the 2013 second quarter.

Interest expense, for the quarters ended June 30, 2014 and 2013, totaled $24.7 million and $14.6 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with our 2014 and 2013 Senior Unsecured Notes, the $150 million tack on offering to our 2012 Senior Unsecured Notes and our new Credit Facility – all of which closed after the 2013 second quarter. In addition, we recorded a $0.3 million refinancing charge in the 2014 second quarter related to the replacement of our old credit facility. Our weighted average interest rates was 5.9% for the quarter ended June 30, 2014, which is a slight decline from 6% in 2013. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income (loss) for the second quarter in both years was impacted by discontinued operations related to property disposals prior to 2014. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Six Months Ended June 30, 2014 Compared to June 30, 2013

Net income for the six months ended June 30, 2014, was $7.0 million compared to net income of $53.5 million for the six months ended June 30, 2013 primarily due to the $50.1 million of impairment charges taken in 2014 — See Note 3 to Item 1 of this Form 10-Q for further details. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $87.2 million, or $0.52 per diluted share for the first six months in 2014 as compared to $70.7 million, or $0.48 per diluted share for the first six months of 2013. This 23% increase in FFO is primarily due to the increase in revenue from acquisitions made subsequent to June 2013.

A comparison of revenues for the six month periods ended June 30, 2014 and 2013 is as follows (dollar amounts in thousands):

	2014	% of Total	2013	% of Total	Year over Year Change
Base rents	$88,889	59.4%	$62,528	54.5%	42.2%
Straight-line rents	5,366	3.6%	5,468	4.7%	(–0.2)%
Income from direct financing leases	24,479	16.3%	17,986	15.7%	36.1%
Interest from loans and fee income	30,915	20.7%	28,755	25.1%	7.5%

Total revenue	$149,649	100.0%	$114,737	100.0%	30.4%

Our total revenue for the first six months of 2014 is up $34.9 million or 30.4% over the prior year. This increase is made up of the following:

•	Base rents – up $26.4 million over the prior year of which $1.6 million is from our annual escalation provisions in our leases, $22.7 million is from incremental revenue from acquisitions made in the second half of 2013, and $3.0 million is incremental revenue from development properties that were completed and put into service in 2013 and 2014. Approximately $1 million of base rents were recorded in the first half of 2013 related to our Monroe property but none was recorded in the current year.

•	Straight-line rents – down ($0.1) million primarily due to the write-off of unbilled rent related to our Gilbert property partially offset by the increase due to acquisitions – see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $6.5 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases and $6.3 million is from incremental revenue from acquisitions made in 2013.

•	Interest from loans – up $2.2 million over the prior year of which $0.8 million is from our annual escalation provisions in our loans and $1.9 million is primarily from new loans made since June 2013 partially offset by the repayment of loans in late 2013 and 2014.

Real estate depreciation and amortization during the first six months of 2014 was $26.1 million, compared to $17.1 million in the same period of 2013 due to the incremental depreciation from the properties acquired since June 2013 and the development properties completed in 2013 and 2014.

Acquisition expenses increased from $2.3 million in 2013 to $3.0 million in 2014 primarily as a result of the acquisition in the 2014 first quarter and continued activity to pursue potential deals.

General and administrative expenses in the first two quarters of 2014 totaled $17.2 million, which is 11.5% of revenues down from 13.0% of revenues in the prior year as revenues are up over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $2.3 million from the prior year first six months due to higher compensation expense, travel and international administrative expenses, which are up as a result of the growth and expansion of our company since June 2013.

Interest expense for the first six months of 2014 and 2013 totaled $46.3 million and $30.1 million, respectively. This increase is primarily related to higher average debt balances in the current year associated with our 2014 and 2013 Senior Unsecured Notes, the $150 million tack on offering to our 2012 Senior Unsecured Notes and our new Credit Facility – all of which closed after the 2013 second quarter. In addition, we recorded a $0.3 million refinancing charge in the 2014 second quarter related to the replacement of our old credit facility. Our weighted average interest rates was 5.9% for the first six months of 2014, down slightly from 6% in 2013. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income (loss) for the first six months in both years was impacted by discontinued operations related to property disposals prior to 2014. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of FFO to net income attributable to MPT common stockholders for the three and six months ended June 30, 2014 and 2013 ($ amounts in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
FFO information:
Net income (loss) attributable to MPT common stockholders	$(203)	$27,348	$7,038	$53,504
Participating securities’ share in earnings	(195)	(179)	(404)	(372)

Net income (loss), less participating securities’ share in earnings	$(398)	$27,169	$6,634	$53,132
Depreciation and amortization:
Continuing operations	12,442	8,643	26,131	17,112
Discontinued operations	—	75	—	253
Real estate impairment charges	5,974	—	5,974	—
Loss (gain) on sale of real estate	—	(2,054)	—	(2,054)

Funds from operations	$18,018	$33,833	$38,739	$68,443
Write-off of straight line rent	—	—	950	—
Loan and other impairment charge	23,657	—	44,154	—
Debt refinancing costs	290	—	290	—
Acquisition costs	2,535	2,088	3,047	2,278

Normalized funds from operations	$44,500	$35,921	$87,180	$70,721

Per diluted share data:
Net income (loss), less participating securities’ share in earnings	$—	$0.18	$0.04	$0.36
Depreciation and amortization:
Continuing operations	0.07	0.06	0.16	0.12
Discontinued operations	—	—	—	—
Real estate impairment charges	0.03	—	0.03	—
Loss (gain) on sale of real estate	—	(0.02)	—	(0.01)

Funds from operations	$0.10	$0.22	$0.23	$0.47
Write-off of straight line rent	—	—	0.01	—
Loan and other impairment charge	0.14	—	0.26	—
Debt refinancing costs	—	—	—	—
Acquisition costs	0.02	0.02	0.02	0.01

Normalized funds from operations	$0.26	$0.24	$0.52	$0.48

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of June 30, 2014, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$6,985	$134,555	$—	$—	$141,540
2011, 2012 and 2014 Senior Unsecured Notes	70,392	139,500	139,500	1,311,313	1,660,705
2013 Senior Unsecured Notes(5)	15,746	31,492	31,492	297,459	376,189
Revolving credit facility(2)	2,625	5,250	2,625	—	10,500
Term loans	3,809	7,625	143,684	—	155,118
Operating lease commitments(3)	2,731	5,535	5,349	42,029	55,644
Purchase obligations(4)	70,834	—	—	—	70,834

Totals	$173,122	$323,957	$322,650	$1,650,801	$2,470,530

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.
(2)	As of June 19, 2014, we have a new $775 million revolving credit facility that replaced our previous $400 million facility. However, this tables assumes balance and rate in effect at June 30, 2014 (which was $— million as of June 30, 2014) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $68.9 million of future expenditures related to development projects.
(5)	Our 2013 Senior Unsecured Notes are Euro-denominated. We used the exchange rate at June 30, 2014, (or 1.37) in preparing this table.

LIQUIDITY AND CAPITAL RESOURCES

2014 Cash Flow Activity

During the six months ended June 30, 2014, we generated $50.3 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $71.8 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our $115 million property acquisition on March 31, 2014, to fund other investment activities, and to pay down our revolving credit facility, we did the following:

a)	On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100.2 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

b)	On April 17, 2014, we completed a $300 million senior unsecured notes offering.

c)	On June 19, 2014, we closed on a new $900 million senior unsecured credit facility (the “Credit Facility”). The Credit Facility is comprised of a $775 million senior unsecured revolving credit facility and a $125 million senior unsecured term loan facility. The Credit Facility replaces our previous $400 million unsecured revolving credit facility and $100 million unsecured term loan.

2013 Cash Flow Activity

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

Short-term Liquidity Requirements: As of June 30, 2014, we have less than $0.2 million in debt principal payments due in 2014 — see debt maturity schedule below. At August 6, 2014, our availability under our revolving credit facility plus cash on-hand (including the proceeds received from the sale of our Bucks facility) approximated $950 million. In addition, we established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $12.5 million has been sold through August 6, 2014) which may be used for general corporate purposes as needed. We believe that the liquidity available to us, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), dividends in order to comply with REIT requirements, and our current investment strategies for the next twelve months.

Long-term Liquidity Requirements: As of June 30, 2014, we have less than $0.5 million in debt principal payments due between now and July 2016 . With our liquidity at August 6, 2014 of approximately $950 million along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) for the next several years. We also believe such liquidity is sufficient to cover our current investment goals.

However, if such liquidity is not enough or if we engage in acquisitions at levels significantly greater than our current plan, we may need additional capital, which we believe is currently available in the market such as the following:

•	amending or entering into new bank term loans,

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements, and/or

•	proceeds from strategic property sales,

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of June 30, 2014, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2014	$134
2015	283
2016	125,298
2017	320
2018	12,781
Thereafter	1,498,840

Total	$1,637,656

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2014:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2014, our outstanding debt totaled $1.6 billion, which consisted of fixed-rate debt of $1.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $125.0 million. If market interest rates increase by one percentage point, the fair value of our fixed rate debt at June 30, 2014 would decrease by $8.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $125 million, the balance of such variable rate debt at June 30, 2014.

Foreign Currency Sensitivity

With our acquisition of the properties in Germany in 2013, we are subject to fluctuations in U.S. and Euro currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Euro relative to the US dollar may impact the amount of net income we report. Based solely on operating results for the first six month of 2014 and on an annualized basis, if the Euro exchange rate were to change by 1%, our net income would change by less than $0.1 million.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

4.1(1)	Fifth Supplemental Indenture, dated April 17, 2014, to Indenture dated October 10, 2013, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.2	Sixth Supplemental Indenture, dated June 30, 2014, to Indenture dated October 10, 2013, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.3	Twelfth Supplemental Indenture, dated June 30, 2014, to Indenture dated February 17, 2012, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.4	Fifteenth Supplemental Indenture, dated June 30, 2014, to Indenture dated April 26, 2011, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

10.1(2)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on April 23, 2014.

(2)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on June 25, 2014.

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

Date: August 11, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Fifth Supplemental Indenture, dated April 17, 2014, to Indenture dated October 10, 2013, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.2	Sixth Supplemental Indenture, dated June 30, 2014, to Indenture dated October 10, 2013, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.3	Twelfth Supplemental Indenture, dated June 30, 2014, to Indenture dated February 17, 2012, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

4.4	Fifteenth Supplemental Indenture, dated June 30, 2014, to Indenture dated April 26, 2011, among the Company, the Operating Partnership, MPT Finance, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee.

10.1(2)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on April 23, 2014.

(2)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on June 25, 2014.