Form 10-Q
period 2014-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2014-11-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (MPT Operating Partnership, L.P. only)	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 6, 2014, Medical Properties Trust, Inc. had 172,454,688 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2014, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,061,183	$1,865,455
Mortgage loans	385,093	388,756
Net investment in direct financing leases	436,386	431,024

Gross investment in real estate assets	2,882,662	2,685,235
Accumulated depreciation and amortization	(191,282)	(159,776)

Net investment in real estate assets	2,691,380	2,525,459
Cash and cash equivalents	132,812	45,979
Interest and rent receivables	50,240	58,565
Straight-line rent receivables	56,403	45,829
Other loans	147,418	160,990
Other assets	90,887	67,873

Total Assets	$3,169,140	$2,904,695

Liabilities and Equity
Liabilities
Debt, net	$1,618,981	$1,421,681
Accounts payable and accrued expenses	85,426	94,290
Deferred revenue	30,830	24,114
Lease deposits and other obligations to tenants	26,797	20,402

Total liabilities	1,762,034	1,560,487
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 171,626 shares at September 30, 2014 and 161,310 shares at December 31, 2013	172	161
Additional paid in capital	1,752,885	1,618,054
Distributions in excess of net income	(337,817)	(264,804)
Accumulated other comprehensive loss	(7,872)	(8,941)
Treasury shares, at cost	(262)	(262)

Total Equity	1,407,106	1,344,208

Total Liabilities and Equity	$3,169,140	$2,904,695

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Rent billed	$48,063	$31,544	$136,952	$94,072
Straight-line rent	5,282	2,884	10,648	8,352
Income from direct financing leases	12,308	11,298	36,787	29,284
Interest and fee income	15,124	14,380	46,039	43,136

Total revenues	80,777	60,106	230,426	174,844
Expenses
Real estate depreciation and amortization	13,354	8,714	39,485	25,827
Impairment charges	—	—	50,128	—
Property-related	700	458	1,401	1,520
General and administrative	8,672	6,285	25,836	21,162
Acquisition expenses	4,886	4,179	7,933	6,457

Total operating expenses	27,612	19,636	124,783	54,966

Operating income	53,165	40,470	105,643	119,878
Other income (expense)
Other income (expense)	75	3	44	(245)
Earnings from equity and other interests	1,153	843	2,059	2,511
Interest expense	(25,481)	(15,830)	(71,455)	(45,896)
Debt refinancing costs	—	—	(290)	—
Income tax benefit (expense)	(249)	(94)	(232)	(261)

Net other expense	(24,502)	(15,078)	(69,874)	(43,891)

Income from continuing operations	28,663	25,392	35,769	75,987
Income (loss) from discontinued operations	—	311	(2)	3,330

Net income	28,663	25,703	35,767	79,317
Net income attributable to non-controlling interests	(126)	(55)	(192)	(165)

Net income attributable to MPT common stockholders	$28,537	$25,648	$35,575	$79,152

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.16	$0.21	$0.51
Income (loss) from discontinued operations attributable to MPT common stockholders	—	—	—	0.02

Net income attributable to MPT common stockholders	$0.16	$0.16	$0.21	$0.53

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.16	$0.16	$0.21	$0.51
Income (loss) from discontinued operations attributable to MPT common stockholders	—	—	—	0.02

Net income attributable to MPT common stockholders	$0.16	$0.16	$0.21	$0.53

Weighted average shares outstanding:
Basic	171,893	154,758	169,195	148,204
Diluted	172,639	155,969	169,852	149,517
Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$28,663	$25,703	$35,767	$79,317
Other comprehensive income (loss):
Unrealized gain on interest rate swap	1,136	182	2,342	2,788
Foreign currency translation loss	(1,319)	—	(1,273)	—

Total comprehensive income	28,480	25,885	36,836	82,105
Comprehensive income attributable to non-controlling interests	(126)	(55)	(192)	(165)

Comprehensive income attributable to MPT common stockholders	$28,354	$25,830	$36,644	$81,940

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$35,767	$79,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,403	27,000
Straight-line rent revenue	(11,599)	(8,260)
Straight-line rent write-off	950	—
Impairment charges	50,128	—
Direct financing lease interest accretion	(4,954)	(4,106)
Share-based compensation	6,571	6,019
Gain on sale of real estate	—	(2,054)
Amortization and write-off of deferred financing costs and debt discount	3,731	2,624
Other adjustments	1,175	4,156
Changes in:
Interest and rent receivables	(12,957)	(9,216)
Accounts payable and accrued expenses	(13,471)	6,084

Net cash provided by operating activities	95,744	101,564
Investing activities
Cash paid for acquisitions and other related investments	(182,982)	(371,500)
Principal received on loans receivable	8,381	4,694
Net proceeds from sale of real estate	34,649	18,409
Investment in loans receivable	(9,102)	(1,445)
Construction in progress and other	(97,002)	(63,422)

Net cash used for investing activities	(246,056)	(413,264)
Financing activities
Revolving credit facilities, net	(105,000)	(80,000)
Additions to term debt	425,000	153,000
Payments of term debt	(100,197)	(11,185)
Distributions paid	(108,026)	(87,928)
Proceeds from sale of common shares, net of offering costs	128,270	313,319
Lease deposits and other obligations to tenants	10,879	3,589
Debt issuance costs paid and other financing activities	(11,757)	(4,282)

Net cash provided by financing activities	239,169	286,513

Increase (decrease) in cash and cash equivalents for period	88,857	(25,187)
Effect of exchange rate changes	(2,024)	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$132,812	$12,124

Interest paid	$62,826	$38,997
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,277	$32,381

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,061,183	$1,865,455
Mortgage loans	385,093	388,756
Net investment in direct financing leases	436,386	431,024

Gross investment in real estate assets	2,882,662	2,685,235
Accumulated depreciation and amortization	(191,282)	(159,776)

Net investment in real estate assets	2,691,380	2,525,459
Cash and cash equivalents	132,812	45,979
Interest and rent receivables	50,240	58,565
Straight-line rent receivables	56,403	45,829
Other loans	147,418	160,990
Other assets	90,887	67,873

Total Assets	$3,169,140	$2,904,695

Liabilities and Capital
Liabilities
Debt, net	$1,618,981	$1,421,681
Accounts payable and accrued expenses	49,197	58,538
Deferred revenue	30,830	24,114
Lease deposits and other obligations to tenants	26,797	20,402
Payable due to Medical Properties Trust, Inc.	35,839	35,362

Total liabilities	1,761,644	1,560,097
Capital
General Partner — issued and outstanding — 1,711 units at September 30, 2014 and 1,608 units at December 31, 2013	14,164	13,541
Limited Partners:
Common units — issued and outstanding — 169,915 units at September 30, 2014 and 159,702 units at December 31, 2013	1,401,204	1,339,998
LTIP units — issued and outstanding — 363 units at September 30, 2014 and 292 units at December 31, 2013	—	—
Accumulated other comprehensive loss	(7,872)	(8,941)

Total capital	1,407,496	1,344,598

Total Liabilities and Capital	$3,169,140	$2,904,695

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2014	2013	2014	2013
Revenues
Rent billed	$48,063	$31,544	$136,952	$94,072
Straight-line rent	5,282	2,884	10,648	8,352
Income from direct financing leases	12,308	11,298	36,787	29,284
Interest and fee income	15,124	14,380	46,039	43,136

Total revenues	80,777	60,106	230,426	174,844
Expenses
Real estate depreciation and amortization	13,354	8,714	39,485	25,827
Impairment charges	—	—	50,128	—
Property-related	700	458	1,401	1,520
General and administrative	8,672	6,285	25,836	21,162
Acquisition expenses	4,886	4,179	7,933	6,457

Total operating expenses	27,612	19,636	124,783	54,966

Operating income	53,165	40,470	105,643	119,878
Other income (expense)
Interest and other income (expense)	75	3	44	(245)
Earnings from equity and other interests	1,153	843	2,059	2,511
Interest expense	(25,481)	(15,830)	(71,455)	(45,896)
Debt refinancing costs	—	—	(290)	—
Income tax benefit (expense)	(249)	(94)	(232)	(261)

Net other expense	(24,502)	(15,078)	(69,874)	(43,891)

Income from continuing operations	28,663	25,392	35,769	75,987
Income (loss) from discontinued operations	—	311	(2)	3,330

Net income	28,663	25,703	35,767	79,317
Net income attributable to non-controlling interests	(126)	(55)	(192)	(165)

Net income attributable to MPT Operating Partnership partners	$28,537	$25,648	$35,575	$79,152

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.16	$0.21	$0.51
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	0.02

Net income attributable to MPT Operating Partnership partners	$0.16	$0.16	$0.21	$0.53

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.16	$0.16	$0.21	$0.51
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	0.02

Net income attributable to MPT Operating Partnership partners	$0.16	$0.16	$0.21	$0.53

Weighted average units outstanding:
Basic	171,893	154,758	169,195	148,204
Diluted	172,639	155,969	169,852	149,517
Dividends declared per common unit	$0.21	$0.20	$0.63	$0.60

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$28,663	$25,703	$35,767	$79,317
Other comprehensive income (loss):
Unrealized gain on interest rate swap	1,136	182	2,342	2,788
Foreign currency translation loss	(1,319)	—	(1,273)	—

Total comprehensive income	28,480	25,885	36,836	82,105
Comprehensive income attributable to non-controlling interests	(126)	(55)	(192)	(165)

Comprehensive income attributable to MPT Operating Partnership partners	$28,354	$25,830	$36,644	$81,940

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$35,767	$79,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,403	27,000
Straight-line rent revenue	(11,599)	(8,260)
Straight-line rent write-off	950	—
Impairment charges	50,128	—
Direct financing lease interest accretion	(4,954)	(4,106)
Share-based compensation	6,571	6,019
Gain on sale of real estate	—	(2,054)
Amortization and write-off of deferred financing costs and debt discount	3,731	2,624
Other adjustments	1,175	4,156
Changes in:
Interest and rent receivable	(12,957)	(9,216)
Accounts payable and accrued expenses	(13,471)	6,084

Net cash provided by operating activities	95,744	101,564
Investing activities
Cash paid for acquisitions and other related investments	(182,982)	(371,500)
Principal received on loans receivable	8,381	4,694
Proceeds from sale of real estate	34,649	18,409
Investment in loans receivable	(9,102)	(1,445)
Construction in progress and other	(97,002)	(63,422)

Net cash used for investing activities	(246,056)	(413,264)
Financing activities
Revolving credit facilities, net	(105,000)	(80,000)
Additions to term debt	425,000	153,000
Payments of term debt	(100,197)	(11,185)
Distributions paid	(108,026)	(87,928)
Proceeds from sale of units, net of offering costs	128,270	313,319
Lease deposits and other obligations to tenants	10,879	3,589
Debt issuance costs paid and other financing activities	(11,757)	(4,282)

Net cash provided by financing activities	239,169	286,513

Increase (decrease) in cash and cash equivalents for period	88,857	(25,187)
Effect of exchange rate changes	(2,024)	—
Cash and cash equivalents at beginning of period	45,979	37,311

Cash and cash equivalents at end of period	$132,812	$12,124

Interest paid	$62,826	$38,997
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$36,277	$32,381

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are located in the United States and Europe.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, there were no material changes to these policies, except as noted below with respect to discontinued operations.

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

Variable Interest Entities

At September 30, 2014, we had loans to and/or equity investments in several variable interest entities (“VIEs”) for which we are not the primary beneficiary. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$256,193	Mortgage and other loans	$210,528
Equity investments	$47,095	Other assets	$5,293

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investee) that most significantly impact the VIE’s economic performance. As of September 30, 2014, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls) except as discussed in Note 3 related to the debtor-in-possession financing commitment to Monroe.

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2014 Activity

On September 19, 2014, we acquired an acute care hospital in Fairmont, West Virginia for an aggregate purchase price of $15 million from Alecto Healthcare Services. The facility was simultaneously leased back to the seller under a 15-year initial term with three five-year extension options. In addition, we made a $5 million working capital loan to the tenant with a five year term and a commitment to fund up to $5 million in capital improvements.

On July 1, 2014, we acquired an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. The sale/leaseback transaction, excluding any transfer taxes, is valued at approximately £28.3 million (approximately $48.0 million). The lease has an initial term of 15-years with a tenant option to extend the lease for an additional 15 years. The lease includes annual rent increases, which will equal the year-over-year change in the retail price index with a floor of 2% and a cap of 5%. With the transaction, we incurred approximately £1.1 (approximately $1.9 million) million of transfer and other taxes that have been expensed as acquisition costs.

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

2013 Activity

On September 26, 2013, we acquired three general acute care hospitals from affiliates of IASIS Healthcare LLC (“IASIS”) for a combined purchase price of $281.3 million. Each of the facilities were leased back to IASIS under leases with initial 15-year terms plus two renewal options of five years each, and consumer price-indexed rent increases limited to a 2.5% ceiling annually. The lessees have a right of first refusal option with respect to subsequent proposed sales of the facilities. All of our leases with affiliates of IASIS are cross-defaulted with each other. In addition to the IASIS acquisitions transactions, we amended our lease with IASIS for the Pioneer Valley Hospital in West Valley City, Utah, which extended the lease to 2028 from 2019 and adjusted the rent.

On July 18, 2013, we acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital). The total purchase price was $10.5 million including $0.5 million for adjacent land. The facility is leased to an affiliate of Ernest Health Inc. (“Ernest”) under the master lease agreement entered into with Ernest in 2012 that initially provided for a 20-year term with three five-year extension options, plus consumer price-indexed rent increases, limited to a 2% floor and 5% ceiling annually. This lease is accounted for as a direct financing lease (“DFL”). In addition, we made a $5.3 million loan on this property with terms similar to the lease terms.

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

As part of these acquisitions, we acquired the following assets during the first nine months:

	2014	2013
Assets Acquired
Land	$13,058	$16,220
Building	152,096	265,030
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	12,828	—
Net investments in direct financing leases	—	85,000
Other loans	5,000	5,250

Total assets acquired	$182,982	$371,500

The purchase price allocation attributable to the facilities acquired in 2014 along with the facilities acquired from RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”) in the 2013 fourth quarter is preliminary as we are waiting on additional information to perform our final analysis. When all relevant information is obtained, and if changes to our provisional purchase price allocations are needed, we will retrospectively adjust to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Development Activities

During the first nine months of 2014, we completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital – This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•	Oakleaf Surgical Hospital – This $30.5 million acute care facility located in Altoona, Wisconsin. This facility is leased to National Surgical Hospitals for 15 years and contains two renewal options of five years each plus an additional option for nearly another five years, and the rent increases annually based on changes in the consumer price-index.

•	First Choice ER (a subsidiary of Adeptus Health) – We completed 16 acute care facilities for this tenant during 2014 totaling approximately $73.7 million. These facilities are leased pursuant to the master lease entered into in 2013.

On August 15, 2014 we executed a binding $8.7 million agreement with Health Care Authority for University of Alabama Birmingham (UAB) Medical West, an Affiliate of UAB Health System for the development of a freestanding emergency department and medical office building. The facilities will be leased to Medical West under 15 year initial lease terms with four extension options of five years each. We began construction on this facility in September 2014 and expect the facility to be completed in the second quarter of 2015.

On July 29, 2014, we executed a binding $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments. These facilities will be leased to Adeptus Health pursuant to a new master lease agreement that has a 15-year initial term with three extension options of five years each that provides for annual rent increases based on changes in the consumer price index with a 2% minimum. This new master lease agreement is cross-defaulted with the original master lease executed with First Choice ER in 2013. We began construction on one of these facilities in the 2014 third quarter pursuant to the master funding and development agreement.

In regards to our Twelve Oaks facility, approximately 55% of this facility is being occupied, pursuant to a 15 year lease.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of September 30, 2014	Estimated Completion Date
First Choice ER—Commerce City	Denver, CO	Acute Care Hospital	Adeptus Health	$5,372	$1,924	4Q 2014
UAB Medical West	Hoover, AL	Acute Care Hospital & Medical Office Building	Medical West, an affiliate of UAB	8,653	257	2Q 2015
First Choice ER—Summerwood	Houston, TX	Acute Care Hospital	Adeptus Health	6,015	1,535	2Q 2015
First Choice – Various	Various	Acute Care Hospital	Adeptus Health	143,985	—	Various

				$164,025	$3,716

Disposals

On May 20, 2014, the tenant of our Bucks facility gave notice of their intent to exercise the lease’s purchase option. Pursuant to this purchase option, the tenant acquired the facility on August 6, 2014 for $35 million. We wrote down this facility to fair market value less cost to sell, resulting in a $3.1 million real estate impairment charge in the 2014 second quarter. The sale of the Bucks facility is not a strategic shift in our operations, and therefore the results of the Bucks operations have not been reclassified as discontinued operations.

In April 2013, we sold two long-term acute care hospitals, Summit Hospital of Southeast Arizona and Summit Hospital of Southeast Texas, for total proceeds of $18.5 million, resulting in a gain of $2.1 million.

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 13 Ernest facilities and five Prime facilities which are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of September 30, 2014	As of December 31, 2013
Minimum lease payments receivable	$1,615,867	$1,647,567
Estimated residual values	212,266	211,863
Less: Unearned income	(1,391,747)	(1,428,406)

Net investment in direct financing leases	$436,386	$431,024

Monroe Facility

As of September 30, 2014 and December 31, 2013, our net investment (exclusive of the related real estate) in Monroe was as follows:

	As of September 30, 2014	As of December 31, 2013
Loans	$35,443	$31,341
Less: Loan impairment reserve	(32,943)	(12,000)

Loans, net	2,500	19,341
Interest, rent and other receivables	—	20,972

Net investment	$2,500	$40,313

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

In July 2014, we entered into an agreement with Prime to manage the Monroe Hospital. In addition, we entered into a non-binding letter of intent with Prime to lease the facility for initial cash rents of $2.1 million. These agreements contemplate a bankruptcy filing by the existing tenant and do not provide us with any recovery on the past due receivables. Based on these new developments and the fair value of our real estate and the underlying collateral of our loan (using Level 2 inputs), we recorded a $26.5 million impairment charge in the 2014 second quarter. As of September 30, 2014, the bankruptcy of the existing tenant is progressing as planned. In July 2014, the new third party, Prime, was awarded the operations of the Monroe facility, and we expect for them to take over operations and begin leasing the facility from us in the near term. As part of the bankruptcy process, we agreed to provide up to $5 million in debtor-in-possession financing of which we have provided $2.5 million as of September 30, 2014 and another $1 million on October 31, 2014. At September 30, 2014, our investment in Monroe is $27.5 million which we believe is fully recoverable. However, no assurances can be made that we will not have additional impairment charges in the future.

Florence facility

On March 6, 2013, the tenant of our facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At September 30, 2014, we have approximately $1 million of outstanding receivables but the tenant continues to pay us in accordance with bankruptcy orders. We have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not made. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Florence of $27.6 million at September 30, 2014, is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; however, we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. At September 30, 2014, we have $0.1 million of outstanding receivables, which we believe are collectible. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of $14.2 million at September 30, 2014, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2014	As of December 31, 2013
Mortgage loans	$385,093	$388,756
Acquisition loans	108,028	109,655
Working capital and other loans	36,038	47,983
Convertible loan	3,352	3,352

	$532,511	$549,746

The decrease in our working capital and other loans is primarily due to the impairment charge incurred on our Monroe loan during 2014 (– see Note 3, Leasing Operations for further discussion) partially offset by new loans or advances made.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At September 30, 2014, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended September 30, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 26.4% and 33.9%, respectively, of total revenue. For the nine months ended September 30, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 27.8% and 32.6%, respectively, of total revenue. From an investment concentration perspective, Prime represented 22.5% and 24.5% of our total assets at September 30, 2014 and December 31, 2013, respectively.

For the three months ended September 30, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.3% and 20.8%, respectively, of total revenue. For the nine months ended September 30, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.7% and 20.6%, respectively, of total revenue. From an investment concentration perspective, Ernest represented 15.3% and 15.9% of our total assets at September 30, 2014 and December 31, 2013, respectively.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of September 30, 2014.

From a geographic perspective, investments located in California represented 17.2% of our total assets at September 30, 2014, down from 18.7% at December 31, 2013. Investments located in Texas represented 22.5% of our total assets at September 30, 2014, down slightly from 22.7% at December 31, 2013. In addition, we further expanded our portfolio into Europe with the RHM portfolio acquisition in 2013 and the Circle (Bath) acquisition this quarter, which represents less than 9% of total assets at September 30, 2014.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of September 30, 2014		As of December 31, 2013
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$—	Variable	$105,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,610	—	2,873	—

	352,610		352,873
2013 Senior Unsecured Notes (A)	252,620	5.750%	274,860	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	—	—
Term loans	138,751	Various	113,948	Various

	$1,618,981		$1,421,681

(A)	These notes are Euro-denominated and reflect the exchange rates at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2014	$69
2015	283
2016	125,298
2017	320
2018	12,781
Thereafter	1,477,620

Total	$1,616,371

Credit Facility

On June 19, 2014, we closed on a new $900 million senior unsecured credit facility (the “Credit Facility”). The Credit Facility is comprised of a $775 million senior unsecured revolving credit facility (the “Revolving credit facility”) and a $125 million senior unsecured term loan facility (the “Term Loan”). The Credit Facility has an accordion feature that allows us to expand the size of the facility by up to $250 million through increases to the Revolving credit facility, Term Loan, both or as a separate term loan tranche (See Note 11 for further update on the accordion feature). The Credit Facility replaced our existing $400 million unsecured revolving credit facility and $100 million unsecured term loan. This transaction resulted in a refinancing charge of approximately $0.3 million in the 2014 second quarter.

The Revolving credit facility matures in June 2018 and can be extended for an additional 12 months at our option. The Revolving credit facility’s interest rate is (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread initially set at 1.00%, but that is adjustable from 0.70% to 1.25% based on current total leverage, or (2) LIBOR plus a spread initially set at 2.00%, but that is adjustable from 1.70% to 2.25% based on current total leverage. The pricing grid for the Revolving credit facility may be further adjusted subject to an investment grade rating being obtained. In addition to interest expense, we are required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.25% to 0.35% per year. At September 30, 2014, we had no borrowings outstanding on the Revolving credit facility.

The Term Loan matures in June 2019. The Term Loan’s interest rate is (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread initially set at 0.95%, but that is adjustable from 0.60% to 1.20% based on current total leverage, or (2) LIBOR plus a spread initially set at 1.95%, but that is adjustable from 1.60% to 2.20% based on current total leverage. The pricing grid for the Term Loan may be similarly adjusted subject to an investment grade rating being obtained. At September 30, 2014, the interest rate in effect was 2.11%.

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

Interest Rate Swap

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $6.7 million and $9.0 million as of September 30, 2014 and December 31, 2013, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We designated our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness in the periods; therefore, there was no income statement effect recorded during the three and nine month periods ended September 30, 2014 or 2013. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At September 30, 2014 and December 31, 2013, we had $3.5 million and $5.0 million, respectively, posted as collateral, which is currently reflected in other assets on our consolidated balance sheets.

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2014, we were in compliance with all such financial and operating covenants.

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

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During the first nine months of 2014, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.21 per share resulting in total proceeds, net of commission, of $12.3 million.

On August 20, 2013, we completed an offering of 11.5 million shares of common stock (including 1.5 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $12.75 per share, resulting in net proceeds (after underwriting discount and expenses) of $140.4 million.

On February 28, 2013, we completed an offering of 12.7 million shares of our common stock (including 1.7 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $14.25 per share, resulting in net proceeds (after underwriting discount and expenses) of $172.9 million.

MPT Operating Partnership, L.P.

At September 30, 2014, the Company has a 99.9% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the nine months ended September 30, 2014 and 2013, the partnership issued 9.8 million and 24.2 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 6,436,291 shares remain available for future stock awards as of September 30, 2014. We awarded the following during the nine months ended September 2014 and 2013:

Time-based awards—We granted 345,984 and 258,736 shares in 2014 and 2013, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees were awarded 324,754 and 222,566 of performance based awards in 2014 and 2013, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017 (for the 2013 awards) and December 31, 2018 (for the 2014 awards). Dividends on these awards are paid only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2014		December 31, 2013
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$50,240	$44,091	$58,565	$44,415
Loans (1)	335,061	350,770	351,713	358,383
Debt, net	(1,618,981)	(1,698,142)	(1,421,681)	(1,486,090)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At September 30, 2014, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loans	97,450	97,450	Other loans
Equity investments	3,300	3,300	Other assets

	$200,750	$200,750

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at September 30, 2014.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(442)
- 100 basis points	442

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first nine months of 2014.

8. Discontinued Operations

The following table presents the results of discontinued operations, which include the revenue and expenses of facilities disposed of in 2013, for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$387	$—	$1,625
Gain on sale	—	—	—	2,054
Income	—	311	(2)	3,330
Earnings per share/unit — diluted	$—	$—	$—	$0.02

9. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2014	2013
Numerator:
Income from continuing operations	$28,663	$25,392
Non-controlling interests’ share in continuing operations	(126)	(55)
Participating securities’ share in earnings	(179)	(166)

Income from continuing operations, less participating securities’ share in earnings	28,358	25,171
Income from discontinued operations attributable to MPT common stockholders	—	311

Net income, less participating securities’ share in earnings	$28,358	$25,482

Denominator:
Basic weighted-average common shares	171,893	154,758
Dilutive potential common shares	746	1,211

Dilutive weighted-average common shares	172,639	155,969

	For the Nine Months Ended September 30,
	2014	2013
Numerator:
Income from continuing operations	$35,769	$75,987
Non-controlling interests’ share in continuing operations	(192)	(165)
Participating securities’ share in earnings	(584)	(538)

Income from continuing operations, less participating securities’ share in earnings	34,993	75,284
Income (loss) from discontinued operations attributable to MPT common stockholders	(2)	3,330

Net income, less participating securities’ share in earnings	$34,991	$78,614

Denominator:
Basic weighted-average common shares	169,195	148,204
Dilutive potential common shares	657	1,313

Dilutive weighted-average common shares	169,852	149,517

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2014	2013
Numerator:
Income from continuing operations	$28,663	$25,392
Non-controlling interests’ share in continuing operations	(126)	(55)
Participating securities’ share in earnings	(179)	(166)

Income from continuing operations, less participating securities’ share in earnings	28,358	25,171
Income from discontinued operations attributable to MPT Operating Partnership partners	—	311

Net income, less participating securities’ share in earnings	$28,358	$25,482

Denominator:
Basic weighted-average units	171,893	154,758
Dilutive potential units	746	1,211

Dilutive weighted-average units	172,639	155,969

	For the Nine Months Ended September 30,
	2014	2013
Numerator:
Income from continuing operations	$35,769	$75,987
Non-controlling interests’ share in continuing operations	(192)	(165)
Participating securities’ share in earnings	(584)	(538)

Income from continuing operations, less participating securities’ share in earnings	34,993	75,284
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(2)	3,330

Net income, less participating securities’ share in earnings	$34,991	$78,614

Denominator:
Basic weighted-average units	169,195	148,204
Dilutive potential units	657	1,313

Dilutive weighted-average units	169,852	149,517

10. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

11. Subsequent Events

Median Acquisition and Financing

On October 15, 2014, we entered into definitive agreements pursuant to which we will acquire substantially all the real estate assets of Median Kliniken S.à r.l. (“Median”), a German provider of post-acute and acute rehabilitation services, for an aggregate purchase price that is expected to be approximately €705 million, (or $900 million). The portfolio includes 38 rehabilitation hospitals and two acute care hospitals located across 12 states in the Federal Republic of Germany.

We expect to consummate the transaction through a two step process in partnership with affiliates of Waterland Private Equity Fund V C.V. (“Waterland”). In the first step, an affiliate of Waterland will acquire 94.9% of the outstanding equity interest in Median pursuant to a stock purchase agreement with Median’s current owners. We will indirectly acquire the remaining 5.1% of the outstanding equity interest and provide interim loans in aggregate amounts up to the expected purchase price of the real estate assets. The consummation of the Median acquisition is subject to customary closing conditions, including German antitrust clearance. The loans we make will bear interest at a rate similar to the initial lease rate under the sale and leaseback transactions described below.

Concurrently with or as soon as practical following the closing of the Median acquisition, we will acquire substantially all of Median’s real estate assets under a sale and leaseback agreement. We will either assume or novate any third party debt attributable to the real estate assets or provide the cash required to repay the third party debt. The purchase price we are required to pay for the real estate assets will be offset, pro rata, against amounts of debt that we assume or have provided cash to repay, and/or against the amounts of loans previously made. The sale and leaseback transactions are conditioned on the acquisition of Median described above and is also subject to customary real estate, regulatory and other closing conditions, including waiver of any statutory pre-emption rights by local municipalities. To the extent we are unable to acquire the entire Median portfolio as contemplated, we will have a right of first refusal with regard to any new real estate properties owned or acquired by Median.

Upon our acquisition of the real estate assets, we will lease them back to Median under a 27 year master lease, with annual escalators at the greater of one percent or 70% of the German consumer price index. We expect the transactions to be completed during the first quarter of 2015.

An affiliate of Waterland controls RHM, the operator and lessee of the German facilities that we currently own.

Subject to prevailing market conditions, we intend to finance the Median transactions with the assumption of existing mortgage debt on the facilities, net proceeds of borrowings under our Credit Facility, new secured and unsecured debt issuances, equity issuances, or a combination thereof.

On October 17, 2014, we exercised the $250 million accordion to our existing Credit Facilty which increased the current aggregate committed size of the facility to $1.15 billion. In addition, we negotiated for a new accordion of up to $400 million, for total aggregate capacity of $1.55 billion. We also amended the Credit Facility to increase the alternative currency sublimit to €500 million and certain covenants in order to permit us to consummate and finance the Median transactions. Finally, we have received a commitment letter from J.P. Morgan, pursuant to which JPM and a syndicate of lenders have agreed to fund a new one-year senior unsecured term loan of up to $225 million. The commitment letter is subject to customary conditions for this this type of financing, including, but not limited to, consummation of the Median transactions. The commitment letter provides that, subject to certain exceptions, the commitment will be reduced by the amount of additional debt and equity capital that we raise (or if the term loan is then funded we will be obligated to repay the term loan in such amount).

Other Acquisitions and Financing

On October 31, 2014, we acquired a 237-bed acute care hospital, four medical office buildings and a behavioral health facility in Sherman, Texas for $32.5 million. Alecto Healthcare Services is the tenant and operator pursuant to a 15-year lease agreement with three five-year extension options. In addition we agreed to fund a working capital loan up to $7.5 million, of which $3 million was funded on October 31, 2014.

On September 18, 2014, we entered into definitive agreements to acquire three RHM rehabilitation facilities in Germany for an aggregate purchase price of €63.6 million (approximately $81 million). These facilities include: Bad Mergentheim (211 beds), Bad Tolz (248 beds), and Bad Liebenstein (271 beds). All three properties will be included under our existing master lease agreement with RHM. On November 4, 2014, we closed on the Bad Liebenstein facility and expect to close on the other two facilities in the 2014 fourth quarter.

During November 2014, we sold 0.8 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.62 per share resulting in net proceeds of $10.3 million.

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

Subsequent to September 30, 2013, certain of our subsidiaries were re-designated as non-guarantors of our 2011, 2012, 2013 and 2014 Senior Unsecured Notes as the underlying properties were sold in 2013 or related mortgage loans paid off in 2014. In addition, certain of our subsidiaries previously classified as non-guarantors are guarantors as of September 30, 2014. With these re-designations, we have restated the 2013 consolidating financial information below to reflect these changes.

Condensed Consolidated Balance Sheet

September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,995,236	$65,947	$—	$2,061,183
Mortgage loans	—	—	285,093	100,000	—	385,093
Net investment in direct financing leases	—	—	214,709	221,677	—	436,386

Gross investment in real estate assets	—	—	2,495,038	387,624	—	2,882,662
Accumulated depreciation and amortization	—	—	(181,739)	(9,543)	—	(191,282)
Net investment in real estate assets	—	—	2,313,299	378,081	—	2,691,380
Cash and cash equivalents	—	108,105	23,786	921	—	132,812
Interest and rent receivables	—	791	19,198	30,251	—	50,240
Straight-line rent receivables	—	—	44,633	11,770	—	56,403
Other loans	—	—	1,100	146,318	—	147,418
Net intercompany receivable	35,839	1,968,463	—	—	(2,004,302)	—
Investment in subsidiaries	1,407,496	930,769	41,771	—	(2,380,036)	—
Other assets	—	44,516	744	45,627	—	90,887

Total Assets	$1,443,335	$3,052,644	$2,444,531	$612,968	$(4,384,338)	$3,169,140

Liabilities and Equity
Liabilities
Debt, net	$—	$1,605,230	$—	$13,751	$—	$1,618,981
Accounts payable and accrued expenses	36,229	40,235	8,265	697	—	85,426
Net intercompany payable	—	—	1,593,090	411,212	(2,004,302)	—
Deferred revenue	—	214	24,432	6,184	—	30,830
Lease deposits and other obligations to tenants	—	(531)	23,097	4,231	—	26,797

Total liabilities	36,229	1,645,148	1,648,884	436,075	(2,004,302)	1,762,034
Total equity	1,407,106	1,407,496	795,647	176,893	(2,380,036)	1,407,106

Total Liabilities and Equity	$1,443,335	$3,052,644	$2,444,531	$612,968	$(4,384,338)	$3,169,140

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$69	$45,703	$6,424	$(4,133)	$48,063
Straight-line rent	—	—	3,850	1,432	—	5,282
Income from direct financing leases	—	—	11,695	5,921	(5,308)	12,308
Interest and fee income	—	9,323	14,336	7,338	(15,873)	15,124

Total revenues	—	9,392	75,584	21,115	(25,314)	80,777
Expenses
Real estate depreciation and amortization	—	—	12,814	540	—	13,354
Impairment charges	—	—	—	—	—	—
Property-related	—	169	732	9,171	(9,372)	700
General and administrative	—	5,448	303	2,921	—	8,672
Acquisition expenses	—	469	1,929	2,488	—	4,886

Total operating expenses	—	6,086	15,778	15,120	(9,372)	27,612

Operating income (expense)	—	3,306	59,806	5,995	(15,942)	53,165
Other income (expense)
Other income (expense)	—	75	—	—	—	75
Earnings from equity and other interests	—	—	—	1,153	—	1,153
Interest income (expense)	—	(25,400)	(8,304)	(7,719)	15,942	(25,481)
Debt refinancing costs	—	—	—	—	—	—
Income tax benefit expense	—	—	(49)	(200)	—	(249)

Net other income (expense)	—	(25,325)	(8,353)	(6,766)	15,942	(24,502)

Income (loss) from continuing operations	—	(22,019)	51,453	(771)	—	28,663
Income (loss) from discontinued operations	—	—	—	—	—	—
Equity in earnings of consolidated subsidiaries net of income taxes	28,663	50,682	995	—	(80,340)	—

Net income	28,663	28,663	52,448	(771)	(80,340)	28,663
Net income (loss) attributable to non-controlling interests	(126)	(126)	—	—	126	(126)

Net income attributable to MPT common stockholders	$28,537	$28,537	$52,448	$(771)	$(80,214)	$28,537

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$69	$129,167	$19,431	$(11,715)	$136,952
Straight-line rent	—	—	7,881	2,767	—	10,648
Income from direct financing leases	—	—	34,956	17,691	(15,860)	36,787
Interest and fee income	—	27,815	43,199	22,631	(47,606)	46,039

Total revenues	—	27,884	215,203	62,520	(75,181)	230,426
Expenses
Real estate depreciation and amortization	—	—	37,556	1,929	—	39,485
Impairment charges	—	289	19,002	30,837	—	50,128
Property-related	—	508	926	27,474	(27,507)	1,401
General and administrative	—	22,096	560	3,180	—	25,836
Acquisition expenses	—	3,355	2,091	2,487	—	7,933

Total operating expenses	—	26,248	60,135	65,907	(27,507)	124,783

Operating income (expense)	—	1,636	155,068	(3,387)	(47,674)	105,643
Other income (expense)
Other income (expense)	—	44	—	—	—	44
Earnings from equity and other interests	—	—	—	2,059	—	2,059
Interest income (expense)	—	(71,944)	(24,836)	(22,349)	47,674	(71,455)
Debt refinancing costs	—	(290)	—	—	—	(290)
Income tax benefit (expense)	—	—	(16)	(216)	—	(232)

Net other income (expense)	—	(72,190)	(24,852)	(20,506)	47,674	(69,874)

Income (loss) from continuing operations	—	(70,554)	130,216	(23,893)	—	35,769
Income from discontinued operations	—	—	—	(2)	—	(2)
Equity in earnings of consolidated subsidiaries, net of income taxes	35,767	106,321	3,158	—	(145,246)	—

Net income	35,767	35,767	133,374	(23,895)	(145,246)	35,767
Net income (loss) attributable to non-controlling interests	(192)	(192)	—	—	192	(192)

Net income attributable to MPT common stockholders	$35,575	$35,575	$133,374	$(23,895)	$(145,054)	$35,575

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$28,663	$28,663	$52,448	$(771)	$(80,340)	$28,663
Other comprehensive income (loss):
Unrealized gain on interest rate swap	1,136	1,136	—	—	(1,136)	1,136
Foreign currency translation gain (loss)	(1,319)	(1,319)	—	—	1,319	(1,319)

Total comprehensive income	28,480	28,480	52,448	(771)	(80,157)	28,480
Comprehensive income attributable to non-controlling interests	(126)	(126)	—	—	126	(126)

Comprehensive income attributable to MPT common stockholders	$28,354	$28,354	$52,448	$(771)	$(80,031)	$28,354

Condensed Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$35,767	$35,767	$133,374	$(23,895)	$(145,246)	$35,767
Other comprehensive income (loss):
Unrealized gain on interest rate swap	2,342	2,342	—	—	(2,342)	2,342
Foreign currency translation gain (loss)	(1,273)	(1,273)	—	—	1,273	(1,273)

Total comprehensive income	36,836	36,836	133,374	(23,895)	(146,315)	36,836
Comprehensive income attributable to non-controlling interests	(192)	(192)	—	—	192	(192)

Comprehensive income attributable to MPT common stockholders	$36,644	$36,644	$133,374	$(23,895)	$(146,123)	$36,644

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(98)	$(76,425)	$221,310	$(49,043)	$—	$95,744
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(182,982)	—	—	(182,982)
Principal received on loans receivable	—	—	—	8,381	—	8,381
Net proceeds from sale of real estate	—	—	—	34,649	—	34,649
Investments in loans receivable	—	—	—	(9,102)	—	(9,102)
Construction in progress and other	—	(1,030)	(95,489)	(483)	—	(97,002)
Net cash provided by (used in) investing activities	—	(1,030)	(278,471)	33,445	—	(246,056)
Financing Activities
Revolving credit facilities, net	—	(105,000)	—	—	—	(105,000)
Additions to term debt, net of discount	—	425,000	—	—	—	425,000
Payments of term debt	—	(100,176)	—	(21)	—	(100,197)
Distributions paid	(107,842)	(108,026)	—	—	107,842	(108,026)
Proceeds from sale of common shares/units, net of offering costs	128,270	128,270	—	—	(128,270)	128,270
Lease deposits and other obligations to tenants	—	(360)	9,431	1,808	—	10,879
Net payments relating to intercompany financing	(20,330)	(61,206)	46,446	14,662	20,428	—
Debt issuance costs paid and other financing activities	—	(11,757)	—	—	—	(11,757)

Net cash provided by financing activities	98	166,745	55,877	16,449	—	239,169

Increase (decrease) in cash and cash equivalents for period	—	89,290	(1,284)	851	—	88,857
Effects of exchange rate changes on cash	—	—	(2,024)	—	—	(2,024)
Cash and cash equivalents at beginning of period	—	18,815	27,094	70	—	45,979

Cash and cash equivalents at end of period	$—	$108,105	$23,786	$921	$—	$132,812

Condensed Consolidated Balance Sheet

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Real estate assets
Land, buildings and improvements and intangible lease assets	$—	$—	$1,796,415	$69,040	$—	$1,865,455
Mortgage loans	—	—	285,106	103,650	—	388,756
Net investment in direct financing leases	—	—	212,543	218,481	—	431,024

Gross investment in real estate assets	—	—	2,294,064	391,171	—	2,685,235
Accumulated depreciation and amortization	—	—	(151,624)	(8,152)	—	(159,776)

Net investment in real estate assets	—	—	2,142,440	383,019	—	2,525,459
Cash and cash equivalents	—	18,815	27,094	70	—	45,979
Interest and rent receivables	—	336	31,492	26,737	—	58,565
Straight-line rent receivables	—	—	37,015	8,814	—	45,829
Other loans	—	178	1,100	159,712	—	160,990
Net intercompany receivable	35,363	1,907,474	—	—	(1,942,837)	—
Investment in subsidiaries	1,344,598	825,153	42,407	—	(2,212,158)	—
Other assets	—	37,311	1,096	29,466	—	67,873

Total Assets	$1,379,961	$2,789,267	$2,282,644	$607,818	$(4,154,995)	$2,904,695

Liabilities and Equity
Liabilities
Debt, net	$—	$1,407,733	$—	$13,948	$—	$1,421,681
Accounts payable and accrued expenses	35,753	36,887	20,500	1,150	—	94,290
Net intercompany payable	—	—	1,556,634	386,203	(1,942,837)	—
Deferred revenue	—	232	17,866	6,016	—	24,114
Lease deposits and other obligations to tenants	—	(183)	18,163	2,422	—	20,402

Total liabilities	35,753	1,444,669	1,613,163	409,739	(1,942,837)	1,560,487
Total equity	1,344,208	1,344,598	669,481	198,079	(2,212,158)	1,344,208

Total Liabilities and Equity	$1,379,961	$2,789,267	$2,282,644	$607,818	$(4,154,995)	$2,904,695

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$29,189	$5,650	$(3,295)	$31,544
Straight-line rent	—	—	2,283	601	—	2,884
Income from direct financing leases	—	—	10,518	5,751	(4,971)	11,298
Interest and fee income	—	5,004	9,096	7,317	(7,037)	14,380

Total revenues	—	5,004	51,086	19,319	(15,303)	60,106
Expenses
Real estate depreciation and amortization	—	—	8,012	702	—	8,714
Property-related	—	182	251	8,291	(8,266)	458
General and administrative	—	6,867	—	(582)	—	6,285
Acquisition expenses	—	4,179	—	—	—	4,179

Total operating expenses	—	11,228	8,263	8,411	(8,266)	19,636

Operating income (loss)	—	(6,224)	42,823	10,908	(7,037)	40,470
Other income (expense)
Other income (expense)	—	5	—	(2)	—	3
Earnings from equity and other interests	—	—	—	843	—	843
Interest income (expense)	—	(16,055)	455	(7,267)	7,037	(15,830)
Income tax benefit (expense)	—	—	—	(94)	—	(94)

Net other income (expense)	—	(16,050)	455	(6,520)	7,037	(15,078)

Income (loss) from continuing operations	—	(22,274)	43,278	4,388	—	25,392
Income (loss) from discontinued operations	—	—	—	311	—	311
Equity in earnings of consolidated subsidiaries, net of income taxes	25,703	47,977	1,114	—	(74,794)	—

Net income	25,703	25,703	44,392	4,699	(74,794)	25,703
Net income (loss) attributable to non-controlling interests	(55)	(55)	—	—	55	(55)

Net income attributable to MPT common stockholders	$25,648	$25,648	$44,392	$4,699	$(74,739)	$25,648

Condensed Consolidated Statements of Income

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Rent billed	$—	$—	$86,789	$16,328	$(9,045)	$94,072
Straight-line rent	—	—	6,894	1,458	—	8,352
Income from direct financing leases	—	—	27,387	16,744	(14,847)	29,284
Interest and fee income	—	15,112	27,363	21,872	(21,211)	43,136

Total revenues	—	15,112	148,433	56,402	(45,103)	174,844
Expenses
Real estate depreciation and amortization	—	—	23,720	2,107	—	25,827
Property-related	—	458	817	24,137	(23,892)	1,520
General and administrative	—	21,286	—	(124)	—	21,162
Acquisition expenses	—	6,457	—	—	—	6,457

Total operating expenses	—	28,201	24,537	26,120	(23,892)	54,966

Operating income (loss)	—	(13,089)	123,896	30,282	(21,211)	119,878
Other income (expense)
Other income (expense)	—	(38)	—	(207)	—	(245)
Earnings from equity and other interests	—	—	—	2,511	—	2,511
Interest income (expense)	—	(46,297)	1,082	(21,892)	21,211	(45,896)
Income tax benefit (expense)	—	—	—	(261)	—	(261)

Net other income (expense)	—	(46,335)	1,082	(19,849)	21,211	(43,891)

Income (loss) from continuing operations	—	(59,424)	124,978	10,433	—	75,987
Income (loss) from discontinued operations	—	—	—	3,330	—	3,330
Equity in earnings of consolidated subsidiaries net of income taxes	79,317	138,741	3,355	—	(221,413)	—

Net income	79,317	79,317	128,333	13,763	(221,413)	79,317
Net income (loss) attributable to non-controlling interests	(165)	(165)	—	—	165	(165)

Net income attributable to MPT common stockholders	$79,152	$79,152	$128,333	$13,763	$(221,248)	$79,152

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$25,703	$25,703	$44,392	$4,699	$(74,794)	$25,703
Other comprehensive income:
Unrealized gain on interest rate swap	182	182	—	—	(182)	182

Total comprehensive income	25,885	25,885	44,392	4,699	(74,976)	25,885
Comprehensive income attributable to non-controlling interests	(55)	(55)	—	—	55	(55)

Comprehensive income attributable to MPT common stockholders	$25,830	$25,830	$44,392	$4,699	$(74,921)	$25,830

Condensed Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$79,317	$79,317	$128,333	$13,763	$(221,413)	$79,317
Other comprehensive income:
Unrealized gain on interest rate swap	2,788	2,788	—	—	(2,788)	2,788

Total comprehensive income	82,105	82,105	128,333	13,763	(224,201)	82,105
Comprehensive income attributable to non-controlling interests	(165)	(165)	—	—	165	(165)

Comprehensive income attributable to MPT common stockholders	$81,940	$81,940	$128,333	$13,763	$(224,036)	$81,940

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(in thousands)

	Parent	Subsidiary Issuers	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$91	$(38,891)	$171,742	$(31,378)	$—	$101,564
Investing Activities
Cash paid for acquisitions and other related investments	—	—	(356,250)	(15,250)	—	(371,500)
Principal received on loans receivable	—	—	—	4,694	—	4,694
Net proceeds from sale of real estate	—	—	—	18,409	—	18,409
Investments in loans receivable	—	—	—	(1,445)	—	(1,445)
Construction in progress and other	—	(765)	(63,690)	1,033	—	(63,422)

Net cash used in investing activities	—	(765)	(419,940)	7,441	—	(413,264)
Financing Activities
Revolving credit facilities, net	—	(80,000)	—	—	—	(80,000)
Additions to term debt	—	153,000	—	—	—	153,000
Payments of term debt	—	(11,000)	—	(185)	—	(11,185)
Distributions paid	(87,727)	(87,928)	—	—	87,727	(87,928)
Proceeds from sale of common stock/units, net of offering costs	313,319	313,319	—	—	(313,319)	313,319
Lease deposits and other obligations to tenants	—	—	1,699	1,890	—	3,589
Net payments relating to intercompany financing	(225,683)	(267,545)	244,934	22,702	225,592	—
Debt issuance costs paid and other financing activities	—	(4,282)	—	—	—	(4,282)

Net cash provided by (used in) financing activities	(91)	15,564	246,633	24,407	—	286,513

Increase (decrease) in cash and cash equivalents for period	—	(24,092)	(1,565)	470	—	(25,187)
Cash and cash equivalents at beginning of period	—	35,483	1,565	263	—	37,311

Cash and cash equivalents at end of period	$—	$11,391	$—	$733	$—	$12,124

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2013 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2014, there were no material changes to these policies, except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations.

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

At September 30, 2014, our portfolio consisted of 123 properties: 111 facilities (of the 115 facilities that we own, of which two are subject to long-term ground leases) are leased to 27 tenants, four are under development, and the remaining eight assets are in the form of mortgage loans to three operators. Our facilities consisted of 59 general acute care hospitals, 23 long-term acute care hospitals, 32 inpatient rehabilitation hospitals, three medical office buildings, and six wellness centers.

All of our investments are currently located in the United States and Europe.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2014	% of Total	For the Three Months Ended September 30, 2013	% of Total
General Acute Care Hospitals (A)	$49,405	61.2%	$35,753	59.4%
Long-term Acute Care Hospitals	13,448	16.6%	13,364	22.3%
Rehabilitation Hospitals	17,509	21.7%	10,574	17.6%
Wellness Centers	415	0.5%	415	0.7%

Total revenue	$80,777	100.0%	$60,106	100.0%

	For the Nine Months Ended September 30, 2014	% of Total	For the Nine Months Ended September 30, 2013	% of Total
General Acute Care Hospitals (A)	$136,391	59.2%	$102,573	58.7%
Long-term Acute Care Hospitals	40,544	17.6%	40,237	23.0%
Rehabilitation Hospitals	52,245	22.7%	30,788	17.6%
Wellness Centers	1,246	0.5%	1,246	0.7%

Total revenue	$230,426	100.0%	$174,844	100.0%

(A)	Includes two medical office buildings associated with two of our general acute care hospitals.

We have 43 employees as of November 6, 2014. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2014 Compared to September 30, 2013

Net income for the three months ended September 30, 2014, was $28.5 million, compared to $25.6 million for the three months ended September 30, 2013. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $46.6 million, or $0.27 per diluted share for the 2014 third quarter as compared to $38.5 million, or $0.25 per diluted share for the 2013 third quarter. This 21% increase in FFO, on a dollar basis, is primarily due to the increase in revenue from acquisitions made since September 2013 along with the completion of the First Choice and Oakleaf development properties in 2014.

A comparison of revenues for the three month periods ended September 30, 2014 and 2013 is as follows, as adjusted in 2013 for discontinued operations (dollar amounts in thousands):

	2014	% of Total	2013	% of Total	Year over Year Change
Base rents	$48,063	59.5%	$31,544	52.5%	52.4%
Straight-line rents	5,282	6.5%	2,884	4.8%	83.1%
Income from direct financing leases	12,308	15.2%	11,298	18.8%	8.9%
Interest from loans and fee income	15,124	18.8%	14,380	23.9%	5.2%

Total revenue	$80,777	100.0%	$60,106	100.0%	34.4%

Our total revenue for the 2014 third quarter is up $20.7 million or 34.4% over the prior year. This increase is made up of the following:

•	Base rents – up $16.5 million over the prior year of which $0.7 million is from our annual escalation provisions in our leases, $13.2 million is from incremental revenue from acquisitions made in 2013 and 2014, and $2.9 million is incremental revenue from development properties that were completed and put into service in 2013 and 2014. This is partially offset by our Bucks facility that was sold in early August 2014.

•	Straight-line rents – up $2.4 million over the prior year primarily due to incremental revenue from acquisitions made in 2013 and 2014 and from development properties that were completed and put into service in 2013 and 2014.

•	Income from direct financing leases – up $1.0 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases and $0.9 million is from incremental revenue from acquisitions made in 2013.

•	Interest from loans – up $0.7 million over the prior year due to $0.4 million from our annual escalation provisions in our loans and $0.7 million from new loans made since September 2013, partially offset by repayment of loans.

Real estate depreciation and amortization during the third quarter of 2014 increased to $13.4 million from $8.7 million in 2013, due to the incremental depreciation from the properties acquired since September 30, 2013 and the development properties completed in 2013 and 2014.

Acquisition expenses increased from $4.2 million in 2013 to $4.9 million in 2014 primarily as a result of the international acquisition already completed in 2014 and the international acquisitions that are pending.

General and administrative expenses totaled $8.7 million for the 2014 third quarter, which is 10.7% of total revenues, generally flat from 10.5% of total revenues in the prior year third quarter. On a dollar basis, general and administrative expenses were up $2.4 million from the prior year third quarter due to travel and international administrative expenses, which are up as a result of the growth and expansion of our company since the 2013 third quarter.

Interest expense, for the quarters ended September 30, 2014 and 2013, totaled $25.5 million and $15.8 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with our 2014 and 2013 Senior Unsecured Notes, the $150 million tack on offering to our 2012 Senior Unsecured Notes and our new Credit Facility. Our weighted average interest rate was 5.9% for the quarter ended September 30, 2014, which is a slight decline from 6% in 2013. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the third quarter in 2013 was impacted by discontinued operations related to property disposals prior to 2014. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

Net income for the nine months ended September 30, 2014, was $35.6 million compared to net income of $79.2 million for the nine months ended September 30, 2013 primarily due to the $50.1 million of impairment charges taken in 2014 — See Note 3 to Item 1 of this Form 10-Q for further details. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $133.8 million, or $0.79 per diluted share for the first nine months in 2014 as compared to $109.2 million, or $0.73 per diluted share for the first nine months of 2013. This 23% increase in FFO, on a dollar basis, is primarily due to the increase in revenue from acquisitions made subsequent to September 2013.

A comparison of revenues for the nine month periods ended September 30, 2014 and 2013 is as follows (dollar amounts in thousands):

	2014	% of Total	2013	% of Total	Year over Year Change
Base rents	$136,952	59.4%	$94,072	53.8%	45.6%
Straight-line rents	10,648	4.6%	8,352	4.8%	27.5%
Income from direct financing leases	36,787	16.0%	29,284	16.7%	25.6%
Interest from loans and fee income	46,039	20.0%	43,136	24.7%	6.7%

Total revenue	$230,426	100.0%	$174,844	100.0%	31.8%

Our total revenue for the first nine months of 2014 is up $55.6 million or 31.8% over the prior year. This increase is made up of the following:

•	Base rents – up $42.9 million over the prior year of which $2.0 million is from our annual escalation provisions in our leases, $34.6 million is from incremental revenue from acquisitions made in the second half of 2013 and 2014, and $6.1 million is incremental revenue from development properties that were completed and put into service in 2013 and 2014. Approximately $1 million of base rents were recorded in 2013 related to our Monroe property but none was recorded in the current year.

•	Straight-line rents – up $2.3 million primarily due to incremental revenue from acquisitions made in 2013 and 2014 and from development properties that were completed and put into service in 2013 and 2014, partially offset by the $1.0 million write-off of unbilled rent related to our Gilbert property– see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $7.5 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases and $7.1 million is from incremental revenue from acquisitions made in 2013.

•	Interest from loans – up $2.9 million over the prior year of which $1.0 million is from our annual escalation provisions in our loans and $1.8 million is primarily from new loans made since September 2013, partially offset by the repayment of loans in late 2013 and 2014.

Real estate depreciation and amortization during the first nine months of 2014 was $39.5 million, compared to $25.8 million in the same period of 2013 due to the incremental depreciation from the properties acquired since September 2013 and the development properties completed in 2013 and 2014.

During 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility – see Note 3 to Item 1 of this Form 10-Q for further details.

Acquisition expenses increased from $6.5 million in 2013 to $7.9 million in 2014 primarily as a result of the acquisitions in 2014 and continued activity to pursue potential deals.

General and administrative expenses in the first nine months of 2014 totaled $25.8 million, which is 11.2% of revenues down from 12.1% of revenues in the prior year as revenues are up over the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $4.7 million from the prior year first nine months due to higher compensation expense, travel and international administrative expenses, which are up as a result of the growth and expansion of our company since September 2013.

Interest expense for the first nine months of 2014 and 2013 totaled $71.7 million and $45.9 million, respectively. This increase is primarily related to higher average debt balances in the current year associated with our 2014 and 2013 Senior Unsecured Notes, the $150 million tack on offering to our 2012 Senior Unsecured Notes and our new Credit Facility. In addition, we recorded a $0.3 million refinancing charge in the 2014 second quarter related to the replacement of our old credit facility. Our weighted average interest rate was 5.9% for the first nine months of 2014, down slightly from 6% in 2013. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

In addition to the items noted above, net income for the first nine months of 2013 was impacted by discontinued operations related to property disposals prior to 2014. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the three and nine months ended September 30, 2014 and 2013 ($ amounts in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
FFO information:
Net income attributable to MPT common stockholders	$28,537	$25,648	$35,575	$79,152
Participating securities’ share in earnings	(179)	(166)	(584)	(538)

Net income , less participating securities’ share in earnings	$28,358	$25,482	$34,991	$78,614
Depreciation and amortization:
Continuing operations	13,354	8,714	39,485	25,827
Discontinued operations	—	75	—	327
Real estate impairment charges	—	—	5,974	—
Gain on sale of real estate	—	—	—	(2,054)

Funds from operations	$41,712	$34,271	$80,450	$102,714
Write-off of straight line rent	—	—	950	—
Loan and other impairment charge	—	—	44,154	—
Debt refinancing costs	—	—	290	—
Acquisition costs	4,886	4,179	7,933	6,457

Normalized funds from operations	$46,598	$38,450	$133,777	$109,171

Per diluted share data:
Net income , less participating securities’ share in earnings	$0.16	$0.16	$0.21	$0.53
Depreciation and amortization:
Continuing operations	0.08	0.06	0.22	0.17
Discontinued operations	—	—	—	—
Real estate impairment charges	—	—	0.04	—
Gain on sale of real estate	—	—	—	(0.01)

Funds from operations	$0.24	$0.22	$0.47	$0.69
Write-off of straight line rent	—	—	0.01	—
Loan and other impairment charge	—	—	0.26	—
Debt refinancing costs	—	—	—	—
Acquisition costs	0.03	0.03	0.05	0.04

Normalized funds from operations	$0.27	$0.25	$0.79	$0.73

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of September 30, 2014, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$6,985	$132,894	$—	$—	$139,879
2011, 2012 and 2014 Senior Unsecured Notes	70,392	139,500	139,500	1,300,156	1,649,548
2013 Senior Unsecured Notes(5)	14,526	29,051	29,051	267,146	339,774
Revolving credit facility(2)	2,625	5,250	2,625	—	10,500
Term loans	3,809	7,625	142,727	—	154,161
Operating lease commitments(3)	2,742	5,544	5,250	41,459	54,995
Purchase obligations(4)	196,512	—	—	—	196,512

Totals	$297,591	$319,864	$319,153	$1,608,761	$2,545,369

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information.
(2)	As of September 30, 2014, we have a $775 million revolving credit facility. However, this tables assumes balance and rate in effect at September 30, 2014 (which was $— million as of September 30, 2014) remains in effect through maturity. This also reflects unused credit facility fees assuming balance remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Represents future expenditures related to development projects including the new $150 million development agreement with Adeptus Health.
(5)	Our 2013 Senior Unsecured Notes are Euro-denominated. We used the exchange rate at September 30, 2014, (or 1.26) in preparing this table.

LIQUIDITY AND CAPITAL RESOURCES

2014 Cash Flow Activity

During the nine months ended September 30, 2014, we generated $95.7 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $108.0 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our $183 million of acquisitions in 2014, to fund other investment activities, and to pay down our revolving credit facility, we did the following:

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

On August 20, 2013, we completed an offering of 11.5 million shares of common stock (including 1.5 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $12.75 per share, resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. In addition, in August 2013, we completed a $150 million tack on offering to our 2012 Senior Unsecured Notes, resulting in net proceeds of $150.3 million (reflective of the pricing premium we received). These proceeds were used to fund the acquisition of the three IASIS properties more fully described in Note 3.

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

Short-term Liquidity Requirements: As of September 30, 2014, we have less than $0.1 million in debt principal payments due in 2014 — see debt maturity schedule below. However, with the Median and other transactions discussed in Note 11, we have short term commitments up to $1.2 billion. At November 6, 2014 (and after the amendments to our Credit Facility in October as described in Note 11), our availability under our revolving credit facility plus cash on-hand approximated $1.2 billion. In addition, we have a $250 million bridge loan available if needed. We believe these available funds are sufficient to address our near term commitments including the Median acquisitions. However, we will continue to look for more longer term financing as discussed below under Long-term Liquidity Requirements.

We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $12.5 million has been sold through November 6, 2014) which may be used for general corporate purposes as needed. We believe any excess availability in our Credit Facility (after funding Median), our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our non-Median firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: As of September 30, 2014, we have less than $0.4 million in debt principal payments due between now and July 2016 . With our liquidity at November 6, 2014 of approximately $1.2 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) currently. As we consider longer term financing for our Median and other acquisitions, we believe the following sources are generally available in the current market and we may access one or a combination of them:

•	assumptions of existing or placing new secured loans on the Median real estate,

•	amending or entering into new bank term loans,

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements, and/or

•	proceeds from strategic property sales.

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of September 30, 2014, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2014	$69
2015	283
2016	125,298
2017	320
2018	12,781
Thereafter	1,477,620

Total	$1,616,371

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2014:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. See Note 4 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for any restrictions placed on dividends by our Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S. and the general trend in foreign currency exchange rates.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2014, our outstanding debt totaled $1.6 billion, which consisted of fixed-rate debt of $1.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $125.0 million. If market interest rates increase by one percentage point, the fair value of our fixed rate debt at September 30, 2014 would decrease by $12.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $125 million, the balance of such variable rate debt at September 30, 2014.

Foreign Currency Sensitivity

With our acquisition of the properties in Germany in 2013 and the United Kingdom in 2014, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results for the first nine months of 2014 and on an annualized basis, if the Euro exchange rate were to change by 1%, our net income would change by less than $0.1 million. Based solely on operating results for the first nine months of 2014 and on an annualized basis, if the British Pound exchange rate were to change by 1%, our net income would change by less than $0.1 million.

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

Date: November 10, 2014

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