Form 10-K
period 2014-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2015-03-02
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Medical Properties Trust, Inc.    Yes  ☒    No  ☐        MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Medical Properties Trust, Inc.    Yes  ☐    No  ☒        MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Medical Properties Trust, Inc.    Yes  ☒    No  ☐        MPT Operating Partnership, L.P.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Medical Properties Trust, Inc.    Yes  ☒    No  ☐        MPT Operating Partnership, L.P.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Medical Properties Trust, Inc.	Large accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

MPT Operating Partnership, L.P.	Large accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Medical Properties Trust, Inc. Yes ☐ No ☒ MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the 172,454,688 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $2,283,300,069 based upon the last reported sale price of $13.24 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 26, 2015, 208,698,380 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2014, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

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

•	U.S. (both national and local) and European (in particular Germany and the U.K.) economic, business, real estate, and other market conditions;

•	the satisfaction of all conditions to, the timely closing (if at all) of, and our ability to realize the anticipated benefits from, the Median transactions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany and the U.K.) healthcare and other regulatory requirements; and

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

•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

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

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisition and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenants’ profits and losses.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the United States and Europe. At December 31, 2014 and 2013, we had $3.7 billion and $2.9 billion, respectively, in total assets made up of the following:

	2014		2013
	(Dollars in thousands)
Real estate owned (gross)(1)	$2,589,128	69.1%	$2,254,708	77.6%
Mortgage loans	397,594	10.6%	388,756	13.4%
Other loans	573,167	15.3%	160,990	5.5%
Construction in progress	23,163	0.6%	41,771	1.4%
Other assets(1)	164,284	4.4%	58,470	2.1%

Total	$3,747,336	100.0%	$2,904,695	100.0%

(1)	Includes $784.2 million and $240.5 million of healthcare real estate assets in Europe in 2014 and 2013, respectively.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2014		2013		2012
General Acute Care Hospitals(1)(2)	$186,399	59.6%	$144,291	59.5%	$113,173	57.1%
Rehabilitation Hospitals(2)	71,564	22.9%	43,441	17.9%	34,252	17.3%
Long-Term Acute Care Hospitals	53,908	17.2%	53,130	21.9%	49,039	24.8%
Wellness Centers	661	0.3%	1,661	0.7%	1,661	0.8%

Total revenue	$312,532	100.0%	$242,523	100.0%	$198,125	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $26.0 million and $1.8 million in revenue from the healthcare real estate assets in Europe in 2014 and 2013, respectively.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2014, 2013 and 2012. More information is available on the Internet at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 26, 2015, our portfolio consisted of 138 properties: 117 facilities (of the 130 facilities that we own) are leased to 27 tenants, 13 are under development (including 11 development projects with First Choice Emergency Room), and the remaining assets are in the form of mortgage loans to three operators. Our facilities consist of 73 general acute care hospitals, 23 long-term acute care hospitals, 33 inpatient rehabilitation hospitals, three medical office buildings, and six wellness centers.

At December 31, 2014, no single property accounted for more than 4% of our total assets.

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

Diversification

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geography perspective, we have investments across the United States. See below for investment concentration in the United States:

In November 2013, we expanded our footprint into Europe (via Germany) by acquiring 11 rehabilitation facilities in Germany from RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”) and continued expanding in Germany and the United Kingdom in 2014. See below for our global geography concentration at December 31, 2014:

In December 2014, we, along with Waterland Private Equity, completed Step 1 of the acquisition of Median Kliniken S.à r.l. (“Median”), a German provider of post-acute and acute rehabilitation services. Once Step 2 (sale-lease back step) of this acquisition is completed in early 2015, we will have added another 38 rehabilitation hospitals and two acute care hospitals, located across 11 states, in the Federal Republic of Germany for an estimated aggregate purchase price of approximately €705 million (or approximately $881 million). See Note 3 of Item 8 of this Annual Report on Form 10-K for further details of this acquisition.

The continued expansion into the German market represents an attractive investment opportunity for us given Germany’s strong macroeconomic position and healthcare environment. Germany’s GDP, which is approximately $3,400 billion according to World Bank 2012 data, has been relatively more stable than other countries in the European Union due to Germany’s culture, which embodies stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises (which employ 60% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 5.3% as of July 2013, which is significantly less than the 11.0% unemployment rate in the European Union generally as of July 2013, according to Eurostat.

The United Kingdom represents an attractive investment opportunity, as well, because of the magnitude of the British economy and its position as the third largest economy in Europe after Germany and France. While the British National Health System (“NHS”) operates as a government owned and controlled system throughout the United Kingdom, recent legislation has emphasized private competition in the provision of hospital services.

Over the past two decades, the government has greatly reduced public ownership. Services, particularly banking, insurance and business services are key drivers of British GDP growth. In 2013, GDP grew 1.4% after a slow recovery from the recession which began in 2008. An important component of the British economy is the NHS. It is funded through central taxation and provides a comprehensive range of health services at no charge to its beneficiaries. Approximately 41% of the NHS budget is spent on hospital care. It is a large system employing more than 1.6 million people making it one of the top five employers in the world.

Recently, legislation has been passed and produced The Health & Social Care Act 2012 which allows for more private care to be delivered and financed. The law introduced the concept of “Choose and Book” which is a general practitioner referral system for follow-on appointments that allows private and NHS hospitals to compete for patients equally.

Underwriting/Asset Management

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

•

trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S. and pension funds in Germany) and private payors (including commercial insurance and private pay patients);

•	the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants operate.

Healthcare Industry

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2013 by the Centers for Medicare and Medicaid Services: (i) national health expenditures are projected to grow 5.6% in 2015; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2015 through 2023, is anticipated to be 6.0%; and (iii) the healthcare industry is projected to represent 19.3% of U.S. GDP by 2023.

In regards to Germany, the healthcare industry is the single largest industry like in the U.S. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.3% of its total GDP according to the Organisation for Economic Co-operation and Development’s 2011 data.

Germany and the United Kingdom healthcare systems as compared to that of the U.S. are set forth below:

United States	Germany	United Kingdom
Coverage
• Coverage depends on individual’s ability to pay and/or plan benefits • Insurance primarily offered through employers and government	• German law mandates universal coverage and access • Statutory health insurance and special programs cover 90% of Germany’s population • 10% Covered by private insurance	• Defined healthcare benefits are free to all residents in the UK through the National Health Service

Payors
• Medicare — Federal government sponsored • Medicaid — State and Federal government sponsored • Commercial insurance — Private	• Statutory Health Insurance • Pension Funds — National and Regional funds that pay for rehabilitation services • Private Health Insurance —limited to higher earners	• National Health Service — Single payor government system • Private Health insurance

Laws
• Affordable Care Act — movement towards universal care	• Universal healthcare reimbursement mandated by law	• Universal healthcare reimbursement mandated by law

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

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease term of 12.7 years (see Item 2 for more information on remaining lease terms). Based on current monthly revenue, approximately 90% of our domestic leases and loans provide for annual rent or interest escalations based on either increases in the U.S. Consumer Price Index (“CPI”) or minimum annual rent or interest escalations ranging from 0.5% to 4%. In some cases, our domestic leases and loans provide for escalations based on CPI subject to floors and/or ceilings (which is the case with our Ernest and Prime master leases (discussed below under “Significant Tenants”). In certain limited cases, we may have arrangements that provide for additional rents based on the level of a tenant’s revenue.

Our master lease for our current RHM properties in Germany provides for annual rent increases of 2.0% from 2015 through 2017, and of 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will also be increased to reflect 70% of cumulative increases in the German consumer price index.

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

At December 31, 2014, our RIDEA investments (excluding our RIDEA investment with affiliates of Ernest Health, Inc. (“Ernest”)) were $11.4 million generating income in 2014 of $2.6 million — more than a 20% annualized return. Our Ernest operating investment of $96.5 million generated income in 2014, including interest from our acquisition note, of $15.3 million, yielding slightly more than a 15% annualized return.

Significant Tenants

On December 31, 2014, we had total assets of approximately $3.7 billion comprised of 132 healthcare properties in 27 states, in Germany, and in the United Kingdom. The properties are leased to or mortgaged by 27 different hospital operating companies.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) lease 14 facilities pursuant to master lease agreements. The master leases are for 10 years (initial expiration in 2022) and contain two renewal options of five years each. The annual escalators reflect 100% of CPI increases, along with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased and mortgaged properties. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime that will mature in 2022. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements. Prime represented 20.0% of our total assets at December 31, 2014 and 24.5% at December 31, 2013.

Ernest leases 22 facilities pursuant to a master lease agreement. The original master lease agreement has a 20-year term with three five-year extension options and provided for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. At December 31, 2014, these facilities had an average remaining lease term of approximately 17 years. In addition to the master lease, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master lease agreement. Ernest represented 13.0% of our total assets at December 31, 2014 and 15.9% at December 31, 2013.

We completed of our initial investment with respect to the Median transaction, including interim loans to Waterland and Median in aggregate amounts up to €425 million ($531 million) in 2014. At December 31, 2014, Median represented 11.3% of our total assets.

No other tenant accounted for more than 10% of our total assets at December 31, 2014.

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

At December 31, 2014, we have 13 facilities in California totaling investments of $547.1 million. Exclusive of approved SB 90 extensions at four facilities, all of our California buildings are seismically compliant through 2030 as determined by OSHPD. For the four hospitals with SB 90 extensions, voluntary retrofit plans are underway and full compliance is expected. Under our current leases, our tenants are responsible for any capital expenditures in connection with seismic laws. Thus, we do not expect the California seismic standards to have a negative impact on our financial condition or cash flows. We also do not expect such compliance with California seismic standards to materially impact the financial condition of our tenants.

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, healthcare operators, other REITs, other public and private real estate companies, and private real estate investors. Among the factors that may adversely affect our ability to compete are the following:

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

For additional information, see “Risk Factors” in Item 1A.

Insurance

Our leases and mortgage loans require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We monitor the adequacy of such coverages at least annually basis upon insurance renewal. In addition, we have separately purchased contingent general liability insurance, that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants, and contingent business interruption insurance. At December 31, 2014, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us.

Physician investment in us or in our facilities also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section) could be implicated. Our leases and mortgage loans require the tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

Applicable Laws

Anti-Kickback Statute. The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities in which referring physicians are investors and tenants, and other arrangements with physicians, so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

Physician Self-Referral Statute (“Stark Law”). Any physicians investing in us or our subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services,” including inpatient and outpatient hospital services, clinical laboratory services and radiology services, paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, the Stark Law imposes strict liability and an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

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

Licensure. The tenant operators of the healthcare facilities in our portfolio are subject to extensive federal, state, and local licensure, certification, and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

EMTALA. All of our healthcare facilities that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Liability for violations of EMTALA includes, among other things, civil monetary penalties and exclusion from participation in the federal healthcare programs. Our lease and mortgage loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Reimbursement Pressures. Healthcare facility operating margins face significant pressure due to the deterioration in pricing flexibility and payor mix, increases in operating expenses that exceed increases in payments under the Medicare program, and reductions in levels of Medicaid funding due to state budget shortfalls.

Further, long term acute care hospitals (“LTACHs”), which account for a significant percentage of our tenants, are subject to reimbursement pressure resulting from the passage of the SGR Reform Act of 2013 (the “SGR Act”) in December 2013. The SGR Act impacts the provision of, and payment for, services provided by LTACHs to Medicare beneficiaries. As of October 1, 2014, the SGR Act imposes new criteria for LTACHs to be paid under the LTACH prospective payment system rather than the acute inpatient prospective payment system, or “IPPS,” rate. This “site-neutral” payment rate provides that LTACHs are reimbursed at the rate otherwise paid under the IPPS unless the patient has met certain qualifications. Payment at the IPPS rate results in reduced reimbursement. The SGR Act also delays full implementation of the so-called “25% rule” for three years, through fiscal year 2017. Under the 25% rule, if an LTACH admits more than the specified percentage of its patients from a single acute care hospital during a fiscal year, it will be paid at a rate comparable to the IPPS rate for patients above the specified percentage. Finally, as of January 1, 2015, the moratorium on establishing or increasing LTACH beds was reinstated, and the moratorium now extends through September 30, 2017.

We cannot predict how and to what extent these or other initiatives will impact the business of our tenants, or whether our business will be adversely impacted.

Healthcare Reform. Though we have not provided a detailed discussion of the Patient Protection and Affordable Care Act ( the “Reform Law”), generally, the Reform Law provides expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes various cost containment initiatives, including quality control and payment system refinements for federal programs, such as pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. The Reform Law also increases health information technology standards for healthcare providers in an effort to improve quality and reduce costs. The Reform Law has led, and will continue to lead, to significant changes in the healthcare system. We cannot predict the continued impact of the Reform Law on our business, as some aspects benefit the operations of our tenants, while other aspects present challenges.

Our principal executive offices are located at 1000 Urban Center Drive, Suite 501, Birmingham, Alabama 35242. Our telephone number is (205) 969-3755. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. Medical Properties Trust, Inc. has operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of its calendar year 2004 United States federal income tax return.

Employees

We have 45 employees as of February 26, 2015. As we continue to grow, we would expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

ITEM 1A.	Risk Factors

The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations and financial condition. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report.

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY (Including Financing Risks)

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

As of February 26, 2015, we had $1.9 billion of debt outstanding.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $718.5 million in variable interest rate debt (excluding any debt we have fixed with interest rate swaps) that we had outstanding as of December 31, 2014. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. Although we have no significant debt maturities in 2015, there is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt. See Item 7 of Part II of this Form 10-K for further information on debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our unsecured credit facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2014, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

Excluding our 2006 senior unsecured notes, as of February 26, 2015, we had $416.5 million in variable interest rate debt, which constitutes 22% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125.0 million of interest rate swaps entered into in 2010 to fix the interest rate on our 2006 senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we are then required to find another tenant-operator, such as the case was with our Monroe facility in 2014. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Prime, Ernest, RHM and Median) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements, such as the case with our two South Carolina facilities – Bennettsville and Cheraw. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Prime and Ernest) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional triple-net leasing structure.

Through December 31, 2014, we have made eleven investments in the operations of certain of our healthcare facilities by utilizing RIDEA investments. These RIDEA investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these RIDEA investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have limited experience with healthcare facilities in Germany, United Kingdom or anywhere else outside the United States.

We have limited experience investing in healthcare properties or other real estate-related assets located outside the United States. Investing in real estate located in foreign countries, including Germany and the United Kingdom, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquired in connection with the RHM Portfolio Acquisition and the Median Acquisition (as more fully described in Note 3 to Item 8 of this Form 10-K) will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in German real estate values or markets or the German and European economy as a whole, which may adversely affect our German and any other European investments.

In addition, the rents payable under our leases of foreign assets are payable in either euros or British pounds, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. Further, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. Although we expect to hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationship with, and success of, our significant tenants.

As of December 31, 2014, our real estate portfolio included 132 healthcare properties in 27 states and in Germany and the United Kingdom of which 115 facilities were leased to 27 hospital operating companies and eight of the investments were in the form of mortgage loans. Affiliates of Prime leased or mortgaged 17 facilities, representing 20.0% of our total assets as of December 31, 2014. Total revenues from Prime were $84.0 million, or 26.9% of our total revenue for the year ended December 31, 2014. Affiliates of Ernest leased or mortgaged 22 facilities, representing 13.0% of our total assets as of December 31, 2014. Total revenues from Ernest were $57.3 million, or 18.3% of our total revenue for the year ended December 31, 2014.

In addition, affiliates of Waterland Private Equity Investments B.V. control RHM, the operator and lessee of 14 German facilities that we currently own, and Median, the operator and lessee of the 40 German facilities we expect to acquire via sale leaseback transactions in early 2015. Waterland has announced its intent to merge RHM and Median during the course of 2015. Pro forma for the merger, and after giving effect to the Median sale leaseback transactions (assuming full funding of our remaining development commitments), the combined Median-RHM portfolio will represent approximately 27% of our portfolio by investment amount.

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

We have now, and may have in the future, exposure to contingent rent escalators, which could hinder our growth and profitability.

We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in the consumer price index, “CPI”, typically with specified caps and floors. Certain of our other leases may provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified threshold. If, as a result of weak economic conditions or other factors, the CPI does not increase or the properties subject to these leases do not generate sufficient revenue to achieve the specified threshold, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited.

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

At December 31, 2014, we had two facilities in which the tenant was still working through the bankruptcy process. These two tenants are current on their rental obligations through February 2015; however, no assurances can be made that we will not incur loss revenues on these properties in future periods.

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

Some of these competitors may have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth and financial return could be materially adversely affected. Certain of our facilities, or facilities we may acquire or develop in the future will face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not generally available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and thus our rental revenues, interest income, and/or our earnings from equity investments.

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

We have 90 leased properties that are subject to purchase options as of December 31, 2014. For 76 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 11 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining three leases, the purchase options approximate fair value. At December 31, 2014, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on page 11 of this 2014 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

We may not be able to adapt our management and operational systems to manage the net-leased facilities we have acquired or are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

There is no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop, including those properties located in Europe or any future investments outside the United States. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. We may issue from time to time additional common stock or units of our operating partnership in connection with the acquisition of facilities and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise future capital through a sale of additional equity securities.

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital

As of February 26, 2015, our corporate credit rating from Standard and Poor’s Ratings Service was BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

We currently have operations in Europe. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, currency fluctuations; changes in foreign political, regulatory, and economic conditions; challenges in managing international operations (including the use of third-parties in providing accounting, legal, and other administrative functions); challenges of complying with a wide variety of foreign laws and regulations; foreign ownership restrictions with respect to operations in countries; and changes in applicable laws and regulations in the United States that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

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

We acquire, develop, and make mortgage investments in healthcare real estate. In addition, we selectively make RIDEA investments in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our RIDEA investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders are dependent on the real estate and healthcare industries. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

We have developed and constructed facilities in the past and are currently developing eleven facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We may be subject to risks arising from future acquisitions of real estate.

We may be subject to risks in connection with our acquisition of healthcare real estate, including without limitation the following:

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

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire and develop facilities will prove inaccurate, as well as general investment risks associated with any new real estate investment. Newly-

developed or newly-renovated facilities may not have operating histories that are helpful in making objective pricing decisions. The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

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

Our leases generally require our tenants to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. We carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be adequate and customary for similarly situated companies in our industry. However, we cannot provide any assurances that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

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

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have a RIDEA investment in the tenant, our return on investment maybe negatively affected.

As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans, and intend to obtain on future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist of which we are unaware.

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

We have acquired interests in eight of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.

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

Over the past several years, CMS has increased its attention on reimbursement for LTACHs and inpatient rehabilitation facilities (“IRFs”), with CMS imposing regulatory restrictions on LTACH and IRF reimbursement. A significant number of our tenants operate LTACHs and IRFs. We expect that CMS will continue to explore implementing other restrictions on LTACH and IRF reimbursement, and possibly develop more restrictive facility and patient level criteria for these types of facilities. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The United States healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The United States healthcare industry is highly regulated by federal, state and local laws (as discussed on pages 10-13), and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. We are aware of various federal and state inquiries, investigations and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a materially adverse effect on the relevant tenant’s operations and financial condition, and on its ability to make required lease and mortgage payments to

us. In instances where we have a RIDEA investment in our tenants operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

As an example, the Medicare program contains specific requirements with respect to the maintenance of medical records. Medical records must be maintained for every individual who is evaluated or treated at a hospital. Medical records must be accurately written, promptly completed, properly filed and retained, and accessible. Medicare surveyors may conduct on site visits for a variety of reasons, including to investigate a patient complaint or to survey the hospital for compliance with Medicare requirements. In such instances, Medicare surveyors generally review a large sampling of patient charts. If a pattern of incomplete medical records is identified, the hospital’s Medicare certification could be jeopardized if a plan of correction is not completed. In order for a healthcare organization to continue receiving payment from the Medicare and Medicaid programs, it must comply with conditions of participation, or standards, as set forth in federal regulations. Further, many hospitals and other institutional providers are accredited by accrediting agencies such as the Joint Commission, a national healthcare accrediting organization. The Joint Commission was created to accredit healthcare organizations that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements.

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

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The Services Employees International Union (“SEIU”) has alleged that our tenant, Prime may have upcoded for certain procedures and may be providing poor quality of care, in addition to allegations of delaying the transfer of out-of-network patients to their preferred medical provider once they have stabilized. Prime has addressed these allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that the SEIU is attempting to organize certain Prime employees. Prime recently disclosed an ongoing investigation by the United States Department of Justice into billing practices and patient confidentiality statues.

The failure of any tenant to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect the tenant’s ability to make lease and/or principal and interest payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our shareholders. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effects on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests would be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and/or to pay principal and interest on their loans from us. In instances where we have a RIDEA investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or securityfailure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase or license some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or the improper access or disclosure of our or our tenant’s information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

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

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because:

•

we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax;

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

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service (“IRS”) as “true leases,” we may be subject to adverse tax consequences.

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might fail to satisfy the REIT asset tests or income test and, consequently could lose our REIT status effective with the year of re-characterizations.

Transactions with taxable REIT subsidiaries may be subject to excise tax.

We have historically entered into lease and other transactions with our taxable REIT subsidiaries and their subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our taxable REIT subsidiaries and their parent REIT that are not conducted on an arm’s length basis may be subject to a 100% excise tax. While we believe that all of our transactions with our taxable REIT subsidiaries are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely affect the trading price of our common stock

Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra facilities, one of our taxable REIT subsidiaries made a loan to Vibra to acquire the operations at those Vibra facilities. The acquisition loan bore interest at an annual rate of 10.25%. Our operating partnership loaned the funds to the taxable REIT subsidiary to make this loan. The loan from our operating partnership to the taxable REIT subsidiary bore interest at an annual rate of 9.25%.

Like the Vibra loan discussed above, our taxable REIT subsidiaries have made and will make loans to tenants in our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our taxable REIT subsidiaries, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2014, our portfolio consisted of 132 properties: 115 facilities (of the 124 facilities that we owned) were in operation and leased or loaned to 27 operators, eight assets were in the form of first mortgage loans to three operators, and nine properties that were under construction. Our owned facilities consisted of 63 general acute care hospitals, 22 long-term acute care hospitals, 30 inpatient rehabilitation hospitals, three medical office buildings, and six wellness centers. The eight non-owned facilities on which we made mortgage loans consisted of four general acute care facilities, one long-term acute care hospital, and three inpatient rehabilitation hospitals to three operators.

	Total Properties	Total 2014 Revenue	Percentage of Total Revenue	Total Investment
	(Dollars in thousands)
Domestic:
Alabama	2	$—	0.0%	$1,973	(C)
Arizona	4	18,309	5.9%	201,739	(C)
California	13	64,268	20.6%	547,098
Colorado	9	6,414	2.0%	68,301	(C)
Connecticut	3	340	0.1%	7,838
Florida	1	2,250	0.7%	25,809
Idaho	4	20,235	6.5%	101,662
Indiana	2	2,100	0.7%	52,014
Kansas	3	10,922	3.5%	96,345
Louisiana	4	12,581	4.0%	132,134
Massachusetts	1	1,297	0.4%	14,217
Michigan	1	1,416	0.5%	10,743
Missouri	2	4,761	1.5%	60,921
Montana	1	2,530	0.8%	21,097
Nevada	1	9,698	3.1%	82,541
New Jersey	3	15,596	5.0%	238,141
New Mexico	2	5,876	1.9%	53,082
Oregon	1	3,063	1.0%	23,503
Pennsylvania	1	4,764	1.5%	30,953
Rhode Island	2	148	0.0%	3,737
South Carolina	4	11,245	3.6%	96,178
Texas	46	74,044	23.7%	776,017	(A)(C)
Utah	3	9,272	3.0%	104,543
Virginia	1	1,072	0.3%	10,915
West Virginia	1	692	0.2%	20,000
Wisconsin	1	962	0.3%	27,651
Wyoming	1	2,692	0.9%	22,458

Total domestic	117	$286,547	91.7%	$2,831,610
International:
United Kingdom	1	$2,322	0.7%	$44,005
Germany	14	23,663	7.6%	707,437

Total international	15	$25,985	8.3%	$751,442

Total	132	$312,532	100.0%	$3,583,052	(B)

(A)	Includes our Twelve Oaks facility that is 55% occupied. Our total gross investment in the facility is $59.7 million.

(B)	Excludes equity interests and accumulated depreciation and amortization. Includes other loans of $573.2 million.
(C)	Includes development projects still under construction at December 31, 2014.

Type of Property (includes properties subject to leases and loans)	Number of Properties	Number of Square Feet	Number of Licensed Beds(D)
General Acute Care Hospitals(A)(B)	70	9,734,310	6,281
Long-Term Acute Care Hospitals	23	1,215,205	1,301
Rehabilitation Hospitals(C)	33	2,739,364	3,509
Wellness Centers	6	251,213	NA

	132	13,940,092	11,091

(A)	Includes three medical office buildings.
(B)	One of our general acute care hospitals, with 69,965 square feet and 28 beds, are located in the United Kingdom.
(C)	14 of our rehabilitation facilities, with 1.7 million square feet and 2,524 beds, are located in Germany.
(D)	Excludes our nine facilities that are under development.

The following table shows tenant lease expirations, including those related to direct financing leases, for the next 10 years and thereafter at our leased properties (excludes loans and properties under development), assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

Total Lease Portfolio(2)	Total Leases	Base Rent(1)	% of Total Base Rent	Total Square Footage	Total Licensed Beds
2015	2	$4,155	1.6%	137,977	161
2016	1	2,250	0.9%	95,445	126
2017	—	—	0.0%	—	—
2018	1	2,020	0.8%	66,459	62
2019	8	6,547	2.6%	558,919	136
2020	1	1,061	0.4%	47,937	64
2021	3	14,244	5.7%	459,059	278
2022	12	37,955	15.1%	2,840,038	1,916
2023	4	12,029	4.8%	912,652	851
2024	1	2,478	1.0%	52,082	60
Thereafter	82	168,845	67.1%	7,675,019	6,398

Total	115	$251,584	100.0%	12,845,587	10,052

(1)	The most recent monthly base rent and income from direct financing leases annualized. This does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes our nine facilities that are under development.

ITEM 3.	Legal Proceedings

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

(a) Medical Properties’ common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends per share declared by us with respect to each such period.

	High	Low	Dividends
Year ended December 31, 2014
First Quarter	$13.66	$12.09	$0.21
Second Quarter	13.97	12.65	0.21
Third Quarter	14.14	12.18	0.21
Fourth Quarter	14.22	12.23	0.21
Year ended December 31, 2013
First Quarter	$16.04	$12.14	$0.20
Second Quarter	17.73	13.19	0.20
Third Quarter	15.50	11.47	0.20
Fourth Quarter	13.52	11.87	0.21

On February 26, 2015, the closing price for our common stock, as reported on the New York Stock Exchange, was $15.03 per share. As of February 26, 2015, there were 61 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

To qualify as a REIT, we must distribute at least 90% of our REIT taxable income, excluding net capital gain, as dividends to our stockholders. If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue the policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and our financial condition. In addition, our unsecured credit facility limits the amounts of dividends we can pay — see Note 4 of Item 8 of this Annual Report on Form 10-K for more information.

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2009 through December 31, 2014, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Medical Properties Trust, Inc.	100.00	116.98	115.02	150.89	163.55	196.49
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
SNL US REIT Healthcare	100.00	119.30	136.58	163.99	153.70	204.68

The graph and accompanying text shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

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

Medical Properties Trust, Inc.

The consolidated balance sheet and operating data have been derived from our audited consolidated financial statements. As of December 31, 2014, Medical Properties Trust, Inc. had a 99.8% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
OPERATING DATA	(In thousands except per share data)
Total revenue	$312,532	$242,523	$198,125	$132,322	$104,825
Depreciation and amortization (expense)	(53,938)	(36,978)	(32,815)	(30,147)	(20,148)
Property-related and general and administrative (expenses)	(39,125)	(32,513)	(30,039)	(27,815)	(31,423)
Acquisition expenses(2)	(26,389)	(19,494)	(5,420)	(4,184)	(1,108)
Impairment (charge)	(50,128)	—	—	—	(12,000)
Interest and other income	8,040	3,235	1,281	96	1,518
Debt refinancing/unutilized financing (expense)	(1,698)	—	—	(14,214)	(6,716)
Interest (expense)	(98,156)	(66,746)	(58,243)	(43,810)	(33,984)
Income tax (expense)	(340)	(726)	(19)	(128)	(386)

Income from continuing operations	50,798	89,301	72,870	12,120	578
Income (loss) from discontinued operations	(2)	7,914	17,207	14,594	22,434

Net income	50,796	97,215	90,077	26,714	23,012
Net income attributable to non-controlling interests	(274)	(224)	(177)	(178)	(99)

Net income attributable to MPT common stockholders	$50,522	$96,991	$89,900	$26,536	$22,913

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.29	$0.58	$0.54	$0.10	$—
Income from discontinued operations attributable to MPT common stockholders per diluted share	—	0.05	0.13	0.13	0.22

Net income attributable to MPT common stockholders per diluted share	$0.29	$0.63	$0.67	$0.23	$0.22

Weighted average number of common shares — diluted	170,540	152,598	132,333	110,629	100,708
OTHER DATA
Dividends declared per common share	$0.84	$0.81	$0.80	$0.80	$0.80

	December 31,
	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$2,612,291	$2,296,479	$1,591,189	$1,261,644	$1,017,059
Real estate accumulated depreciation/amortization	(202,627)	(159,776)	(122,796)	(89,982)	(60,784)
Mortgage and other loans	970,761	549,746	527,893	239,839	215,985
Cash and equivalents	144,541	45,979	37,311	102,726	98,408
Other assets	222,370	172,267	145,289	107,647	78,146

Total assets	$3,747,336	$2,904,695	$2,178,886	$1,621,874	$1,348,814

Debt, net	$2,201,654	$1,421,681	$1,025,160	$689,849	$369,970
Other liabilities	163,635	138,806	103,912	103,210	79,268
Total Medical Properties Trust, Inc. Stockholders’ Equity	1,382,047	1,344,208	1,049,814	828,815	899,462
Non-controlling interests	—	—	—	—	114

Total equity	1,382,047	1,344,208	1,049,814	828,815	899,576

Total liabilities and equity	$3,747,336	$2,904,695	$2,178,886	$1,621,874	$1,348,814

(1)	Cash paid for acquisitions and other related investments totaled $767.7 million, $654.9 million, $621.5 million, $279.0 million, and $137.8 million in 2014, 2013, 2012, 2011, and 2010, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.
(2)	Includes $5.8 million and $12.0 million in transfer taxes in 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.

MPT Operating Partnership, L.P.

The consolidated balance sheet and operating data presented below have been derived from the operating partnership’s audited consolidated financial statements.

	2014(4)	2013(4)	2012(4)	2011(4)	2010(4)
OPERATING DATA	(In thousands except per unit data)
Total revenue	$312,532	$242,523	$198,125	$132,322	$104,825
Depreciation and amortization (expense)	(53,938)	(36,978)	(32,815)	(30,147)	(20,148)
Property-related and general and administrative (expenses)	(39,125)	(32,513)	(30,039)	(27,798)	(31,348)
Acquisition expenses(5)	(26,389)	(19,494)	(5,420)	(4,184)	(1,108)
Impairment (charge)	(50,128)	—	—	—	(12,000)
Interest and other income	8,040	3,235	1,281	96	1,518
Debt refinancing (expense)	(1,698)	—	—	(14,214)	(6,716)
Interest (expense)	(98,156)	(66,746)	(58,243)	(43,810)	(33,984)
Income tax (expense)	(340)	(726)	(19)	(128)	(386)

Income from continuing operations	50,798	89,301	72,870	12,137	653
Income (loss) from discontinued operations	(2)	7,914	17,207	14,594	22,434

Net income	50,796	97,215	90,077	26,731	23,087
Net income (loss) attributable to non-controlling interests	(274)	(224)	(177)	(178)	(99)

Net income attributable to MPT Operating Partnership, L.P. partners	$50,522	$96,991	$89,900	$26,553	$22,988

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.29	$0.58	$0.54	$0.10	$—
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	—	0.05	0.13	0.13	0.22

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.29	$0.63	$0.67	$0.23	$0.22

Weighted average number of units — diluted	170,540	152,598	132,333	110,629	100,708
OTHER DATA
Dividends declared per unit	$0.84	$0.81	$0.80	$0.80	$0.80

	December 31,
	2014(4)	2013(4)	2012(4)	2011(4)	2010(4)
BALANCE SHEET DATA	(In thousands)
Real estate assets — at cost	$2,612,291	$2,296,479	$1,591,189	$1,261,644	$1,017,059
Real estate accumulated depreciation/amortization	(202,627)	(159,776)	(122,796)	(89,982)	(60,784)
Other loans and investments	970,761	549,746	527,893	239,839	215,985
Cash and equivalents	144,541	45,979	37,311	102,726	98,408
Other assets	222,370	172,267	145,289	107,647	78,146

Total assets	$3,747,336	$2,904,695	$2,178,886	$1,621,874	$1,348,814

Debt, net	$2,201,654	$1,421,681	$1,025,160	$689,849	$369,970
Other liabilities	163,245	138,416	103,522	102,820	78,895
Total partners capital	1,382,437	1,344,598	1,050,204	829,205	899,835
Non-controlling interests	—	—	—	—	114

Total capital	1,382,437	1,344,598	1,050,204	829,205	899,949

Total liabilities and capital	$3,747,336	$2,904,695	$2,178,886	$1,621,874	$1,348,814

(4)	Cash paid for acquisitions and other related investments totaled $767.7 million, $654.9 million, $621.5 million, $279.0 million, and $137.8 million in 2014, 2013, 2012, 2011, and 2010, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.
(5)	Includes $5.8 million and $12.0 million in transfer taxes in 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. With the acquisition of properties in Germany and the United Kingdom in 2013 and 2014, we have healthcare investments in the United States and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 United States Federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio minimum escalators range from 0.5% to 4%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Some leases also may require our tenants to pay percentage rents, which are based on the level of the tenant’s revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants (which we refer to as RIDEA investments) that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2014, our portfolio consisted of 132 properties leased or loaned to 27 operators, of which nine are under development and eight are in the form of mortgage loans.

2014 Highlights

In 2014, we invested or committed to invest approximately $1.4 billion in healthcare real estate assets — the highest in our history. These significant investments greatly strengthened our portfolio through geographic, tenant and property type diversification. We expanded total assets by 29%, increased revenues by 29%, completed additional acquisitions in Europe, and reduced our concentration with affiliates of Prime.

A summary of our 2014 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.4 billion as noted below:

•

Completed Step 1 of the acquisition, with Waterland Private Equity, of MEDIAN Kliniken Group. Upon the completion of Step 2 (sale-leaseback step) in early 2015, we will have added 38 rehabilitation and two acute care hospitals valued at approximately €705 million (or approximately $881 million);

•

Completed the acquisition of three RHM Klinik rehabilitation facilities located in Germany for a transaction valued at approximately €64 (or approximately $80.8 million) incurring approximately €3.0 million (or approximately $3.6 million) of transfer and other taxes that have been expensed as acquisition costs;

•

Acquired an acute care hospital in Fairmont, West Virginia for an aggregate purchase price of $15 million from Alecto Healthcare Services (“Alecto”), made a $5 million working capital loan to the tenant and a commitment to fund up to $5 million in capital improvements;

•	Acquired an acute care hospital in Sherman, Texas for an aggregate purchase price of $32.5 million from Alecto and funded $7.5 million working capital loan to the tenant;

•

Entered the United Kingdom healthcare market by acquiring an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. valued at approximately £28.3 million (approximately $48.0 million) incurring approximately £1.1 million (approximately $1.9 million) of transfer and other taxes that have been expensed as acquisition costs;

•

Acquired a general acute care hospital and an adjacent parcel of land for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside;

•

Executed an additional $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments (began construction on five of these facilities in 2014);

•	Completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — $19 million inpatient rehabilitation facility located in South Ogden, Utah;

•	Oakleaf Surgical Hospital — $30.5 million acute care facility located in Altoona, Wisconsin;

•	First Choice ER (a subsidiary of Adeptus Health) — Completed 17 acute care facilities totaling approximately $80.3 million.

With these new investments, many of our diversification metrics have improved including:

•

Individual property diversification — On an individual property basis, we had no investment of any single property greater than 3.1% of our total assets as of December 31, 2014, down from 3.9% as of December 31, 2013;

•

Geographic diversification — Investments located in California represented 14.6% of our total assets at December 31, 2014, down from 18.7% in the prior year. Investments located in Texas represented 20.2% of our total assets at December 31, 2014, down from 22.7% in the prior year. In addition, we further expanded our portfolio into Europe with the additional RHM acquisitions, Circle Bath and Median transaction (as fully described in Note 3 in Item 8 of this Annual Report on Form 10-K).

•	Sold the real estate of La Palma Community Hospital to Prime Healthcare recognizing a gain on sale of $2.9 million;

•	Sold the real estate of our Bucks facility pursuant to a purchase option, resulting in a $3.1 million impairment charge;

•	Restructured our investment in Monroe Hospital by entering into a lease with an affiliate of Prime which had acquired the operations of the facility;

•

Completed a new $1.15 billion senior unsecured credit facility comprised of a $1.025 billion senior unsecured revolving credit facility and a $125 million senior unsecured term loan facility, issued $300 million of unsecured notes, and raised $138 million in equity to fund the acquisition activity mentioned above; and

•	Received investment grade rating on our unsecured debt of BBB- and a corporate credit rating upgrade from Standard & Poor’s Ratings Services to BB+.

2013 Highlights

In 2013, we leveraged our expertise in healthcare real estate, finance and operations to continue executing our strategy to grow and diversify our portfolio of hospital-only investments. We completed our first international acquisition.

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

•

Acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital) for $15.8 million, which is leased to Ernest under the 2012 master lease;

•

Acquired the real estate of two acute care hospitals in Kansas from affiliates of Prime for a combined purchase price of $75 million. These properties are leased to Prime pursuant to the master lease agreements;

•

Commenced construction of several facilities pursuant to a master funding and development agreement with First Choice Emergency Room, LLC (“First Choice”) to develop up to 25 free standing emergency rooms (the remaining of these facilities were completed in 2014);

•

Financed the development of inpatient rehabilitation facilities in South Ogden, Utah and Post Falls, Idaho for a total of $33.5 million, which is leased to Ernest under the 2012 master lease (Post Falls was completed in 2013 and the Ogden facility opened in the 2014 first quarter); and

•	Provided a $20 million mortgage financing to Alecto for the 204-bed Olympia Medical Center.

•	Sold the real estate of an inpatient rehabilitation facility, Warm Springs Rehabilitation Hospital of San Antonio, for $14 million, resulting in a gain on sale of $5.6 million;

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

2012 Highlights

In 2012, we achieved a number of important milestones, including increasing our assets beyond the $2 billion mark and driving revenues above $200 million. A summary of the 2012 highlights is as follows:

•

Acquired real estate assets, entered into development agreements, entered into leases, made new loan investments, made RIDEA investments and committed to new development projects totaling more than $800 million as noted below:

•

Made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million, consisting of $200 million to purchase real estate assets, a first mortgage loan of $100 million, and $96.5 million in RIDEA investments made up of an acquisition loan for $93.2 million and an equity contribution of $3.3 million. With this acquisition, we took ownership of 16 new facilities;

•	Funded a $100 million mortgage loan secured by the real property of Centinela Hospital Medical Center. Centinela is a 369 bed acute care facility that is operated by Prime;

•

Acquired the real estate of the 380 bed St. Mary’s Regional Medical Center, an acute care hospital in Reno, Nevada for $80 million and the real estate of the 140-bed Roxborough Memorial Hospital in Pennsylvania for $30 million. The acquired facilities are leased to Prime;

•

Acquired the real estate of a 40-bed long-term acute care hospital in Hammond, Louisiana for $10.5 million and leased the facility to the operator under a 15-year lease. As part of this transaction, we made a secured working capital loan of $2.5 million as well as a revolving loan of up to $2.0 million. In addition, we have made a $2.0 million RIDEA investment for a 25% equity ownership in the operator of this facility;

•

Entered into an agreement to develop and lease an acute care facility in Altoona, Wisconsin for $33.5 million, with National Surgical Hospitals. The facility was completed in the third quarter of 2014;

•	Agreed to fund the construction of an inpatient rehabilitation hospital in Spartanburg, South Carolina for Ernest. This facility opened in the third quarter of 2013;

•	Entered into an agreement with Ernest to develop and lease a 40-bed rehabilitation hospital in Lafayette, Indiana, which opened in the 2013 first quarter;

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

Revenue Recognition: We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent adjustments over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of income is presented as two amounts: billed rent revenue and straight-line revenue. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as billed rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified base amount/threshold (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or where the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

We use direct finance lease accounting (“DFL”) to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

In instances where we have a profits or equity interest in our tenant’s operations, we record income equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

We begin recording base rent income from our development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of our development projects, we are generally entitled to accrue rent based on the cost paid during the construction period (construction period rent). We accrue construction period rent as a receivable with a corresponding offset to deferred revenue during the construction period. When the lessee takes physical possession of the facility, we begin recognizing the deferred construction period revenue on the straight-line method over the remaining term of the lease.

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other long-term loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

Commitment fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 38 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, such as was the case with our Monroe and Bucks facilities in 2014, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2014; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation: For existing properties acquired for leasing purposes, we account for such acquisitions based on business combination accounting rules. We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term. Because our strategy to a large degree involves the origination and acquisition of long-term lease arrangements at market rates with independent parties, we do not expect the above-market and below-market in-place lease values to be significant for many of our transactions.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2014, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted average useful life of 17.9 years at December 31, 2014. If a lease is terminated, the unamortized portion of the lease intangible is charged to expense.

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

Loans: Loans consist of mortgage loans, working capital loans and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents as discussed above) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Stock-Based Compensation: During the years ended December 31, 2014, 2013, and 2012 we recorded $9.2 million, $8.8 million, and $7.6 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2010, we granted annual performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our stock price levels or our total shareholder return (stock price and dividends) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we work with an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. If awards vest faster than our original estimate, we will record a catch-up of expense, which we did in the 2014, 2013 and 2012 fourth quarters due to our 2012, 2011, and 2010 stock awards being earned earlier than expected.

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

These investments include the following at December 31, 2014: (in thousands):

Asset (Liability)	Fair Value
Mortgage loan	$100,000
Acquisition loans	97,450
Equity investment	3,300

Total	$200,750

We measure the estimated fair value of these investments utilizing Level 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2014.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(451)
- 100 basis points	451

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2014.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2014 and 2013, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities (such as the day-to-day operations of the hospital) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2014, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$6,985	$131,147	$—	$—	$138,132
2011, 2012, and 2014 Senior Unsecured Notes	69,750	139,500	139,500	1,276,438	1,625,188
2013 Senior Unsecured Notes(5)	13,913	27,825	27,825	255,873	325,436
Revolving credit facility(2)	12,302	24,604	599,299	—	636,205
Term loans	3,441	6,889	141,812	—	152,142
Operating lease commitments(3)	3,555	7,155	6,771	90,645	108,126
Purchase obligations(4)	176,848	—	—	—	176,848

Totals	$286,794	$337,120	$915,207	$1,622,956	$3,162,077

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.
(2)	As of December 31, 2014, we have a new $1.025 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at December 31, 2014 (which was $593.5 million as of December 31, 2014) remains in effect through maturity. Included in the balances outstanding is a euro-denominated tranche — we used the exchange rate at December 31, 2014, (or 1.21) in preparing this table. (Note: A portion of the revolver was paid down in January 2015 with proceeds from the stock offering).
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $176.8 million of future expenditures related to development projects.
(5)	Our 2013 Senior Unsecured Notes are Euro-denominated. We used the exchange rate at December 31, 2014, (or 1.21) in preparing this table.

Liquidity and Capital Resources

2014 Cash Flow Activity

We generated cash of $150.4 million from operating activities during 2014, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, was principally used to fund our dividends of $144.4 million and certain of our investing activities including the additional funding of our development properties.

In regards to other financing activities in which we used such net proceeds to ultimately fund our $767.7 million of acquisitions in 2014 and to fund other investment activities, we did the following:

a)	On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

b)	On April 17, 2014, we completed a $300 million senior unsecured notes offering.

c)

On October 17, 2014, we entered into an amendment to our revolving credit and term loan agreement to increase the current aggregate committed size of the facility to $1.15 billion with an additional $400 million accordion available increasing the total aggregate capacity to $1.55 billion. The amendment also increased the alternative currency sublimit under the facility to €500 million and amended certain covenants in order to permit us to consummate and finance the Median transaction.

d)	We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (1.7 million shares sold resulting in net proceeds of $22.6 million) which may be used for general corporate purposes as needed.

2013 Cash Flow Activity

We generated cash of $140.8 million from operating activities during 2013, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, was principally used to fund our dividends of $120.3 million and certain of our investing activities.

From a financing perspective, on October 10, 2013 we closed on a €200 million euro-denominated (approximately $275 million at December 31, 2013) 7 year fixed rate debt transaction at an annual coupon of 5.75%. In addition, on August 20, 2013, we completed an offering of 11.5 million shares of common stock (including 1.5 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. Futhermore, in August 2013, we completed a $150 million tack on offering to our 2012 Senior Unsecured Notes, resulting in net proceeds of $153.3 million (reflective of the pricing premium we received). Finally, we completed an offering of 12.65 million shares of our common stock (including 1.65 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) in February 2013, resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from these financing activities and strategic property disposals during the year (generating approximately $32 million) were used to fund our acquisitions and development activities.

2012 Cash Flow Activity

We generated cash of $105.3 million from operating activities during 2012, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, was principally used to fund our dividends of $104.0 million and working capital needs. To fund the Ernest transaction in February 2012, we completed an offering of 23.6 million shares of our common stock (including 3.1 million shares sold pursuant to the exercise in full of the underwriters’ overallotment option), resulting in net proceeds (after underwriting discount) for $220.1 million. In addition, in February 2012, we completed a $200 million offering of senior unsecured notes, resulting in net proceeds, after underwriting discount, of $196.5 million, which we also used to fund the Ernest transaction.

In March 2012, we closed on a $100 million senior unsecured term loan facility and exercised the $70 million accordion feature on our revolving credit facility, increasing the total commitment under that facility to $400 million at that time. We also sold five properties during the year generating $71.2 million of additional funds.

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

Debt Restrictions and Covenants

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limit the amount of dividends we can pay to 95% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2014, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements: As of December 31, 2014, we have less than $0.3 million in debt principal payments due in 2015 — see debt maturity schedule below. At February 24, 2015 (and after the amendments to our Credit Facility in October 2014 as described in Note 4 to Item 8 of this Annual Report on Form 10-K and the $480 million of net proceeds from our equity offering in January 2015), our availability under our revolving credit facility plus cash on-hand approximated $0.8 billion.

We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $22.6 million has been sold through February 24, 2015) which may be used for general corporate purposes as needed. We believe any excess availability in our Credit Facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, expected funding requirements on our development projects and the completion of Step 2 of the Median acquisition), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: As of December 31, 2014, we have less than $0.4 million in debt principal payments due between now and July 2016 . With our liquidity at February 24, 2015 of approximately $0.8 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) currently. However, in order to fund our investment strategies post 2015, to fund debt maturities coming due in 2018 and later years, or as we consider longer term financing for our Median transaction, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	assumptions of existing or placing new secured loans on Median real estate,

•	amending or entering into new bank term loans,

•	issuance of new USD or EUR denominated debt securities, including senior unsecured notes,

•	entering into joint venture arrangements,

•	proceeds from strategic property sales, and/or

•	sale of equity securities.

However, there is no assurance that conditions will remain favorable for such possible transactions or that our plans will be successful.

As of December 31, 2014, principal payments due on our debt (which exclude the effects of any discounts or premiums recorded) are as follows (in thousands):

2015	$283
2016	125,298
2017	320
2018	606,271
2019	125,000
Thereafter	1,341,960

Total	$2,199,132

Results of Operations

Our operating results may very significantly from year-to-year due to a variety of reasons including acquisitions made during the year, incremental revenues and expenses from acquisitions made in the prior year, revenues and expenses from completed development properties, property disposals, annual escalation provisions, foreign currency exchange rate changes, new or amended debt agreements, issuances of shares through an equity offering, etc. Thus, our operating results for the current year are not necessarily indicative of the results that may be expected in future years.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net income for the year ended December 31, 2014, was $50.5 million compared to net income of $97.0 million for the year ended December 31, 2013. This decrease was due to the $50.1 million of impairment charges taken in 2014 — see note 3 to Item 8 of this Form 10-K for further details — along with higher interest and acquisition expenses, partially offset by increased revenues from deals completed in the year. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $181.7 million, or $1.06 per diluted share for 2014 as compared to $147.2 million, or $0.96 per diluted share for 2013, a 23% increase on a dollar basis. This 23% increase in FFO is primarily due to the increase in revenue from acquisitions and the completion of development projects during 2014.

A comparison of revenues for the years ended December 31, 2014 and 2013 is as follows (dollar amounts in thousands):

	2014		2013		Change
	(Dollar amounts in thousands)
Rent billed	$187,018	59.9%	$132,578	54.7%	$54,440
Straight-line rents	13,507	4.3%	10,706	4.4%	2,801
Income from direct financing leases	49,155	15.7%	40,830	16.8%	8,325
Interest and fee income	62,852	20.1%	58,409	24.1%	4,443

Total revenue	$312,532	100.0%	$242,523	100.0%	$70,009

Our total revenue for 2014 is up $70.0 million or 28.9% over the prior year. This increase is made up of the following:

•

Rent billed — up $54.4 million over the prior year of which $2.8 million is from our annual escalation provisions in our leases, $45.9 million is from incremental revenue from acquisitions made in 2014 and late 2013, and $9.2 million is incremental revenue from development properties that were completed and put into service in 2014. Approximately $1 million of base rents were recorded in 2013 related to our Monroe property but none was recorded in the current year.

•

Straight-line rent — up $2.8 million primarily due to incremental revenue from acquisitions made in late 2013 and 2014 and from development properties that were completed and put into service in 2013 and 2014, partially offset by the $2.8 million write-off of unbilled rent related to our Gilbert, La Palma, and our wellness center properties.

•

Income from direct financing leases — up $8.3 million over the prior year of which $0.6 million is from annual escalation provisions in our leases and $7.7 million is from incremental revenue from acquisitions made in 2013.

•

Interest from loans — up $4.4 million over the prior period of which $1.5 million is from our annual escalation provisions in our loans and $4.2 million is primarily from new loans, partially offset by the repayment of loans in late 2013 and 2014.

Real estate depreciation and amortization during 2014 was $53.9 million compared to $37.0 million in 2013 primarily due to the incremental depreciation/amortization from the facilities acquired in 2014 and the development properties completed in 2013 and 2014.

During 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility — see Note 3 to Item 8 of this Form 10-K for further details.

Acquisition expenses increased from $19.5 million to $26.4 million primarily as a result of the international acquisitions completed in 2014 and continued activity to pursue potential deals. Included in the 2014 and 2013 acquisition expenses are $5.8 million and $12.0 million, respectively, of real estate transfer taxes associated with our international properties.

General and administrative expenses in 2014 totaled $37.3 million, which is 11.9% of revenues, down from 12.4% of revenues in the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up $7.2 million from the prior year due to higher compensation expense (from increased head count and higher cash compensation due to improved financial/operational performance) along with $2.5 million in higher travel and international expenses as a result of our growth and expansion in 2014. On a go forward basis, we expect our general and administrative expenses to be in the $10 million range per quarter assuming no significant changes in our operations.

Interest expense for 2014 and 2013 totaled $98.2 million and $66.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes and our new and expanded Credit Facility along with the 2013 Senior Unsecured Notes and $150 million tack on offering to our 2012 Senior Unsecured Notes which were only partially outstanding in 2013. Our weighted average interest rate was 5.4% for 2014, down from 6% in 2013. With the upgrade on our senior unsecured notes to investment grade by Standard & Poor’s Rating Services and an upgrade to our corporate credit rating to BB+, we would expect our weighted average interest rate for 2015 to be slightly lower than 2014 assuming no changes in the make-up of our debt or any significant change to the overall interest rate environment. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

In 2014, we incurred $1.7 million in additional financing expenses of which $1.4 million related to fees associated with a committed unutilized interim bridge loan that served as a back stop for the partial financing of the Median transaction. The remaining $0.3 million related to the write-off of certain debt issue costs associated with the replacement of our old credit facility.

Other income (including our earnings from equity and other interests) was up $4.8 million in 2014 primarily due to the $2.9 million gain on the La Palma property sale along with foreign currency transaction gains. Our earnings from equity and other interests was down from 2013 due to lower income from our interest in Bucks as the property was sold in August 2014 – this interest generated about $1 million of income annually.

In addition to the items noted above, net income for 2014 and 2013 was impacted by discontinued operations. See Note 11 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net income for the year ended December 31, 2013, was $97.0 million compared to net income of $89.9 million for the year ended December 31, 2012. This increase was primarily related to acquisitions made in 2012 and 2013, partially offset by higher interest expense due to additional debt incurred in 2013 and strategic dispositions in 2012 and 2013. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $147.2 million, or $0.96 per diluted share for 2013 as compared to $119.4 million, or $0.90 per diluted share for 2012, a 7% increase on a per share basis. These increases are primarily the result of the same transactions described herein.

A comparison of revenues for the years ended December 31, 2013 and 2012 is as follows (dollar amounts in thousands):

	2013		2012		Change
	(Dollar amounts in thousands)
Rent Billed	$132,580	54.7%	$118,374	59.7%	$14,206
Percentage rent billed	(2)	—%	1,509	0.8%	(1,511)
Straight-line rent	10,706	4.4%	7,911	4.0%	2,795
Income from direct financing leases	40,830	16.8%	21,728	11.0%	19,102
Interest and fee income	58,409	24.1%	48,603	24.5%	9,806

Total revenue	$242,523	100.0%	$198,125	100.0%	$44,398

Rent billed for 2013 increased 12.0% versus the prior year as a result of $1.8 million in additional rent generated from annual escalation provisions in our leases and $15.5 million of incremental revenue from the properties acquired or completed in 2012 and 2013 including the Hammond acquisition, three IASIS acquisitions, the RHM acquisition, and completed development properties. This is partially offset by the $3.1 million of revenue from our Monroe facility that was recorded in 2012 but not in 2013. Straight-line rent increased 35.3% as a result of the RHM acquisition, the Hammond acquisition in the 2012 fourth quarter and our Twelve Oaks, Little Elm, and Lafayette development deals that came online in 2013.

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

Acquisition expenses increased from $5.4 million to $19.5 million primarily as a result of the RHM and IASIS acquisitions in 2013 along with continued activity to pursue potential deals. As part of the RHM acquisition in the fourth quarter of 2013, we incurred approximately $12 million in real estate transfer taxes.

General and administrative expenses in 2013 totaled $30.1 million, which is 12.4% of revenues, down from 14.4% of revenues in the prior year. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up slightly from the prior year, as we incurred more stock compensation expense in 2013 than in 2012. This increase in stock compensation expense is the result of certain performance award hurdles being met earlier than expected due to the total shareholder return performance over the last three years.

We recognized $3.6 million of earnings from equity and other interests (part of our RIDEA investments) in certain of our tenants in 2013 up from $2.9 million in 2012. This increase over 2012 is due to the timing of when such investments were made and since we elected to record our share of the investee’s earnings on a 90-day lag basis starting in 2012.

Interest expense for 2013 and 2012 totaled $66.7 million and $58.2 million, respectively. This increase is related to higher average debt balances in the current year associated with our €200 million denominated 2013 Senior Unsecured Notes and the $150 million tack on offering to our 2012 Senior Unsecured Notes. Our total weighted average interest rates were consistent at 6% in 2013 and 2012. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2014, 2013, and 2012 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
FFO information:
Net income attributable to MPT common stockholders	$50,522	$96,991	$89,900
Participating securities’ share in earnings	(895)	(729)	(887)

Net income, less participating securities’ share in earnings	$49,627	$96,262	$89,013
Depreciation and amortization:
Continuing operations	53,938	36,978	32,815
Discontinued operations	—	708	2,041
Gain on sale of real estate	(2,857)	(7,659)	(16,369)
Real estate impairment charge	5,974	—	—

Funds from operations	$106,682	$126,289	$107,500
Write-off of straight line rent	2,818	1,457	6,456
Acquisition costs	26,389	19,494	5,420
Debt refinancing and unutilized financing expenses	1,698	—	—
Loan and other impairment charges	44,154	—	—

Normalized funds from operations	$181,741	$147,240	$119,376

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.29	$0.63	$0.67
Depreciation and amortization:
Continuing operations	0.31	0.24	0.25
Discontinued operations	—	—	0.01
Gain on sale of real estate	(0.01)	(0.04)	(0.12)
Real estate impairment charge	0.04	—	—

Funds from operations	$0.63	$0.83	$0.81
Write-off of straight line rent	0.02	0.01	0.05
Acquisition costs	0.15	0.12	0.04
Debt refinancing and unutilized financing expenses	—	—	—
Loan and other impairment charges	0.26	—	—

Normalized funds from operations	$1.06	$0.96	$0.90

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2014:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20
October 30, 2012	November 23, 2012	January 5, 2013	$0.20
August 16, 2012	September 13, 2012	October 11, 2012	$0.20
May 17, 2012	June 14, 2012	July 12, 2012	$0.20
February 16, 2012	March 15, 2012	April 12, 2012	$0.20

On February 23, 2015, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.22 per share of common stock to be paid on April 9, 2015 to stockholders of record on March 12, 2015.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2014, our outstanding debt totaled $2.2 billion, which consisted of fixed-rate debt of $1.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $718.5 million. If market interest rates increase by one-percent, the fair value of our fixed rate debt at December 31, 2014 would decrease by approximately $2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $718.5 million, the balance of our revolver and term loan at December 31, 2014.

Foreign Currency Sensitivity

With our investments in Germany and the United Kingdom, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results for 2014 and on an annualized basis, if the Euro exchange rate were to change by 1%, our net income would change by less than $0.4 million. Based solely on operating results for 2014 and on an annualized basis, if the British Pound exchange rate were to change by 1%, our net income would change by less than $0.4 million.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting discontinued operations in during the year ended December 31, 2014.

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

March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting discontinued operations in during the year ended December 31, 2014.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 2, 2015

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$192,551	$154,858
Buildings and improvements	1,848,176	1,578,336
Construction in progress and other	23,163	41,771
Intangible lease assets	108,885	90,490
Net investment in direct financing leases	439,516	431,024
Mortgage loans	397,594	388,756

Gross investment in real estate assets	3,009,885	2,685,235
Accumulated depreciation	(181,441)	(144,235)
Accumulated amortization	(21,186)	(15,541)

Net investment in real estate assets	2,807,258	2,525,459
Cash and cash equivalents	144,541	45,979
Interest and rent receivables	41,137	58,565
Straight-line rent receivables	59,128	45,829
Other loans	573,167	160,990
Other assets	122,105	67,873

Total Assets	$3,747,336	$2,904,695

LIABILITIES AND EQUITY
Liabilities
Debt, net	$2,201,654	$1,421,681
Accounts payable and accrued expenses	112,623	94,290
Deferred revenue	27,207	24,114
Lease deposits and other obligations to tenants	23,805	20,402

Total liabilities	2,365,289	1,560,487
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 172,743 shares at December 31, 2014 and 161,310 shares at December 31, 2013	172	161
Additional paid-in capital	1,765,381	1,618,054
Distributions in excess of net income	(361,330)	(264,804)
Accumulated other comprehensive loss	(21,914)	(8,941)
Treasury shares, at cost	(262)	(262)

Total Equity	1,382,047	1,344,208

Total Liabilities and Equity	$3,747,336	$2,904,695

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$187,018	$132,578	$119,883
Straight-line rent	13,507	10,706	7,911
Income from direct financing leases	49,155	40,830	21,728
Interest and fee income	62,852	58,409	48,603

Total revenues	312,532	242,523	198,125
Expenses
Real estate depreciation and amortization	53,938	36,978	32,815
Impairment charges	50,128	—	—
Property-related	1,851	2,450	1,477
Acquisition expenses	26,389	19,494	5,420
General and administrative	37,274	30,063	28,562

Total operating expenses	169,580	88,985	68,274

Operating income	142,952	153,538	129,851
Other income (expense)
Interest and other (expense) income	5,481	(319)	(1,662)
Earnings from equity and other interests	2,559	3,554	2,943
Debt refinancing and unutilized financings expense	(1,698)	—	—
Interest expense	(98,156)	(66,746)	(58,243)
Income tax expense	(340)	(726)	(19)

Net other expenses	(92,154)	(64,237)	(56,981)

Income from continuing operations	50,798	89,301	72,870
Income (loss) from discontinued operations	(2)	7,914	17,207

Net income	50,796	97,215	90,077
Net income attributable to non-controlling interests	(274)	(224)	(177)

Net income attributable to MPT common stockholders	$50,522	$96,991	$89,900

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.29	$0.59	$0.54
Income from discontinued operations attributable to MPT common stockholders	—	0.05	0.13

Net income attributable to MPT common stockholders	$0.29	$0.64	$0.67

Weighted average shares outstanding — basic	169,999	151,439	132,331

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.29	$0.58	$0.54
Income from discontinued operations attributable to MPT common stockholders	—	0.05	0.13

Net income attributable to MPT common stockholders	$0.29	$0.63	$0.67

Weighted average shares outstanding — diluted	170,540	152,598	132,333

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$50,796	$97,215	$90,077
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	2,964	3,474	(251)
Foreign currency translation gain (loss)	(15,937)	67	—

Total comprehensive income	37,823	100,756	89,826
Comprehensive income attributable to non-controlling interests	(274)	(224)	(177)

Comprehensive income attributable to MPT common stockholders	$37,549	$100,532	$89,649

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2011	—	$—	110,786	$111	$1,055,256	$(214,059)	$(12,231)	$(262)	$—	$828,815

Net income	—	—	—	—	—	89,900	—	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	—	(251)
Stock vesting and amortization of stock-based compensation	—	—	854	1	7,636	—	—	—	—	7,637
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(177)	(177)
Proceeds from offering (net of offering costs)	—	—	24,695	24	233,024	—	—	—	—	233,048
Dividends declared ($0.80 per common share)	—	—	—	—	—	(109,335)	—	—	—	(109,335)

Balance at December 31, 2012	—	$—	136,335	$136	$1,295,916	$(233,494)	$(12,482)	$(262)	$—	$1,049,814

Net income	—	—	—	—	—	96,991	—	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	—	67
Stock vesting and amortization of stock-based compensation	—	—	811	1	8,832	—	—	—	—	8,833
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(224)	(224)
Proceeds from offering (net of offering costs)	—	—	24,164	24	313,306	—	—	—	—	313,330
Dividends declared ($0.81 per common share)	—	—	—	—	—	(128,301)	—	—	—	(128,301)

Balance at December 31, 2013	—	$—	161,310	$161	$1,618,054	$(264,804)	$(8,941)	$(262)	$—	$1,344,208

Net income	—	—	—	—	—	50,522	—	—	274	50,796
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,964	—	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	—	(15,937)
Stock vesting and amortization of stock-based compensation	—	—	777	—	9,165	—	—	—	—	9,165
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(274)	(274)
Proceeds from offering (net of offering costs)	—	—	10,656	11	138,162	—	—	—	—	138,173
Dividends declared ($0.84 per common share)	—	—	—	—	—	(147,048)	—	—	—	(147,048)

Balance at December 31, 2014	—	$—	172,743	$172	$1,765,381	$(361,330)	$(21,914)	$(262)	$—	$1,382,047

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Operating activities
Net income	$50,796	$97,215	$90,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,162	38,818	35,593
Amortization and write-off of deferred financing costs and debt discount	5,105	3,559	3,457
Direct financing lease accretion	(6,701)	(5,774)	(3,104)
Straight-line rent revenue	(16,325)	(11,265)	(8,309)
Share-based compensation expense	9,165	8,833	7,637
(Gain) loss from sale of real estate	(2,857)	(7,659)	(16,369)
Impairment charges	50,128	—	—
Straight-line rent write-off	2,818	1,457	6,456
Other adjustments	520	(70)	538
Decrease (increase) in:
Interest and rent receivable	(3,856)	(13,211)	(17,261)
Other assets	764	1,855	91
Accounts payable and accrued expenses	6,209	23,867	9,201
Deferred revenue	(485)	3,177	(2,698)

Net cash provided by operating activities	150,443	140,802	105,309
Investing activities
Cash paid for acquisitions and other related investments	(767,696)	(654,922)	(621,490)
Net proceeds from sale of real estate	34,649	32,409	71,202
Principal received on loans receivable	11,265	7,249	10,931
Investment in loans receivable	(12,782)	(3,746)	(1,293)
Construction in progress	(102,333)	(41,452)	(44,570)
Other investments, net	(13,126)	(52,115)	(31,908)

Net cash (used for) provided by investing activities	(850,023)	(712,577)	(617,128)
Financing activities
Additions to term debt	425,000	424,580	300,000
Payments of term debt	(100,266)	(11,249)	(232)
Payment of deferred financing costs	(14,496)	(9,760)	(6,247)
Revolving credit facilities, net	490,625	(20,000)	35,400
Distributions paid	(144,365)	(120,309)	(103,952)
Lease deposits and other obligations to tenants	7,892	3,231	(11,436)
Proceeds from sale of common shares, net of offering costs	138,173	313,330	233,048
Other	—	—	(177)

Net cash provided by financing activities	802,563	579,823	446,404

Increase (decrease) in cash and cash equivalents for the year	102,983	8,048	(65,415)
Effect of exchange rate changes	(4,421)	620	—
Cash and cash equivalents at beginning of year	45,979	37,311	102,726

Cash and cash equivalents at end of year	$144,541	$45,979	$37,311

Interest paid, including capitalized interest of $1,860 in 2014, $1,729 in 2013, and $1,596 in 2012	$91,890	$58,110	$51,440
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$—	$1,648
Mortgage loan issued from sale of real estate	12,500	—	3,650
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$38,461	$35,778	$27,786

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$192,551	$154,858
Buildings and improvements	1,848,176	1,578,336
Construction in progress and other	23,163	41,771
Intangible lease assets	108,885	90,490
Net investment in direct financing leases	439,516	431,024
Mortgage loans	397,594	388,756

Gross investment in real estate assets	3,009,885	2,685,235
Accumulated depreciation	(181,441)	(144,235)
Accumulated amortization	(21,186)	(15,541)

Net investment in real estate assets	2,807,258	2,525,459
Cash and cash equivalents	144,541	45,979
Interest and rent receivables	41,137	58,565
Straight-line rent receivables	59,128	45,829
Other loans	573,167	160,990
Other assets	122,105	67,873

Total Assets	$3,747,336	$2,904,695

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$2,201,654	$1,421,681
Accounts payable and accrued expenses	74,195	58,538
Deferred revenue	27,207	24,114
Lease deposits and other obligations to tenants	23,805	20,402
Payable due to Medical Properties Trust, Inc.	38,038	35,362

Total liabilities	2,364,899	1,560,097
Commitments and Contingencies
Capital
General partner — issued and outstanding — 1,722 units at December 31, 2014 and 1,608 units at December 31, 2013	14,055	13,541
Limited Partners:
Common units — issued and outstanding — 171,021 units at December 31, 2014 and 159,702 units at December 31, 2013	1,390,296	1,339,998
LTIP units — issued and outstanding — 292 units at December 31, 2014 and 292 units at December 31, 2013	—	—
Accumulated other comprehensive loss	(21,914)	(8,941)

Total Capital	1,382,437	1,344,598

Total Liabilities and Capital	$3,747,336	$2,904,695

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$187,018	$132,578	$119,883
Straight-line rent	13,507	10,706	7,911
Income from direct financing leases	49,155	40,830	21,728
Interest and fee income	62,852	58,409	48,603

Total revenues	312,532	242,523	198,125
Expenses
Real estate depreciation and amortization	53,938	36,978	32,815
Impairment charges	50,128	—	—
Property-related	1,851	2,450	1,477
Acquisition expenses	26,389	19,494	5,420
General and administrative	37,274	30,063	28,562

Total operating expense	169,580	88,985	68,274

Operating income	142,952	153,538	129,851
Other income (expense)
Interest and other (expense) income	5,481	(319)	(1,662)
Earnings from equity and other interests	2,559	3,554	2,943
Debt refinancing and unutilized financings expense	(1,698)	—	—
Interest expense	(98,156)	(66,746)	(58,243)
Income tax expense	(340)	(726)	(19)

Net other expenses	(92,154)	(64,237)	(56,981)

Income from continuing operations	50,798	89,301	72,870
Income (loss) from discontinued operations	(2)	7,914	17,207

Net income	50,796	97,215	90,077
Net income attributable to non-controlling interests	(274)	(224)	(177)

Net income attributable to MPT Operating Partnership partners	$50,522	$96,991	$89,900

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.29	$0.59	$0.54
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.05	0.13

Net income attributable to MPT Operating Partnership partners	$0.29	$0.64	$0.67

Weighted average units outstanding — basic	169,999	151,439	132,331

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.29	$0.58	$0.54
Income from discontinued operations attributable to MPT Operating Partnership partners	—	0.05	0.13

Net income attributable to MPT Operating Partnership partners	$0.29	$0.63	$0.67

Weighted average units outstanding — diluted	170,540	152,598	132,333

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$50,796	$97,215	$90,077
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	2,964	3,474	(251)
Foreign currency translation (loss) gain	(15,937)	67	—

Total comprehensive income	37,823	100,756	89,826
Comprehensive income attributable to non-controlling interests	(274)	(224)	(177)

Comprehensive income attributable to MPT Operating Partnership partners	$37,549	$100,532	$89,649

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2011	1,107	$8,418	109,679	$833,018	150	$—	$(12,231)	$—	$829,205

Net income	—	899	—	88,733	—	268	—	177	90,077
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(251)	—	(251)
Unit vesting and amortization of unit-based compensation	4	76	850	7,561	71	—	—	—	7,637
Proceeds from offering (net of offering costs)	246	2,331	24,449	230,717	—	—	—	—	233,048
Distributions to non- controlling interests	—	—	—	—	—	—	—	(177)	(177)
Distributions declared ($0.80 per unit)	—	(1,094)	—	(107,973)	—	(268)	—	—	(109,335)

Balance at December 31, 2012	1,357	$10,630	134,978	$1,052,056	221	$—	$(12,482)	$—	$1,050,204

Net income	—	972	—	95,748	—	271	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	67
Unit vesting and amortization of unit-based compensation	9	88	802	8,745	71	—	—	—	8,833
Proceeds from offering (net of offering costs)	242	3,133	23,922	310,197	—	—	—	—	313,330
Distributions to non- controlling interests	—	—	—	—	—	—	—	(224)	(224)
Distributions declared ($0.81 per unit)	—	(1,282)	—	(126,748)	—	(271)	—	—	(128,301)

Balance at December 31, 2013	1,608	$13,541	159,702	$1,339,998	292	$—	$(8,941)	$—	$1,344,598

Net income	—	508	—	49,769	—	245	—	274	50,796
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,964	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	(15,937)
Unit vesting and amortization of unit-based compensation	8	92	769	9,073	—	—	—	—	9,165
Proceeds from offering (net of offering costs)	106	1,382	10,550	136,791	—	—	—	—	138,173
Distributions to non- controlling interests	—	—	—	—	—	—	—	(274)	(274)
Distributions declared ($0.84 per unit)	—	(1,468)	—	(145,335)	—	(245)	—	—	(147,048)

Balance at December 31, 2014	1,722	$14,055	171,021	$1,390,296	292	$—	$(21,914)	$—	$1,382,437

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Operating activities
Net income	$50,796	$97,215	$90,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,162	38,818	35,593
Amortization and write-off of deferred financing costs and debt discount	5,105	3,559	3,457
Direct financing lease interest accretion	(6,701)	(5,774)	(3,104)
Straight-line rent revenue	(16,325)	(11,265)	(8,309)
Unit-based compensation expense	9,165	8,833	7,637
(Gain) loss from sale of real estate	(2,857)	(7,659)	(16,369)
Impairment charges	50,128	—	—
Straight-line rent write-off	2,818	1,457	6,456
Other adjustments	520	(70)	538
Decrease (increase) in:
Interest and rent receivable	(3,856)	(13,211)	(17,261)
Other assets	764	1,855	91
Accounts payable and accrued expenses	6,209	23,867	9,201
Deferred revenue	(485)	3,177	(2,698)

Net cash provided by operating activities	150,443	140,802	105,309
Investing activities
Cash paid for acquisitions and other related investments	(767,696)	(654,922)	(621,490)
Net proceeds from sale of real estate	34,649	32,409	71,202
Principal received on loans receivable	11,265	7,249	10,931
Investment in loans receivable	(12,782)	(3,746)	(1,293)
Construction in progress	(102,333)	(41,452)	(44,570)
Other investments, net	(13,126)	(52,115)	(31,908)

Net cash (used for) provided by investing activities	(850,023)	(712,577)	(617,128)
Financing activities
Additions to term debt	425,000	424,580	300,000
Payments of term debt	(100,266)	(11,249)	(232)
Payment of deferred financing costs	(14,496)	(9,760)	(6,247)
Revolving credit facilities, net	490,625	(20,000)	35,400
Distributions paid	(144,365)	(120,309)	(103,952)
Lease deposits and other obligations to tenants	7,892	3,231	(11,436)
Proceeds from sale of units, net of offering costs	138,173	313,330	233,048
Other	—	—	(177)

Net cash provided by financing activities	802,563	579,823	446,404

Increase (decrease) in cash and cash equivalents for the year	102,983	8,048	(65,415)
Effect of exchange rate changes	(4,421)	620	—
Cash and cash equivalents at beginning of year	45,979	37,311	102,726

Cash and cash equivalents at end of year	$144,541	$45,979	$37,311

Interest paid, including capitalized interest of $1,860 in 2014, $1,729 in 2013, and $1,596 in 2012	$91,890	$58,110	$51,440
Supplemental schedule of non-cash investing activities:
Loan conversion to equity interest	$—	$—	$1,648
Mortgage loan issued from sale of real estate	12,500	—	3,650
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$38,461	$35,778	$27,786

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis except where material differences exist.

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.

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

At December 31, 2014, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities (including but not limited to Ernest and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$257,208	Mortgage and other loans	$207,617
Equity investments	$ 53,542	Other assets	$5,490

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2014, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

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

Revenue Recognition: We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of income is presented as two amounts: billed rent revenue and straight-line revenue. Billed rent revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as billed rent revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or when the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as billed rent revenue in the period earned.

We use direct finance lease accounting (“DFL”) to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

In instances where we have a profits or equity interest in our tenant’s operations, we record income equal to our percentage interest of the tenant’s profits, as defined in the lease or tenant’s operating agreements, once annual thresholds, if any, are met.

We begin recording base rent income from our development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of our development projects, we are generally entitled to accrue rent based on the cost paid during the construction period (construction period rent). We accrue construction period rent as a receivable with a corresponding offset to deferred revenue during the construction period. When the lessee takes physical possession of the facility, we begin recognizing the deferred construction period revenue on the straight-line method over the remaining term of the lease.

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other long-term loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

Commitment fees received from development and leasing services for lessees are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

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

Acquired Real Estate Purchase Price Allocation: For existing properties acquired for leasing purposes, we account for such acquisitions based on business combination accounting rules. We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time to time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We amortize the value of lease intangibles to expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the lease intangibles are charged to expense.

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, are maintained at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months.

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

Depreciation is calculated on the straight-line method over the useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2014 are as follows:

Buildings and improvements	37.9 years
Tenant lease intangibles	17.9 years
Leasehold improvements	22.3 years
Furniture, equipment and other	6.5 years

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

Our unvested restricted stock/unit awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities are included in the earnings allocation in computing both basic and diluted earnings per common share/unit.

Income Taxes: We conduct our business as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service (“IRS”) grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (“CVT”), along with around 30 others, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they make loans to and/or investments in our lessees.

With the property acquisitions in Germany and the United Kingdom, we will be subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the United States as such income from our international properties will flow through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax receivables/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is reflected in our tax provision when such changes occur.

Stock-Based Compensation: We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods (typically three years), using the straight-line method. Awards of deferred stock units vest when granted and are charged to expense at the date of grant. Awards that contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions.

Deferred Costs: Costs incurred prior to the completion of offerings of stock or debt that directly relate to the offerings are deferred and netted against proceeds received from the offering. External costs incurred in connection with anticipated financings and refinancings of debt are generally capitalized as deferred financing costs in other assets and amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the loan (interest method). For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are recognized as a reduction in interest income over the life of the loan.

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

Certain of our U.S. subsidiaries will enter into short-term transactions denominated in foreign currency from time to time. Gains or losses resulting from these foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income in the consolidated statements of income.

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

Fair Value Option Election: For our equity interest in Ernest and related loans (as more fully described in Note 3), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interest or loans.

Recent Accounting Developments: In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. We adopted ASU 2014-08 for the quarter ended March 31, 2014. The application of this guidance is prospective from the date of adoption and should result in our not generally having to reflect property disposals as discontinued operations in the future — such as with the La Palma and Bucks property disposals in 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position and results of operations.

In January 2015, the FASB issued ASU No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. We early adopted ASU 2015-01 as of December 31, 2014; the adoption of ASU 2015-01 did not have a material impact on our consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the condensed consolidated financial statements to conform to the 2014 consolidated financial statement presentation. These reclassifications had no impact on stockholders’ equity or net income.

3.	Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2014	2013	2012
Assets Acquired	(in thousands)
Land	$22,569	$41,473	$518
Building	241,242	439,030	8,942
Intangible lease assets — subject to amortization (weighted average useful life of 18.2 years in 2014, 21.0 years in 2013 and 15.0 years in 2012)	22,513	38,589	1,040
Net investments in direct financing leases	—	110,580	310,000
Mortgage loans	—	20,000	200,000
Other loans	447,664	5,250	95,690
Other assets	33,708	—	5,300

Total assets acquired	$767,696	$654,922	$621,490

2014 Activity

Median Transaction

On October 15, 2014, we entered into definitive agreements pursuant to which we will acquire substantially all the real estate assets of Median Kliniken S.à r.l. (“Median”), a German provider of post-acute and acute rehabilitation services, for an aggregate purchase price of approximately €705 million, (or $881 million based on exchange rates at that time). The portfolio includes 38 rehabilitation hospitals and two acute care hospitals located across 11 states in the Federal Republic of Germany.

The transaction is structured using a two step process in partnership with affiliates of Waterland Private Equity Fund V C.V. (“Waterland”). In the first step, which was completed on December 15, 2014, an affiliate of Waterland acquired 94.9% of the outstanding equity interest in Median pursuant to a stock purchase agreement with Median’s current owners. We indirectly acquired the remaining 5.1% of the outstanding equity interest and provided or committed to provide interim acquisition loans to Waterland and Median in aggregate amounts of approximately €425 million ($531 million), of which €349 million had been advanced at December 31, 2014. These interim loans we make will bear interest at a rate similar to the initial lease rate under the planned sale and leaseback transactions described below.

In a series of transactions we expect will be completed in early 2015, we will acquire substantially all of Median’s real estate assets under a sale and leaseback transaction. We will either assume or novate any third party debt attributable to the real estate assets acquired or provide the cash required to repay the third party debt. The purchase price we are required to pay for the real estate assets will be offset, pro rata, against amounts of debt that we assume or have provided cash to repay, and/or against the amounts of loans previously made. The sale and leaseback transactions are subject to customary real estate, regulatory and other closing conditions, including waiver of any statutory pre-emption rights by local municipalities. To the extent we are unable to acquire the entire Median portfolio as contemplated, we will have a right of first refusal with regard to any new real estate properties owned or acquired by Median.

Upon our acquisition of the real estate assets, we will lease them back to Median under a 27 year master lease, with annual escalators at the greater of one percent or 70% of the German consumer price index.

An affiliate of Waterland controls RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”), the operator and lessee of the other German facilities that we own.

In the fourth quarter of 2014, we acquired three RHM rehabilitation facilities in Germany for an aggregate purchase price of €63.6 million (approximately $81 million) including approximately €3.0 million (or approximately $3.6 million) of transfer and other taxes that have been expensed as acquisition costs. These facilities include: Bad Mergentheim (211 beds), Bad Tolz (248 beds), and Bad Liebenstein (271 beds). All three properties are included under our existing master lease agreement with RHM as described below.

On October 31, 2014, we acquired a 237-bed acute care hospital, associated medical office buildings, and a behavioral health facility in Sherman, Texas for $32.5 million. Alecto Healthcare Services (“Alecto”) is the tenant and operator pursuant to a 15-year lease agreement with three five-year extension options. In addition we agreed to fund a working capital loan up to $7.5 million, all of which was funded at December 31, 2014, and we obtained a 20% interest in the operator of the facility.

On September 19, 2014, we acquired an acute care hospital in Fairmont, West Virginia for an aggregate purchase price of $15 million from Alecto. The facility was simultaneously leased back to the seller under a 15-year initial term with three five-year extension options. In addition, we made a $5 million working capital loan to the tenant with a five year term and a commitment to fund up to $5 million in capital improvements. Finally, we obtained a 20% interest in the operator of this facility.

On July 1, 2014, we acquired an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. The sale/leaseback transaction, excluding any transfer taxes, is valued at approximately £28.3 million (or approximately $48.0 million based on exchange rates at that time). The lease has an initial term of 15-years with a tenant option to extend the lease for an additional 15 years. The lease includes annual rent increases, which will equal the year-over-year change in the retail price index with a floor of 2% and a cap of 5%. With the transaction, we incurred approximately £1.1 million (approximately $1.9 million) of transfer and other taxes that have been expensed as acquisition costs.

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

From the respective acquisition dates in 2014 through that year end, the 2014 acquisitions contributed $12.4 million and $8.7 million of revenue and income (excluding related acquisition and financing expenses) for the period ended December 31, 2014. In addition, we incurred $26.4 million of acquisition related expenses in 2014, of which $25.2 million (including $5.8 million in transfer taxes as part of our RHM, Circle, and Median transactions) related to acquisitions consummated as of December 31, 2014.

The purchase price allocations attributable to the 2014 acquisitions are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2013 Activity

RHM Portfolio Acquisition

On November 29, 2013, we acquired 11 rehabilitation facilities in the Federal Republic of Germany from RHM for an aggregate purchase price, excluding €9 million applicable transfer taxes, of €175 million (or $237.8 million based on exchange rates at that time). Each of the facilities are leased to RHM under a master lease providing for a term of 27 years and for annual rent increases of 2.0% from 2015 through 2017, and of 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will be increased to reflect 70% of cumulative increases in the German consumer price index.

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

On July 18, 2013, we acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital). The total purchase price was $10.5 million including $0.5 million for adjacent land. The facility is leased to an affiliate of Ernest under the master lease agreement entered into in 2012 that initially provided for a 20-year term with three five-year extension options, plus consumer price-indexed rent increases, limited to a 2% floor and 5% ceiling annually. This lease is accounted for as a DFL. In addition, we made a $5.3 million loan on this property with terms similar to the lease terms.

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

On December 31, 2013, we provided a $20 million mortgage financing to Alecto for the 204-bed Olympia Medical Center.

From the respective acquisition dates, in 2013 through that year-end, the 2013 acquisitions contributed $13.6 million and $10.6 million of revenue and income (excluding related acquisition and financing expenses) for the period ended December 31, 2013. In addition, we incurred $19.5 million of acquisition related expenses in 2013, of which $18.0 million (including $12 million in transfer taxes as a part of the RHM acquisition) related to acquisitions consummated as of December 31, 2013.

2012 Activity

On February 29, 2012, we made loans to and acquired assets from Ernest for a combined purchase price and investment of $396.5 million (“Ernest Transaction”).

Real Estate Acquisition and Mortgage Loan Financing

Pursuant to a definitive real property asset purchase agreement, we acquired from Ernest and certain of its subsidiaries (i) a portfolio of five rehabilitation facilities (including a ground lease interest relating to a community-based acute rehabilitation facility in Wyoming), (ii) seven long-term acute care facilities located in seven states and (iii) undeveloped land in Provo, Utah (collectively, the “Acquired Facilities”) for an aggregate purchase price of $200 million. The Acquired Facilities are leased to subsidiaries of Ernest pursuant to a master lease agreement. The master lease agreement has a 20-year term with three five-year extension options and provided for an initial rental rate of 9%, with consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually thereafter. In addition, we made Ernest a $100 million loan secured by a first mortgage interest in four subsidiaries of Ernest, which has terms similar to the leasing terms described above.

Acquisition Loan and Equity Contribution

Through an affiliate of one of our TRSs, we made investments of approximately $96.5 million in Ernest Health Holdings, LLC, which is the owner of Ernest. These investments are structured as a $93.2 million acquisition loan and a $3.3 million equity contribution.

The interest rate on the acquisition loan is 15%. Ernest is required to pay us a minimum of 6% and 7% of the loan amount in years one and two, respectively, and 10% thereafter, although there are provisions in the loan agreement that are expected to result in full payment of the 15% preference when funds are sufficient. Any of the 15% in excess of the minimum that is not paid may be accrued, interest compounded, and paid upon the occurrence of a capital or liquidity event and is payable at maturity. The loan may be prepaid without penalty at any time.

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

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2014 and 2013, as if each acquisition (which excludes the Median loan advancements) was completed on January 1, 2013. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share amounts).

	For the Year Ended December 31,
	(Unaudited)
	2014	2013
Total revenues	$329,258	$315,780
Net income	67,150	144,545
Net income per share/unit	$0.38	$0.84

Development Activities

During 2014, we completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•

Oakleaf Surgical Hospital — This approximately $30 million acute care facility located in Altoona, Wisconsin. This facility is leased to National Surgical Hospitals for 15 years and contains two renewal options of five years each plus an additional option for nearly another five years, and the rent increases annually based on changes in the consumer price-index.

•

First Choice ER (a subsidiary of Adeptus Health) — We completed 17 acute care facilities for this tenant during 2014 totaling approximately $83.0 million. These facilities are leased pursuant to the master lease entered into in 2013.

On August 15, 2014 we executed a binding $8.7 million agreement with Health Care Authority for University of Alabama Birmingham (UAB) Medical West, an Affiliate of UAB Health System for the development of a freestanding emergency department and a medical office building. The facilities will be leased to Medical West under 15 year initial lease terms with four extension options of five years each.

On July 29, 2014, we executed a binding $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments. These facilities will be leased to Adeptus Health pursuant to a new master lease agreement that has a 15-year initial term with three extension options of five years each that provides for annual rent increases based on changes in the consumer price index with a 2% minimum. This new master lease agreement is cross-defaulted with the original master lease executed with First Choice ER in 2013. We began construction on seven of these facilities in the 2014 second half pursuant to the master funding and development agreement.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 12/31/14	Estimated Completion Date
UAB Medical West	Hoover, AL	Acute Care Hospital & MOB	Medical West, an affiliate of UAB	$8,653	$1,973	2Q 2015
First Choice ER- Summerwood	Houston, TX	Acute Care Hospital	Adeptus Health	6,015	2,560	2Q 2015
First Choice ER- Ft. Worth Avondale – Haslet	Ft. Worth, TX	Acute Care Hospital	Adeptus Health	4,780	871	2Q 2015
First Choice ER- Carrollton	Carrollton, TX	Acute Care Hospital	Adeptus Health	35,820	15,629	3Q 2015
First Choice ER- Chandler	Chandler, AZ	Acute Care Hospital	Adeptus Health	5,049	895	3Q 2015
First Choice ER- Converse	Converse, TX	Acute Care Hospital	Adeptus Health	5,754	1,141	3Q 2015
First Choice ER- Denver 48th	Denver, CO	Acute Care Hospital	Adeptus Health	5,123	44	3Q 2015
First Choice ER- McKinney	McKinney, TX	Acute Care Hospital	Adeptus Health	4,750	50	3Q 2015
First Choice Emergency Rooms	Various	Acute Care Hospital	Adeptus Health	84,423	—	Various

				$160,367	$23,163

Disposals

2014 Activity

On December 31, 2014, we sold our La Palma facility for $12.5 million, resulting in a gain of $2.9 million. Due to this sale, we wrote-off $1.3 million of straight-line rent receivables.

On May 20, 2014, the tenant of our Bucks facility gave notice of their intent to exercise the lease’s purchase option. Pursuant to this purchase option, the tenant acquired the facility on August 6, 2014 for $35 million. We wrote down this facility to fair market value less cost to sell, resulting in a $3.1 million real estate impairment charge in the 2014 second quarter.

The sale of the Bucks and La Palma facilities was not a strategic shift in our operations, and therefore the results of the Bucks and La Palma operations have not been reclassified as discontinued operations.

2013 Activity

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

2012 Activity

On December 27, 2012, we sold our Huntington Beach facility for $12.5 million, resulting in a gain of $1.9 million. Due to this sale, we wrote-off $0.7 million of straight-line rent receivable. Due to this sale, we wrote-off $1.3 million of straight line rent receivables.

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

For each of the disposals in 2013 and 2012 (which occurred prior to the accounting changed discussed in Note 1 under the heading “Recent Accounting Developments”), the operating results of these facilities for the current and all prior periods have been included in discontinued operations.

Intangible Assets

At December 31, 2014 and 2013, our intangible lease assets were $108.9 million ($87.7 million, net of accumulated amortization) and $90.5 million ($74.9 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $7.0 million, $4.0 million, and $3.9 million in 2014, 2013, and 2012, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:
2015	$6,438
2016	6,397
2017	6,387
2018	6,326
2019	6,271

As of December 31, 2014, capitalized lease intangibles have a weighted average remaining life of 17.9 years.

Leasing Operations

All of our leases are accounted for as operating leases except we are accounting for 14 Ernest facilities and five Prime facilities as DFLs. The components of our net investment in DFLs consisted of the following (dollars in thousands):

As of December 31, 2014
Minimum lease payments receivable	$1,607,024
Estimated residual values	211,888
Less unearned income	(1,379,396)

Net investment in direct financing leases	$439,516

Minimum rental payments due to us in future periods under operating leases and DFLs, which have non-cancelable terms extending beyond one year at December 31, 2014, are as follows: (amounts in thousands)

	Total Under Operating Leases	Total Under DFLs	Total
2015	$196,864	$43,386	$240,250
2016	198,265	44,254	242,519
2017	198,807	45,139	243,946
2018	199,728	46,041	245,769
2019	199,857	46,962	246,819
Thereafter	1,838,346	380,743	2,219,089

	$2,831,867	$606,525	$3,438,392

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

Monroe Facility

As of December 31, 2014 and 2013, our net investment (exclusive of the related real estate) in Monroe was as follows:

	As of December 31, 2014	As of December 31, 2013
Loans	$—	$31,341
Less: Loan impairment reserve	—	(12,000)

Loans, net	—	19,341
Interest, rent and other receivables	—	20,972

Net investment	$—	$40,313

Due to the performance and cash flow shortages of the previous tenant, we stopped recording interest income on the Monroe loan and unbilled rent revenue in 2010. In addition, we stopped recording billed rental revenue on this property in April 1, 2013. During 2014, the previous operator of our Monroe facility continued to underperform and became further behind on payments to us as required by the real estate lease agreement and working capital loan agreement. In August 2014, this operator filed for bankruptcy. As part of the bankruptcy process and to help with a smoother transition of the property to a new operator, we agreed to provide up to $5 million in debtor-in-possession financing of which all was funded by December 31, 2014. Based on these new developments and the fair value of our real estate and the underlying collateral of our loan (using Level 2 inputs), we recorded a $47.0 million impairment charge in 2014.

Effective December 31, 2014, the bankruptcy court approved the purchase by Prime of the assets of the prior operator. Prime will lease the facility from us pursuant to terms under an existing master lease. The initial annual lease payment is approximately $2.5 million, and Prime is current on its rent through February 2015. At December 31, 2014, our investment in Monroe is approximately $36 million, which we believe is fully recoverable.

Florence facility

On March 6, 2013, the tenant of our $27.4 million facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At December 31, 2014, we have approximately $1 million of receivables outstanding but the tenant continues to pay us in accordance with bankruptcy orders. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid. We have entered into a non-binding letter of intent with the stalking horse bidder for the assumption of the existing lease, with certain non-monetary amendments. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at December 31, 2014, is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; however, we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. The tenant has continued to perform its monetary obligations and we have agreed to the terms of an amended lease upon the tenant’s bankruptcy exit. At December 31, 2014, we have no outstanding receivables. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of $14.1 million at December 31, 2014, is fully recoverable.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2014		As of December 31, 2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$397,594	10.5%	$388,756	10.0%
Acquisition loans	525,136	9.3%	109,655	14.7%
Working capital and other loans	48,031	10.4%	51,335	10.8%

	$970,761		$549,746

Our mortgage loans cover eight of our properties with three operators.

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes. At December 31, 2014, acquisition loans includes our $97.5 million loan to Ernest plus $422.5 million related to the Median transaction in 2014.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.6 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At December 31, 2014, $3.4 million remains outstanding on the convertible note, and we retain the option, to convert this remainder into an additional 15.1% equity interest in the operator.

Concentration of Credit Risks

For the years ended December 31, 2014 and 2013, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 26.9% and 32.0%, respectively, of total revenue. From an investment concentration perspective, Prime represented 20.0% and 24.5% of our total assets at December 31, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2014 and 2013, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 18.3% and 20.2% of total revenue, respectively. From an investment concentration perspective, Ernest represented 13.0% and 15.9% of our total assets at December 31, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2014, Median represented 11.3% of our total assets at December 31, 2014.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of December 31, 2014.

From a global geographic perspective, approximately 80% of our total assets are in the United States while 20% reside in Europe as of December 31, 2014, up from 9% in 2013. Revenue from our European investments was $26.0 million and $1.8 million in 2014 and 2013, respectively.

From a United States geographic perspective, investments located in California represented 14.6% of our total assets at December 31, 2014, down from 18.7% in the prior year. Investments located in Texas represented 20.2% of our total assets at December 31, 2014, down from 22.7% in the prior year.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $101.8 million, $70.0 million and $54.3 million in 2014, 2013 and 2012, respectively.

4.	Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2014		As of December 31, 2013
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$593,490	Variable	$105,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,522		2,873

	352,522		352,873
2013 Senior Unsecured Notes(A)	241,960	5.75%	274,860	5.75%
2014 Senior Unsecured Notes	300,000	5.50%	—
Term loans	138,682	Various	113,948	Various

	$2,201,654		$1,421,681

As of December 31, 2014, principal payments due on our debt (which exclude the effects of any discounts or premiums recorded) are as follows:

2015	$283
2016	125,298
2017	320
2018	606,271
2019	125,000
Thereafter	1,341,960

Total	$2,199,132

(A)	These notes are Euro-denominated and reflect the exchange rates at December 31, 2014 and 2013, respectively.

Revolving Credit Facility

On June 19, 2014, we closed on a $900 million senior unsecured credit facility (the “Credit Facility”). The Credit Facility was comprised of a $775 million senior unsecured revolving credit facility (the “Revolving credit facility”) and a $125 million senior unsecured term loan facility (the “Term Loan”). The Credit Facility had an accordion feature that allowed us to expand the size of the facility by up to $250 million through increases to the Revolving credit facility, Term Loan, both or as a separate term loan tranche. The Credit Facility replaced our previous $400 million unsecured revolving credit facility and $100 million unsecured term loan. This transaction resulted in a refinancing charge of approximately $0.3 million in the 2014 second quarter.

On October 17, 2014, we entered into an amendment to our Credit Facility to exercise the $250 million accordion on the Revolving credit facility. This amendment increased the Credit Facility to $1.15 billion and added a new accordion feature that allows us to expand our credit facility by another $400 million.

The Revolving credit facility matures in June 2018 and can be extended for an additional 12 months at our option. The Revolving credit facility’s interest rate was (1) the higher of the “prime rate”, federal funds rate plus

0.50%, or Eurodollar rate plus 1.00%, plus a spread that was adjustable from 0.70% to 1.25% based on current total leverage, or (2) LIBOR plus a spread that was adjustable from 1.70% to 2.25% based on current total leverage. In addition to interest expense, we were required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.25% to 0.35% per year.

In November 2014, we received an upgrade to our credit rating resulting in an improvement in our interest rate spreads and commitment fee rates. Effective December 10, 2014, the Revolving credit facility’s interest rate is (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00% plus a fixed spread of 0.40% or (2) LIBOR plus a fixed spread of 1.40%. In regards to commitment fees, we now pay based on the total facility at a rate of 0.30% per year.

At December 31, 2014 and 2013, we had $593.5 million and $105.0 million, respectively, outstanding on the Revolving credit facility.

At December 31, 2014, our availability under our Revolving credit facility was approximately $432 million. The weighted average interest rate on this facility was 2.2% and 3.2% for 2014 and 2013, respectively.

2014 Senior Unsecured Notes

On April 17, 2014, we completed a $300 million senior unsecured notes offering (“2014 Senior Unsecured Notes”). Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The 2014 Senior Unsecured Notes pay interest in cash at a rate of 5.50% per year. The notes mature on May 1, 2024. We may redeem some or all of the 2014 Senior Unsecured Notes at any time prior to May 1, 2019 at a “make-whole” redemption price. On or after May 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2014 Senior Unsecured Notes using the proceeds of one or more equity offerings. In the event of a change of control, each holder of the 2014 Senior Unsecured Notes may require us to repurchase some or all of our 2014 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount of the 2014 Senior Unsecured Notes plus accrued and unpaid interest to the date of purchase.

2013 Senior Unsecured Notes

On October 10, 2013, we completed the 2013 Senior Unsecured Notes offering for €200 million. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. The 2013 Senior Unsecured Notes pay interest in cash at a rate of 5.750% per year. The notes mature on October 1, 2020. We may redeem some or all of the 2013 Senior Unsecured Notes at any time prior to October 1, 2016 at a “make-whole” redemption price. On or after October 1, 2016, we may redeem some or all of the Notes at a premium that will decrease over time. In addition, at any time prior to October 1, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Unsecured Notes using the proceeds of one or more equity offerings. In the event of a change of control, each holder of the 2013 Senior Unsecured Notes may require us to repurchase some or all of our 2013 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount of the 2013 Senior Unsecured Notes plus accrued and unpaid interest to the date of purchase.

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

2006 Senior Unsecured Notes

During 2006, we issued $125.0 million of Senior Unsecured Notes (the “2006 Senior Unsecured Notes”). The 2006 Senior Unsecured Notes were placed in private transactions exempt from registration under the Securities Act. One of the issuances of the 2006 Senior Unsecured Notes totaling $65.0 million pays interest quarterly at a floating annual rate of three-month LIBOR plus 2.30% and can be called at par value by us at any time. This portion of the 2006 Senior Unsecured Notes matures in July 2016. The remaining issuances of 2006 Senior Unsecured Notes pays interest quarterly at a floating annual rate of three-month LIBOR plus 2.30% and can also be called at par value by us at any time. These remaining notes mature in October 2016.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2014 and 2013, the fair value of the interest rate swaps was $6.0 million and $9.0 million, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effects earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2014 and therefore, there was no income statement effect recorded during the years ended December 31, 2014, 2013, and 2012. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At December 31, 2014 and 2013, we have posted $3.3 million and $5.0 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Term Loans

As noted previously, we closed on the 2014 Term Loan for $125 million in the second quarter of 2014. The Term Loan matures in June 2019. The Term Loan’s initial interest rate was (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread that was adjustable from 0.60% to 1.20% based on current total leverage, or (2) LIBOR plus a spread that was adjustable from 1.60% to 2.20% based on current total leverage. With the upgrade to our credit rating as discussed above, the Term Loan’s interest rate, effective December 10, 2014, improved to (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Euro dollar rate plus 1.00% plus a fixed spread of 0.65%, or (2) LIBOR plus a fixed spread of 1.65%. At December 31, 2014 and 2013, the interest rate in effect was 1.82% and 2.43%, respectively.

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid after January 1, 2013, subject to a certain prepayment premium. At December 31, 2014, the remaining balance on this term loan was $13.7 million. The loan was collateralized by the real estate of the Northland LTACH Hospital, which had a net book value of $17.5 million and $18.0 million at December 31, 2014 and 2013, respectively.

Other Commitments

At December 31, 2014, we had commitments from a syndicate of lenders for a senior unsecured interim bridge loan facility with availability of up to $215 million. This facility served as a back stop for the partial financing of step 1 of the Median transaction. We recorded $1.4 million of expense in 2014 related to the fees incurred on this facility that was never utilized and expired in January 2015.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and Term Loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At December 31, 2014, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and Term Loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2014, we were in compliance with all such financial and operating covenants.

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

From our taxable REIT subsidiaries and our foreign operations, we incurred income tax expenses as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Current income tax (benefit) expense:
Domestic	$114	$358	$(44)
Foreign	225	158	—

	339	516	(44)
Deferred income tax (benefit) expense
Domestic	(23)	210	63
Foreign	24	—	—

	1	210	63

Income tax (benefit) expense	$340	$726	$19

The foreign provision (benefit) for income taxes is based on foreign loss before income taxes of $7.5 million in 2014 as compared with foreign loss before income taxes of $12.9 million in 2013 (primarily due to the real estate transfer taxes expensed in these periods).

The domestic provision (benefit) for income taxes is based on loss before income taxes of $20.9 million in 2014 from our taxable REIT subsidiaries (primarily due to impairment charges related to Monroe working capital loan) as compared with income before income taxes of $7.6 million in 2013 from our taxable REIT subsidiaries, and income before income taxes of $0.1 million in 2012 from our taxable REIT subsidiaries.

At December 31, 2014 and 2013, components of our deferred tax assets and liabilities were as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Property and equipment	$—	$(2,560)
Unbilled rent	(2,070)	(610)
Partnership investments	(3,468)	—
Other	(3,759)	(2,313)

Total deferred tax liabilities	$(9,297)	$(5,483)

Deferred tax assets:
Loan loss and other reserves	$—	$7,751
Operating loss and interest deduction carry forwards	19,546	2,283
Property and equipment	2,373	—
Partnership investments	—	805
Other	3,971	2,256

Total deferred tax assets	25,890	13,095
Valuation allowance	(16,831)	(7,843)

Total net deferred tax assets	$9,059	$5,252

Net deferred tax (liability)	$(238)	$(231)

At December 31, 2014, we had U.S. federal and state NOLs of $50.7 million and $121.8 million, respectively, that expire in 2021 through 2034. At December 31, 2014, we had foreign NOLs of $6.7 million that may be carried forward indefinitely.

At December 31, 2014, we had U.S. federal alternative minimum tax credits of $0.1 million that may be carried forward indefinitely.

In 2014, our valuation allowance increased by $8.9 million as a result of book losses sustained by both our foreign subsidiaries as the result of significant acquisition expenses incurred and certain of our domestic taxable REIT subsidiaries. We believe (based on cumulative losses and potential of future taxable income) that we should reserve for our net deferred tax assets. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new transactions including working capital loans, equity investments, etc), we will adjust this valuation allowance accordingly.

A reconciliation of the income tax expense at the statutory income tax rate and the effective tax rate for income from continuing operations before income taxes for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Income from continuing operations (before-tax)	$51,138	$90,027	$72,889
Income tax at the US statutory federal rate (35%)	17,898	31,509	25,511
Rate differential	1,145	2,380	—
State income taxes, net of federal benefit	(337)	271	(8)
Dividends paid deduction	(27,873)	(33,345)	(25,454)
Change in valuation allowance	8,988	(697)	—
Other items, net	519	608	(30)

Total income tax expense	$340	$726	$19

We have no liabilities for uncertain tax positions as of December 31, 2014 and 2013. We recognize interest and penalties related to unrecognized tax positions in income tax expense. We do not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

We have met the annual REIT distribution requirements by payment of at least 90% of our estimated taxable income in 2014, 2013, and 2012. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2014	2013	2012
Common share distribution	$0.840000	$0.800000	$0.800000
Ordinary income	0.520692	0.599384	0.601216
Capital gains(1)	0.000276	0.046380	0.117584
Unrecaptured Sec. 1250 gain	0.000276	0.026512	0.086976
Return of capital	0.319032	0.154236	0.081200
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed taxable REIT subsidiaries on behalf of Medical Properties Trust, Inc., which are subject to federal, state and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our taxable REIT subsidiaries and international operations.

6.	Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$50,798	$89,301	$72,870
Non-controlling interests’ share in continuing operations	(274)	(224)	(177)
Participating securities’ share in earnings	(894)	(729)	(887)

Income from continuing operations, less participating securities’ share in earnings	49,630	88,348	71,806
Income (loss) from discontinued operations attributable to MPT common stockholders	(2)	7,914	17,207

Net income, less participating securities’ share in earnings	$49,628	$96,262	$89,013

Denominator:
Basic weighted-average common shares	169,999	151,439	132,331
Dilutive potential common shares	541	1,159	2

Diluted weighted-average common shares	170,540	152,598	132,333

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$50,798	$89,301	$72,870
Non-controlling interests’ share in continuing operations	(274)	(224)	(177)
Participating securities’ share in earnings	(894)	(729)	(887)

Income from continuing operations, less participating securities’ share in earnings	49,630	88,348	71,806
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(2)	7,914	17,207

Net income, less participating securities’ share in earnings	$49,628	$96,262	$89,013

Denominator:
Basic weighted-average units	169,999	151,439	132,331
Dilutive potential units	541	1,159	2

Diluted weighted-average units	170,540	152,598	132,333

For the year ended December 31, 2012, approximately 0.1 million of options were excluded from the diluted earnings per share/unit calculation as they were not determined to be dilutive.

7.	Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan and 6,316,151 shares remain available for future stock awards as of December 31, 2014. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of operating partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan (and its predecesor plan):

Stock Options

At December 31, 2014, we had no options outstanding and exercisable. In 2014, 20,000 options were exercised. No options were granted in 2014, 2013, or 2012.

Restricted Equity Awards

These stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service (typically three to five years). Service based awards are valued at the average price per share of common stock on the date of grant. In 2014, 2013, and 2012, the Compensation Committee granted awards to employees which vest based on us achieving certain total shareholder returns or comparisons of our total shareholder returns to peer total return indices. Generally, dividends are not paid on these performance awards until the award is earned. See below for details of such grants:

-	2014 performance awards - The 2014 performance awards were granted in three parts:
1)	Approximately 40% of the 2014 performance awards were based on us achieving a simple 9.0% annual total shareholder return over a three year period; however, the award contained both carry forward and carry back provisions through December 31, 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.7%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.
2)	Approximately 30% of the 2014 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2014 to December 31, 2016. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017 and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

3)	The remainder of the 2014 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2014 to December 31, 2016. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017 and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

There were 108,261 of the 2014 performance awards earned and vested in 2014. At December 31, 2014, we have 776,562 of 2014 performance awards remaining to be earned.

-	2013 performance awards - The 2013 performance awards were granted in three parts:
1)	Approximately 27% of the 2013 performance awards were based on us achieving a simple 8.5% annual total shareholder return over a three year period; however, the award contained both carry forward and carry back provisions through December 31, 2017. None of these shares may be sold for two years after they have vested. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.72%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.
2)	Approximately 36% of the 2013 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2013 to December 31, 2015. The minimum total shareholder return needed to earn a portion of this award is 25.5% with 100% of the award earned if our total shareholder return reaches 33.5%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.
3)	The remainder of the 2013 performance awards will be earned if our total shareholder return outpaces that of the Index over the cumulative period from January 1, 2013 to December 31, 2015. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.

There were 80,293 of the 2013 performance awards earned and vested in 2014. There were 68,086 of the 2013 performance awards earned and vested in 2013. At December 31, 2014, we have 624,187 of 2013 performance awards remaining to be earned.

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

There were 84,190 of the 2012 performance awards earned and vested in 2014. There were 84,188 of the 2012 performance awards earned and vested in 2013 and 2,599 forfeited in 2013. There were 84,188 of the 2012 performance awards earned and vested in 2012 and 5,718 forfeited in 2012. At December 31, 2014, we have 641,476 of 2012 performance awards remaining to be earned.

The following summarizes restricted equity award activity in 2014 and 2013 (which includes awards granted in 2014, 2013, 2012, and any applicable prior years), respectively:

For the Year Ended December 31, 2014:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	325,999	$11.36	1,999,179	$5.44
Awarded	424,366	$12.21	903,134	$7.57
Vested	(298,102)	$11.43	(473,795)	$7.60
Forfeited	—	$—	—	$—

Nonvested awards at end of year	452,263	$12.11	2,428,518	$5.81

For the Year Ended December 31, 2013:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	466,883	$10.72	1,879,889	$6.48
Awarded	240,425	$12.26	754,255	$6.13
Vested	(381,309)	$11.15	(386,446)	$8.27
Forfeited	—	$—	(248,519)	$11.03

Nonvested awards at end of year	325,999	$11.36	1,999,179	$5.44

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2014, 2013 and 2012, we recorded $9.2 million, $8.8 million, and $7.6 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2014, is $12.4 million and will be recognized over a weighted average period of 2.4 years. Restricted equity awards which vested in 2014, 2013 and 2012 had a value of $10.2 million, $9.2 million, and $9.2 million, respectively.

8.	Commitments and Contingencies

Commitments

Our operating leases primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. These ground leases are long-term leases (almost all having terms for approximately 50 years or more), some contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2014, 2013 and 2012, respectively, were $2,321,790, $2,304,461, and $2,195,835, which was offset by sublease rental income of $192,098, $512,503, and $492,095 for 2014, 2013, and 2012, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year at December 31, 2014 are as follows: (amounts in thousands)

2015	$3,415
2016	3,434
2017	3,443
2018	3,436
2019	3,055
Thereafter	84,759

$101,542

The total amount to be received in the future from non-cancellable subleases at December 31, 2014, is $86.5 million.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9.	Common Stock/Partner’s Capital

2014 Activity

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

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During 2014, we sold 1.7 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.56 per share resulting in total proceeds, net of commission, of $22.6 million.

2013 Activity

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

MPT Operating Partnership, L.P.

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and three other partners. By virtue of its ownership of the General Partner, the Company has a 99.8% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees and one director via their ownership of LTIP units. These LTIP units were issued to the employees pursuant to the 2007 Multi-Year Incentive Plan, which is now part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

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

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs (except for the Monroe loan in 2013 for which we use Level 3 inputs) such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2014		December 31, 2013
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$41,137	$41,005	$58,565	$44,415
Loans(1)	773,311	803,824	351,713	358,383
Debt, net	(2,201,654)	(2,285,727)	(1,421,681)	(1,486,090)

(1)	Excludes loans related to Ernest Transaction since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, as discussed in Note 2, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2014.

At December 31, 2014, these amounts were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loan	$100,000	$100,000	Mortgage loans
Acquisition loans	97,450	97,450	Other loans
Equity investment	3,300	3,300	Other assets

	$200,750	$200,750

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2014.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(451)
- 100 basis points	$451

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2014, 2013, or 2012. To date, we have not received any distribution payments from our equity investment in Ernest.

11.	Discontinued Operations

The following table presents the results of discontinued operations, which include the revenue and expenses of facilities disposed of prior to 2014 for the year ended December 31, 2014, 2013, and 2012 (amounts in thousands except per share/unit data):

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$—	$988	$3,470
Gain on sale	—	7,659	16,369
Income (loss) from discontinued operations	(2)	7,914	17,207
Income from discontinued operations — diluted per share/unit	$—	$0.05	$0.13

12.	Other Assets

The following is a summary of our other assets (in thousands):

	At December 31,
	2014	2013
Debt issue costs, net	$35,324	$27,180
Other corporate assets	28,197	20,337
Prepaids and other assets	58,584	20,356

Total other assets	$122,105	$67,873

Other corporate assets include leasehold improvements associated with our corporate office space, furniture and fixtures, equipment, software, deposits, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, lease inducements made to tenants (such as the $5 million inducement made to Prime in 2014 related to their taking over the management of the Monroe facility), and our equity interests in our tenants (which is up this year due to new investments made along with income earned from these equity interests — see Note 3 for further details).

13. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2014 Ended
	March 31	June 30	September 30	December 31
Revenues	$73,089	$76,560	$80,777	$82,106
Income (loss) from continuing operations	7,309	(203)	28,663	15,029
Income (loss) from discontinued operations	(2)	—	—	—
Net income	7,307	(203)	28,663	15,029
Net income attributable to MPT common stockholders	7,241	(203)	28,537	14,947
Net income attributable to MPT common stockholders per share — basic	$0.04	$—	$0.16	$0.08
Weighted average shares outstanding — basic	163,973	171,718	171,893	172,411
Net income attributable to MPT common stockholders per share — diluted	$0.04	$—	$0.16	$0.08
Weighted average shares outstanding — diluted	164,549	171,718	172,639	172,604

	For the Three Month Periods in 2013 Ended
	March 31	June 30	September 30	December 31
Revenues	$57,614	$57,124	$60,106	$67,679
Income from continuing operations	25,570	25,031	25,391	13,309
Income from discontinued operations	640	2,374	312	4,588
Net income	26,210	27,405	25,703	17,897
Net income attributable to MPT common stockholders	26,156	27,348	25,648	17,839
Net income attributable to MPT common stockholders per share — basic	$0.19	$0.18	$0.16	$0.11
Weighted average shares outstanding — basic	140,347	149,509	154,758	161,143
Net income attributable to MPT common stockholders per share — diluted	$0.18	$0.18	$0.16	$0.11
Weighted average shares outstanding — diluted	141,526	151,056	155,969	161,840

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2014 Ended
	March 31	June 30	September 30	December 31
Revenues	$73,089	$76,560	$80,777	$82,106
Income (loss) from continuing operations	7,309	(203)	28,663	15,029
Income (loss) from discontinued operations	(2)	—	—	—
Net income (loss)	7,307	(203)	28,663	15,029
Net income attributable to MPT Operating Partnership partners	7,241	(203)	28,537	14,948
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.04	$—	$0.16	$0.08
Weighted average units outstanding — basic	163,973	171,718	171,893	172,411
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.04	$—	$0.16	$0.08
Weighted average units outstanding — diluted	164,549	171,718	172,639	172,604

	For the Three Month Periods in 2013 Ended
	March 31	June 30	September 30	December 31
Revenues	$57,614	$57,124	$60,106	$67,679
Income from continuing operations	25,570	25,031	25,391	13,309
Income from discontinued operations	640	2,374	312	4,588
Net income	26,210	27,405	25,703	17,897
Net income attributable to MPT Operating Partnership partners	26,156	27,348	25,648	17,839
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.19	$0.18	$0.16	$0.11
Weighted average units outstanding — basic	140,347	149,509	154,758	161,143
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.18	$0.18	$0.16	$0.11
Weighted average units outstanding — diluted	141,526	151,056	155,969	161,840

14.	Subsequent Events

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Medical Properties Trust, Inc.

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.

(b) Management’s Report on Internal Control over Financial Reporting. The management of Medical Properties Trust, Inc. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2014, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in Medical Properties Trust, Inc.’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MPT Operating Partnership, L.P.

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.

(b) Management’s Report on Internal Control over Financial Reporting. The management of MPT Operating Partnership, L.P. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2014, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in MPT Operating Partnership, L.P.’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2015.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2015.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2015.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	60
MPT Operating Partnership, L.P.	62

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2014 and 2013	64
Consolidated Statements of Net Income for the Years Ended December 31, 2014, 2013 and 2012	65
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012	66
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	68

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2014 and 2013	69
Consolidated Statements of Net Income for the Years Ended December 31, 2014, 2013 and 2012	70
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012	71
Consolidated Statements of Capital for the Years Ended December 31, 2014, 2013 and 2012	72
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012	73

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	74
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	118
Schedule III — Real Estate and Accumulated Depreciation	119
Schedule IV — Mortgage Loans on Real Estate	123

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17*

Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19*

Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)

Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)

Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33*

Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)

Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)

Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.40(27)

Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41*

Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.17(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.18(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.19(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.21(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.22(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.23(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.24(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

10.25(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.26(30)

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27*

First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.28(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.29(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.

(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Reserved.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on March 15, 2012.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.

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
R. Steven Hamner
Executive Vice President and Chief Financial Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Financial and Accounting Officer)

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 2, 2015

/s/ G. Steven Dawson G. Steven Dawson	Director	March 2, 2015

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	March 2, 2015

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 2, 2015

/s/ William G. McKenzie William G. McKenzie	Director	March 2, 2015

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 2, 2015

/s/ D. Paul Sparks D. Paul Sparks	Director	March 2, 2015

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2014

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Writeoffs(1)		Balance at End of Year(1)
	(In thousands)
2014	$41,573	$65,512	(2)	$(86,956	)(5)	$20,129

2013	$34,769	$9,397	(3)	$(2,593)		$41,573

2012	$32,618	$4,540	(4)	$(2,389)		$34,769

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes the $47 million of impairment charges related to the Monroe property, $9.5 million of rent and interest reserves primarily related to the Monroe property (prior to change in operators — see note 3 to Item 8 of the Form 10-K for further details), and approximately $9 million increase in the valuation allowance to fully reserve our net deferred tax assets.
(3)	Includes $4.8 million and $2.7 million in rent and interest reserves, respectively, related to our Monroe properties along with $1.9 million to fully reserve for the net deferred tax asset of certain German subsidiaries.
(4)	Includes $1.6 million and $2.9 million in rent and interest reserves, respectively, related to our Monroe properties.
(5)	Writeoffs of loans and other receivables related to the Monroe facility due to change in operators.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2014

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2014			Accumu- lated Depreci- ation	Encum- brances	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
Location	Type of Property	Land	Buildings	Improv- ements	Carrying Costs	Land	Buildings	Total
(Amounts in thousands)
Baden-Wurttemburg, Germany	Rehabilitation hospital	$—	$10,536	$—	$—	$—	$10,536	$10,536	$285	—	1994	November 30, 2013	40
Saxony, Germany	Rehabilitation hospital	415	22,849	—	—	415	22,849	23,264	619	—	1996	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	3,536	16,716	—	—	3,536	16,716	20,252	453	—	1960	November 30, 2013	40
Brandenburg, Germany	Rehabilitation hospital	386	19,908	—	—	386	19,908	20,294	539	—	1994	November 30, 2013	40
Hesse, Germany	Rehabilitation hospital	102	5,832	—	—	102	5,832	5,934	158	—	1981	November 30, 2013	40
Hesse, Germany	Rehabilitation hospital	3,428	16,488	—	—	3,428	16,488	19,916	447	—	1977	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	—	33,081	—	—	—	33,081	33,081	896	—	1992	November 30, 2013	40
Saxony, Germany	Rehabilitation hospital	600	16,644	—	—	600	16,644	17,244	451	—	1904, 1995	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	811	7,290	—	—	811	7,290	8,101	197	—	1980	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	6,498	17,942	—	—	6,498	17,942	24,440	486	—	1930	November 30, 2013	40
Baden-Wurttemburg, Germany	Rehabilitation hospital	3,809	6,490	—	—	3,809	6,490	10,299	176	—	1986	November 30, 2013	40
Bavaria, Germany	Rehabilitation hospital	2,455	10,352	216	—	2,455	10,568	13,023	22	—	1974	November 19, 2014	40
Thuringia, Germany	Rehabilitation hospital	1,788	37,772	—	—	1,788	37,772	39,560	157	—	1954, 1992	November 5, 2014	40
Baden-Wurttemburg, Germany	Rehabilitation hospital	382	13,806	250	—	382	14,056	14,438	29	—	1988, 1995	December 11, 2014	40
Bath, UK	Acute care general hospital	3,232	36,614	—	—	3,232	36,614	39,846	458	—	2008, 2009	July 1, 2014	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	12,468	3,274	55,702	58,976	6,432	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	3,847	—	—	1,550	3,847	5,397	47	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,432	—	—	12,663	52,432	65,095	5,134	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	53	—	2014	March 19, 2014	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	10,084	—	1918	February 4, 2011	20
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	2,662	—	1984	April 1, 2008	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	3,004	—	1982	April 1, 2008	40
Bristol, CT	Wellness Center	485	2,267	—	—	485	2,267	2,752	1,253	—	1975	April 22, 2008	10
Austin, TX	Freestanding ER	1,140	3,909	—	—	1,140	3,909	5,049	64	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,116	—	—	825	3,116	3,941	39	—	2014	July 3, 2014	40
Cedar Hill. TX	Freestanding ER	1,122	3,583	—	—	1,122	3,583	4,705	50	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,513	—	—	1,310	3,513	4,823	40	—	2014	July 15, 2014	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	3,303	—	1982	April 1, 2008	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	3,375	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	3,518	—	—	707	3,518	4,225	6	—	2014	December 11, 2014	40
Corinth, TX	Long term acute care hospital	1,288	21,175	313	—	1,601	21,175	22,776	2,120	—	2008	January 31, 2011	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2014			Accumu- lated Depreci- ation	Encum- brances	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
Location	Type of Property	Land	Buildings	Improv- ements	Carrying Costs	Land	Buildings	Total
(Amounts in thousands)
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	2,456	—	1984	June 9, 2005	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	2,820	—	2006	September 5, 2006	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	929	—	2008	July 18, 2011	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	1,449	—	1956	May 22, 2008	40
Dulles, TX	Freestanding ER	1,076	3,384	—	—	1,076	3,384	4,460	28	—	2014	September 12, 2014	40
Houston, TX	Freestanding ER	1,345	3,668	—	—	1,345	3,668	5,013	53	—	2014	June 20, 2014	40
Enfield, CT	Wellness Center	384	2,257	—	—	384	2,257	2,641	1,248	—	1974	April 22, 2008	10
East Providence, RI	Wellness Center	209	1,265	—	—	209	1,265	1,474	701	—	1979	April 22, 2008	10
Fairmont, CA	Acute care general hospital	1,000	12,301	277	—	1,277	12,301	13,578	95	—	1939, 1972, 1985	September 19, 2014	40
Firestone, TX	Freestanding ER	495	3,951	—	—	495	3,951	4,446	58	—	2014	June 6, 2014	40
Florence, AZ	Acute care general hospital	900	28,462	—	—	900	28,462	29,362	1,947	—	2012	November 4, 2010	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	3,664	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,020	—	—	1,508	4,020	5,528	42	—	2014	July 31, 2014	40
Frisco, TX	Freestanding ER	1,500	3,863	—	—	1,500	3,863	5,363	52	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	1,655	—	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,206	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	1,555	—	2005	January 4, 2011	40
Hammond, LA	Long term acute care hospital	519	8,941	—	—	519	8,941	9,460	466	—	2003	December 14, 2012	40
Hausman, TX	Acute care general hospital	1,500	8,958	—	—	1,500	8,958	10,458	386	—	2013	March 1, 2013	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	5,095	—	1980	September 17, 2010	40
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	6,951	—	1863	November 4, 2011	20
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	6,971	—	2002	April 1, 2008	40
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	702	—	2013	February 1, 2013	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	91	—	2013	December 1, 2013	40
Luling, TX	Long term acute care hospital	811	9,345	—	—	811	9,345	10,156	1,889	—	2002	December 1, 2006	40
Mesa, AZ	Acute care general hospital	4,900	97,980	2,242	—	7,142	97,980	105,122	3,249	—	2007	September 26, 2013	40
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	6,599	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,632	585	—	8,485	99,632	108,117	1,897	—	1920-2000	April 1, 2014	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	73	—	2014	January 1, 2014	40
Houston, TX	Acute care general hospital	4,757	56,238	(37)	1,259	5,427	56,790	62,217	11,427	—	2006	December 1, 2006	40
New Braunfels, TX	Long term acute care hospital	1,100	7,883	—	—	1,100	7,883	8,983	640	—	2007	September 30, 2011	40
Newington, CT	Wellness Center	270	1,615	—	—	270	1,615	1,885	894	—	1979	April 22, 2008	10
Shenandoah, TX	Rehabilitation hospital	2,033	21,943	—	—	2,033	21,943	23,976	2,469	—	2008	June 17, 2010	40
Colorado Springs, CO	Freestanding ER	600	4,222	—	—	600	4,222	4,822	62	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	1,683	13,683	2007	February 14, 2011	40
Altoona, WI	Acute care general hospital	—	27,650	—	—	—	27,650	27,650	241	—	2014	August 31, 2014	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2014			Accumu- lated Depreci- ation	Encum- brances	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
Location	Type of Property	Land	Buildings	Improv- ements	Carrying Costs	Land	Buildings	Total
(Amounts in thousands)
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	328	—	2014	March 1, 2014	40
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	440	—	2012	February 1, 2013	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	3,013	—	1964	May 9, 2007	40
Pearland, TX	Freestanding ER	1,075	3,272	—	—	1,075	3,272	4,347	27	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	1,482	—	2006	July 1, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	6,462	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	3,000	72,341	1,062	—	4,062	72,341	76,403	2,349	—	2005	September 26, 2013	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	3,869	—	1964	April 18, 2007	40
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	352	—	2013	December 31, 2013	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	9,999	—	1974	August 10, 2007	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,361	1,629	22,684	24,313	5,189	—	1991	June 30, 2005	40
Richardson, TX	Rehabilitation hospital	2,219	17,419	—	—	2,219	17,419	19,638	1,960	—	2008	June 17, 2010	40
Addison, TX	Rehabilitation hospital	2,013	22,531	—	—	2,013	22,531	24,544	2,535	—	2008	June 17, 2010	40
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,046	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	778	—	1979	November 25, 2008	40
Sherman, TX	Acute care general hospital	4,491	24,802	—	—	4,491	24,802	29,293	109	—	1913, 1960-2010	October 31, 2014	40
Sienna, TX	Freestanding ER	999	3,562	—	—	999	3,562	4,561	37	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	538	—	2013	August 1, 2013	40
Thornton, CO	Freestanding ER	1,350	3,793	—	—	1,350	3,793	5,143	32	—	2014	August 29, 2014	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	2,398	—	2005	December 21, 2010	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	1,454	—	1998	December 1, 2006	40
Victoria, TX	Rehabilitation hospital	—	10,412	—	—	—	10,412	10,412	254	—	2013	December 31, 2013	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	4,455	—	1964	November 8, 2006	40
Warwick, RI	Wellness Center	1,265	759	—	—	1,265	759	2,024	420	—	1979	April 22, 2008	10
West Monroe, LA	Acute care general hospital	12,000	69,433	552	—	12,552	69,433	81,985	2,216	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	314	—	2012	October 14, 2011	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2014			Accumu- lated Depreci- ation	Encum- brances	Date of Constr- uction	Date Acquired	Life on which depreci- ation in latest income state- ments is computed (Years)
Location	Type of Property	Land	Buildings	Improv- ements	Carrying Costs	Land	Buildings	Total
(Amounts in thousands)
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	9,738	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	3,100	—	1992	April 4, 2008	40
West Springfield, MA	Wellness Center	583	3,185	—	—	583	3,185	3,768	1,765	—	1976	April 22, 2008	10

		$184,596	$1,809,242	$20,910	$25,979	$192,551	$1,848,176	$2,040,727	$181,441	$13,683

The changes in total real estate assets excluding construction in progress, intangible lease asset, investment in direct financing leases, and mortgage loans were as follows for the years ended:

	December 31, 2014	December 31, 2013	December 31, 2012
COST
Balance at beginning of period	$1,733,194	$1,189,552	$1,191,096
Acquisitions	263,811	480,503	9,460
Transfers from construction in progress	41,772	81,347	37,174
Additions	84,831	7,749	19,971
Dispositions	(56,590)	(28,616)	(68,149)
Other	(26,291)	2,659	—

Balance at end of period	$2,040,727	$1,733,194	$1,189,552

The changes in accumulated depreciation were as follows for the years ended:

	December 31, 2014	December 31, 2013	December 31, 2012
ACCUMULATED DEPRECIATION
Balance at beginning of period	$144,235	$114,399	$93,430
Depreciation	46,935	33,349	31,026
Depreciation on disposed property	(9,213)	(3,513)	(10,057)
Other	(516)	—	—

Balance at end of period	$181,441	$144,235	$114,399

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	10.9%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	11.5%	2022		(1)	20,000	20,000	(2)
Desert Valley Hospital	11.5%	2015		(1)	12,500	12,500	(2)
Chino Valley Medical Center	10.9%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	10.4%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	9.4%	2032		(1)	100,000	100,000	(2)
Centinela Hospital Medical Center	10.8%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	11.0%	2024		(1)	20,000	20,000	(2)

					$397,500	$397,500	(5)

(1)	There were no prior liens on loans as of December 31, 2014.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for Federal income tax purposes is $397,500.
(4)	Mortgage loans covering four properties.
(5)	Excludes unamortized loan issue costs of $0.1 million at December 31, 2014.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollar amounts in thousands)
Balance at beginning of year	$388,650	$368,650	$165,000
Additions during year:
New mortgage loans and additional advances on existing loans	12,500	20,000	203,650

	401,150	388,650	368,650

Deductions during year:
Collection of principal	(3,650)	—	—

	(3,650)	—	—

Balance at end of year	$397,500	$388,650	$368,650

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee
4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17*

Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19*

Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)

Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)

Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33*

Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)

Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)

Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.40(27)

Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41*

Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

Exhibit Number	Exhibit Title

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated February 27, 2009

10.17(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.18(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.19(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.21(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.22(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.23(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and William G. McKenzie, dated January 1, 2008

10.24(17)	Fourth Amendment to Employment Agreement between Registrant and William G. McKenzie, dated January 1, 2009

Exhibit Number	Exhibit Title

10.25(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent
10.26(30)

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27*

First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.28(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.29(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Title

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 13, 2006.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 15, 2007.
(13)	Reserved.
(14)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008.
(15)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on March 15, 2012.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.

(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.