Form 10-Q
period 2015-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2015-05-11
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, Medical Properties Trust, Inc. had 208,915,766 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2015 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,287,024	$2,172,775
Mortgage loans	437,591	397,594
Net investment in direct financing leases	453,423	439,516

Gross investment in real estate assets	3,178,038	3,009,885
Accumulated depreciation and amortization	(216,629)	(202,627)

Net investment in real estate assets	2,961,409	2,807,258
Cash and cash equivalents	33,548	144,541
Interest and rent receivables	40,464	41,137
Straight-line rent receivables	63,590	59,128
Other loans	601,957	573,167
Other assets	122,081	122,105

Total Assets	$3,823,049	$3,747,336

Liabilities and Equity
Liabilities
Debt, net	$1,882,319	$2,201,654
Accounts payable and accrued expenses	111,187	112,623
Deferred revenue	25,362	27,207
Lease deposits and other obligations to tenants	8,480	23,805

Total liabilities	2,027,348	2,365,289
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 207,731 shares at March 31, 2015, and 172,743 shares at December 31, 2014	207	172
Additional paid in capital	2,248,137	1,765,381
Distributions in excess of net income	(371,459)	(361,330)
Accumulated other comprehensive loss	(80,922)	(21,914)
Treasury shares, at cost	(262)	(262)

Total Equity	1,795,701	1,382,047

Total Liabilities and Equity	$3,823,049	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenues
Rent billed	$53,100	$42,957
Straight-line rent	4,728	2,148
Income from direct financing leases	12,555	12,215
Interest and fee income	25,578	15,769

Total revenues	95,961	73,089
Expenses
Real estate depreciation and amortization	14,756	13,690
Impairment charges	—	20,496
Property-related	351	738
General and administrative	10,905	8,959
Acquisition expenses	6,239	512

Total operating expenses	32,251	44,395

Operating income	63,710	28,694
Other income (expense)
Other income (expense)	(796)	(50)
Earnings from equity and other interests	103	220
Interest expense	(26,666)	(21,612)
Income tax benefit (expense)	(375)	57

Net other expense	(27,734)	(21,385)

Income from continuing operations	35,976	7,309
Income (loss) from discontinued operations	—	(2)

Net income	35,976	7,307
Net income attributable to non-controlling interests	(79)	(66)

Net income attributable to MPT common stockholders	$35,897	$7,241

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.18	$0.04
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.18	$0.04

Weighted average shares outstanding — basic	202,958	163,973

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.17	$0.04
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.17	$0.04

Weighted average shares outstanding — diluted	203,615	164,549

Dividends declared per common share	$0.22	$0.21

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$35,976	$7,307
Other comprehensive income:
Unrealized gain on interest rate swap	585	721
Foreign currency translation loss	(59,593)	(28)

Total comprehensive income (loss)	(23,032)	8,000
Comprehensive income (loss) attributable to non-controlling interests	(79)	(66)

Comprehensive income (loss) attributable to MPT common stockholders	$(23,111)	$7,934

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities
Net income	$35,976	$7,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,074	13,972
Direct financing lease interest accretion	(1,604)	(1,604)
Straight-line rent revenue	(4,728)	(3,099)
Straight-line rent write-off	—	950
Impairment charges	—	20,496
Share-based compensation	2,825	2,287
Amortization and write-off of deferred financing costs and debt discount	1,377	1,049
Other adjustments	(1,290)	1,239
Changes in:
Interest and rent receivables	667	(4,674)
Accounts payable and accrued liabilities	(6,271)	(19,641)

Net cash provided by operating activities	42,026	18,282
Investing activities
Cash paid for acquisitions and other related investments	(165,700)	(115,000)
Principal received on loans receivable	1,466	1,469
Investment in loans receivable	(80,301)	(2,385)
Construction in progress and other	(46,511)	(27,925)

Net cash used for investing activities	(291,046)	(143,841)
Financing activities
Revolving credit facilities, net	(285,000)	50,000
Payments of term debt	(71)	(68)
Distributions paid	(38,461)	(35,778)
Proceeds from sale of common shares, net of offering costs	479,966	112,583
Lease deposits and other obligations to tenants	(15,319)	3,380
Debt issuance costs paid and other financing activities	(126)	(241)

Net cash provided by financing activities	140,989	129,876

Increase (decrease) in cash and cash equivalents for period	(108,031)	4,317
Effect of exchange rate changes	(2,962)	13
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$33,548	$50,309

Interest paid	$22,832	$22,613
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$46,026	$36,032

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,287,024	$2,172,775
Mortgage loans	437,591	397,594
Net investment in direct financing leases	453,423	439,516

Gross investment in real estate assets	3,178,038	3,009,885
Accumulated depreciation and amortization	(216,629)	(202,627)

Net investment in real estate assets	2,961,409	2,807,258
Cash and cash equivalents	33,548	144,541
Interest and rent receivables	40,464	41,137
Straight-line rent receivables	63,590	59,128
Other loans	601,957	573,167
Other assets	122,081	122,105

Total Assets	$3,823,049	$3,747,336

Liabilities and Capital
Liabilities
Debt, net	$1,882,319	$2,201,654
Accounts payable and accrued expenses	65,232	74,195
Deferred revenue	25,362	27,207
Lease deposits and other obligations to tenants	8,480	23,805
Payable due to Medical Properties Trust, Inc.	45,565	38,038

Total liabilities	2,026,958	2,364,899
Capital
General Partner — issued and outstanding — 2,072 units at March 31, 2015 and 1,722 units at December 31, 2014	18,782	14,055
Limited Partners:
Common units — issued and outstanding — 205,659 units at March 31, 2015 and 171,021 units at December 31, 2014	1,858,231	1,390,296
LTIP units — issued and outstanding — 292 units at March 31, 2015 and 292 units at December 31, 2014	—	—
Accumulated other comprehensive loss	(80,922)	(21,914)

Total capital	1,796,091	1,382,437

Total Liabilities and Capital	$3,823,049	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2015	2014
Revenues
Rent billed	$53,100	$42,957
Straight-line rent	4,728	2,148
Income from direct financing leases	12,555	12,215
Interest and fee income	25,578	15,769

Total revenues	95,961	73,089
Expenses
Real estate depreciation and amortization	14,756	13,690
Impairment charges	—	20,496
Property-related	351	738
General and administrative	10,905	8,959
Acquisition expenses	6,239	512

Total operating expenses	32,251	44,395

Operating income	63,710	28,694
Other income (expense)
Other income (expense)	(796)	(50)
Earnings from equity and other interests	103	220
Interest expense	(26,666)	(21,612)
Income tax benefit (expense)	(375)	57

Net other expense	(27,734)	(21,385)

Income from continuing operations	35,976	7,309
Income (loss) from discontinued operations	—	(2)

Net income	35,976	7,307
Net income attributable to non-controlling interests	(79)	(66)

Net income attributable to MPT Operating Partnership partners	$35,897	$7,241

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.18	$0.04
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.18	$0.04

Weighted average units outstanding – basic	202,958	163,973

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.17	$0.04
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.17	$0.04

Weighted average units outstanding—diluted	203,615	164,549

Dividends declared per unit	$0.22	$0.21

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$35,976	$7,307
Other comprehensive income:
Unrealized gain on interest rate swap	585	721
Foreign currency translation loss	(59,593)	(28)

Total comprehensive income (loss)	(23,032)	8,000
Comprehensive income (loss) attributable to non-controlling interests	(79)	(66)

Comprehensive income attributable to MPT Operating Partnership partners	$(23,111)	$7,934

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities
Net income	$35,976	$7,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,074	13,972
Direct financing lease interest accretion	(1,604)	(1,604)
Straight-line rent revenue	(4,728)	(3,099)
Straight-line rent write-off	—	950
Impairment charges	—	20,496
Unit-based compensation	2,825	2,287
Amortization and write-off of deferred financing costs and debt discount	1,377	1,049
Other adjustments	(1,290)	1,239
Changes in:
Interest and rent receivables	667	(4,674)
Accounts payable and accrued expenses	(6,271)	(19,641)

Net cash provided by operating activities	42,026	18,282
Investing activities
Cash paid for acquisitions and other related investments	(165,700)	(115,000)
Principal received on loans receivable	1,466	1,469
Investment in loans receivable	(80,301)	(2,385)
Construction in progress and other	(46,511)	(27,925)

Net cash used for investing activities	(291,046)	(143,841)
Financing activities
Revolving credit facilities, net	(285,000)	50,000
Payments of term debt	(71)	(68)
Distributions paid	(38,461)	(35,778)
Proceeds from sale of units, net of offering costs	479,966	112,583
Lease deposits and other obligations to tenants	(15,319)	3,380
Debt issuance costs paid and other financing activities	(126)	(241)

Net cash provided by financing activities	140,989	129,876

Increase in cash and cash equivalents for period	(108,031)	4,317
Effect of exchange rate changes	(2,962)	13
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$33,548	$50,309

Interest paid	$22,832	$22,613
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$46,026	$36,032

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activites we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both U.S. federal and state income taxes.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no material changes to these policies.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption.

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued an ASU 2015-02 that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance is effective for fiscal years beginning after December 15, 2015, but early adoption is permitted.

Variable Interest Entities

At March 31, 2015, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2015 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$264,397	Mortgage and other loans	$212,196
Equity investments	$59,228	Other assets	$5,324

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of March 31, 2015, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2015 Activity

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Affiliates of Prime Healthcare Services, Inc. (“Prime”) is the tenant and operator pursuant to a new master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease has a 10 year initial fixed term with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we agreed to fund a mortgage loan in the amount of $40 million, which has a 10-year term.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million leased to Ernest Health Inc. (“Ernest”) pursuant to the 2012 master lease which has a remaining 17-year fixed term and three five year extension options. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition we agreed to fund an acquisition loan in the amount of $5 million.

In January 2015, we advanced the remaining €63.1 million of the €425 million interim acquisition loans to MEDIAN. In April 2015, we executed definitive agreements with MEDIAN to purchase and lease back 31 hospitals and expect these properties to close during the next 30 to 60 days, subject to expiration or waiver of local government preemptive rights. As these 31 hospitals (and others) close, the related purchase prices will be offset, pro rata, against any debt that we assume on these properties or against the interim acquisition loans that have been made.

2014 Activity

On March 31, 2014, we acquired a general acute care hospital and an adjacent parcel for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside. The facility was simultaneously leased back to the seller under a lease with a 15-year initial term with a 3-year extension option, followed by a further 12-year extension option at fair market value. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor and ceiling. The lease includes a customary right of first refusal with respect to a subsequent proposed sale of the facility.

As part of these acquisitions, we acquired the following assets:

	2015	2014
Assets Acquired
Land	$21,591	$8,515
Building	88,409	99,602
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	—	6,883
Mortgage loans	40,000	—
Net investments in direct financing leases	10,700	—
Other loans	5,000	—

Total assets acquired	$165,700	$115,000

The purchase price allocations attributable to the 2015 acquisitions are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

Development Activities

During the 2015 first quarter, we completed construction and began recording rental income on two acute care facilities for First Choice ER (a subsidiary of Adeptus Health). These facilities are leased pursuant to the master lease entered into in 2014 and are cross-defaulted with the original master lease executed with First Choice ER in 2013.

In the first quarter of 2015, we began construction on six additional facilities pursuant to the master funding and development agreement with First Choice ER executed in 2014.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 03/31/15	Estimated Completion Date
UAB Medical West	Hoover, AL	Acute Care Hospital & MOB	Medical West, an affiliate of UAB	$8,653	$5,853	2Q 2015
First Choice ER- Chandler	Chandler, AZ	Acute Care Hospital	Adeptus Health	5,049	2,502	2Q 2015
First Choice ER- Converse	Converse, TX	Acute Care Hospital	Adeptus Health	5,754	4,311	2Q 2015
First Choice ER- Denver 48th	Denver, CO	Acute Care Hospital	Adeptus Health	5,123	1,174	2Q 2015
First Choice ER- Aurora	Aurora, CO	Acute Care Hospital	Adeptus Health	5,273	21	3Q 2015
First Choice ER- Conroe	Houston, TX	Acute Care Hospital	Adeptus Health	6,110	1,668	3Q 2015
First Choice ER- Carrollton	Carrollton, TX	Acute Care Hospital	Adeptus Health	35,820	23,458	3Q 2015
First Choice ER- Gilbert	Gilbert, AZ	Acute Care Hospital	Adeptus Health	6,500	2,481	3Q 2015
First Choice ER- Glendale	Glendale, AZ	Acute Care Hospital	Adeptus Health	4,824	564	3Q 2015
First Choice ER- McKinney	McKinney, TX	Acute Care Hospital	Adeptus Health	4,750	1,002	3Q 2015
First Choice ER- Victory Lakes	Houston, TX	Acute Care Hospital	Adeptus Health	4,939	554	3Q 2015
First Choice ER- Vintage Preserve	Houston, TX	Acute Care Hospital	Adeptus Health	45,961	5,678	3Q 2016
First Choice Emergency Rooms	Various	Acute Care Hospital	Adeptus Health	13,448	—	Various

				$152,204	$49,266

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 15 Ernest facilities and five Prime facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of March 31, 2015	As of December 31, 2014
Minimum lease payments receivable	$1,639,128	$1,607,024
Estimated residual values	225,871	211,888
Less: Unearned income	(1,411,576)	(1,379,396)

Net investment in direct financing leases	$453,423	$439,516

Florence facility

On March 6, 2013, the tenant of our $27.2 million facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At March 31, 2015, we have approximately $1.1 million of receivables outstanding but the tenant continues to pay us in accordance with bankruptcy orders. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid. We have entered into a non-binding letter of intent with the stalking horse bidder for the assumption of the existing lease, with certain non-monetary amendments. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at March 31, 2015 is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; however, we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. The tenant has continued to perform its monetary obligations, and we have agreed to the terms of an amended lease upon the tenant’s bankruptcy exit. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of $14.1 million at March 31, 2015 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2015	As of December 31, 2014
Mortgage loans	$437,591	$397,594
Acquisition loans	555,391	525,136
Working capital and other loans	46,566	48,031

	$1,039,548	$970,761

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At March 31, 2015, acquisition loans includes our $102.5 million loans to Ernest plus $442.4 million related to the MEDIAN Kliniken S.à r.l. (“MEDIAN”), transaction in 2014.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At March 31, 2015, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended March 31, 2015 and 2014, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 25.0% and 29.1%, respectively, of total revenue. From an investment concentration perspective, assets leased and loaned to Prime represented 15.2% and 8.3%, respectively of our total assets, at March 31, 2015. Assets leased and loaned to Prime represented 12.6% and 7.4%, respectively, of our total assets at December 31, 2014.

For the three months ended March 31, 2015, revenue from affiliates of MEDIAN accounted for 9.5% of total revenue. From an investment concentration perspective, MEDIAN represented 11.6% and 11.3% of our total assets at March 31, 2015 and December 31, 2014, respectively.

For the three months ended March 31, 2015 and 2014, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 15.3% and 19.6% of total revenue, respectively. From an investment concentration perspective, assets leased and loaned to Ernest represented 7.9% and 5.3%, respectively, of our total assets at March 31, 2015. Assets leased and loaned to Ernest represented 7.7% and 5.3%, respectively, of our total assets at December 31, 2014.

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of March 31, 2015.

From a global geographic perspective, approximately 80% of our total assets are in the United States while 20% reside in Europe as of March 31, 2015 and December 31, 2014. Revenue from our European investments was $16.3 million and $5.5 million in the first quarter of 2015 and 2014, respectively.

From a United States geographic perspective, investments located in California represented 14.3% of our total assets at March 31, 2015, compared to 14.6% at December 31, 2014. Investments located in Texas represented 20.5% of our total assets at March 31, 2015, compared to 20.2% at December 31, 2014.

4. Debt

The following is a summary of debt, net of discounts (dollar amounts in thousands):

	As of March 31, 2015		As of December 31, 2014
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$301,655	Variable	$593,490	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,433		2,522

	352,433		352,522

2013 Senior Unsecured Notes (A)	214,620	5.750%	241,960	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	300,000	5.500%
Term loans	138,611	Various	138,682	Various

	$1,882,319		$2,201,654

(A)	These notes are Euro-denominated and reflect the exchange rate at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, principal payments due on our debt (which exclude the effects of any discounts or premiums recorded) are as follows (in thousands):

2015	$211
2016	125,299
2017	320
2018	314,436
2019	125,000
Thereafter	1,314,620

Total	$1,879,886

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $5.5 million and $6.0 million as of March 31, 2015 and December 31, 2014, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through March 31, 2015 and therefore, there was no income statement effect recorded during the three month periods ended March 31, 2015 or 2014. We do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At March 31, 2015 and December 31, 2014, we have posted $2.8 million and $3.3 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2015, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, facility leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2015, we were in compliance with all such financial and operating covenants.

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

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During the 2014 first quarter, we sold 0.9 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.21 per share resulting in total proceeds, net of commission, of $12.3 million. There were no shares issued under the at-the-market equity offering program during the 2015 first quarter.

MPT Operating Partnership, L.P.

At March 31, 2015, the Company has a 99.8% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the three months ended March 31, 2015 and 2014, the partnership issued 34.5 million and 8.6 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 5,417,878 shares remain available for future stock awards as of March 31, 2015. We awarded the following during the 2015 and 2014 first quarters:

Time-based awards—We granted 217,177 and 338,484 shares in 2015 and 2014, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees were awarded 176,046 and 317,254 performance based awards in 2015 and 2014, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2018 (for the 2014 awards) and December 31, 2017 (for the 2015 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards—We awarded 505,050 and 500,000 shares in 2015 and 2014, respectively, of multi-year performance-based awards to management. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes (excluding our 2006 Senior Unsecured Notes) using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facilities, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	March 31, 2015		December 31, 2014
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$40,464	$40,324	$41,137	$41,005
Loans (1)	837,098	867,523	773,311	803,824
Debt, net	(1,882,319)	(1,981,158)	(2,201,654)	(2,285,727)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2015.

At March 31, 2015, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loan	102,450	102,450	Other loans
Equity investments	3,300	3,300	Other assets

	$205,750	$205,750

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2015.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(443)
- 100 basis points	443

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first quarter of 2015 or 2014. To date, we have not received any distribution payments from our equity investment in Ernest.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$35,976	$7,309
Non-controlling interests’ share in continuing operations	(79)	(66)
Participating securities’ share in earnings	(266)	(209)

Income from continuing operations, less participating securities’ share in earnings	35,631	7,034
Income (loss) from discontinued operations	—	(2)

Net income, less participating securities’ share in earnings	$35,631	$7,032

Denominator:
Basic weighted-average common shares	202,958	163,973
Dilutive potential common shares	657	576

Dilutive weighted-average common shares	203,615	164,549

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$35,976	$7,309
Non-controlling interests’ share in continuing operations	(79)	(66)
Participating securities’ share in earnings	(266)	(209)

Income from continuing operations, less participating securities’ share in earnings	35,631	7,034
Income (loss) from discontinued operations	—	(2)

Net income, less participating securities’ share in earnings	$35,631	$7,032

Denominator:
Basic weighted-average units	202,958	163,973
Dilutive potential units	657	576

Diluted weighted-average units	203,615	164,549

9. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

In April 2015, we executed an agreement with Adeptus Health that provides for the acquisition and development of general acute care hospitals and free standing emergency facilities with an aggregate commitment of $250 million. These facilities will be leased to Adeptus Health pursuant to the terms of the 2014 master lease agreement that has a 15-year initial term with three extension options of five years each that provides for annual rent increases based on changes in the consumer price index with a 2% minimum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany and the U.K.) economic, business, real estate and other market conditions;

•	the satisfaction of all conditions to, the timely closing (if at all) of, and our ability to realize the anticipated benefits from, the MEDIAN transactions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany and the U.K.) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;

•	the current, historical and prospective operating margins (measured by earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant or borrower and at each facility;

•	the ratio of our tenants’ or borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

•	trends in the source of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, managed care in the U.S. and pension funds in Germany) and private payors (including commercial insurance and private pay patients);

•	the effect of evolving healthcare legislation and other regulations on our tenants’ or borrowers’ profitability and liquidity; and

•	the competition and demographics of the local and surrounding areas in which the tenants or borrowers operate.

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for their real estate assets instead of financing their real estate assets through lease structures;

•	changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;

•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ or borrowers’ profitability and our lease rates;

•	competition from other financing sources; and

•	the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES

Refer to our 2014 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2015, there were no material changes to these policies.

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

At March 31, 2015, our portfolio consisted of 141 properties leased or loaned to 27 operators, of which 13 are under development and eight are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the United States and Europe. At March 31, 2015 and December 31, 2014, we had $3.8 billion and $3.7 billion, respectively, invested in the following healthcare real estate assets:

	2015		2014
	(Dollars in thousands)
Real estate owned (gross)(1)	$2,691,181	70.4%	$2,589,128	69.1%
Mortgage loans	437,591	11.5%	397,594	10.6%
Other loans	601,957	15.7%	573,167	15.3%
Construction in progress	49,266	1.3%	23,163	0.6%
Other assets(1)	43,054	1.1%	164,284	4.4%

Total assets	$3,823,049	100.0%	$3,747,336	100.0%

(1)	Includes $766.1 million and $784.2 million of healthcare real estate assets in Europe at March 31, 2015 and December 31, 2014, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended March 31, 2015	% of Total	For the Three Months Ended March 31, 2014	% of Total
General Acute Care Hospitals(1)(2)	$53,921	56.2%	$41,389	56.6%
Rehabilitation Hospitals	28,466	29.7%	17,528	24.0%
Long-term Acute Care Hospitals	13,442	14.0%	13,757	18.8%
Wellness Centers	132	0.1%	415	0.6%

Total revenue	$95,961	100.0%	$73,089	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $16.3 million and $5.5 million in revenue from our healthcare real estate assets in Europe in 2015 and 2014, respectively.

We have 44 employees as of May 8, 2015. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2015 Compared to March 31, 2014

Net income for the three months ended March 31, 2015, was $35.9 million, compared to $7.2 million for the three months ended March 31, 2014. This increase is due primarily to the $20.5 million impairment charge taken on our Monroe loan in the 2014 first quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $56.9 million, or $0.28 per diluted share for the 2015 first quarter as compared to $42.7 million, or $0.26 per diluted share for the 2014 first quarter. This 33% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects since March 2014.

A comparison of revenues for the three month periods ended March 31, 2015 and 2014 is as follows (dollar amounts in thousands):

	2015	% of Total	2014	% of Total	Year over Year Change
Rent billed	$53,100	55.3%	$42,957	58.8%	23.6%
Straight-line rents	4,728	4.9%	2,148	3.0%	120.1%
Income from direct financing leases	12,555	13.1%	12,215	16.7%	2.8%
Interest and fee income from loans	25,578	26.7%	15,769	21.6%	62.2%

Total revenue	$95,961	100.0%	$73,089	100.0%	31.3%

Our total revenue for the 2015 first quarter is up $22.9 million or 31.3% over the prior year. This increase is made up of the following:

•	Rent billed – up $10.1 million over the prior year of which $1.0 million is from our annual escalation provisions in our leases, $8.0 million is from incremental revenue from acquisitions made after March 2014, and $2.9 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015 partially offset by $1.8 million attributable to dispositions and foreign currency impact.

•	Straight-line rents – up $2.6 million over the prior year of which $1.0 million is due to incremental revenue from acquisitions made after March 2014 and $0.9 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. In the first quarter of 2014, we had a $1 million write-off of straight-line rent receivable related to our Gilbert property — see Note 3 to Item 1 of this 10-Q for further details.

•	Income from direct financing leases – up $0.3 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases and $0.1 million is from incremental revenue from acquisitions made after March 2014.

•	Interest from loans – up $9.8 million over the prior year primarily attributable to loans made in connection with the MEDIAN transaction – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the first quarter of 2015 increased to $14.8 million from $13.7 million in 2014, due to the incremental depreciation from the properties acquired and the development properties completed in 2014 and the first quarter of 2015.

During the 2014 first quarter, we recorded a $20.5 million impairment charge on our Monroe loan.

Acquisition expenses increased from $0.5 million to $6.2 million primarily as a result of continued activity to pursue potential deals and the completion of the MEDIAN acquisition.

General and administrative expenses totaled $10.9 million for the 2015 first quarter, which is 11.4% of total revenues, down from 12.3% of total revenues in the prior year first quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $1.9 million from the prior year first quarter due to higher compensation expense and international administrative expenses, which are up as a result of the growth and expansion of our company since the 2014 first quarter.

Interest expense, for the quarters ended March 31, 2015 and 2014, totaled $26.7 million and $21.6 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes and our new and expanded Credit Facility. Our weighted average interest rates are slightly lower period over period – 5.2% for the first quarter of 2015 and 5.9% for the first quarter of 2014. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
FFO information:
Net income attributable to MPT common stockholders	$35,897	$7,241
Participating securities’ share in earnings	(266)	(209)

Net income, less participating securities’ share in earnings	$35,631	$7,032
Depreciation and amortization	14,756	13,690

Funds from operations	$50,387	$20,722
Acquisition costs	6,239	512
Write-off of straight line rent	—	950
Unutilized financings fees / debt refinancing costs	238	—
Impairment charges	—	20,496

Normalized funds from operations	$56,864	$42,680

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.17	$0.04
Depreciation and amortization:	0.08	0.09

Funds from operations	$0.25	$0.13
Acquisition costs	0.03	—
Write-off of straight line rent	—	0.01
Unutilized financings fees / debt refinancing costs	—	—
Impairment charges	—	0.12

Normalized funds from operations	$0.28	$0.26

LIQUIDITY AND CAPITAL RESOURCES

2015 Cash Flow Activity

During the 2015 first quarter, we generated $42.0 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $38.5 million and certain investing activities including the additional funding of our development activities.

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses. We used the net proceeds from this offering to pay down our revolving credit facility by $285 million and fund our acquisitions in the quarter.

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

On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100.3 million, after deducting estimated offering expenses. We used the net proceeds from this stock offering to pay down our revolving credit facility. Subsequently, we used proceeds from our revolving credit facility to finance the $115 million property acquisition on March 31, 2014.

Short-term Liquidity Requirements: As of March 31, 2015, we have less than $0.3 million in debt principal payments due in 2015 — see debt maturity schedule below. At May 8, 2015, our availability under our revolving credit facility plus cash on-hand approximated $0.7 billion. We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $22.6 million has been sold through May 8, 2015) which may be used for general corporate purposes as needed. We believe any excess availability in our Credit Facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, expected funding requirements on our development projects and the completion of Step 2 of the MEDIAN acquisition), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: As of March 31, 2015, we have approximately $0.5 million in debt principal payments due between now and July 2016. With our liquidity at May 8, 2015 of approximately $0.7 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) currently.

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

As of March 31, 2015, principal payments due on our debt (which excludes the effects of any discounts or premiums recorded) are as follows (in thousands):

2015	$211
2016	125,299
2017	320
2018	314,436
2019	125,000
Thereafter	1,314,620

Total	$1,879,886

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2015:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20

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

In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits, all of which may affect our ability to refinance our debt, if necessary. The changes in the value of our facilities would be impacted also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2015, our outstanding debt totaled $1.9 billion, which consisted of fixed-rate debt of approximately $1.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $0.4 billion. If market interest rates increase by one percent, the fair value of our fixed rate debt at March 31, 2015 would decrease by $1 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.4 billion, the balance of such variable rate debt at March 31, 2015.

Foreign Currency Sensitivity

With our investments in Germany and the United Kingdom, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2015 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $2 million. Based solely on operating results to-date in 2015 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 11, 2015

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