Form 10-Q
period 2015-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2015-08-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, Medical Properties Trust, Inc. had 208,914,827 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2015, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,720,011	$2,172,775
Mortgage loans	437,587	397,594
Net investment in direct financing leases	455,020	439,516

Gross investment in real estate assets	3,612,618	3,009,885
Accumulated depreciation and amortization	(231,909)	(202,627)

Net investment in real estate assets	3,380,709	2,807,258
Cash and cash equivalents	45,904	144,541
Interest and rent receivables	56,792	41,137
Straight-line rent receivables	68,927	59,128
Other loans	548,865	573,167
Other assets	124,928	122,105

Total Assets	$4,226,125	$3,747,336

Liabilities and Equity
Liabilities
Debt, net	$2,262,861	$2,201,654
Accounts payable and accrued expenses	130,505	112,623
Deferred revenue	27,541	27,207
Lease deposits and other obligations to tenants	9,341	23,805

Total Liabilities	2,430,248	2,365,289
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 250,000 shares; issued and outstanding — 207,804 shares at June 30, 2015 and 172,743 shares at December 31, 2014	208	172
Additional paid in capital	2,250,894	1,765,381
Distributions in excess of net income	(395,078)	(361,330)
Accumulated other comprehensive loss	(59,885)	(21,914)
Treasury shares, at cost	(262)	(262)

Total Equity	1,795,877	1,382,047

Total Liabilities and Equity	$4,226,125	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rent billed	$53,893	$45,928	$106,994	$88,889
Straight-line rent	5,252	3,178	9,980	5,366
Income from direct financing leases	12,808	12,263	25,363	24,479
Interest and fee income	27,848	15,191	53,425	30,915

Total revenues	99,801	76,560	195,762	149,649

Expenses
Real estate depreciation and amortization	14,956	12,442	29,712	26,131
Impairment charges	—	29,631	—	50,128
Property-related	530	(38)	881	700
General and administrative	10,642	8,206	21,547	17,165
Acquisition expenses	25,809	2,535	32,048	3,047

Total operating expenses	51,937	52,776	84,188	97,171

Operating income	47,864	23,784	111,574	52,478
Other income (expense)
Other income (expense)	225	19	(571)	(30)
Earnings from equity and other interests	1,853	686	1,956	905
Interest expense	(26,890)	(24,362)	(53,318)	(45,974)
Debt refinancing costs	—	(290)	(238)	(290)
Income tax (expense) benefit	(563)	(40)	(938)	16

Net other expense	(25,375)	(23,987)	(53,109)	(45,373)

Income (loss) from continuing operations	22,489	(203)	58,465	7,105
Loss from discontinued operations	—	—	—	(2)

Net income (loss)	22,489	(203)	58,465	7,103
Net income attributable to non-controlling interests	(82)	—	(161)	(65)

Net income (loss) attributable to MPT common stockholders	$22,407	$(203)	$58,304	$7,038

Earnings per common share — basic and diluted
Income (loss) from continuing operations attributable to MPT common stockholders	$0.11	$—	$0.28	$0.04
Income (loss) from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income (loss) attributable to MPT common stockholders	$0.11	$—	$0.28	$0.04

Weighted average shares outstanding:
Basic	208,071	171,718	205,515	167,846
Diluted	208,640	172,369	206,127	168,459
Dividends declared per common share	$0.22	$0.21	$0.44	$0.42

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$22,489	$(203)	$58,465	$7,103
Other comprehensive income:
Unrealized gain on interest rate swap	730	486	1,315	1,206
Foreign currency translation gain (loss)	20,307	73	(39,286)	46

Total comprehensive income	43,526	356	20,494	8,355
Comprehensive income attributable to non-controlling interests	(82)	—	(161)	(65)

Comprehensive income attributable to MPT common stockholders	$43,444	$356	$20,333	$8,290

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$58,465	$7,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,564	26,715
Straight-line rent revenue	(9,980)	(6,316)
Straight-line rent write-off	—	950
Impairment charges	—	50,128
Direct financing lease interest accretion	(3,279)	(3,256)
Share-based compensation	5,645	4,433
Amortization and write-off of deferred financing costs and debt discount	2,770	2,484
Other adjustments	(2,383)	(8,406)
Changes in:
Interest and rent receivable	(15,685)	(9,064)
Accounts payable and accrued expenses	21,327	(14,516)

Net cash provided by operating activities	87,444	50,255
Investing activities
Cash paid for acquisitions and other related investments	(562,633)	(115,000)
Principal received on loans receivable	354,952	6,829
Investment in loans receivable	(347,768)	(5,601)
Construction in progress and other	(86,053)	(55,159)

Net cash used for investing activities	(641,502)	(168,931)
Financing activities
Revolving credit facilities, net	80,586	(105,000)
Additions to term debt	—	425,000
Payments of term debt	(140)	(100,132)
Distributions paid	(84,487)	(71,809)
Proceeds from sale of common shares, net of offering costs	479,902	128,332
Lease deposits and other obligations to tenants	(14,453)	4,910
Debt issuance costs paid and other financing activities	(662)	(11,496)

Net cash provided by financing activities	460,746	269,805

Increase (decrease) in cash and cash equivalents for period	(93,312)	151,129
Effect of exchange rate changes	(5,325)	(85)
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$45,904	$197,023

Interest paid	$52,130	$41,907
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$46,026	$36,277

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$2,720,011	$2,172,775
Mortgage loans	437,587	397,594
Net investment in direct financing leases	455,020	439,516

Gross investment in real estate assets	3,612,618	3,009,885
Accumulated depreciation and amortization	(231,909)	(202,627)

Net investment in real estate assets	3,380,709	2,807,258
Cash and cash equivalents	45,904	144,541
Interest and rent receivables	56,792	41,137
Straight-line rent receivables	68,927	59,128
Other loans	548,865	573,167
Other assets	124,928	122,105

Total Assets	$4,226,125	$3,747,336

Liabilities and Capital
Liabilities
Debt, net	$2,262,861	$2,201,654
Accounts payable and accrued expenses	84,550	74,195
Deferred revenue	27,541	27,207
Lease deposits and other obligations to tenants	9,341	23,805
Payable due to Medical Properties Trust, Inc.	45,565	38,038

Total liabilities	2,429,858	2,364,899
Capital
General Partner — issued and outstanding — 2,073 units at June 30, 2015 and 1,722 units at December 31, 2014	18,575	14,055
Limited Partners:
Common units — issued and outstanding — 205,731 units at June 30, 2015 and 171,021 units at December 31, 2014	1,837,577	1,390,296
LTIP units — issued and outstanding — 292 units at June 30, 2015 and 292 units at December 31, 2014	—	—
Accumulated other comprehensive loss	(59,885)	(21,914)

Total capital	1,796,267	1,382,437

Total Liabilities and Capital	$4,226,125	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2015	2014	2015	2014
Revenues
Rent billed	$53,893	$45,928	$106,994	$88,889
Straight-line rent	5,252	3,178	9,980	5,366
Income from direct financing leases	12,808	12,263	25,363	24,479
Interest and fee income	27,848	15,191	53,425	30,915

Total revenues	99,801	76,560	195,762	149,649
Expenses
Real estate depreciation and amortization	14,956	12,442	29,712	26,131
Impairment charges	—	29,631	—	50,128
Property-related	530	(38)	881	700
General and administrative	10,642	8,206	21,547	17,165
Acquisition expenses	25,809	2,535	32,048	3,047

Total operating expenses	51,937	52,776	84,188	97,171

Operating income	47,864	23,784	111,574	52,478
Other income (expense)
Interest and other income (expense)	225	19	(571)	(30)
Earnings from equity and other interests	1,853	686	1,956	905
Interest expense	(26,890)	(24,362)	(53,318)	(45,974)
Debt refinancing costs	—	(290)	(238)	(290)
Income tax benefit (expense)	(563)	(40)	(938)	16

Net other expense	(25,375)	(23,987)	(53,109)	(45,373)

Income (loss) from continuing operations	22,489	(203)	58,465	7,105
Income (loss) from discontinued operations	—	—	—	(2)

Net income (loss)	22,489	(203)	58,465	7,103
Net income (loss) attributable to non-controlling interests	(82)	—	(161)	(65)

Net income (loss) attributable to MPT Operating Partnership partners	$22,407	$(203)	$58,304	$7,038

Earnings per units — basic and diluted
Income (loss) from continuing operations attributable to MPT Operating Partnership partners	$0.11	$—	$0.28	$0.04
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income (loss) attributable to MPT Operating Partnership partners	$0.11	$—	$0.28	$0.04

Weighted average units outstanding:
Basic	208,071	171,718	205,515	167,846
Diluted	208,640	172,369	206,127	168,459
Dividends declared per unit	$0.22	$0.21	$0.44	$0.42

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$22,489	$(203)	$58,465	$7,103
Other comprehensive income:
Unrealized gain on interest rate swap	730	486	1,315	1,206
Foreign currency translation gain (loss)	20,307	73	(39,286)	46

Total comprehensive income	43,526	356	20,494	8,355
Comprehensive income attributable to non-controlling interests	(82)	—	(161)	(65)

Comprehensive income attributable to MPT Operating Partnership partners	$43,444	$356	$20,333	$8,290

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$58,465	$7,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,564	26,715
Straight-line rent revenue	(9,980)	(6,316)
Straight-line rent write-off	—	950
Impairment charges	—	50,128
Direct financing lease interest accretion	(3,279)	(3,256)
Unit-based compensation	5,645	4,433
Amortization and write-off of deferred financing costs and debt discount	2,770	2,484
Other adjustments	(2,383)	(8,406)
Changes in:
Interest and rent receivable	(15,685)	(9,064)
Accounts payable and accrued expenses	21,327	(14,516)

Net cash provided by operating activities	87,444	50,255
Investing activities
Cash paid for acquisitions and other related investments	(562,633)	(115,000)
Principal received on loans receivable	354,952	6,829
Investment in loans receivable	(347,768)	(5,601)
Construction in progress and other	(86,053)	(55,159)

Net cash used for investing activities	(641,502)	(168,931)
Financing activities
Revolving credit facilities, net	80,586	(105,000)
Additions to term debt	—	425,000
Payments of term debt	(140)	(100,132)
Distributions paid	(84,487)	(71,809)
Proceeds from sale of units, net of offering costs	479,902	128,332
Lease deposits and other obligations to tenants	(14,453)	4,910
Debt issuance costs paid and other financing activities	(662)	(11,496)

Net cash provided by financing activities	460,746	269,805

Increase (decrease) in cash and cash equivalents for period	(93,312)	151,129
Effect of exchange rate changes	(5,325)	(85)
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$45,904	$197,023

Interest paid	$52,130	$41,907
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$46,026	$36,277

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both U.S. federal and state income taxes. For our properties located outside the United States, we are subject to local taxes; however, we do not expect to incur additional taxes in the United States as such income will flow through our REIT.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there were no material changes to these policies.

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

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We do not expect this standard to have a significant impact on our financial results. as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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

Variable Interest Entities

At June 30, 2015, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest Health, Inc. (“Ernest”). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2015 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$277,941	Mortgage and other loans	$224,482
Equity investments	$61,323	Other assets	$6,292

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of June 30, 2015, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2015 Activity

MEDIAN Transaction Update

On April 29, 2015, we entered into a series of definitive agreements with Median Kliniken S.à r.l., (“MEDIAN”), a German provider of post-acute and acute rehabilitation services, to acquire the real estate assets of 32 hospitals owned by MEDIAN for an aggregate purchase price of approximately €688 million. Upon acquisition, each property became subject to a master lease between us and MEDIAN providing for the leaseback of the property to MEDIAN. The master lease has an initial term of 27 years and provides for an initial GAAP lease rate of 9.3%, with annual escalators at the greater of one percent or 70% of the German consumer price index. We expect to acquire three additional facilities from MEDIAN in a substantially similar sale-leaseback transaction subject to the master lease, resulting in an aggregate purchase price for all acquired facilities of approximately €705 million.

MEDIAN is owned by an affiliate of Waterland Private Equity Fund V C.V. (“Waterland”), which acquired 94.9% of the outstanding equity interests in MEDIAN, and by a subsidiary of our operating partnership, which acquired the remaining 5.1% of the outstanding equity interests in MEDIAN, each in December 2014. In December 2014, we provided interim acquisition loans to affiliates of Waterland and MEDIAN in connection with Waterland’s acquisition of its stake in MEDIAN in an aggregate amount of approximately €425 million. In addition, we made further loans to MEDIAN during the first half of 2015 in an aggregate amount of approximately €240 million, which were used by MEDIAN to repay existing debt on properties we have acquired or expect to acquire. We may make additional loans to MEDIAN for the purpose of repaying existing property debt, up to a total aggregate amount of all loans to Waterland and MEDIAN in the amount of approximately €705 million.

Closing of the sale-leaseback transactions, which began in the second quarter of 2015, is subject to customary real estate, regulatory and other closing conditions, including waiver of any statutory pre-emption rights by local municipalities and antitrust clearance. At each closing, the purchase price for each facility will be reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN as described above and against the amount of any debt assumed or repaid by us in connection with the closing. As of June 30, 2015, we have closed on 17 of the 35 properties for an aggregate amount of €317 million ($354 million). As of August 1, 2015, we have closed on 30 of the 35 (including the three additional facilities) properties subject to the agreements for a cumulative purchase price to date of approximately €627 million.

Other Acquisitions

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed long term acute care hospital, for an aggregate purchase price of $31.5 million. We entered into a 20-year lease with Ernest for the rehabilitation hospital, which provides for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that has a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest will operate the rehabilitation hospital in a joint venture with Covenant Health System, while the long term acute care hospital will continue to be operated by Fundamental Health under a new sublease with Ernest.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million leased to Ernest pursuant to the 2012 master lease which has a remaining 17-year fixed term and three five year extension options. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition we agreed to fund an acquisition loan in the amount of $5 million.

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

As part of these acquisitions, we acquired the following assets:

	2015	2014
Assets Acquired
Land and land improvements	$21,591	$8,477
Building	473,425	99,640
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	—	6,883
Mortgage loans	40,000	—
Net investments in direct financing leases	10,700	—
Other loans	16,917	—

Total assets acquired	$562,633	$115,000

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

From the respective acquisition dates, the properties and mortgage loans acquired in 2015 contributed $4.2 million and $3.5 million of revenue and income (excluding related acquisition expenses), respectively, for the three months ended June 30, 2015. From the respective acquisition dates, the properties and mortgage loans acquired in 2015 contributed $6.2 million and $4.9 million of revenue and income (excluding related acquisition expenses), respectively, for the six months ended June 30, 2015. In addition, we incurred $22.6 million and $26.7 million of acquisition related costs on the 2015 acquisitions for the three and six months ended June 30, 2015, respectively.

From the respective acquisition dates in 2014, the 2014 acquisitions contributed $2.3 million and $1.6 million of revenue and income (excluding related acquisition and financing expenses), respectively, for the three and six months ended June 30, 2014. In addition, we incurred $0.4 million of acquisition related costs on the 2014 acquisitions for the three and six months ended June 30, 2014.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and six months ended June 30, 2015 and 2014, as if each acquisition (including completed development projects) was completed on January 1, 2014. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$108.8	$106.2	$218.7	$211.5
Net income	$50.2	$20.6	$99.8	$44.6
Net income per share/unit — diluted	$0.21	$0.09	$0.42	$0.19

Development Activities

During the first six months of 2015, we completed construction and began recording rental income on the following facilities:

•	First Choice ER (a subsidiary of Adeptus Health) – We completed seven acute care facilities for this tenant during 2015. These facilities are leased pursuant to the master lease entered into in 2014 and are cross-defaulted with the original master lease executed with First Choice ER in 2013. One property is leased pursuant to the master lease entered into in 2015 and is cross-defaulted with the master leases entered into in 2014 and 2013.

•	UAB Medical West – This acute care facility and medical office building located in Birmingham, Alabama is leased to Medical West, an affiliate of The University of Alabama at Birmingham.

On June 16, 2015, we entered into definitive agreements to acquire the real estate of a general acute care hospital under development located in Spain, for an aggregate purchase and development price to us of approximately €21.4 million. The acquisition will be effected through a newly-formed joint venture between us and clients of AXA Real Estate, in which we will own a 50% interest. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease. Closing of the transaction which is expected during the second half of 2015, is subject to customary real estate, regulatory and other closing conditions.

On May 5, 2015, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Toledo, Ohio for $19.2 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the second quarter of 2016.

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

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 06/30/15	Estimated Completion Date
First Choice ER- Aurora	Aurora, CO	Acute Care Hospital	Adeptus Health	$5,273	$1,614	3Q 2015
First Choice ER- Carrollton	Carrollton, TX	Acute Care Hospital	Adeptus Health	35,820	30,692	3Q 2015
First Choice ER- Conroe	Houston, TX	Acute Care Hospital	Adeptus Health	6,110	3,150	3Q 2015
First Choice ER- Gilbert	Gilbert, AZ	Acute Care Hospital	Adeptus Health	6,500	4,291	3Q 2015
First Choice ER- McKinney	McKinney, TX	Acute Care Hospital	Adeptus Health	4,750	2,582	3Q 2015
First Choice ER- Chandler-Ray	Chandler, AZ	Acute Care Hospital	Adeptus Health	5,261	1,741	4Q 2015
First Choice ER- Cinco Ranch	Katy, TX	Acute Care Hospital	Adeptus Health	5,105	162	4Q 2015
First Choice ER- Highland Village	Highland Village, TX	Acute Care Hospital	Adeptus Health	4,884	361	4Q 2015
First Choice ER- Parker	Parker, CO	Acute Care Hospital	Adeptus Health	6,868	1,843	4Q 2015
First Choice ER- Frisco Eldorado	Frisco, TX	Acute Care Hospital	Adeptus Health	5,124	50	1Q 2016
First Choice ER- Helotes	Helotes, TX	Acute Care Hospital	Adeptus Health	7,530	2,251	2Q 2016
Rehabilitation Hospital of Northwest Ohio	Toledo, OH	Inpatient Rehabilitation Hospital	Ernest Health	19,212	1,649	2Q 2016
First Choice ER-Vintage Preserve	Houston, TX	Acute Care Hospital	Adeptus Health	45,961	6,376	3Q 2016
First Choice Emergency Rooms	Various	Acute Care Hospital	Adeptus Health	231,649	—	Various

				$390,047	$56,762

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 15 Ernest facilities and five Prime facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of June 30, 2015	As of December 31, 2014
Minimum lease payments receivable	$1,627,898	$1,607,024
Estimated residual values	225,872	211,888
Less: Unearned income	(1,398,750)	(1,379,396)

Net investment in direct financing leases	$455,020	$439,516

Florence facility

On March 6, 2013, the tenant of our $27.1 million facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At June 30, 2015, we have approximately $1.1 million of receivables outstanding but the tenant continues to pay us in accordance with bankruptcy orders. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at June 30, 2015 is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; however, we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. The tenant has continued to pay its monetary obligations, and we have agreed to the terms of an amended lease upon the tenant’s bankruptcy exit. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of $13.9 million at June 30, 2015 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2015	As of December 31, 2014
Mortgage loans	$437,587	$397,594
Acquisition loans	503,012	525,136
Working capital and other loans	45,853	48,031

	$986,452	$970,761

The increase in our mortgage loans is related to the two property acquisition with Prime. See “Acquisition” sub-section for further details.

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At June 30, 2015, acquisition loans includes our $114.4 million loans to Ernest plus $376.8 million related to the MEDIAN transaction.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At June 30, 2015, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

For the three months ended June 30, 2015 and 2014, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 25.9% and 27.9%, respectively, of total revenue. For the six months ended June 30, 2015 and 2014, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 25.5% and 28.5%, respectively, of total revenue. From an investment concentration perspective, assets leased and loaned to Prime represented 13.8% and 7.5%, respectively of our total assets, at June 30, 2015. Assets leased and loaned to Prime represented 12.6% and 7.4%, respectively, of our total assets at December 31, 2014.

For the three and six months ended June 30, 2015, revenue from affiliates of MEDIAN accounted for 11.1% and 10.3% of total revenue, respectively. From an investment concentration perspective, MEDIAN represented 17.3% and 11.3% of our total assets at June 30, 2015 and December 31, 2014, respectively.

For the three months ended June 30, 2015 and 2014, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 15.0% and 18.2%, respectively, of total revenue. For the six months ended June 30, 2015 and 2014, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 15.2% and 18.9%, respectively, of total revenue. From an investment concentration perspective, assets leased and loaned to Ernest represented 7.9% and 5.1%, respectively, of our total assets at June 30, 2015. Assets leased and loaned to Ernest represented 7.7% and 5.3%, respectively, of our total assets at December 31, 2014.

On an individual property basis, we had no investment of any single property greater than 3% of our total assets as of June 30, 2015.

From a global geographic perspective, approximately 75% of our total assets are in the United States while 25% reside in Europe (primarily in Germany) as of June 30, 2015. From a global geographic perspective, approximately 80% of our total assets are in the United States while 20% reside in Europe as of December 31, 2014.

For the three months ended June 30, 2015 and 2014, revenue from our European investments was $18.1 million and $5.5 million, respectively. For the six months ended June 30, 2015 and 2014, revenue from our European investments was $34.4 million and $10.9 million, respectively.

From a United States geographic perspective, investments located in Texas represented 19.8% of our total assets at June 30, 2015, compared to 20.2% at December 31, 2014. Investments located in California represented 12.9% of our total assets at June 30, 2015, compared to 14.6% at December 31, 2014.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of June 30, 2015		As of December 31, 2014
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility (A)	$674,034	Variable	$593,490	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,345	—	2,522	—

	352,345		352,522

2013 Senior Unsecured Notes (B)	222,940	5.750%	241,960	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	300,000	5.500%
Term loans	138,542	Various	138,682	Various

	$2,262,861		$2,201,654

(A)	As of June 30, 2015, we had €301.0 million of outstanding borrowings on the revolving credit facility, or $335.5 million based on the exchange rate in effect at June 30, 2015.
(B)	The change in balance from period to period is due to foreign currency fluctuations. These notes are Euro-denominated and reflect the exchange rate at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2015	$142
2016	125,299
2017	320
2018	686,815
2019	125,000
Thereafter	1,322,940

Total	$2,260,516

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $4.7 million and $6.0 million as of June 30, 2015 and December 31, 2014, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through June 30, 2015 and therefore, there was no income statement effect recorded during the three or six month periods ended June 30, 2015 or 2014. At June 30, 2015, we do not expect any of the current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At June 30, 2015 and December 31, 2014, we have posted $2.5 million and $3.3 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At June 30, 2015, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2015, we were in compliance with all such financial and operating covenants.

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

MPT Operating Partnership, L.P.

At June 30, 2015, the Company has a 99.86% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the six months ended June 30, 2015 and 2014, the partnership issued 34.5 million and 9.8 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 5,419,441 shares remain available for future stock awards as of June 30, 2015. We awarded the following stock awards during 2015 and 2014:

Time-based awards —We granted 217,177 and 406,055 shares in 2015 and 2014, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards —Our management team and certain employees were awarded 176,046 and 384,823 of performance based awards in 2015 and 2014, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2018 (for the 2014 awards) and December 31, 2017 (for the 2015 awards). Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards —We awarded 505,050 and 500,000 shares in 2015 and 2014, respectively, of multi-year performance-based awards to management. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes (excluding our 2006 Senior Unsecured Notes) using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, our revolving credit facility, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	June 30, 2015		December 31, 2014
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$56,792	$56,683	$41,137	$41,005
Loans (1)	771,284	801,457	773,311	803,824
Debt, net	(2,262,861)	(2,341,637)	(2,201,654)	(2,285,727)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans made in or prior to 2015.

At June 30, 2015, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loans	114,367	114,367	Other loans
Other loans	801	801	Other loans
Equity investments	3,300	3,300	Other assets

	$218,468	$218,468

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2015.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(59)
- 100 basis points	59

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first half of 2015 or 2014.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2015	2014
Numerator:
Income (loss) from continuing operations	$22,489	$(203)
Non-controlling interests’ share in continuing operations	(82)	—
Participating securities’ share in earnings	(250)	(195)

Income (loss) from continuing operations, less participating securities’ share in earnings	22,157	(398)
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income (loss), less participating securities’ share in earnings	$22,157	$(398)

Denominator:
Basic weighted-average common shares	208,071	171,718
Dilutive potential common shares	569	651

Dilutive weighted-average common shares	208,640	172,369

	For the Six Months Ended June 30,
	2015	2014
Numerator:
Income from continuing operations	$58,465	$7,105
Non-controlling interests’ share in continuing operations	(161)	(65)
Participating securities’ share in earnings	(516)	(404)

Income from continuing operations, less participating securities’ share in earnings	57,788	6,636
Loss from discontinued operations attributable to MPT common stockholders	—	(2)

Net income, less participating securities’ share in earnings	$57,788	$6,634

Denominator:
Basic weighted-average common shares	205,515	167,846
Dilutive potential common shares	612	613

Dilutive weighted-average common shares	206,127	168,459

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2015	2014
Numerator:
Income (loss) from continuing operations	$22,489	$(203)
Non-controlling interests’ share in continuing operations	(82)	—
Participating securities’ share in earnings	(250)	(195)

Income (loss) from continuing operations, less participating securities’ share in earnings	22,157	(398)
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income (loss), less participating securities’ share in earnings	$22,157	$(398)

Denominator:
Basic weighted-average units	208,071	171,718
Dilutive potential units	569	651

Dilutive weighted-average units	208,640	172,369

	For the Six Months Ended June 30,
	2015	2014
Numerator:
Income from continuing operations	$58,465	$7,105
Non-controlling interests’ share in continuing operations	(161)	(65)
Participating securities’ share in earnings	(516)	(404)

Income from continuing operations, less participating securities’ share in earnings	57,788	6,636
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	(2)

Net income, less participating securities’ share in earnings	$57,788	$6,634

Denominator:
Basic weighted-average units	205,515	167,846
Dilutive potential units	612	613

Dilutive weighted-average units	206,127	168,459

9. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

Acquisition of Capella Healthcare Hospital Portfolio

In July 2015, we entered into definitive agreements pursuant to which we will acquire a portfolio of seven acute care hospitals currently owned and operated by Capella Healthcare, Inc. (“Capella”), a privately held company, as well as acquire an equity interest in the ongoing operator of the facilities. The table below sets forth pertinent details with respect to the hospitals in the portfolio:

Hospital	Location	Type	Licensed Beds
Capital Medical Center	Olympia, WA	Acute care	110
EASTAR Health System	Muskogee, OK	Acute care	320
Carolina Pines Regional Medical Center	Hartsville, SC	Acute care	116
St. Mary’s Regional Medical Center	Russellville, AR	Acute care	170
National Park Medical Center	Hot Springs, AR	Acute care	166
Southwestern Medical Center	Lawton, OK	Acute care	199
Willamette Valley Medical Center	McMinnville, OR	Acute care	88

Total Licensed Beds			1,169

Our investment in the portfolio will include our acquisition of real estate assets, the making of mortgage and acquisition loans, and an equity contribution to the operator of the facilities, for a combined purchase price and investment of approximately $900 million. We and current Capella management, who will continue to manage and operate the facilities, have formed a joint venture that will be the acquirer of Capella. After closing of the merger, we will acquire from and lease back to Capella its interests in five acute care hospitals for an aggregate purchase price of approximately $390 million and fund loans secured by first lien mortgages on two hospitals for an aggregate of approximately $210 million. The real estate leases and mortgage loans will have an initial combined GAAP yield of 9.1%, which is reflective of their 15-year terms with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. The remaining approximately $300 million investment in the operations of Capella will be in the form of a $290 million acquisition loan to Capella, which will have a fixed interest rate equivalent to the initial lease and mortgage loan rate, and we would have a 49% interest in the equity of the operator, with management owning the remaining 51%. We expect to complete this transaction in the second half of 2015.

Financing

On July 27, 2015, we received commitment to provide a senior unsecured bridge loan facility in the original principal amount of $1.0 billion to fund the Capella transactions, if necessary. Borrowings under the bridge facility, if any, will bear interest at a rate equal to, at our option, LIBOR plus an applicable margin varying from 1.025% to 2.250% per annum or a Base Rate plus an applicable margin varying from 0.025% to 1.25% per annum, depending upon the ratings of our unsecured senior indebtedness and the total leverage ratio or unsecured leverage ratio. We will pay certain customary structuring and underwriting fees and, in the event we make any borrowings, funding and other fees in connection with the bridge facility. The bridge facility will mature 364 days after the closing date of the Capella transactions. The funding of the bridge facility is contingent of customary conditions, including but not limited to the execution and delivery of definitive documentation and the consummation of the Cappella transactions as described above. We cannot assure you that we will be able to successfully borrow under the bridge facility on the terms described herein or at all.

On August 4, 2015, we entered into an amendment to our revolving credit and term loan agreement to increase the current aggregate committed size to $1.25 billion and amend certain covenants in order to permit us to consummate and finance the Capella transactions. The increase in the credit agreement availability reduced the availability of the bridge facility by $100 million to $900 million.

On August 6, 2015, we completed an underwritten public offering of 28.75 million shares of our common stock, resulting in net proceeds of approximately $337.1 million, after deducting estimated offering expenses (which is inclusive of the underwriters’ option to purchase 3.8 million additional shares). The offering is expected to close August 11, 2015, subject to customary closing conditions. We intend to use the net proceeds from the offering to partially fund our Capella acquisition described above. Once the offering is completed, our availability under the bridge loan facility will be reduced to approximately $0.6 billion.

Other

On August 4, 2015, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share available for issuance from 250,000,000 to 500,000,000.

On July 31, 2015, we entered into definitive agreements to acquire several acute care hospitals and a freestanding clinic in northern Italy for an aggregate purchase price to us of approximately €90 million. The acquisition will be effected through a newly-formed joint venture between us and affiliates of AXA Real Estate, in which we will own a 50% interest. Upon closing, the facilities will be leased to an Italian acute care hospital operator, pursuant to a long-term master lease. Closing of the transaction, which is expected during the second half of 2015, is subject to customary real estate, regulatory and other closing conditions.

On July 30, 2015, we sold a long-term acute care facility in Luling, Texas for approximately $9.7 million, resulting in a gain of $1.5 million. Due to this sale, we wrote off $0.9 million of straight-line receivables. On August 5, 2015, we sold six wellness centers in the United States for total proceeds of approximately $9.5 million (of which $1.5 million is in the form of a note), resulting in a small net gain.

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	the risk that a condition to closing under the agreements governing the Capella transactions and our other recent transactions may not be satisfied;

•	the possibility that the anticipated benefits from the Capella transactions, the MEDIAN transactions and our other recent transactions will take longer to realize than expected or will not be realized at all;

•	U.S. (both national and local) and European (in particular Germany, the U.K., Spain and Italy) economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the U.K., Spain and Italy) healthcare, and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and reference existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations . Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our portfolio.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2014 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2015, there were no material changes to these policies.

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

At June 30, 2015, our portfolio consisted of 167 properties leased or loaned to 28 operators, of which 13 are under development and eight are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the United States and Europe. At June 30, 2015 and December 31, 2014, we had $4.2 billion and $3.7 billion, respectively, invested in the following healthcare real estate assets:

	2015		2014
	(Dollars in thousands)
Real estate owned (gross)(1)	$3,118,269	73.8%	$2,589,128	69.1%
Mortgage loans	437,587	10.4%	397,594	10.6%
Other loans	548,865	13.0%	573,167	15.3%
Construction in progress	56,762	1.3%	23,163	0.6%
Other assets(1)	64,642	1.5%	164,284	4.4%

Total assets	$4,226,125	100.0%	$3,747,336	100.0%

(1)	Includes $1.0 billion and $784.2 million of healthcare real estate assets in Europe at June 30, 2015 and December 31, 2014, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2015	% of Total	For the Three Months Ended June 30, 2014	% of Total
General Acute Care Hospitals (1)(2)	$55,735	55.9%	$45,599	59.6%
Rehabilitation Hospitals	30,528	30.6%	17,208	22.5%
Long-term Acute Care Hospitals	13,405	13.4%	13,338	17.4%
Wellness Centers	133	0.1%	415	0.5%

Total revenue	$99,801	100.0%	$76,560	100.0%

	For the Six Months Ended June 30, 2015	% of Total	For the Six Months Ended June 30, 2014	% of Total
General Acute Care Hospitals (1)(3)	$109,656	56.0%	$86,986	58.1%
Rehabilitation Hospitals	58,994	30.2%	34,736	23.2%
Long-term Acute Care Hospitals	26,847	13.7%	27,096	18.1%
Wellness Centers	265	0.1%	831	0.6%

Total revenue	$195,762	100.0%	$149,649	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $18.1 million and $5.5 million in revenue from our healthcare real estate assets in Europe in 2015 and 2014, respectively.
(3)	Includes $34.4 million and 10.9 million in revenue from our healthcare real estate assets in Europe in 2015 and 2014, respectively.

We have 47 employees as of August 7, 2015. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended June 30, 2015 Compared to June 30, 2014

Net income (loss) for the three months ended June 30, 2015, was $22.4 million, compared to $(0.2) million for the three months ended June 30, 2014. This increase is due to the $26.5 million impairment charge taken on our Monroe loan and other assets along with a $3.1 million real estate impairment charge taken on our Bucks County facility in the 2014 second quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $62.9 million, or $0.30 per diluted share for the 2015 second quarter as compared to $44.5 million, or $0.26 per diluted share for the 2014 second quarter. This 41% increase in FFO is primarily due to the increase in revenue from acquisitions and loan investments made since June 2014 along with the completion of seven First Choice development properties in 2015.

A comparison of revenues for the three month periods ended June 30, 2015 and 2014 is as follows:

	2015	% of Total	2014	% of Total	Year over Year Change
Rent billed	$53,893	54.0%	$45,928	60.0%	17.3%
Straight-line rents	5,252	5.3%	3,178	4.2%	65.3%
Income from direct financing leases	12,808	12.8%	12,263	16.0%	4.4%
Interest and fee income	27,848	27.9%	15,191	19.8%	83.3%

Total revenue	$99,801	100.0%	$76,560	100.0%	30.4%

Our total revenue for the 2015 second quarter is up $23.2 million or 30.4% over the prior year. This increase is made up of the following:

•	Base rents – up $8.0 million over the prior year of which $0.9 million is from our annual escalation provisions in our leases, $5.5 million is from incremental revenue from acquisitions made after June 2014, and $3.1 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. Approximately $0.6 million of base rents were recorded in the second quarter of 2015 related to our Monroe property but none was recorded in the prior year. This increase is partially offset by $1.8 million of lower revenues in 2015 attributable to dispositions (approximately $0.9 million) in the second half of 2014 and a 17% decline in the Euro exchange rate (approximately $0.9 million) as well as $0.3 million revenue decrease from our six wellness centers.

•	Straight-line rents – up $2.1 million over the prior year of which $1.2 million is due to incremental revenue from acquisitions made after June 2014 and $1.4 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. These increases were partially offset by expected declines in straight-line rent due to annual minimum escalations in base rent.

•	Income from direct financing leases – up $0.5 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases and $0.4 million is from incremental revenue from acquisitions made after June 2014.

•	Interest from loans – up $12.7 million over the prior year primarily attributable to loans made in connection with the MEDIAN transaction – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the second quarter of 2015 increased to $15.0 million from $12.4 million in 2014, due to the incremental depreciation from the properties acquired since June 30, 2014 and the development properties completed in 2014 and 2015.

During the 2014 second quarter, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $26.5 million impairment charge on our Monroe facility.

Acquisition expenses increased from $2.5 million in 2014 to $25.8 million in 2015 primarily as a result of continued activity to pursue potential deals and the completion of the MEDIAN acquisition, including approximately $21 million of real estate transfer taxes related to the 17 properties acquired in June 2015.

General and administrative expenses totaled $10.6 million for the 2015 second quarter, which is 10.7% of total revenues consistent with the 2014 second quarter. On a dollar basis, general and administrative expenses were up $2.4 million from the prior year second quarter due to higher compensation expense and international administrative expenses, which are up as a result of the growth and expansion of our company.

Interest expense, for the quarters ended June 30, 2015 and 2014, totaled $26.9 million and $24.7 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with our 2014 Senior Unsecured Notes and our new and expanded Credit Facility. In addition, we recorded a $0.3 million refinancing charge in the 2014 second quarter related to the replacement of our old credit facility. Our weighted average interest rate is 4.5% for the quarter ended June 30, 2015, which is a slight decline from 5.9% in 2014. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

Six Months Ended June 30, 2015 Compared to June 30, 2014

Net income for the six months ended June 30, 2015, was $58.3 million compared to net income of $7.0 million for the six months ended June 30, 2014, primarily due to the $50.1 million of impairment charges taken in 2014. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $119.8 million, or $0.58 per diluted share for the first six months in 2015 as compared to $87.2 million, or $0.52 per diluted share for the first six months of 2014. This 37% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects made since June 2014.

A comparison of revenues for the six month periods ended June 30, 2015 and 2014 is as follows (dollar amounts in thousands):

	2015	% of Total	2014	% of Total	Year over Year Change
Rent billed	$106,994	54.7%	$88,889	59.4%	20.4%
Straight-line rents	9,980	5.1%	5,366	3.6%	86.0%
Income from direct financing leases	25,363	12.9%	24,479	16.3%	3.6%
Interest and fee income	53,425	27.3%	30,915	20.7%	72.8%

Total revenue	$195,762	100.0%	$149,649	100.0%	30.8%

Our total revenue for the first six months of 2015 is up $46.1 million or 30.8% over the prior year. This increase is made up of the following:

•	Base rents – up $18.1 million over the prior year of which $1.7 million is from our annual escalation provisions in our leases, $12.8 million is from incremental revenue from acquisitions made after June 2014, and $6.5 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. Approximately $1.1 million of base rents were recorded in the first half of 2015 related to our Monroe property but none was recorded in the prior year. This increase is partially offset by $3.5 million attributable to dispositions (approximately $1.7 million) and the decline in the Euro ($1.8 million impact) as well as $0.5 million revenue decrease from our six wellness centers.

•	Straight-line rents – up $4.6 million over the prior year of which $2.2 million is due to incremental revenue from acquisitions made after June 2014 and $2.4 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. In the first quarter of 2014, we had a $1 million write-off of straight-line rent receivable related to our Gilbert property – see Note 3 to Item 1 of this 10-Q for further details.

•	Income from direct financing leases – up $0.9 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases and $0.5 million is from incremental revenue from acquisitions made after June 2014.

•	Interest from loans – up $22.5 million over the prior year primarily attributable to loans made in connection with the MEDIAN transaction – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the first six months of 2015 increased to $29.7 million from $26.1 million in the same period of 2014 due to the incremental depreciation from the properties acquired and the development properties completed in 2014 and 2015. In the 2014 first quarter, we accelerated the amortization of the lease intangible asset related to our Gilbert facility resulting in $1.1 million of additional expense.

During the first half of 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility.

Acquisition expenses increased from $3.0 million in 2014 to $32.0 million in 2015 primarily as a result of the completion of the MEDIAN acquisition, including $21 million of real estate transfer taxes associated with the 17 properties acquired in June 2015, and continued activity to pursue potential deals.

General and administrative expenses in the first two quarters of 2015 totaled $21.5 million, which is 11.0% of revenues down from 11.5% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $4.4 million from the prior year first six months due to higher compensation expense, travel and international administrative expenses, which are up as a result of the growth and expansion of our company.

Interest expense for the first six months of 2015 and 2014 totaled $53.6 million and $46.3 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes and our new and expanded Credit Facility. Our weighted average interest rate is slightly lower period over period - 4.5% for the first six months of 2015 and 5.9% for the first six months of 2014. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2015 and 2014 ($ amounts in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
FFO information:
Net income (loss) attributable to MPT common stockholders	$22,407	$(203)	$58,304	$7,038
Participating securities’ share in earnings	(250)	(195)	(516)	(404)

Net income (loss), less participating securities’ share in earnings	$22,157	$(398)	$57,788	$6,634

Depreciation and amortization	14,956	12,442	29,712	26,131
Real estate impairment charges	—	5,974	—	5,974

Funds from operations	$37,113	$18,018	$87,500	$38,739
Write-off of straight line rent	—	—	—	950
Impairment charges	—	23,657	—	44,154
Unutilized financing fees / debt refinancing costs	—	291	238	291
Acquisition costs	25,809	2,535	32,048	3,047

Normalized funds from operations	$62,922	$44,501	$119,786	$87,181

Per diluted share data:
Net income (loss), less participating securities’ share in earnings	$0.11	$—	$0.28	$0.04

Depreciation and amortization	0.07	0.07	0.14	0.16
Real estate impairment charges	—	0.03	—	0.03

Funds from operations	$0.18	$0.10	$0.42	$0.23
Write-off of straight line rent	—	—	—	0.01
Impairment charges	—	0.14	—	0.26
Unutilized financing fees / debt refinancing costs	—	—	—	—
Acquisition costs	0.12	0.02	0.16	0.02

Normalized funds from operations	$0.30	$0.26	$0.58	$0.52

LIQUIDITY AND CAPITAL RESOURCES

2015 Cash Flow Activity

During the six months ended June 30, 2015, we generated $87.4 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $84.5 million and certain investing activities including the additional funding of our development activities.

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses. We used the net proceeds from this offering along with $81 million from our revolving credit facility to fund our acquisitions and new loan investments in 2015.

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

During the first six months of 2014, we sold 0.9 million shares of our common stock under our at-the-market offering program and completed an underwritten public offering of 8.9 million (including 1.2 million underwriters option) shares of our common stock, resulting in net proceeds of approximately $128.3 million, after deducting estimated offering expenses. In addition, on April 17, 2014, we completed a $300 million senior unsecured notes offering. Finally, on June 19, 2014, we closed on a new $900 million senior unsecured credit facility including a $25 million increase in our term loan facility. Net proceeds from these financing activities were used to fund property acquisitions in the first half of 2014.

Short-term Liquidity Requirements : As of June 30, 2015, we have less than $0.2 million in debt principal payments due in 2015 — see debt maturity schedule below. At August 7, 2015, our availability under our revolving credit facility plus cash on-hand approximated $0.5 billion. We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $22.6 million has been sold through August 7, 2015) which may be used for general corporate purposes as needed. We believe any excess availability in our credit facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, and dividends in order to comply with REIT requirements for the next twelve months.

With the recent announcement of the Capella transaction and our continued investment in our development activities with Adeptus, we have approximately $1.1 billion in short-term commitments. In addition to our existing availability under our revolving credit facility and cash on hand, we believe we have several alternative sources to fund these commitments including:

•	Sale of equity securities - we expect to close on a 28.75 million share offering (including 3.75 million shares sold by the underwriters at their option) on August 11, 2015 at a $12.25 price generating net proceeds of approximately $337.1 million;

•	Bridge loan—we received a commitment on July 27, 2015 from JPMorgan Chase Bank, N.A. and Goldman, Sachs, and Co. to provide a $1.0 billion senior unsecured bridge loan facility to fund the Capella transactions. Such bridge loan facility has been reduced by $100 million with the similar increase in our revolving credit facility and will be reduced by another $337 million to approximately $0.6 billion if the equity offering above is completed;

•	Issuance of new debt securities, including senior unsecured notes; and/or

•	Proceeds from strategic property sales.

Long-term Liquidity Requirements : As of June 30, 2015, we have less than $0.2 million in debt principal payments due between now and July 2016 . With our liquidity at August 7, 2015 of approximately $0.5 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, and dividends in order to comply with REIT requirements for several years.

However, with our current firm commitment level (as described in the section titled “Short-term Liquidity Requirements”) and with debt principal payments coming due in 2018 and later years, we will need additional capital, which we believe is generally available in the market such as the following:

•	amending or entering into new bank term loans,

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements, and/or

•	proceeds from strategic property sales,

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of June 30, 2015, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2015	$142
2016	125,299
2017	320
2018	686,815
2019	125,000
Thereafter	1,322,940

Total	$2,260,516

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2015:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2015, our outstanding debt totaled $2.3 billion, which consisted of fixed-rate debt of $1.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $0.8 billion. If market interest rates increase by one percentage point, the fair value of our fixed rate debt at June 30, 2015 would decrease by $1.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at June 30, 2015.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2015 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $2.3 million. Based solely on operating results to-date in 2015 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	On August 4, 2015, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share, available for issuance from 250,000,000 to 500,000,000. The Articles of Amendment, which were effective upon filing, are attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

3.1(1)	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on June 23, 2015.

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on August 4, 2015.

3.3(1)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc., effective June 23, 2015.

10.1	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on June 26, 2015.

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

Date: August 10, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on June 23, 2015.

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on August 4, 2015.

3.3(1)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc., effective June 23, 2015.

10.1	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on June 26, 2015.