Form 10-Q
period 2015-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2015-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, Medical Properties Trust, Inc. had 237,837,152 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2015, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$3,206,056	$2,172,775
Mortgage loans	762,584	397,594
Net investment in direct financing leases	618,493	439,516

Gross investment in real estate assets	4,587,133	3,009,885
Accumulated depreciation and amortization	(239,950)	(202,627)

Net investment in real estate assets	4,347,183	2,807,258
Cash and cash equivalents	332,235	144,541
Interest and rent receivables	47,153	41,137
Straight-line rent receivables	73,976	59,128
Other loans	710,076	573,167
Other assets	122,700	122,105

Total Assets	$5,633,323	$3,747,336

Liabilities and Equity
Liabilities
Debt, net	$3,364,119	$2,201,654
Accounts payable and accrued expenses	123,888	112,623
Deferred revenue	21,594	27,207
Lease deposits and other obligations to tenants	11,119	23,805

Total Liabilities	3,520,720	2,365,289
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 236,656 shares at September 30, 2015 and 172,743 shares at December 31, 2014	236	172
Additional paid in capital	2,591,234	1,765,381
Distributions in excess of net income	(423,874)	(361,330)
Accumulated other comprehensive loss	(59,731)	(21,914)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	2,107,603	1,382,047
Non-controlling interests	5,000	—

Total Equity	2,112,603	1,382,047

Total Liabilities and Equity	$5,633,323	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rent billed	$70,358	$48,063	$177,351	$136,952
Straight-line rent	5,023	5,282	15,003	10,648
Income from direct financing leases	14,692	12,308	40,055	36,787
Interest and fee income	24,497	15,124	77,924	46,039

Total revenues	114,570	80,777	310,333	230,426

Expenses
Real estate depreciation and amortization	20,016	13,354	49,728	39,485
Impairment charges	—	—	—	50,128
Property-related	1,727	700	2,608	1,401
General and administrative	10,778	8,672	32,325	25,836
Acquisition expenses	24,949	4,886	56,997	7,933

Total operating expenses	57,470	27,612	141,658	124,783

Operating income	57,100	53,165	168,675	105,643
Other income (expense)
Other income (expense)	1,350	75	780	44
Earnings from equity and other interests	476	1,153	2,432	2,059
Interest expense	(31,643)	(25,481)	(84,961)	(71,455)
Unutilized financing fees / debt refinancing costs	(4,080)	—	(4,319)	(290)

Income tax expense	(80)	(249)	(1,018)	(232)

Net other expense	(33,977)	(24,502)	(87,086)	(69,874)

Income from continuing operations	23,123	28,663	81,589	35,769
Loss from discontinued operations	—	—	—	(2)

Net income	23,123	28,663	81,589	35,767
Net income attributable to non-controlling interests	(66)	(126)	(228)	(192)

Net income attributable to MPT common stockholders	$23,057	$28,537	$81,361	$35,575

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$0.10	$0.16	$0.38	$0.21
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.10	$0.16	$0.38	$0.21

Weighted average shares outstanding:
Basic	223,948	171,893	211,659	169,195
Diluted	223,948	172,639	212,068	169,852
Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$23,123	$28,663	$81,589	$35,767
Other comprehensive income:
Unrealized gain on interest rate swap	727	1,136	2,042	2,342
Foreign currency translation loss	(573)	(1,319)	(39,859)	(1,273)

Total comprehensive income	23,277	28,480	43,772	36,836
Comprehensive income attributable to non-controlling interests	(66)	(126)	(228)	(192)

Comprehensive income attributable to MPT common stockholders	$23,211	$28,354	$43,544	$36,644

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$81,589	$35,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,149	40,403
Straight-line rent revenue	(17,815)	(11,599)
Straight-line rent write-off	2,812	950
Impairment charges	—	50,128
Direct financing lease interest accretion	(5,286)	(4,954)
Share-based compensation	8,383	6,571
Gain on sale of real estate	(3,268)	—
Amortization and write-off of deferred financing costs and debt discount	8,612	3,731
Other adjustments	(265)	1,175
Changes in:
Interest and rent receivable	(5,471)	(12,957)
Accounts payable and accrued expenses	11,744	(13,471)

Net cash provided by operating activities	132,184	95,744
Investing activities
Net cash paid for acquisitions and other related investments	(2,020,198)	(182,982)
Net proceeds from sale of real estate	19,175	34,649
Principal received on loans receivable	698,040	8,381
Investment in loans receivable	(354,002)	(9,102)
Construction in progress and other	(125,503)	(97,002)

Net cash used for investing activities	(1,782,488)	(246,056)
Financing activities
Revolving credit facilities, net	500,415	(105,000)
Additions to term debt	676,877	425,000
Payments of term debt	(210)	(100,197)
Distributions paid	(130,841)	(108,026)
Proceeds from sale of common shares, net of offering costs	817,533	128,270
Lease deposits and other obligations to tenants	(12,669)	10,879
Debt issuance costs paid and other financing activities	(7,950)	(11,757)

Net cash provided by financing activities	1,843,155	239,169

Increase in cash and cash equivalents for period	192,851	88,857
Effect of exchange rate changes	(5,157)	(2,024)
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$332,235	$132,812

Interest paid	$74,911	$62,826
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$52,388	$36,277

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, and intangible lease assets	$3,206,056	$2,172,775
Mortgage loans	762,584	397,594
Net investment in direct financing leases	618,493	439,516

Gross investment in real estate assets	4,587,133	3,009,885
Accumulated depreciation and amortization	(239,950)	(202,627)

Net investment in real estate assets	4,347,183	2,807,258
Cash and cash equivalents	332,235	144,541
Interest and rent receivables	47,153	41,137
Straight-line rent receivables	73,976	59,128
Other loans	710,076	573,167
Other assets	122,700	122,105

Total Assets	$5,633,323	$3,747,336

Liabilities and Capital
Liabilities
Debt, net	$3,364,119	$2,201,654
Accounts payable and accrued expenses	71,174	74,195
Deferred revenue	21,594	27,207
Lease deposits and other obligations to tenants	11,119	23,805
Payable due to Medical Properties Trust, Inc.	52,324	38,038

Total liabilities	3,520,330	2,364,899
Commitments and Contingencies
Capital
General Partner — issued and outstanding — 2,362 units at September 30, 2015 and 1,722 units at December 31, 2014	21,686	14,055
Limited Partners:
Common units — issued and outstanding — 234,294 units at September 30, 2015 and 171,021 units at December 31, 2014	2,146,038	1,390,296
LTIP units — issued and outstanding — 292 units at September 30, 2015 and 292 units at December 31, 2014	—	—
Accumulated other comprehensive loss	(59,731)	(21,914)

Total MPT Operating Partnership, L.P. capital	2,107,993	1,382,437

Non-controlling interests	5,000	—

Total capital	2,112,993	1,382,437

Total Liabilities and Capital	$5,633,323	$3,747,336

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2015	2014	2015	2014
Revenues
Rent billed	$70,358	$48,063	$177,351	$136,952
Straight-line rent	5,023	5,282	15,003	10,648
Income from direct financing leases	14,692	12,308	40,055	36,787
Interest and fee income	24,497	15,124	77,924	46,039

Total revenues	114,570	80,777	310,333	230,426
Expenses
Real estate depreciation and amortization	20,016	13,354	49,728	39,485
Impairment charges	—	—	—	50,128
Property-related	1,727	700	2,608	1,401
General and administrative	10,778	8,672	32,325	25,836
Acquisition expenses	24,949	4,886	56,997	7,933

Total operating expenses	57,470	27,612	141,658	124,783

Operating income	57,100	53,165	168,675	105,643
Other income (expense)
Other income (expense)	1,350	75	780	44
Earnings from equity and other interests	476	1,153	2,432	2,059
Interest expense	(31,643)	(25,481)	(84,961)	(71,455)
Unutilized financing fees / debt refinancing costs	(4,080)	—	(4,319)	(290)

Income tax expense	(80)	(249)	(1,018)	(232)

Net other expense	(33,977)	(24,502)	(87,086)	(69,874)

Income from continuing operations	23,123	28,663	81,589	35,769
Loss from discontinued operations	—	—	—	(2)

Net income	23,123	28,663	81,589	35,767
Net income attributable to non-controlling interests	(66)	(126)	(228)	(192)

Net income attributable to MPT Operating Partnership partners	$23,057	$28,537	$81,361	$35,575

Earnings per units — basic and diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.10	$0.16	$0.38	$0.21
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

	$0.10	$0.16	$0.38	$0.21

Net income attributable to MPT Operating Partnership partners
Weighted average units outstanding:
Basic	223,948	171,893	211,659	169,195
Diluted	223,948	172,639	212,068	169,852
Dividends declared per unit	$0.22	$0.21	$0.66	$0.63

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$23,123	$28,663	$81,589	$35,767
Other comprehensive income:
Unrealized gain on interest rate swap	727	1,136	2,042	2,342
Foreign currency translation loss	(573)	(1,319)	(39,859)	(1,273)

Total comprehensive income	23,277	28,480	43,772	36,836
Comprehensive income attributable to non-controlling interests	(66)	(126)	(228)	(192)

Comprehensive income attributable to MPT Operating Partnership partners	$23,211	$28,354	$43,544	$36,644

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$81,589	$35,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,149	40,403
Straight-line rent revenue	(17,815)	(11,599)
Straight-line rent write-off	2,812	950
Impairment charges	—	50,128
Direct financing lease interest accretion	(5,286)	(4,954)
Unit-based compensation	8,383	6,571
Gain on sale of real estate	(3,268)	—
Amortization and write-off of deferred financing costs and debt discount	8,612	3,731
Other adjustments	(265)	1,175
Changes in:
Interest and rent receivable	(5,471)	(12,957)
Accounts payable and accrued expenses	11,744	(13,471)

Net cash provided by operating activities	132,184	95,744
Investing activities
Net cash paid for acquisitions and other related investments	(2,020,198)	(182,982)
Net proceeds from sale of real estate	19,175	34,649
Principal received on loans receivable	698,040	8,381
Investment in loans receivable	(354,002)	(9,102)
Construction in progress and other	(125,503)	(97,002)

Net cash used for investing activities	(1,782,488)	(246,056)
Financing activities
Revolving credit facilities, net	500,415	(105,000)
Additions to term debt	676,877	425,000
Payments of term debt	(210)	(100,197)
Distributions paid	(130,841)	(108,026)
Proceeds from sale of units, net of offering costs	817,533	128,270
Lease deposits and other obligations to tenants	(12,669)	10,879
Debt issuance costs paid and other financing activities	(7,950)	(11,757)

Net cash provided by financing activities	1,843,155	239,169

Increase in cash and cash equivalents for period	192,851	88,857
Effect of exchange rate changes	(5,157)	(2,024)
Cash and cash equivalents at beginning of period	144,541	45,979

Cash and cash equivalents at end of period	$332,235	$132,812

Interest paid	$74,911	$62,826
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$52,324	$36,277

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, there were no material changes to these policies.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We do not expect this standard to have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09.

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

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02 that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. We do not believe this proposed standard will have a significant impact on us. This ASU is effective for fiscal years beginning after December 15, 2015, but early adoption is permitted.

Variable Interest Entities

At September 30, 2015, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest Health, Inc. (“Ernest”) and Capella Holdings, Inc. (“Capella”). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2015 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$988,497	Mortgage and other loans	$923,885
Equity investments	$54,353	Other assets	$6,297

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of September 30, 2015, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

2015 Activity

Acquisition of Capella Healthcare Hospital Portfolio

On August 31, 2015, we closed on our acquisition of Capella. Our investment in the portfolio includes seven acute care hospitals (two properties of which our investment is in the form of mortgage loans), an acquisition loan, and an equity interest in the operator for a combined purchase price and investment of approximately $900 million plus Capella’s cash on hand at acquisition date. The real estate leases and mortgage loans have 15-year terms with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. We have closed on six of the seven Capella properties and expect to close on the last property in the fourth quarter of 2015. The remaining investment in the operations of Capella are in the form of an acquisition loan to Capella, which has a fixed interest rate of 8%, and we have a 49% interest in the equity of the operator, with management owning the remaining 51%.

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

Closing of the sale-leaseback transactions, which began in the second quarter of 2015, is subject to customary real estate, regulatory and other closing conditions, including waiver of any statutory pre-emption rights by local municipalities and antitrust clearance. At each closing, the purchase price for each facility has been reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN as described above and against the amount of any debt assumed or repaid by us in connection with the closing. As of September 30, 2015, we have closed on 30 properties for an aggregate amount of €627 million. At September 30, 2015, we had loans outstanding to MEDIAN and Waterland for an aggregate amount of approximately €37 million. These loans were repaid by MEDIAN and Waterland in October 2015.

Other Acquisitions

On September 30, 2015, we provided a $100 million mortgage financing (of which $85 million has been funded to-date) to Prime Healthcare Services (“Prime”) for three general acute care hospitals and one free-standing emergency department and health center in New Jersey. The loan has a five-year term and provides for consumer-priced indexed interest increases, subject to a floor. We expect to purchase these facilities in the 2015 fourth quarter and will reduce the outstanding mortgage loan accordingly at that time.

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Valencia, Spain The acquisition was effected through a newly-formed joint venture between us and clients of AXA Real Estate, in which we will own a 50% interest. Our expected share of the aggregate purchase and development price is €21.4 million. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease.

On August 31, 2015, we closed on a $30 million mortgage loan transaction with Prime for the acquisition of Lake Huron Medical Center, a 144-bed general acute care hospital located in Port Huron, Michigan. The mortgage loan has a 5-year term with conversion rights to our standard sale leaseback agreement. The loan provides for consumer-priced indexed interest increases, subject to a floor.

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

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Prime is the tenant and operator pursuant to a new master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease has a 10 year initial fixed term with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we agreed to fund a mortgage loan in the amount of $40 million, which has a 10-year term.

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

On July 1, 2014, we acquired an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. The sale/leaseback transaction, excluding any transfer taxes, is valued at approximately £28.3 million (approximately $48.0 million at that time). The lease has an initial term of 15-years with a tenant option to extend the lease for an additional 15 years. The lease includes annual rent increases, which will equal the year-over-year change in the retail price index with a floor of 2% and a cap of 5%. With the transaction, we incurred approximately £1.1 million (approximately $1.9 million at that time) of transfer and other taxes that have been expensed as acquisition costs.

On March 31, 2014, we acquired a general acute care hospital and an adjacent parcel of land for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside. The facility was simultaneously leased back to the seller under a lease with a 15-year initial term with a 3-year extension option, followed by a further 12-year extension option at fair market value. The lease provides for consumer price-indexed annual rent increases, subject to a specified floor and ceiling. The lease includes a customary right of first refusal with respect to a future sale of the facility.

As part of these acquisitions, we acquired the following assets:

	2015	2014
Assets Acquired
Land and land improvements	$154,699	$11,764
Building	748,854	153,672
Intangible lease assets — subject to amortization (weighted average useful life 15 years)	66,461	12,546
Mortgage loans	365,000	—
Net investments in direct financing leases	170,700	—
Other loans	514,484	5,000

Total net assets acquired	$2,020,197	$182,982

The majority of the purchase price allocations attributable to the 2015 acquisitions are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

From the respective acquisition dates, the properties and mortgage loans acquired in 2015 contributed $30.0 million and $13.9 million of revenue and income (excluding related acquisition expenses), respectively, for the three months ended September 30, 2015. From the respective acquisition dates, the properties and mortgage loans acquired in 2015 contributed $59.2 million and $34.3 million of revenue and income (excluding related acquisition expenses), respectively, for the nine months ended September 30, 2015. In addition, we incurred $23.7 million and $52.9 million of acquisition related costs on the 2015 acquisitions for the three and nine months ended September 30, 2015, respectively.

From the respective acquisition dates in 2014, the 2014 acquisitions contributed $4.1 million and $3.0 million of revenue and income (excluding related acquisition and financing expenses), respectively, for the three months ended September 30, 2014. From the respective acquisition dates in 2014, the 2014 acquisitions contributed $6.4 million and $4.6 million of revenue and income (excluding related acquisition and financing expenses), respectively, for the nine months ended September 30, 2014. In addition, we incurred $2.3 million and $3.1 million of acquisition related costs on the 2014 acquisitions for the three and nine months ended September 30, 2014, respectively.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and nine months ended September 30, 2015 and 2014, as if each acquisition (including completed development projects) was completed on January 1, 2014. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$134,776	$135,734	$414,632	$404,760
Net income	$54,332	$64,303	$193,413	$157,910
Net income per share/unit — diluted	$0.23	$0.27	$0.81	$0.67

Development Activities

During the first nine months of 2015, we completed construction and began recording rental income on the following facilities:

•	First Choice ER (a subsidiary of Adeptus Health) – We completed thirteen acute care facilities for this tenant during 2015. Eleven of these facilities are leased pursuant to the master lease entered into in 2014 and are cross-defaulted with the original master lease executed with First Choice ER in 2013. Two properties are leased pursuant to the master lease entered into in 2015 and is cross-defaulted with the master leases entered into in 2014 and 2013.

•	UAB Medical West – This acute care facility and medical office building located in Birmingham, Alabama is leased to Medical West, an affiliate of The University of Alabama at Birmingham.

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

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 09/30/15	Estimated Completion Date
First Choice ER- Phoenix	Phoenix, AZ	Acute Care Hospital	Adeptus Health	$5,261	$3,076	4Q 2015
First Choice ER- Houston	Houston, TX	Acute Care Hospital	Adeptus Health	5,105	2,400	4Q 2015
First Choice ER- Denver	Denver, CO	Acute Care Hospital	Adeptus Health	6,868	3,109	4Q 2015
First Choice ER- DFW	Dallas, TX	Acute Care Hospital	Adeptus Health	5,124	2,632	1Q 2016
First Choice ER- Houston	Houston, TX	Acute Care Hospital	Adeptus Health	5,257	812	1Q 2016

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 09/30/15	Estimated Completion Date
First Choice ER- Denver	Denver, CO	Acute Care Hospital	Adeptus Health	5,300	208	2Q 2016
First Choice ER- Phoenix	Phoenix, AZ	Acute Care Hospital	Adeptus Health	6,728	1,865	2Q 2016
First Choice ER- San Antonio	San Antonio, TX	Acute Care Hospital	Adeptus Health	7,530	2,376	2Q 2016
Rehabilitation Hospital of Northwest Ohio	Toledo, OH	Inpatient Rehabilitation Hospital	Ernest Health	19,212	8,557	2Q 2016
First Choice ER- Houston	Houston, TX	Acute Care Hospital	Adeptus Health	45,961	14,167	3Q 2016
First Choice Emergency Rooms	Various	Acute Care Hospital	Adeptus Health	214,352	—	Various

				$326,698	$39,202

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 15 Ernest facilities, three Capella facilities, and five Prime facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of September 30, 2015	As of December 31, 2014
Minimum lease payments receivable	$2,442,386	$1,607,024
Estimated residual values	387,340	211,888
Less: Unearned income	(2,211,233)	(1,379,396)

Net investment in direct financing leases	$618,493	$439,516

Hoboken facility

In the 2015 third quarter, a subsidiary of the operator of our Hoboken facility acquired 10% of our subsidiary that owns the real estate for $5 million, which is reflected in the non-controlling interest line of our condensed consolidated balance sheet at September 30, 2015.

Twelve Oaks facility

In the third quarter of 2015, we sent notice of termination of the lease to our tenant at our Twelve Oaks facility. As a result of the lease terminating, we recorded a charge of $1.9 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $0.5 million of additional expense in the 2015 third quarter. At September 30, 2015, we have less than $1.2 million of exposure outstanding with this tenants, and we have a letter of credit for approximately $0.5 million to cover any rent and other monetary payments not paid. In addition, the tenant is continuing to make partial payments on the outstanding obligations. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our investment in Twelve Oaks at September 30, 2015 is fully recoverable.

Florence facility

On March 6, 2013, the tenant of our $26.9 million facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At September 30, 2015, we have approximately $0.9 million of receivables outstanding but the tenant continues to pay us in accordance with bankruptcy orders. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence at September 30, 2015 is fully recoverable.

Gilbert facility

In the first quarter of 2014, the tenant of our facility in Gilbert, Arizona filed for Chapter 11 bankruptcy; however, we sent notice of termination of the lease prior to the bankruptcy filing. As a result of the lease terminating, we recorded a charge of approximately $1 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $1.1 million of additional expense in the 2014 first quarter. The tenant has continued to pay its monetary obligations, and we have agreed to the terms of an amended lease upon the tenant’s bankruptcy exit. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our real estate investment in Gilbert of $13.8 million at September 30, 2015 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2015	As of December 31, 2014
Mortgage loans	$762,584	$397,594
Acquisition loans	645,207	525,136
Working capital and other loans	64,869	48,031

	$1,472,660	$970,761

The increase in our mortgage loans is related to the mortgage loans made on new properties with Prime and Capella. See “Acquisition” sub-section for further details.

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At September 30, 2015, acquisition loans includes our $114.4 million loans to Ernest, $41.7 million related to the MEDIAN transaction and $489.1 million to Capella.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At September 30, 2015, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Disposals

On July 30, 2015, we sold a long-term acute care facility in Luling, Texas for approximately $9.7 million, resulting in a gain of $1.5 million. Due to this sale, we wrote off $0.9 million of straight-line receivables. On August 5, 2015, we sold six wellness centers in the United States for total proceeds of approximately $9.5 million (of which $1.5 million is in the form of a note), resulting in a gain of $1.7 million. Due to this sale, we wrote off $0.9 million of billed rent receivables. With these disposals, we accelerated the amortization of the related lease intangible assets resulting in approximately $0.7 million of additional expense in the 2015 third quarter.

Concentrations of Credit Risk

For the three months ended September 30, 2015 and 2014, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 22.8% and 26.4%, respectively, of total revenue. For the nine months ended September 30, 2015 and 2014, revenue from affiliates of Prime (including rent and interest from mortgage loans) accounted for 24.5% and 27.8%, respectively, of total revenue. From an investment concentration perspective, assets leased and loaned to Prime represented 10.4% and 7.7%, respectively of our total assets, at September 30, 2015. Assets leased and loaned to Prime represented 12.6% and 7.4%, respectively, of our total assets at December 31, 2014.

For the three and nine months ended September 30, 2015, revenue from affiliates of Capella accounted for 6.2% and 2.3% of total revenue, respectively. From an investment concentration perspective, Capella represented 17.6% of our total assets at September 30, 2015.

For the three and nine months ended September 30, 2015, revenue from affiliates of MEDIAN accounted for 16.1% and 12.4% of total revenue, respectively. From an investment concentration perspective, MEDIAN represented 13.2% and 11.3% of our total assets at September 30, 2015 and December 31, 2014, respectively.

For the three months ended September 30, 2015 and 2014, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 14.1% and 18.3%, respectively, of total revenue. For the nine months ended September 30, 2015 and 2014, revenue from affiliates of Ernest (including rent and interest from mortgage and acquisition loans) accounted for 14.8% and 18.7%, respectively, of total revenue. From an investment concentration perspective, assets leased and loaned to Ernest represented 6.0% and 3.8%, respectively, of our total assets at September 30, 2015. Assets leased and loaned to Ernest represented 7.7% and 5.3%, respectively, of our total assets at December 31, 2014.

On an individual property basis, we had no investment of any single property greater than 2% of our total assets as of September 30, 2015.

From a global geographic perspective, approximately 80% of our total assets are in the United States while 20% reside in Europe (primarily in Germany) as of September 30, 2015 and December 31, 2014.

For the three months ended September 30, 2015 and 2014, revenue from our European investments was $25.5 million and $6.5 million, respectively. For the nine months ended September 30, 2015 and 2014, revenue from our European investments was $59.9 million and $17.4 million, respectively.

From a United States geographic perspective, investments located in Texas represented 15.9% of our total assets at September 30, 2015, compared to 20.2% at December 31, 2014. Investments located in California represented 9.7% of our total assets at September 30, 2015, compared to 14.6% at December 31, 2014.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of September 30, 2015		As of December 31, 2014
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$1,091,000	Variable	$593,490	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,256	—	2,522	—

	352,256		352,522

2013 Senior Unsecured Notes (A)	223,540	5.750%	241,960	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	300,000	5.500%
2015 Senior Unsecured Notes (A)	558,850	4.000%	—	—
Term loans	263,473	Various	138,682	Various

	$3,364,119		$2,201,654

(A)	These notes are Euro-denominated and reflect the exchange rate at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2015	$73
2016	125,299
2017	320
2018	1,103,781
2019	250,000
Thereafter	1,882,390

Total	$3,361,863

On July 27, 2015, we received a commitment to provide a senior unsecured bridge loan facility in the original principal amount of $1.0 billion to fund the acquisition of Capella pursuant to a commitment letter from JPMorgan Chase Bank, N.A. and Goldman, Sachs & Co. Funding under the bridge facility was not necessary as we funded the acquisition through a combination of an equity issuance and other borrowings. We incurred and expensed certain customary structuring and underwriting fees of $3.9 million in the third quarter related to the bridge commitment.

On August 4, 2015, we entered into an amendment to our revolving credit and term loan agreement to increase the current aggregate committed size to $1.25 billion and amend certain covenants in order to permit us to consummate and finance the acquisition of Capella.

On August 19, 2015, we completed a €500 million senior unsecured notes offering (“2015 Senior Unsecured Notes”), proceeds of which were used to repay Euro-denominated borrowings under our credit facility and to fund our European investments. Interest on the notes will be payable annually on August 19 of each year, commencing on August 19, 2016. The 2015 Senior Unsecured Notes will pay interest in cash at a rate of 4.00% per year. The notes mature on August 19, 2022. We may redeem some or all of the 2015 Senior Unsecured Notes at any time. If the notes are redeemed prior to 90 days before maturity, the redemption price will be 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. Within the period beginning on or after 90 days before maturity, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 2015 Senior Unsecured Notes are fully and unconditionally guaranteed on an unsecured basis by the Company. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

On September 30, 2015, we amended our credit facility to, among other things, increase the aggregate commitment under our revolver to $1.3 billion and increase the term loan portion to $250 million. In addition, this amendment includes a new accordion feature that allows us to expand our credit facility by another $400 million for a total commitment of $1.95 billion. This amendment resulted in a $0.1 million expense in the 2015 third quarter.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through the maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $4.0 million and $6.0 million as of September 30, 2015 and December 31, 2014, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions affect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through September 30, 2015; and therefore, there was no income statement effect recorded during the three or nine month periods ended September 30, 2015 or 2014. We expect the current losses included in accumulated other comprehensive loss to be reclassified into earnings between now and the maturity of the related debt in July 2016 ($65 million) and in October 2016 ($60 million). At September 30, 2015 and December 31, 2014, we have posted $2.1 million and $3.3 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At September 30, 2015, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, mortgage secured leverage ratio, recourse mortgage secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2015, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional million shares) of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

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

MPT Operating Partnership, L.P.

At September 30, 2015, the Company has a 99.86% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the nine months ended September 30, 2015 and 2014, the partnership issued 63.25 million and 9.8 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 7,643,651 shares of common stock for awards under the Equity Incentive Plan for which 5,422,353 shares remain available for future stock awards as of September 30, 2015. We awarded the following stock awards during 2015 and 2014:

Time-based awards —We granted 390,748 and 406,055 shares in 2015 and 2014, respectively, of time-based restricted stock to management, independent directors and certain employees. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards —Our management team and certain employees were awarded 349,617 and 384,823 of performance based awards in 2015 and 2014, respectively. These awards vest ratably over a three year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2018 (for the 2014 awards) and December 31, 2017 (for the 2015 awards). Dividends on these awards are paid only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2015		December 31, 2014
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$47,153	$47,060	$41,137	$41,005
Loans (1)	1,256,793	1,295,926	773,311	803,824
Debt, net	(3,364,119)	(3,431,267)	(2,201,654)	(2,285,727)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At September 30, 2015, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$100,000	$100,000	Mortgage loans
Acquisition loans	114,367	114,367	Other loans
Other loans	1,500	1,500	Other loans
Equity investments	3,300	3,300	Other assets

	$219,167	$219,167

Our mortgage loans with Ernest are recorded at fair value based on Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at September 30, 2015.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(56)
- 100 basis points	56

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first nine months of 2015 or 2014.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2015	2014
Numerator:
Income from continuing operations	$23,123	$28,663
Non-controlling interests’ share in continuing operations	(66)	(126)
Participating securities’ share in earnings	(265)	(179)

Income from continuing operations, less participating securities’ share in earnings	22,792	28,358
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income, less participating securities’ share in earnings	$22,792	$28,358

Denominator:
Basic weighted-average common shares	223,948	171,893
Dilutive potential common shares	—	746

Dilutive weighted-average common shares	223,948	172,639

	For the Nine Months Ended September 30,
	2015	2014
Numerator:
Income from continuing operations	$81,589	$35,769
Non-controlling interests’ share in continuing operations	(228)	(192)
Participating securities’ share in earnings	(781)	(584)

Income from continuing operations, less participating securities’ share in earnings	80,580	34,993
Loss from discontinued operations attributable to MPT common stockholders	—	(2)

Net income, less participating securities’ share in earnings	$80,580	$34,991

Denominator:
Basic weighted-average common shares	211,659	169,195
Dilutive potential common shares	409	657

Dilutive weighted-average common shares	212,068	169,852

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2015	2014
Numerator:
Income from continuing operations	$23,123	$28,663
Non-controlling interests’ share in continuing operations	(66)	(126)
Participating securities’ share in earnings	(265)	(179)

Income from continuing operations, less participating securities’ share in earnings	22,792	28,358
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income (loss), less participating securities’ share in earnings	$22,792	$28,358

Denominator:
Basic weighted-average units	223,948	171,893
Dilutive potential units	—	746

Dilutive weighted-average units	223,948	172,639

	For the Nine Months Ended September 30,
	2015	2014
Numerator:
Income from continuing operations	$81,589	$35,769
Non-controlling interests’ share in continuing operations	(228)	(192)
Participating securities’ share in earnings	(781)	(584)

Income from continuing operations, less participating securities’ share in earnings	80,580	34,993
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	(2)

Net income, less participating securities’ share in earnings	$80,580	$34,991

Denominator:
Basic weighted-average units	211,659	169,195
Dilutive potential units	409	657

Dilutive weighted-average units	212,068	169,852

9. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

On July 31, 2015, we entered into definitive agreements to acquire several acute care hospitals and a freestanding clinic in northern Italy for an aggregate purchase price to us of approximately €90 million. The acquisition will be effected through a newly-formed joint venture between us and affiliates of AXA Real Estate, in which we will own a 50% interest. Upon closing, the facilities will be leased to an Italian acute care hospital operator, pursuant to a long-term master lease. Closing of the transaction, which is expected during the fourth quarter of 2015, is subject to customary real estate, regulatory and other closing conditions.

10. Subsequent Events

On October 30, 2015, we acquired an acute hospital in Camden, South Carolina for an aggregate purchase price of $25.8 million leased to Capella pursuant to the 2015 master lease which has a 15-year term with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. In connection with the transaction, we funded an acquisition loan to Capella of $9.2 million.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2014 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2015, there were no material changes to these policies.

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

At September 30, 2015, our portfolio consisted of 187 properties leased or loaned to 30 operators, of which 10 are under development and 12 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the United States and Europe. At September 30, 2015 and December 31, 2014, we had $5.6 billion and $3.7 billion, respectively, invested in the following healthcare real estate assets:

	2015		2014
	(Dollars in thousands)
Real estate owned (gross)(1)	$3,785,347	67.2%	$2,589,128	69.1%
Mortgage loans	762,584	13.5%	397,594	10.6%
Other loans	710,076	12.6%	573,167	15.3%
Construction in progress	39,202	0.7%	23,163	0.6%
Other assets(1)	336,114	6.0%	164,284	4.4%

Total assets	$5,633,323	100.0%	$3,747,336	100.0%

(1)	Includes $1.1 billion and $784.2 million of healthcare real estate assets in Europe at September 30, 2015 and December 31, 2014, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2015	% of Total	For the Three Months Ended September 30, 2014	% of Total
General Acute Care Hospitals (1)(2)	$63,146	55.1%	$49,405	61.2%
Rehabilitation Hospitals	38,874	33.9%	17,509	21.7%
Long-term Acute Care Hospitals	12,535	11.0%	13,448	16.6%
Wellness Centers (4)	15	0.0%	415	0.5%

Total revenue	$114,570	100.0%	$80,777	100.0%

	For the Nine Months Ended September 30, 2015	% of Total	For the Nine Months Ended September 30, 2014	% of Total
General Acute Care Hospitals (1)(3)	$172,803	55.7%	$136,391	59.2%
Rehabilitation Hospitals	97,868	31.5%	52,245	22.7%
Long-term Acute Care Hospitals	39,382	12.7%	40,544	17.6%
Wellness Centers (4)	280	0.1%	1,246	0.5%

Total revenue	$310,333	100.0%	$230,426	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $25.5 million and $6.5 million in revenue from our healthcare real estate assets in Europe in 2015 and 2014, respectively.
(3)	Includes $59.9 million and 17.4 million in revenue from our healthcare real estate assets in Europe in 2015 and 2014, respectively.
(4)	We sold our six wellness centers in August 2015.

We have 48 employees as of November 6, 2015. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for the three months ended September 30, 2015, was $23.1 million, compared to $28.5 million for the three months ended September 30, 2014. This decrease is due to higher real estate depreciation, significant acquisition costs (primarily from real estate transfer taxes expensed as part of the MEDIAN acquisition in 2015) and interest costs from the expansion of our portfolio, partially offset by higher revenues. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $72.5 million, or $0.32 per diluted share for the 2015 third quarter as compared to $46.6 million, or $0.27 per diluted share for the 2014 third quarter. This 56% increase in FFO is primarily due to the increase in revenue from acquisitions and loan investments made since September 2014 along with the completion of 13 First Choice development properties in 2015.

A comparison of revenues for the three month periods ended September 30, 2015 and 2014 is as follows:

	2015	% of Total	2014	% of Total	Year over Year Change
Rent billed	$70,358	61.4%	$48,063	59.5%	46.4%
Straight-line rents	5,023	4.4%	5,282	6.5%	(4.9%)
Income from direct financing leases	14,692	12.8%	12,308	15.2%	19.4%
Interest and fee income	24,497	21.4%	15,124	18.8%	62.0%

Total revenue	$114,570	100.0%	$80,777	100.0%	41.8%

Our total revenue for the 2015 third quarter is up $33.8 million or 41.8% over the prior year. This increase is made up of the following:

•	Base rents – up $22.3 million over the prior year of which $1.2 million is from our annual escalation provisions in our leases, $19.9 million is from incremental revenue from acquisitions made after September 2014, and $3.2 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. This increase is partially offset by $1.7 million of lower revenues in 2015 attributable to dispositions (approximately $0.8 million) and a 13% decline in the Euro exchange rate (approximately $0.8 million) as well as $0.3 million revenue decrease from our six wellness centers.

•	Straight-line rents – down $0.3 million over the prior year of which $2.7 million is due to incremental revenue from acquisitions made after September 2014. This increase was offset by the $2.9 million write-off of unbilled rent related to our Luling and Twelve Oaks properties – see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $2.4 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases and $2.2 million is from incremental revenue from acquisitions made after September 2014.

•	Interest from loans – up $9.4 million over the prior year primarily attributable to loans made in connection with the MEDIAN and Capella transactions and the new loans to Prime and Capella in the 2015 third quarter – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the third quarter of 2015 increased to $20.0 million from $13.4 million in 2014, due to the incremental depreciation from the properties acquired since September 30, 2014 and the development properties completed in 2014 and 2015. In addition, we accelerated amortization of the related lease intangible assets of our Twelve Oaks, Luling, and Healthtrax properties resulting in an additional $1.1 million of expense.

Acquisition expenses increased from $4.9 million in 2014 to $24.9 million in 2015 primarily as a result of continued activity to pursue potential deals and the MEDIAN acquisition, including approximately $18 million of real estate transfer taxes related to the 13 properties acquired in the 2015 third quarter.

General and administrative expenses totaled $10.8 million for the 2015 third quarter, which is 9.4% of total revenues lower than the 2014 third quarter, which was 10.7% of total revenues. The decline in general and administrative expenses as a percentage of revenues is expected as we can generally increase our revenues significantly without increasing our headcount and related expenses at the same rate. On a dollar basis, general and administrative expenses were up $2.1 million from the prior year third quarter due to higher compensation expense and international administrative expenses, which are up as a result of the growth and expansion of our company.

Interest expense, for the three months ended September 30, 2015 and 2014, totaled $35.7 million and $25.5 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with our 2015 Senior Unsecured Notes and our new and expanded credit facility. In addition, we recorded $3.9 million in refinancing charges in 2015 related to structuring and underwriting fees on a bridge loan that we set up as a back stop on financing of the Capella transaction as well as $0.1 million related to the credit facility amendment. Our weighted average interest rate is 4.1% for the quarter ended September 30, 2015, which is a slight decline from 5.9% in 2014. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for the nine months ended September 30, 2015, was $81.4 million compared to net income of $35.6 million for the nine months ended September 30, 2014, primarily due to the $50.1 million of impairment charges taken in 2014. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $192.3 million, or $0.91 per diluted share for the first nine months in 2015 as compared to $133.8 million, or $0.79 per diluted share for the first nine months of 2014. This 44% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects since September 2014.

A comparison of revenues for the nine month periods ended September 30, 2015 and 2014 is as follows (dollar amounts in thousands):

	2015	% of Total	2014	% of Total	Year over Year Change
Rent billed	$177,351	57.2%	$136,952	59.4%	29.5%
Straight-line rents	15,003	4.8%	10,648	4.6%	40.9%
Income from direct financing leases	40,055	12.9%	36,787	16.0%	8.9%
Interest and fee income	77,924	25.1%	46,039	20.0%	69.3%

Total revenue	$310,333	100.0%	$230,426	100.0%	34.7%

Our total revenue for the first nine months of 2015 is up $79.9 million or 34.7% over the prior year. This increase is made up of the following:

•	Base rents – up $40.4 million over the prior year of which $3.0 million is from our annual escalation provisions in our leases, $32.5 million is from incremental revenue from acquisitions made after September 2014, and $9.1 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. Approximately $1.7 million of base rents were recorded in the first nine months of 2015 related to our Monroe property but none was recorded in the prior year. This increase is partially offset by $5.0 million attributable to dispositions (approximately $2.5 million) and the decline in the Euro ($2.5 million impact) as well as $0.9 million revenue decrease from our six wellness centers.

•	Straight-line rents – up $4.4 million over the prior year of which $4.7 million is due to incremental revenue from acquisitions made after September 2014 and $2.8 million is incremental revenue from development properties that were completed and put into service in 2014 and 2015. In the first quarter of 2014, we had a $1 million write-off of straight-line rent receivable related to our Gilbert property, and in 2015, we had a $3.1 million write-off of straight-line rent related to our Luling and Twelve Oaks properties – see Note 3 to Item 1 of this Form 10-Q for further details.

•	Income from direct financing leases – up $3.3 million over the prior year of which $0.8 million is from our annual escalation provisions in our leases and approximately $3 million is from incremental revenue from acquisitions made after September 2014.

•	Interest from loans – up $31.9 million over the prior year primarily attributable to loans made in connection with the MEDIAN transactions and the new loans to Prime and Capella in the 2015 third quarter – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the first nine months of 2015 increased to $49.7 million from $39.5 million in the same period of 2014 due to the incremental depreciation from the properties acquired and the development properties completed in 2014 and 2015. In the 2014 first quarter, we accelerated the amortization of the lease intangible asset related to our Gilbert facility resulting in $1.1 million of additional expense. In the 2015 third quarter, we accelerated the amortization of the lease intangible related to our Twelve Oaks, Luling, and Healthtrax properties resulting in an additional $1.1 million of expense.

During the first nine months of 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility.

Acquisition expenses increased from $7.9 million in 2014 to $57.0 million in 2015 primarily as a result of the completion of the Capella and MEDIAN acquisitions, including $39 million of real estate transfer taxes associated with the 30 properties acquired from MEDIAN in 2015, and continued activity to pursue potential deals.

General and administrative expenses in the first nine months of 2015 totaled $32.3 million, which is 10.4% of revenues down from 11.2% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $6.5 million from the prior year first nine months due to higher compensation expense, travel and international administrative expenses, which are up as a result of the growth and expansion of our company.

Interest expense for the first nine months of 2015 and 2014 totaled $89.3 million and $71.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes, our 2015 Senior Unsecured Notes and our new and expanded credit facility. In addition, we incurred $4.3 million in fees and expenses primarily associated with the bridge loan entered into the 2015 third quarter. Our weighted average interest rate is slightly lower period over period - 4.1% for the first nine months of 2015 and 5.9% for the first nine months of 2014. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2015 and 2014 ($ amounts in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
FFO information:
Net income attributable to MPT common stockholders	$23,057	$28,537	$81,361	$35,575
Participating securities’ share in earnings	(265)	(179)	(781)	(584)

Net income, less participating securities’ share in earnings	$22,792	$28,358	$80,580	$34,991
Depreciation and amortization	20,016	13,354	49,728	39,485
Gain on sale of real estate	(3,268)	—	(3,268)	—
Real estate impairment charges	—	—	—	5,974

Funds from operations	$39,540	$41,712	$127,040	$80,450
Write-off of straight line rent and other	3,928	—	3,928	950
Impairment charges	—	—	—	44,154
Unutilized financing fees / debt refinancing costs	4,080	—	4,319	290
Acquisition expenses	24,949	4,886	56,997	7,933

Normalized funds from operations	$72,497	$46,598	$192,284	$133,777

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.10	$0.16	$0.38	$0.21
Depreciation and amortization	0.09	0.08	0.23	0.22
Gain on sale of real estate	(0.01)	—	(0.01)	—
Real estate impairment charges	—	—	—	0.04

Funds from operations	$0.18	$0.24	$0.60	$0.47
Write-off of straight line rent and other	0.01	—	0.02	0.01
Impairment charges	—	—	—	0.26
Unutilized financing fees / debt refinancing costs	0.02	—	0.02	—
Acquisition expenses	0.11	0.03	0.27	0.05

Normalized funds from operations	$0.32	$0.27	$0.91	$0.79

LIQUIDITY AND CAPITAL RESOURCES

2015 Cash Flow Activity

During the nine months ended September 30, 2015, we generated $132 million of cash flow from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $130.8 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our $2 billion of acquisitions in 2015 and the remainder of our development activities, we did the following:

a)	On August 19, 2015, we completed a public offering of €500 million aggregate principal amount 4.00% senior unsecured notes. In addition, on September 30, 2015, we entered into an amendment to our existing amended and restated revolving credit and term loan agreement, dated as of June 19, 2014. The Amendment, among other things, increased our revolver availability to $1.3 billion and increased borrowings under our term loan by $125 million.

b)	On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional million shares) of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

c)	On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

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

In regards to other financing activities in which we used such net proceeds to ultimately fund our $183 million of acquisitions in 2014, to fund other investment activities, and to pay down our revolving credit facility, we did the following:

a)	On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100.2 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

b)	On April 17, 2014, we completed a $300 million senior unsecured notes offering.

c)	On June 19, 2014, we closed on a new $900 million senior unsecured credit facility (the “Credit Facility”). The Credit Facility was comprised of a $775 million senior unsecured revolving credit facility and a $125 million senior unsecured term loan facility. The Credit Facility replaces our previous $400 million unsecured revolving credit facility and $100 million unsecured term loan.

Short-term Liquidity Requirements : As of September 30, 2015, we have less than $0.2 million in debt principal payments due until July 2016 — see debt maturity schedule below. However, in the second half of 2016, $125 million of our 2006 notes come due. At November 6, 2015, our availability under our revolving credit facility plus cash on-hand approximated $0.5 billion. We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $22.6 million has been sold through November 6, 2015) which may be used for general corporate purposes as needed. We believe any excess availability in our credit facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations (including the $125 million of principal due on our senior notes in the second half of 2016), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements : As of September 30, 2015, we have approximately $126 million in debt principal payments due between now and June 2018. With our liquidity at November 6, 2015 of approximately $0.5 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations (including the $125 million of our senior notes coming due next year), and dividends in order to comply with REIT requirements for several years.

However, with our current capital structure and with debt principal payments coming due in 2018 and later years, we will need additional capital, which we believe is generally available in the market such as the following:

•	amending or entering into new bank term loans,

•	issuance of new debt securities, including senior unsecured notes,

•	sale of equity securities,

•	entering into joint venture arrangements, and/or

•	proceeds from strategic property sales,

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of September 30, 2015, principal payments due for our debt (which exclude the effects of any premiums recorded) are as follows (in thousands):

2015	$73
2016	125,299
2017	320
2018	1,103,781
2019	250,000
Thereafter	1,882,390

Total	$3,361,863

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2015:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2015, our outstanding debt totaled $3.4 billion, which consisted of fixed-rate debt of $2.0 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $1.3 billion. If market interest rates increase by one percentage point, the fair value of our fixed rate debt at September 30, 2015 would decrease by $3.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.3 billion, the balance of such variable rate debt at September 30, 2015.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2015 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $2.6 million. Based solely on operating results to-date in 2015 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

Our revenues are dependent upon our relationship with, and success of our largest tenants, Capella, MEDIAN-RHM, Prime, Ernest and Adeptus.

As of September 30, 2015, affiliates of Capella, MEDIAN, Prime, Ernest and Adeptus would have leased or mortgaged facilities representing 17%, 13%, 17%, 10% and 3%, respectively, of our total gross assets. Assuming the completion of the MEDIAN-RHM merger, affiliates of the combined MEDIAN-RHM would have leased or mortgaged facilities representing approximately 17% of our total gross assets.

Our relationship with these operators and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt. We are dependent upon the ability of these operators to make rent and loan payments to us, and any failure or delay to meet these obligations could have a material adverse effect on our financial condition and results of operations.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2014 other than what is noted above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

(a)	None.

(b)	None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated July 21, 2015, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc.

10.1	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.3(2)	Eighth Supplemental Indenture, dated as of August 19, 2015, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Deutsche Bank Trust Company Americas, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 27, 2015

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 21, 2015

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

Date: November 9, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated July 21, 2015, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc.

10.1	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.3(2)	Eighth Supplemental Indenture, dated as of August 19, 2015, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Deutsche Bank Trust Company Americas, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 27, 2015

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 21, 2015