Form 10-K
period 2015-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2016-02-29
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Medical Properties Trust, Inc.    Yes  ☐    No  ☒ MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the 209,088,398 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $2,741,148,898 based upon the last reported sale price of $13.11 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 26, 2016, 237,846,536 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2015, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop additional facilities in the United States or Europe;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of debt and equity securities and/or property disposals;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to service our debt and comply with all of our debt covenants;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt, comply with debt covenants, and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the United States and Europe. At December 31, 2015 and 2014, we had $5.6 billion and $3.7 billion, respectively, in total assets made up of the following:

(dollars in thousands)	2015		2014
Real estate owned (gross)(1)	$3,875,536	69.1%	$2,589,128	69.6%
Mortgage loans	757,581	13.5%	397,594	10.7%
Other loans	664,822	11.9%	573,167	15.4%
Construction in progress	49,165	0.9%	23,163	0.6%
Other assets(1)	262,247	4.6%	137,278	3.7%

Total	$5,609,351	100.0%	$3,720,330	100.0%

(1)	Includes $1.3 billion and $784.2 million of healthcare real estate assets in Europe in 2015 and 2014, respectively.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2015		2014		2013
General Acute Care Hospitals(1)(2)	$254,727	57.6%	$186,399	59.6%	$144,291	59.5%
Rehabilitation Hospitals(2)	134,198	30.4%	71,564	22.9%	43,441	17.9%
Long-Term Acute Care Hospitals	52,651	11.9%	53,908	17.2%	53,130	21.9%
Wellness Centers(3)	302	0.1%	661	0.3%	1,661	0.7%

Total revenue	$441,878	100.0%	$312,532	100.0%	$242,523	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $83.0 million and $26.0 million in revenue from the healthcare real estate assets in Europe in 2015 and 2014, respectively.
(3)	We sold our six wellness centers in August 2015.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2015, 2014 and 2013. More information is available on the Internet at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 26, 2016, our portfolio consisted of 205 properties: 180 facilities (of the 191 facilities that we own) are leased to 28 tenants, 11 are under development (including 10 development projects with Adeptus Health, Inc.), and the remaining assets are in the form of mortgage loans to four operators. Our facilities consist of 110 general acute care hospitals, 23 long-term acute care hospitals, 69 inpatient rehabilitation hospitals, and three medical office buildings.

At December 31, 2015, no single property accounted for more than 2% of our total assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain similar economic returns as our net leases. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•	Acute care – provide inpatient care for the treatment of acute conditions and manifestations of chronic conditions. They also provide ambulatory care through hospital outpatient departments and emergency rooms. Typically, hospital stays average anywhere from three to five days.

•	Long-term acute – specialty-care hospital designed for patients with serious medical problems that require intense, special treatment for an extended period of time, typically requiring a hospital stay averaging in excess of three weeks.

•	Inpatient rehabilitation – provide rehabilitation to patients with various neurological, muscular, skeletal orthopedic and other medical conditions following stabilization of their acute medical issues.

Diversification

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geography perspective, we have investments across the United States. See below for investment concentration in the United States and our global concentration at December 31, 2015(1):

(1)	Represents investment concentration as a percentage of gross real estate assets assuming all real estate commitments are fully funded.

We continue to believe that Europe represents an attractive market in which to invest. With two joint ventures that we formed in 2015 with affiliates of Axa Real Estate (as described more fully in Item 7 of Part II of this Form 10-K), we now have investments in Germany, the United Kingdom, Italy and Spain.

In regards to Germany (the largest market in Europe that we are invested), we believe it is an attractive investment opportunity for us given Germany’s strong macroeconomic position and healthcare environment. Germany’s GDP, which is approximately $3,868 billion according to World Bank 2014 data, has been relatively more stable than other countries in the European Union due to Germany’s culture, which embodies stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises (which employ 60% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 4.5% as of December 2015, which is significantly less than the 9.0% unemployment rate in the European Union generally as of December 2015, according to Eurostat.

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

Key factors that we consider in underwriting prospective tenants and in monitoring the performance of existing tenants include the following:

•	admission levels by service type;

•	the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and at each facility;

•	the ratio of our tenants’ operating earnings both to facility rent and to other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S. as well as equivalent payors in Germany, Italy, Spain, and the United Kingdom) and private payors (including commercial insurance and private pay patients);

•	trends in tenant cash collections, including comparison to recorded net patient service revenues;

•	the effect of any legal, regulatory or compliance proceedings with our tenants;

•	the effect of evolving healthcare legislation and other regulations (including changes in reimbursement) on our tenants’ profitability and liquidity;

•	the competition and demographics of the local and surrounding areas in which our tenants operate;

•	evaluation of medical staff doctors associated with the facility/facilities, including specialty, tenure and number of procedures performed;

•	evaluation of the operator’s and facility’s administrative team, as applicable, including background and tenure within the healthcare industry;

•	market position relative to competition;

•	compliance, accreditation, quality performance and health outcomes as measured by The Centers for Medicare and Medicaid Services (“CMS”) and Joint Commission; and

•	the level of investment in health IT systems.

Healthcare Industry

Healthcare is the single largest industry in the United States (“U.S.”) based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2015 by the CMS: (i) national health expenditures are projected to grow 5.3% in 2016; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2016 through 2024, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 19.6% of U.S. GDP by 2024.

In regards to Germany, the healthcare industry is also the single largest industry. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.3% of its total GDP according to the Organization for Economic Co-operation and Development’s 2011 data.

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

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease term of 14.8 years (see Item 2 for more information on remaining lease terms). Based on current monthly revenue, approximately 96% of our leases and loans provide for annual rent or interest escalations based on either increases in the U.S. Consumer Price Index (“CPI”) or minimum annual rent or interest escalations ranging from 0.5% to 5%. In some cases, our domestic leases and loans provide for escalations based on CPI subject to floors and/or ceilings. In certain limited cases, we may have arrangements that provide for additional rents based on the level of a tenant’s revenue.

RIDEA Investments

We have and will make equity investments, loans (with equity like returns) and obtain profit interests in certain of our tenants. Some of these investments fall under a structure permitted by the Housing and Economic Recovery Act of 2008 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2015, our RIDEA investments totaled approximately $600 million.

Significant Tenants

On December 31, 2015, we had total assets of approximately $5.6 billion comprised of 202 healthcare properties in 29 states, in Germany, Italy, Spain and in the United Kingdom. The properties are leased to or mortgaged by 28 different hospital operating companies.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) lease 17 facilities pursuant to master lease agreements. The master leases are for 10 years and contain two renewal options of five years each. The annual escalators reflect 100% of CPI increases, along with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased and mortgaged properties relative to each master lease. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. At December 31, 2015, these facilities had an average remaining lease term of 7.2 years. In addition to leases, we hold mortgage loans on seven facilities owned by affiliates of Prime. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements. Prime represented 18.4% of our total assets at December 31, 2015 and 20.0% at December 31, 2014.

Affiliates of Ernest Health, Inc. (“Ernest”) lease 22 facilities pursuant to a master lease agreement and other lease agreements, which includes one under development. The original master lease agreement entered into in 2012 has a 20-year term with three five-year extension options and provides for consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually. At December 31, 2015, these facilities had an average remaining lease term of 16.5 years. In addition to the master lease, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master lease agreement. Ernest represented 10.2% of our total assets at December 31, 2015 and 13.0% at December 31, 2014.

In December 2015, MEDIAN Kliniken S.à r.l., (lessee of 31 of our German facilities) merged with RHM Klinik-und Altenheimbetriebe GmbH & Co. KG. (“RHM”)(lessee of 15 of our German facilities) to form MEDIAN. MEDIAN leases 46 facilities pursuant to two master lease agreements. Each master lease agreement has a 27-year fixed term. The annual escalator for one master lease that represents approximately 15 facilities of the MEDIAN portfolio provides for fixed increases of 2% for 2016 and 2017 and additional fixed increases of 0.5% each year thereafter. In addition, at December 31, 2020 and every three years thereafter, rent will be increased to reflect 70% of cumulative increases in German CPI. The annual escalator for the other master lease that represents the remaining facilities of the MEDIAN portfolio provides for increases of the greater of 1% or 70% of the change in German CPI. MEDIAN represented 17.4% of our total assets at December 31, 2015 and 19.0% at December 31, 2014.

Affiliates of Capella Healthcare, Inc. (“Capella”) lease five facilities (four of which are leased pursuant to a master lease agreement). The real estate leases have 15-year terms with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. At December 31, 2015, these facilities had an average remaining lease term of 14.7 years. In addition to the master lease, we hold a mortgage loan on two facilities that will mature in 2030. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master lease agreement. We have closed on seven Capella properties and expect to close on an eighth during 2016. Capella represented 18.1% of our total assets at December 31, 2015.

No other tenant accounted for more than 6.2% of our total assets at December 31, 2015.

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

California Seismic Standards

California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1973 (the “Alquist Act”) established a seismic safety building standards program under the Office of Statewide Health Planning and Development (“OSHPD”) jurisdiction for hospitals built on or after March 7, 1973. It required the California Building Standards Commission to adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations required hospitals to meet certain seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act required the Building Standards Commission adopt certain evaluation criteria and retrofit standards such as:

1)	hospitals in California must conduct seismic evaluations and submit these evaluations to the OSHPD, Facilities Development Division for its review and approval;

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

Since the Alquist Act, subsequent legislation has modified requirements of seismic safety standards and deadlines for compliance. Originally, hospital buildings considered hazardous and at risk of collapse in the event of an earthquake must have been retrofitted, replaced or removed from providing acute care services by January 1, 2008; however, provisions were made to allow this deadline to be extended to January 1, 2013.

Senate Bill 499 was signed into law that provided for a number of seismic relief measures, including criteria for reclassifying buildings into a lower seismic risk category. These buildings would have until January 1, 2030 to comply with structural seismic safety standards. Buildings denied reclassification must have met seismic compliance standards by January 1, 2013, unless further extensions were granted.

California’s AB 306 legislation permitted OSHPD to grant extensions to acute care hospitals that lacked the financial capacity to meet the January 1, 2013 retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020. More recently, California SB 90 allows a hospital to seek an extension for seismic compliance up to seven years based on three elements:

1)	the structural integrity of the building;

2)	the loss of essential hospital services to the community if the hospital is closed; and

3)	financial hardship.

As of December 31, 2015, we have 13 facilities in California totaling investments of $547.1 million. Exclusive of approved SB 90 extensions at four facilities, all of our California buildings are seismically compliant through 2030 as determined by OSHPD. For the four hospitals with SB 90 extensions, voluntary retrofit plans are underway and full compliance is expected. Under our current agreements, our tenants are responsible for capital expenditures in connection with seismic laws. Further, we do not expect California seismic standards to have a negative impact on our financial condition or cash flows. We also do not expect compliance with California seismic standards to materially impact the financial condition of our tenants.

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

For additional information, see “Risk Factors” in Item 1A.

Insurance

Our leases and mortgage loans require the tenants to carry property, general liability, professional liability, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We monitor the adequacy of such coverages at least annually based upon insurance renewal. In addition, we have separately purchased contingent general liability insurance that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare facilities that are leased to and occupied by our tenants, and contingent business interruption insurance. At December 31, 2015, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback

Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities, so as to satisfy, or meet as closely as possible, safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for the safe harbor.

Physician Self-Referral Statute (“Stark Law”). Any physicians investing in us or our subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services,” including certain inpatient and outpatient hospital services, clinical laboratory services, and radiology services, paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, the Stark Law imposes strict liability on the parties to an arrangement and an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

The CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, and we intend for facilities to comply with the Stark Law where we own an interest in our tenants’ operations, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

False Claims Act. The federal False Claims Act prohibits the making or presenting of any false claim for payment to the federal government; it is the civil equivalent to federal criminal provisions prohibiting the submission of false claims to federally funded programs. Additionally, qui tam, or whistleblower, provisions of the federal False Claims Act allow private individuals to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government. Whistleblowers may collect a portion of the federal government’s recovery — an incentive which increases the frequency of such actions. A successful federal False Claims Act case may result in a penalty of three times the actual damages, plus additional civil penalties payable to the government, plus reimbursement of the fees of counsel for the whistleblower. Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability.

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

Licensure. Our tenants are subject to extensive federal, state, and local licensure, certification, and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

EMTALA. Our tenants that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires such healthcare facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Liability for violations of EMTALA includes, among other things, civil monetary penalties and exclusion from participation in the federal healthcare programs. Our lease and mortgage loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Reimbursement Pressures. Healthcare facility operating margins continue to face significant pressure due to the deterioration in pricing flexibility and payor mix, increases in operating expenses that exceed increases in payments under the Medicare program, and reductions in levels of Medicaid funding due to state budget shortfalls.

Further, long-term acute care hospitals (“LTACHs”), which account for a significant percentage of our tenants, are continuing to face reimbursement pressures including resulting from the passage of the SGR Reform Act of 2013 (the “SGR Act”) in December 2013. The SGR Act impacted the provision of, and payment for, services provided by LTACHs to Medicare beneficiaries and imposed new criteria for LTACHs to be paid under the LTACH prospective payment system rather than the acute inpatient prospective payment system, or “IPPS,” rate. This “site-neutral” payment rate provides that LTACHs are reimbursed at the rate otherwise paid under the IPPS unless the patient has met certain qualifications. Payment at the IPPS rate results in reduced reimbursement. The SGR Act also delayed full implementation of the so-called “25% rule” through fiscal year 2017 and reinstated the moratorium on establishing or increasing LTACH beds through September 30, 2017.

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

Employees

We have 50 employees as of February 26, 2016. As we continue to grow, we would expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

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

As of February 26, 2016, we had $3.4 billion of debt outstanding.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.4 billion in variable interest rate debt (excluding any debt we have fixed with interest rate swaps) that we had outstanding as of December 31, 2015. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. Although we only have $125 million in debt maturities in 2016, there is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt. See Item 7 of Part II of this Form 10-K for further information on debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2015, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. See “Short-term Liquidity Requirements” section for a discussion of the resetting of our total leverage and unsecured leverage ratio in 2016.

Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

Excluding our 2006 senior unsecured notes, as of February 26, 2016, we had approximately $900 million in variable interest rate debt, which constitutes 27% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as the $125 million of interest rate swaps entered into in 2010 to fix the interest rate on our 2006 senior unsecured notes. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we are then required to find another tenant-operator, such as the case was with our Monroe facility in 2014. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Prime, Ernest, MEDIAN, and Capella) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements, such was the case with our two South Carolina facilities – Bennettsville and Cheraw in 2015. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Prime, MEDIAN, Ernest, and Capella) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2015, we have 14 investments in the operations of certain of our healthcare facilities by utilizing RIDEA (or similar investments). These investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have limited experience with healthcare facilities in Germany, Italy, Spain, United Kingdom or anywhere else outside the United States.

We have limited experience investing in healthcare properties or other real estate-related assets located outside the United States. Investing in real estate located in foreign countries, including Germany, Italy, Spain and the United Kingdom, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquired in connection with the MEDIAN acquisition (as more fully described in Note 3 to Item 8 of this Form 10-K) will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the European economy as a whole, which may adversely affect our European investments.

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

As of December 31, 2015, our real estate portfolio included 202 healthcare properties in 29 states and in Germany, Italy, Spain and the United Kingdom of which 179 facilities were leased to 28 hospital operating companies and 14 of the investments were in the form of mortgage loans. Affiliates of Prime leased or mortgaged 24 facilities, representing 18% of our total assets as of December 31, 2015. Total revenues from Prime were $104 million, or 24% of our total revenue for the year ended December 31, 2015. Affiliates of Ernest leased or mortgaged 26 facilities (including one under development), representing 10% of our total assets as of December 31, 2015. Total revenues from Ernest were $62 million, or 14% of our total revenue for the year ended December 31, 2015. Affiliates of Capella leased or mortgaged 7 facilities, representing 18% of our total assets as of December 31, 2015. Total revenues from Capella were $29 million, or 6% of our total revenue for the year ended December 31, 2015. Finally, MEDIAN leased 46 facilities and represented 17% of total assets as of December 31, 2015. Total revenues from the combined MEDIAN-RHM were $79 million, or 18% of our total revenue for the year ended December 31, 2015.

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

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI, typically with specified caps and floors. Certain of our other leases may provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified threshold. If, as a result of weak economic conditions or other factors, the CPI does not increase or the properties subject to these leases do not generate sufficient revenue to achieve the specified threshold, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited.

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

In the event our tenants and prospective tenants determine to purchase the facilities they lease either during the lease term or after their expiration, the timing of those purchases may be outside of our control and we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turn-over of our facilities could materially adversely affect our ability to execute our business plan and our results of operations.

We have 113 leased properties that are subject to purchase options as of December 31, 2015. For 91 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 13 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining nine leases, the purchase options approximate fair value. At December 31, 2015, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on page 11 of this 2015 Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

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

The healthcare industry has recently experienced increased consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants or operators. We have historically developed strong, long-term relationships with many of our tenants and operators. A competitor’s investment in one of our tenants or operators, any change of control of a tenant or operator, or a change in the tenant’s or operator’s management team could enable our competitor to influence or control that tenant’s or operator’s business and strategy. This influence could have a material adverse effect on us by impairing our relationship with the tenant or operator, negatively affecting our interest, or impacting the tenant’s or operator’s financial and operational performance, including their ability to pay us rent or interest. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant or operator. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations.

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

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

As of February 26, 2016, our corporate credit rating from Standard and Poor’s Ratings Service was BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate, mortgage, and equity investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We acquire, develop, and make mortgage investments in healthcare real estate. In addition, we selectively make RIDEA investments in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders are dependent on the real estate and healthcare industries. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

We have developed and constructed facilities in the past and are currently developing nine facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants and returns on our equity investments, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

All of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have an equity investment in the tenant, our return on investment maybe negatively affected.

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

We have acquired interests in 24 of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.

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

Sources of revenue for our tenants and operators may include the Medicare and Medicaid programs, private insurance carriers, and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs could continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs.

The United States healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

CMS’s increased attention on reimbursement for LTACHs and inpatient rehabilitation facilities (“IRFs”), and increased regulatory restrictions on LTACH and IRF reimbursement, has reduced reimbursement for some tenants that operate LTACHs and IRFs. CMS may continue to explore implementing other restrictions on LTACH and IRF reimbursement and possibly develop more restrictive facility and patient level criteria for these types of facilities. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The United States healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The United States healthcare industry is highly regulated by federal, state, and local laws (as discussed on pages 10-13) and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. We are aware of various federal and state inquiries, investigations, and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and mortgage payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including CMS, the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs and receive payment under such programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries. There are several common criteria that exist across health entities. Examples of common conditions include: a governing body responsible for effectively governing affairs of the organization, a quality assurance program to evaluate entity-wide patient care, medical record service responsible for medical records, a utilization review of the services furnished by the organization and its staff, and a facility constructed, arranged, and maintained according to a life safety code that ensures patient safety and the deliverance of services appropriate to the needs of the community. The failure to comply with these standards could jeopardize a healthcare organization’s Medicare certification and, in turn, its right to receive payment under the Medicare and Medicaid programs.

Further, many hospitals and other institutional providers are accredited by accrediting agencies such as the Joint Commission, a national healthcare accrediting organization. The Joint Commission was created to accredit healthcare organizations that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements. Surveyors for the Joint Commission, prior to the opening of a facility and approximately every three years thereafter, conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification including under the Medicare and Medicaid programs. For example, a facility may lose accreditation for failing to maintain proper medication in the operating room to treat potentially fatal reactions to anesthesia or for failure to maintain safe and sanitary medical equipment.

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The Services Employees International Union (“SEIU”) has alleged that our tenant Prime may have upcoded for certain procedures and may be providing poor quality of care, in addition to allegations of delaying the transfer of out-of-network patients to their preferred medical provider once they have stabilized. Prime has addressed these allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that the SEIU is attempting to organize certain Prime employees. Prime has also disclosed an ongoing investigation by the United States Department of Justice into billing practices and patient confidentiality statutes.

The failure of any tenant to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect the tenant’s ability to make lease and/or principal and interest payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our shareholders. In instances where we have an equity investment in our tenants’ operations, in addition to the effects on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests would be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and/or to pay principal and interest on their loans from us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, federal and state governments continue to increase investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals will continue in future years. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize any tenant’s ability to operate a facility or to make lease and loan payments, thereby potentially adversely affecting us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Although no such investment exists today, local physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular business. If a current operator or tenant is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may have a material adverse effect on our business, results of operations, and financial condition.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain healthcare facilities in which we invest may also be subject to state laws which require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including, but not limited to, the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services and certain capital expenditures. State certificate of need laws are not uniform throughout the United States, are subject to change, and may delay acquisitions of facilities. We cannot predict the impact of state certificate of need laws on our acquisition or development of facilities or the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. In addition, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

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

We are organized as an umbrella partnership real estate investment trust, “UPREIT”, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to employees and/or third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership, we have fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties that our officers and directors owe to its stockholders. These conflicts may result in decisions that are not in the best interest of our stockholders.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

To qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Currently, no more than 25% of the value of our assets may consist of securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a taxable REIT subsidiary may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility.

In addition to current requirements, tax laws are always evolving. Changes to the tax laws, such as the Protecting Americans From Tax Hikes Act of 2015 (“PATH Act”) enacted on December 18, 2015, or interpretations thereof by the IRS, could materially and adversely impact us and our stockholders. The PATH Act included several law changes impacting REITs that have various effective dates. One of the more notable changes reduces the value of our assets that may consist of securities of one or more taxable REIT subsidiaries from 25% to 20% for taxable years beginning after December 31, 2017. Compliance with current and future changes to REIT requirements may limit our flexibility in executing our business plan.

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

We have historically entered into lease and other transactions with our taxable REIT subsidiaries and their subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our taxable REIT subsidiaries and their parent REIT that are not conducted on a market terms basis may be subject to a 100% excise tax. While we believe that all of our transactions with our taxable REIT subsidiaries are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely affect the trading price of our common stock.

Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra Healthcare, LLC (“Vibra”) facilities, one of our taxable REIT subsidiaries made a loan to Vibra to acquire the operations at those Vibra facilities. The acquisition loan bore interest at an annual rate of 10.25%. Our operating partnership loaned the funds to the taxable REIT subsidiary to make this loan. The loan from our operating partnership to the taxable REIT subsidiary bore interest at an annual rate of 9.25%.

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

At December 31, 2015, our portfolio consisted of 202 properties: 179 facilities (of the 188 facilities that we owned) were in operation and leased to 28 operators, 14 assets were in the form of first mortgage loans to four operators, and nine properties that were under construction. Our owned facilities consisted of 97 general acute care hospitals, 22 long-term acute care hospitals, 66 inpatient rehabilitation hospitals, and three medical office buildings. The 14 non-owned facilities were in the form of first mortgage loans to four operators. These non-owned properties consisted of 10 general acute care facilities, one long-term acute care hospital, and three inpatient rehabilitation hospitals to four operators.

	Total Properties	Total 2015 Revenue	Percentage of Total Revenue	Total Investment
	(Dollars in thousands)
United States:
Alabama	2	$509	0.1%	$8,614
Arizona	9	21,188	4.8%	220,447	(C)
Arkansas	2	9,311	2.1%	278,646
California	13	66,120	15.0%	547,085
Colorado	12	10,188	2.3%	87,741	(C)
Connecticut	—	173	0.0%	1,500	(D)
Florida	1	2,250	0.5%	25,810
Idaho	4	12,461	2.8%	102,196
Indiana	2	4,829	1.1%	52,003
Kansas	3	11,050	2.5%	97,372
Louisiana	4	12,351	2.8%	131,326
Massachusetts	—	69	0.0%	—	(D)
Michigan	2	2,274	0.5%	40,743
Missouri	4	17,745	4.0%	210,921
Montana	1	2,544	0.6%	21,374
Nevada	1	9,826	2.2%	83,598
New Jersey	7	27,688	6.3%	338,847
New Mexico	2	5,911	1.3%	53,081
Ohio	1	—	0.0%	13,693	(C)
Oklahoma	2	9,354	2.1%	277,742
Oregon	2	9,497	2.2%	203,595
Pennsylvania	1	4,638	1.1%	39,766
Rhode Island	—	60	0.0%	—	(D)
South Carolina	6	12,321	2.8%	213,509
Texas	58	87,541	19.8%	917,314	(A)(C)
Utah	3	9,759	2.2%	104,805
Virginia	1	1,072	0.2%	10,915
Washington	—	—	0.0%	163,191	(E)
West Virginia	1	2,563	0.6%	21,109
Wisconsin	1	2,861	0.7%	29,048
Wyoming	1	2,708	0.6%	22,753

Total United States	146	$358,861	81.2%	$4,318,744
International:
United Kingdom	1	$4,365	1.0%	$41,629
Germany	46	78,541	17.8%	978,530
Italy	8	—	0.0%	97,364	(F)
Spain	1	111	0.0%	13,668

Total international	56	$83,017	18.8%	$1,131,191

Total	202	$441,878	100.0%	$5,449,935	(B)

(A)	Includes our Twelve Oaks facility that is 55% occupied. Our total gross investment in the facility is $62.5 million.
(B)	Excludes domestic equity interests and accumulated depreciation and amortization. Includes other loans of $664.8 million.
(C)	Includes development projects still under construction at December 31, 2015.
(D)	Includes revenue related to properties that were disposed during 2015, including an existing loan related to the disposed property. We do not own any property in this state as of December 31, 2015.
(E)	Includes acquisition loan for Capella facility that has not converted to real estate at December 31, 2015.
(F)	Includes $97 million equity investment in eight facilities that is included in other assets on the balance sheet at December 31, 2015.

Type of Property (includes properties subject to leases and loans)	Number of Properties	Number of Square Feet	Number of Licensed Beds(C)
General Acute Care Hospitals(A)	107	15,080,765	9,557
Long-Term Acute Care Hospitals	23	1,209,361	1,304
Rehabilitation Hospitals(B)	69	7,716,590	10,439
Medical Office Buildings	3	96,106	—

	202	24,102,822	21,300

(A)	One of our general acute care hospitals, currently under development, with 387,500 square feet and 183 beds, is located in Spain. One of our general acute care hospitals, with 69,965 square feet and 28 beds, is located in the United Kingdom. Eight of our general acute care hospitals, with 822,000 square feet and 807 beds, are located in Italy. One of our general acute care hospitals, with 135,216 square feet and 160 beds, is located in Germany.
(B)	45 of our rehabilitation facilities, with 6.5 million square feet and 9,361 beds, are located in Germany.
(C)	Excludes our nine facilities that are under development.

The following table shows lease and mortgage loan expirations, for the next 10 years and thereafter (excludes properties under development), assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Mortgage Loan Portfolio(2)	Total Leases/Mortgage Loans	Base Rent/ Interest(1)	% of Total Base Rent/Interest	Total Square Footage	Total Licensed Beds
2016	1	$2,250	0.5%	95,445	126
2017	—	—	0.0%	—	—
2018	1	1,989	0.5%	66,459	62
2019	2	4,994	1.2%	307,706	136
2020	5	9,185	2.1%	1,200,306	590
2021	2	10,609	2.5%	327,234	212
2022	15	72,123	16.9%	3,543,907	2,591
2023	4	12,380	2.9%	912,652	851
2024	2	4,768	1.1%	235,627	264
2025	8	20,375	4.8%	1,337,203	969
Thereafter	144	287,843	67.5%	14,762,129	14,086

Total	184	$426,516	100.0%	22,788,668	19,887

(1)	The most recent monthly base rent and mortgage loan interest annualized. This does not include tenant recoveries, additional rents and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes our nine facilities that are under development.

ITEM 3.	Legal Proceedings

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

	High	Low	Dividends
Year ended December 31, 2015
First Quarter	$15.62	$13.81	$0.22
Second Quarter	15.42	13.04	0.22
Third Quarter	13.98	10.79	0.22
Fourth Quarter	12.21	10.59	0.22
Year ended December 31, 2014
First Quarter	$13.66	$12.09	$0.21
Second Quarter	13.97	12.65	0.21
Third Quarter	14.14	12.18	0.21
Fourth Quarter	14.22	12.23	0.21

On February 26, 2016, the closing price for our common stock, as reported on the New York Stock Exchange, was $11.57 per share. As of February 26, 2016, there were 68 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

To qualify as a REIT, we must distribute at least 90% of our REIT taxable income, excluding net capital gain, as dividends to our stockholders. If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue the policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and our financial condition. In addition, our Credit Facility limits the amounts of dividends we can pay — see Note 4 of Item 8 of this Annual Report on Form 10-K for more information.

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2010 through December 31, 2015, among Medical Properties Trust, Inc., the Russell 2000 Index, NAREIT Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in each of Medical Properties Trust, Inc. and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Medical Properties Trust, Inc.	100.00	98.32	128.99	139.81	167.97	150.70
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51
SNL US REIT Healthcare	100.00	114.49	137.46	128.83	171.57	159.09

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

Medical Properties Trust, Inc.

The consolidated balance sheet and operating data have been derived from our audited consolidated financial statements. As of December 31, 2015, Medical Properties Trust, Inc. had a 99.8% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)
	(In thousands except per share data)
OPERATING DATA
Total revenue	$441,878	$312,532	$242,523	$198,125	$132,322
Real estate depreciation and amortization (expense)	(69,867)	(53,938)	(36,978)	(32,815)	(30,147)
Property-related and general and administrative (expenses)	(47,431)	(39,125)	(32,513)	(30,039)	(27,815)
Acquisition expenses(2)	(61,342)	(26,389)	(19,494)	(5,420)	(4,184)
Impairment (charge)	—	(50,128)	—	—	—
Interest and other income	3,444	8,040	3,235	1,281	96
Debt refinancing/unutilized financing (expense)	(4,368)	(1,698)	—	—	(14,214)
Interest (expense)	(120,884)	(98,156)	(66,746)	(58,243)	(43,810)
Income tax (expense)	(1,503)	(340)	(726)	(19)	(128)

Income from continuing operations	139,927	50,798	89,301	72,870	12,120
Income (loss) from discontinued operations	—	(2)	7,914	17,207	14,594

Net income	139,927	50,796	97,215	90,077	26,714
Net income attributable to non-controlling interests	(329)	(274)	(224)	(177)	(178)

Net income attributable to MPT common stockholders	$139,598	$50,522	$96,991	$89,900	$26,536

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.63	$0.29	$0.58	$0.54	$0.10
Income from discontinued operations attributable to MPT common stockholders per diluted share	—	—	0.05	0.13	0.13

Net income attributable to MPT common stockholders per diluted share	$0.63	$0.29	$0.63	$0.67	$0.23

Weighted average number of common shares — diluted	218,304	170,540	152,598	132,333	110,629
OTHER DATA
Dividends declared per common share	$0.88	$0.84	$0.81	$0.80	$0.80

	December 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$3,924,701	$2,612,291	$2,296,479	$1,591,189	$1,261,644
Real estate accumulated depreciation/amortization	(257,928)	(202,627)	(159,776)	(122,796)	(89,982)
Mortgage and other loans	1,422,403	970,761	549,746	527,893	239,839
Cash and equivalents	195,541	144,541	45,979	37,311	102,726
Other assets	324,634	195,364	147,915	128,393	94,462

Total assets	$5,609,351	$3,720,330	$2,880,343	$2,161,990	$1,608,689

Debt, net	$3,322,541	$2,174,648	$1,397,329	$1,008,264	$676,664
Other liabilities	179,545	163,635	138,806	103,912	103,210
Total Medical Properties Trust, Inc. Stockholders’ Equity	2,102,268	1,382,047	1,344,208	1,049,814	828,815
Non-controlling interests	4,997	—	—	—	—

Total equity	2,107,265	1,382,047	1,344,208	1,049,814	828,815

Total liabilities and equity	$5,609,351	$3,720,330	$2,880,343	$2,161,990	$1,608,689

(1)	Cash paid for acquisitions and other related investments totaled $1.8 billion, $767.7 million, $654.9 million, $621.5 million, and $279.0 million in 2015, 2014, 2013, 2012, and 2011, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and discontinued operations, respectively.
(2)	Includes $37.0 million, $5.8 million and $12.0 million in transfer taxes in 2015, 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.

MPT Operating Partnership, L.P.

The consolidated balance sheet and operating data presented below have been derived from the Operating Partnership’s audited consolidated financial statements.

	2015(3)	2014(3)	2013(3)	2012(3)	2011(3)
	(In thousands except per unit data)
OPERATING DATA
Total revenue	$441,878	$312,532	$242,523	$198,125	$132,322
Real estate depreciation and amortization (expense)	(69,867)	(53,938)	(36,978)	(32,815)	(30,147)
Property-related and general and administrative (expenses)	(47,431)	(39,125)	(32,513)	(30,039)	(27,798)
Acquisition expenses(4)	(61,342)	(26,389)	(19,494)	(5,420)	(4,184)
Impairment (charge)	—	(50,128)	—	—	—
Interest and other income	3,444	8,040	3,235	1,281	96
Debt refinancing/unutilized financing (expense)	(4,368)	(1,698)	—	—	(14,214)
Interest (expense)	(120,884)	(98,156)	(66,746)	(58,243)	(43,810)
Income tax (expense)	(1,503)	(340)	(726)	(19)	(128)

Income from continuing operations	139,927	50,798	89,301	72,870	12,137
Income (loss) from discontinued operations	—	(2)	7,914	17,207	14,594

Net income	139,927	50,796	97,215	90,077	26,731
Net income attributable to non-controlling interests	(329)	(274)	(224)	(177)	(178)

Net income attributable to MPT Operating Partnership, L.P. partners	$139,598	$50,522	$96,991	$89,900	$26,553

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.63	$0.29	$0.58	$0.54	$0.10
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	—	—	0.05	0.13	0.13

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.63	$0.29	$0.63	$0.67	$0.23

Weighted average number of units — diluted	218,304	170,540	152,598	132,333	110,629
OTHER DATA
Dividends declared per unit	$0.88	$0.84	$0.81	$0.80	$0.80

	December 31,
	2015(3)	2014(3)	2013(3)	2012(3)	2011(3)
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$3,924,701	$2,612,291	$2,296,479	$1,591,189	$1,261,644
Real estate accumulated depreciation/amortization	(257,928)	(202,627)	(159,776)	(122,796)	(89,982)
Other loans and investments	1,422,403	970,761	549,746	527,893	239,839
Cash and equivalents	195,541	144,541	45,979	37,311	102,726
Other assets	324,634	195,364	147,915	128,393	94,462

Total assets	$5,609,351	$3,720,330	$2,880,343	$2,161,990	$1,608,689

Debt, net	$3,322,541	$2,174,648	$1,397,329	$1,008,264	$676,664
Other liabilities	179,154	163,245	138,416	103,522	102,820
Total MPT Operating Partnership, L.P. capital	2,102,659	1,382,437	1,344,598	1,050,204	829,205
Non-controlling interests	4,997	—	—	—	—

Total capital	2,107,656	1,382,437	1,344,598	1,050,204	829,205

Total liabilities and capital	$5,609,351	$3,720,330	$2,880,343	$2,161,990	$1,608,689

(3)	Cash paid for acquisitions and other related investments totaled $1.8 billion, $767.7 million, $654.9 million, $621.5 million, and $279.0 million in 2015, 2014, 2013, 2012, and 2011, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing units, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 11, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, partners’ capital and discontinued operations, respectively.
(4)	Includes $37.0 million, $5.8 million and $12.0 million in transfer taxes in 2015, 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have healthcare investments in the United States and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 United States federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators range from 0.5% to 5%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Some leases also may require our tenants to pay percentage rents, which are based on the tenant’s revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2015, our portfolio consisted of 202 properties leased or loaned to 28 operators, of which nine are under development and 14 are in the form of mortgage loans.

2015 Highlights

In 2015, we invested or committed to invest approximately $1.8 billion in healthcare real estate assets. These significant investments greatly strengthened our portfolio through geographic, tenant and property type diversification. We expanded total assets by 51%, increased revenues by 41%, and lowered our general and administrative expense as a percentage of revenue to less than 10%.

A summary of our 2015 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.7 billion as noted below:

•	Acquired Capella’s hospital portfolio including seven acute care hospitals throughout the U.S. and obtained a stake in their operations for a combined total of approximately $900 million. Also, acquired an eighth Capella facility (Kershaw) for $35 million later in the year.

•	Completed the sale-leaseback transaction of 31 MEDIAN facilities in Germany for an aggregate purchase price of €646 million;

•	Initiated long term relationship with AXA Real Estate Investment Managers to co-invest with AXA-advised accounts for the acquisition of acute care hospitals in Spain and Italy via a joint venture arrangement;

•	Executed a $19 million agreement to develop an inpatient rehabilitation hospital in Toledo, Ohio, acquired an inpatient rehabilitation facility and a long-term acute care hospital in Lubbock, Texas for an aggregate purchase price of $31.5 million, and acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million all leased to Ernest;

•	Completed $30 million mortgage financing to Prime for a general acute care hospital in Port Huron, Michigan and subsequently purchased the real estate for $20 million, which reduced the mortgage loan accordingly;

•	Provided $100 million mortgage financing to Prime for three general acute care hospitals and one free-standing emergency department in New Jersey and acquired two general acute care hospitals in the Kansas City area for $110 million;

•	Acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from RHM for €18.7 million;

•	Executed an additional $250 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments (completed four of these facilities in 2015); and

•	Completed construction and began recording rental income on 17 acute care facilities in Texas, Arizona, and Colorado with First Choice ER (a subsidiary of Adeptus Health) totaling approximately $102.6 million and an acute care facility and a medical office building in Birmingham, Alabama with UAB Medical West totaling $8.6 million.

With these new investments, many of our diversification metrics have improved including:

•	Individual property diversification — On an individual property basis, we had no investment of any single property greater than 2% of our total assets as of December 31, 2015, down from 3.1% as of December 31, 2014; and

•	Geographic diversification — Investments located in California represented 9.8% of our total assets at December 31, 2015, down from 14.7% in the prior year. Investments located in Texas represented 16.4% of our total assets at December 31, 2015, down from 20.9% in the prior year. In addition, we further expanded our portfolio into Europe with the additional investments in Spain and Italy (as fully described in Note 3 in Item 8 of this Annual Report on Form 10-K).

•	Sold the real estate of a long-term acute care facility in Luling, Texas, and real estate of six wellness centers in the United States for a net gain; and

•	Increased our senior Credit Facility to $1.95 billion comprised of a $1.3 billion senior unsecured revolving credit facility and a $250 million senior unsecured term loan facility along with a $400 million accordion feature, issued €500 million of unsecured notes, and raised $817 million in equity to fund the acquisition activity mentioned above.

2014 Highlights

In 2014, we invested or committed to invest approximately $1.4 billion in healthcare real estate assets. These significant investments greatly strengthened our portfolio through geographic, tenant and property type diversification.

A summary of our 2014 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.4 billion as noted below:

•	Completed Step 1 of the two step acquisition of 32 MEDIAN facilities for €688 million by loaning €425 million to Waterland and MEDIAN;

•	Completed the acquisition of three RHM Klinik rehabilitation facilities located in Germany for a transaction valued at approximately €64 million incurring approximately €3 million of transfer and other taxes that have been expensed as acquisition costs;

•	Acquired an acute care hospital in Fairmont, West Virginia for an aggregate purchase price of $15 million from Alecto Healthcare Services (“Alecto”), made a $5 million working capital loan to the tenant and a commitment to fund up to $5 million in capital improvements;

•	Acquired an acute care hospital in Sherman, Texas for an aggregate purchase price of $32.5 million from Alecto and funded a $7.5 million working capital loan to the tenant;

•	Entered the United Kingdom healthcare market by acquiring an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. valued at approximately £28.3 million incurring approximately £1.1 million of transfer and other taxes that have been expensed as acquisition costs;

•	Acquired a general acute care hospital and an adjacent parcel of land for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside;

•	Executed an additional $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments; and

•	Completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — $19 million inpatient rehabilitation facility located in South Ogden, Utah;

•	Oakleaf Surgical Hospital — $30.5 million acute care facility located in Altoona, Wisconsin; and

•	First Choice ER — Completed 17 acute care facilities totaling approximately $80.3 million.

•	Sold the real estate of La Palma Community Hospital to Prime recognizing a gain on sale of $2.9 million;

•	Sold the real estate of our Bucks facility pursuant to a purchase option, resulting in a $3.1 million impairment charge;

•	Restructured our investment in Monroe Hospital by entering into a lease with an affiliate of Prime which had acquired the operations of the facility;

•	Completed a new $1.15 billion senior unsecured credit facility comprised of a $1.025 billion senior unsecured revolving credit facility and a $125 million senior unsecured term loan facility, issued $300 million of unsecured notes, and raised $138 million in equity to fund the acquisition activity mentioned above; and

•	Received investment grade rating on our unsecured debt of BBB- and a corporate credit rating upgrade from Standard & Poor’s Ratings Services to BB+.

2013 Highlights

In 2013, we leveraged our expertise in healthcare real estate, finance and operations to continue executing our strategy to grow and diversify our portfolio of hospital-only investments. We completed our first international acquisition.

A summary of the 2013 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $700 million as noted below:

•	Completed the €184 million acquisition of 11 German facilities in a sale/leaseback transaction with RHM. This acquisition expanded both our geographic and tenant diversity;

•	Completed the $281.3 million acquisition of the real estate of three general acute care hospitals from affiliates of IASIS Healthcare LLC (“IASIS”) via a sale/leaseback transaction;

•	Acquired the real estate of Esplanade Rehab Hospital in Corpus Christi, Texas (now operating as Corpus Christi Rehabilitation Hospital) for $15.8 million, which is leased to Ernest under the 2012 master lease;

•	Acquired the real estate of two acute care hospitals in Kansas from affiliates of Prime for a combined purchase price of $75 million. These properties are leased to Prime pursuant to the master lease agreements;

•	Commenced construction of several facilities pursuant to a $100 million master funding and development agreement with First Choice ER to develop up to 25 free standing emergency rooms;

•	Financed the development of inpatient rehabilitation facilities in South Ogden, Utah and Post Falls, Idaho for a total of $33.5 million, which is leased to Ernest under the 2012 master lease; and

•	Provided a $20 million mortgage financing to Alecto for the 204-bed Olympia Medical Center.

•	Sold the real estate of an inpatient rehabilitation facility, Warm Springs Rehabilitation Hospital of San Antonio, for $14 million, resulting in a gain on sale of $5.6 million;

•	Sold two long-term acute care hospitals in Texas and Arizona, CHG Cornerstone Hospital of Houston, L.P. and Cornerstone Hospital of Southeast Arizona, for total cash proceeds of $18.5 million, resulting in a $2.1 million gain on the sale; and

•	Issued $150 million of unsecured notes (as a tack on to the 2012 unsecured senior notes), completed a €200 million euro-denominated long-term fixed rate debt transaction at an annual coupon of 5.75%, and raised $313 million in equity to fund our acquisition activity above.

Critical Accounting Policies

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our equity investments), periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. Our accounting estimates include the following:

Revenue Recognition: We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent adjustments over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of income is presented as two amounts: rent billed revenue and straight-line revenue. Rent billed revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified base amount/threshold (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or where the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

We use direct finance lease (“DFL”) accounting to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

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

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 39 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, such as was the case with our Monroe and Bucks facilities in 2014, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2015; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

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

We measure the aggregate value of other lease intangible assets to be acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months (based on experience) depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2015, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted average useful life of 25.6 years at December 31, 2015. If a lease is terminated, the unamortized portion of the lease intangible is charged to expense — as was the case with our Twelve Oaks facility in 2015.

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

In regards to our Florence and Twelve Oaks facilities, we analyzed whether or not a provision of loss was needed at December 31, 2015 based on the outstanding receivables due to us. However, after reviewing the tenant’s business, all available credit enhancements (such as letters of credit) and subsequent cash receipts, we believe no such provision was needed at this time. However, no assurances can be given that future provisions of losses will not be taken.

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

Loans: Loans consist of mortgage loans, working capital loans and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents as discussed above) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral, if the loan is collateral dependent.

Stock-Based Compensation: During the years ended December 31, 2015, 2014, and 2013 we recorded $11.1 million, $9.2 million, and $8.8 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2010, we granted annual performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our total shareholder return (factoring in stock price appreciation and dividends paid) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we work with an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned — such as was the case with our 2013 performance awards in which 550,000 shares were forfeited because the related market conditions were not achieved for the period of January 1, 2013 through December 31, 2015. If awards vest faster than our original estimate, we will record a catch-up of expense, which we did in the 2014, 2013 and 2012 fourth quarters due to our 2012, 2011, and 2010 stock awards being earned earlier than expected.

Fair Value Option Election: Our investment in Capella in 2015 (including the acquisition loan and equity investment in the operator) was structured similarly to our 2012 investment in Ernest. Due to this, we elected to account for certain investments in Capella like we did for Ernest, using the fair value option method. This means we mark these investments to fair market value on a recurring basis. Any changes in the fair value of these investments are non-cash adjustments that will not impact our financial condition or cash flows unless we decided to liquidate these investments.

These investments include the following at December 31, 2015: (in thousands):

Asset (Liability)	Total Fair Value
Mortgage loan	$310,000
Acquisition loans	603,552
Equity investment	7,349

Total	$920,901

We measure the estimated fair value of most of these investments utilizing Level 2 and 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage loans with Ernest and Capella are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest and Capella are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2015.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow models, such projections are provided by Ernest and Capella. However, we will modify such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(122)
- 100 basis points	122

Because the fair value of Ernest investments and Capella investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2015.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2015 and 2014, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities (such as the day-to-day operations of the hospital) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2015, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
2006 Senior Unsecured Notes(1)	$131,147	$—	$—	$—	$131,147
2011, 2012, and 2014 Senior Unsecured Notes	69,750	139,500	139,500	1,195,531	1,544,281
2013 and 2015 Senior Unsecured Notes(5)	34,215	68,431	285,671	586,548	974,865
Revolving credit facility(2)	23,742	1,134,954	—	—	1,158,696
Term loans	6,421	11,679	252,456	—	270,556
Operating lease commitments(3)	5,119	10,282	9,699	140,049	165,149
Purchase obligations(4)	210,030	128,584	—	—	338,614

Totals	$480,424	$1,493,430	$687,326	$1,922,128	$4,583,308

(1)	The interest rates on these notes are currently variable rates, but we entered into interest rate swaps to fix these interest rates until maturity. For $65 million of our $125 million senior notes, the rate is 5.507% and for $60 million of our $125 million senior notes the rate is 5.675%. See Note 4 of Item 8 to this Form 10-K for more information.

(2)	As of December 31, 2015, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at December 31, 2015 (which was $1.1 billion as of December 31, 2015) remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $171.1 million of future expenditures related to development projects.
(5)	Our 2013 and 2015 Senior Unsecured Notes are Euro-denominated. We used the exchange rate at December 31, 2015, (or 1.09) in preparing this table.

Off Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 3 to Item 8 of this Annual Report on Form 10-K. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding receivables. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Disclosure of Contractual Obligations”.

Liquidity and Capital Resources

2015 Cash Flow Activity

We generated cash of $207.0 million from operating activities during 2015, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $183.0 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our approximate $2 billion of acquisitions in 2015 and the remainder of our development activities, we did the following:

a)	On August 19, 2015, we completed a public offering of €500 million aggregate principal amount of 4.00% senior unsecured notes. In addition, on September 30, 2015, we entered into an amendment to our existing amended and restated revolving credit and term loan agreement, dated as of June 19, 2014. The amendment, among other things, increased our revolver availability to $1.3 billion and increased borrowings under our term loan by $125 million.

b)	On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 3.8 million shares) of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

c)	On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

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

In regards to other financing activities in which we used such net proceeds to ultimately fund our $767.7 million of acquisitions in 2014 and to fund other investment activities, we did the following:

a)	On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

b)	On April 17, 2014, we completed a $300 million senior unsecured notes offering.

c)	On October 17, 2014, we entered into an amendment to our revolving credit and term loan agreement to increase the current aggregate committed size of the facility to $1.15 billion with an additional $400 million accordion available increasing the total aggregate capacity to $1.55 billion. The amendment also increased the alternative currency sublimit under the facility to €500 million and amended certain covenants in order to permit us to consummate and finance the MEDIAN transaction.

d)	We established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares. In 2014, we sold 1.7 million shares resulting in net proceeds of $22.6 million.

2013 Cash Flow Activity

We generated cash of $140.8 million from operating activities during 2013, primarily consisting of rent and interest from mortgage and other loans, which with cash on-hand, was principally used to fund our dividends of $120.3 million and certain of our investing activities.

From a financing perspective, on October 10, 2013, we closed on a €200 million euro-denominated (approximately $275 million at December 31, 2013) 7 year fixed rate debt transaction at an annual coupon of 5.75%. In addition, on August 20, 2013, we completed an offering of 11.5 million shares of common stock (including 1.5 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) resulting in net proceeds (after underwriting discount and expenses) of $140.4 million. Furthermore, in August 2013, we completed a $150 million tack on offering to our 2012 Senior Unsecured Notes, resulting in net proceeds of $153.3 million (reflective of the pricing premium we received). Finally, we completed an offering of 12.65 million shares of our common stock (including 1.65 million shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) in February 2013, resulting in net proceeds (after underwriting discount) of $172.9 million. Proceeds from these financing activities and strategic property disposals during the year (generating approximately $32 million) were used to fund our acquisitions and development activities.

Debt Restrictions and Covenants

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limits the amount of dividends we can pay to 95% of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2015, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

On February 22, 2016, we completed a $500 million senior unsecured notes offering, proceeds of which were used to repay borrowings under our revolving credit facility. At February 26, 2016, our availability under our revolving credit facility plus cash on-hand approximated $900 million. In addition, we established an at-the-market equity offering program in January 2014 under which we may sell up to $250 million in shares (of which $22.6 million has been sold through February 26, 2016). Proceeds from our at-the-market equity program may be used for general corporate purposes as needed.

We have approximately $125 million in debt principal payments coming due in 2016 (see debt maturity schedule below) and $210 million in expected funding of commitments for ongoing development projects and for the acquisition of the final MEDIAN property in 2016. We believe our current availability under our revolving credit facility plus cash on-hand, our monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with our REIT requirements for the next twelve months.

As noted above, our debt facilities are subject to certain financial and non-financial covenants. In particular, our Credit Facility currently requires us to maintain a total leverage ratio of 70% and an unsecured leverage ratio of 77.5%, which we are in compliance with at December 31, 2015. In June 2016, the total leverage ratio will reset to 60%, and in September 2016, the unsecured leverage ratio will reset to 65%. We expect to comply with these reset leverage requirements by reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, and other access to capital through joint ventures, our at-the-market equity offering program and equity offerings. We may also seek to extend the covenant reset dates; however, no assurances can be made that such extensions will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

Long-term Liquidity Requirements:

Exclusive of the revolving credit facility (which we can extend for an additional year to June 2019), we have less than $150 million in debt principal payments due between now and June 2019 (see debt maturity schedule below). In addition, we have $339 million in commitments for ongoing development projects and for the acquisition of the final MEDIAN property. With our availability under our revolving credit facility plus cash on-hand of approximately $900 million along with monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program, we believe we have the liquidity available to fund our operations, debt and interest obligations, firm commitments, and dividends in order to comply with our REIT requirements currently.

However, access to capital is an integral part of our business plan. In order to fund debt maturities coming due in 2019 and later years, to comply with Credit Facility covenants noted above under “Short-term Liquidity Requirements”, or as we consider strategic investment opportunities, we believe additional capital will be needed and we may access one or a combination of the following:

•	proceeds from strategic property or other asset sales,

•	amending our current Credit Facility,

•	entering into new bank term loans,

•	issuing new U.S. dollar or Euro denominated debt securities, including senior unsecured notes,

•	entering into joint venture arrangements, and/or

•	sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of December 31, 2015, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$125,299
2017	320
2018	1,112,781
2019	250,000
2020	217,240
Thereafter	1,643,100

Total	$3,348,740

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net income for the year ended December 31, 2015, was $139.6 million compared to net income of $50.5 million for the year ended December 31, 2014. This increase is primarily due to additional income generated from our 2015 acquisitions and from completed development projects. In addition, we incurred $50.1 million of impairment charges in 2014 — see note 3 to Item 8 of this Form 10-K for further details. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $274.8 million, or $1.26 per diluted share for 2015 as compared to $181.7 million, or $1.06 per diluted share for 2014, a 19% increase on a per share basis. This increase in FFO is primarily due to the increase in revenue from acquisitions and the completion of development projects during 2015.

A comparison of revenues for the years ended December 31, 2015 and 2014 is as follows (dollar amounts in thousands):

	2015		2014		Change
	(Dollar amounts in thousands)
Rent billed	$247,604	56.0%	$187,018	59.9%	$60,586
Straight-line rent	23,375	5.3%	13,507	4.3%	9,868
Income from direct financing leases	58,715	13.3%	49,155	15.7%	9,560
Interest and fee income	112,184	25.4%	62,852	20.1%	49,332

Total revenue	$441,878	100.0%	$312,532	100.0%	$129,346

Our total revenue for 2015 is up $129.3 million or 41.4% over the prior year. This increase is made up of the following:

•	Rent billed — up $60.6 million over the prior year of which $8.6 million is from our annual escalation provisions in our leases, $47.0 million is from incremental revenue from acquisitions made in 2015, and $11.9 million is incremental revenue from development properties that were completed and put into service in 2015. Approximately $3.7 million of base rents were recorded in 2014 related to our disposed properties but none was recorded in the current year. This increase is partially offset by $6.8 million attributable to the decline in the Euro.

•	Straight-line rent — up $9.9 million over the prior year of which $6.8 million is from incremental revenue from acquisitions made in 2015, $4.1 million is incremental revenue from development properties that were completed and put into service in 2015. This increase is partially offset by $0.8 million attributable to the decline in the Euro and a $3.1 million write-off of straight-line rent related to our Luling and Twelve Oaks properties.

•	Income from direct financing leases — up $9.6 million over the prior year of which $0.8 million is from annual escalation provisions in our leases and $8.8 million is from incremental revenue from acquisitions made in 2015.

•	Interest from loans — up $49.3 million over the prior period of which $1.8 million is from our annual escalation provisions in our loans and $45.6 million is primarily from new loans, partially offset by the repayment of loans in 2015 and $4.2 million attributable to the decline in the Euro.

Real estate depreciation and amortization during 2015 was $69.9 million compared to $53.9 million in 2014 primarily due to the incremental depreciation/amortization from the facilities acquired in 2015 and the development properties completed in 2014 and 2015. In addition, we accelerated the related lease intangible of our Twelve Oaks, Luling, and Healthtrax properties resulting in an additional $1.1 million of expense.

During 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility — see Note 3 to Item 8 of this Form 10-K for further details.

Acquisition expenses increased from $26.4 million in 2014 to $61.3 million in 2015 primarily as a result of the completion of the MEDIAN and Capella acquisitions. Included in the 2015 and 2014 acquisition expenses are $37.0 million and $5.8 million, respectively, of real estate transfer taxes associated with our international properties.

General and administrative expenses in 2015 totaled $43.6 million, which is 9.9% of revenues, down from 11.9% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up $6.4 million from the prior year due to higher compensation expense, travel and international administrative expenses, which are up as a result of the growth and expansion of our company. On a go forward basis, we would expect our general and administrative expense to be in the $11 million range per quarter assuming no significant changes in our operations.

Interest expense for 2015 and 2014 totaled $120.9 million and $98.2 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes (entered into in April 2014), our 2015 Senior Unsecured Notes and our new and expanded Credit Facility. In addition, we incurred $4.4 million in fees and expenses primarily associated with the bridge loan entered into during the 2015 third quarter. Our weighted average interest rate was 4.3% for 2015, down from 5.4% in 2014. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

Other income (including our earnings from equity and other interests) was down $4.6 million in 2015 primarily due to the $2.9 million gain on the La Palma property sale in 2014 along with foreign currency transaction gains in 2014. Our earnings from equity and other interests increased slightly from 2014 due to increased investee earnings, partially offset by lower income from our interest in Bucks as the property was sold in August 2014 — this interest generated about $1 million of income annually.

Income tax expense was $1.5 million for 2015 up from $0.3 million in 2014, primarily due to the increase in income in certain of our European entities. As noted in Note 5 to our consolidated financial statements in Item 8 to this Form 10-K, we have a significant valuation allowance established for certain domestic and foreign entities at December 31, 2015 due to cumulative losses and our current expectation of future taxable income. However, if such income from these entities exceed our current expectations in 2016, we may need to reverse the valuation allowance, which would result in higher income taxes subsequently.

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

Interest expense for 2014 and 2013 totaled $98.2 million and $66.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2014 Senior Unsecured Notes and our expanded Credit Facility along with the 2013 Senior Unsecured Notes and $150 million tack on offering to our 2012 Senior Unsecured Notes which were only partially outstanding in 2013. Our weighted average interest rate was 5.4% for 2014, down from 6% in 2013.

In 2014, we incurred $1.7 million in additional financing expenses of which $1.4 million related to fees associated with a committed unutilized interim bridge loan that served as a back stop for the partial financing of the MEDIAN transaction. The remaining $0.3 million related to the write-off of certain debt issue costs associated with the replacement of our old credit facility.

Other income (including our earnings from equity and other interests) was up $4.8 million in 2014 primarily due to the $2.9 million gain on the La Palma property sale along with foreign currency transaction gains. Our earnings from equity and other interests was down from 2013 due to lower income from our interest in Bucks as the property was sold in August 2014 — this interest generated about $1 million of income annually.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2015, 2014, and 2013 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
FFO information:
Net income attributable to MPT common stockholders	$139,598	$50,522	$96,991
Participating securities’ share in earnings	(1,029)	(895)	(729)

Net income, less participating securities’ share in earnings	$138,569	$49,627	$96,262
Depreciation and amortization:
Continuing operations	69,867	53,938	36,978
Discontinued operations	—	—	708
Gain on sale of real estate	(3,268)	(2,857)	(7,659)
Real estate impairment charge	—	5,974	—

Funds from operations	$205,168	$106,682	$126,289
Write-off of straight line rent	3,928	2,818	1,457
Acquisition expenses	61,342	26,389	19,494
Debt refinancing and unutilized financing expenses	4,367	1,698	—
Loan and other impairment charges	—	44,154	—

Normalized funds from operations attributable to MPT common stockholders	$274,805	$181,741	$147,240

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.63	$0.29	$0.63
Depreciation and amortization	0.32	0.31	0.24
Gain on sale of real estate	(0.01)	(0.01)	(0.04)
Real estate impairment charge	—	0.04	—

Funds from operations	$0.94	$0.63	$0.83
Write-off of straight line rent	0.02	0.02	0.01
Acquisition expenses	0.28	0.15	0.12
Debt refinancing and unutilized financing expenses	0.02	—	—
Loan and other impairment charges	—	0.26	—

Normalized funds from operations	$1.26	$1.06	$0.96

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2015:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21
November 7, 2013	December 3, 2013	January 7, 2014	$0.21
August 15, 2013	September 12, 2013	October 10, 2013	$0.20
May 23, 2013	June 13, 2013	July 11, 2013	$0.20
February 14, 2013	March 14, 2013	April 11, 2013	$0.20

On February 19, 2016, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.22 per share of common stock to be paid on April 14, 2016, to stockholders of record on March 17, 2016.

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual REIT taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amounts of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2015, our outstanding debt totaled $3.3 billion, which consisted of fixed-rate debt of $1.9 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $1.4 billion. If market interest rates increase by one-percent, the fair value of our fixed rate debt at December 31, 2015 would decrease by approximately $4.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.4 billion, the balance of our revolver and term loan at December 31, 2015.

Foreign Currency Sensitivity

With our investments in Germany, Italy, Spain and the United Kingdom, we are subject to fluctuations in the Euro and British Pound to US dollar currency exchange rates. Increases or decreases in the value of the Euro to US dollar and the British Pound to US dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results for 2015 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $2.6 million. Based solely on operating results for 2015 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by less than $0.3 million.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Birmingham, AL

February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

February 29, 2016

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$315,787	$192,551
Buildings and improvements	2,675,803	1,848,176
Construction in progress and other	49,165	23,163
Intangible lease assets	256,950	108,885
Net investment in direct financing leases	626,996	439,516
Mortgage loans	757,581	397,594

Gross investment in real estate assets	4,682,282	3,009,885
Accumulated depreciation	(232,675)	(181,441)
Accumulated amortization	(25,253)	(21,186)

Net investment in real estate assets	4,424,354	2,807,258
Cash and cash equivalents	195,541	144,541
Interest and rent receivables	46,939	41,137
Straight-line rent receivables	82,155	59,128
Other loans	664,822	573,167
Other assets	195,540	95,099

Total Assets	$5,609,351	$3,720,330

LIABILITIES AND EQUITY
Liabilities
Debt, net	$3,322,541	$2,174,648
Accounts payable and accrued expenses	137,356	112,623
Deferred revenue	29,358	27,207
Lease deposits and other obligations to tenants	12,831	23,805

Total liabilities	3,502,086	2,338,283
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 236,744 shares at December 31, 2015 and 172,743 shares at December 31, 2014	237	172
Additional paid-in capital	2,593,827	1,765,381
Distributions in excess of net income	(418,650)	(361,330)
Accumulated other comprehensive loss	(72,884)	(21,914)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	2,102,268	1,382,047
Non-controlling interests	4,997	—

Total Equity	2,107,265	1,382,047

Total Liabilities and Equity	$5,609,351	$3,720,330

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$247,604	$187,018	$132,578
Straight-line rent	23,375	13,507	10,706
Income from direct financing leases	58,715	49,155	40,830
Interest and fee income	112,184	62,852	58,409

Total revenues	441,878	312,532	242,523
Expenses
Real estate depreciation and amortization	69,867	53,938	36,978
Impairment charges	—	50,128	—
Property-related	3,792	1,851	2,450
Acquisition expenses	61,342	26,389	19,494
General and administrative	43,639	37,274	30,063

Total operating expenses	178,640	169,580	88,985

Operating income	263,238	142,952	153,538
Other income (expense)
Interest and other income (expense)	595	5,481	(319)
Earnings from equity and other interests	2,849	2,559	3,554
Debt refinancing and unutilized financings expense	(4,368)	(1,698)	—
Interest expense	(120,884)	(98,156)	(66,746)
Income tax expense	(1,503)	(340)	(726)

Net other expenses	(123,311)	(92,154)	(64,237)

Income from continuing operations	139,927	50,798	89,301
Income (loss) from discontinued operations	—	(2)	7,914

Net income	139,927	50,796	97,215
Net income attributable to non-controlling interests	(329)	(274)	(224)

Net income attributable to MPT common stockholders	$139,598	$50,522	$96,991

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.64	$0.29	$0.59
Income from discontinued operations attributable to MPT common stockholders	—	—	0.05

Net income attributable to MPT common stockholders	$0.64	$0.29	$0.64

Weighted average shares outstanding — basic	217,997	169,999	151,439

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.63	$0.29	$0.58
Income from discontinued operations attributable to MPT common stockholders	—	—	0.05

Net income attributable to MPT common stockholders	$0.63	$0.29	$0.63

Weighted average shares outstanding — diluted	218,304	170,540	152,598

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$139,927	$50,796	$97,215
Other comprehensive income (loss):
Unrealized gain on interest rate swap	3,139	2,964	3,474
Foreign currency translation (loss) gain	(54,109)	(15,937)	67

Total comprehensive income	88,957	37,823	100,756
Comprehensive income attributable to non-controlling interests	(329)	(274)	(224)

Comprehensive income attributable to MPT common stockholders	$88,628	$37,549	$100,532

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2012	—	$—	136,335	$136	$1,295,916	$(233,494)	$(12,482)	$(262)	$—	$1,049,814

Net income	—	—	—	—	—	96,991	—	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	—	67
Stock vesting and amortization of stock-based compensation	—	—	811	1	8,832	—	—	—	—	8,833
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(224)	(224)
Proceeds from offering (net of offering costs)	—	—	24,164	24	313,306	—	—	—	—	313,330
Dividends declared ($0.81 per common share)	—	—	—	—	—	(128,301)	—	—	—	(128,301)

Balance at December 31, 2013	—	$—	161,310	$161	$1,618,054	$(264,804)	$(8,941)	$(262)	$—	$1,344,208

Net income	—	—	—	—	—	50,522	—	—	274	50,796
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,964	—	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	—	(15,937)
Stock vesting and amortization of stock-based compensation	—	—	777	—	9,165	—	—	—	—	9,165
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(274)	(274)
Proceeds from offering (net of offering costs)	—	—	10,656	11	138,162	—	—	—	—	138,173
Dividends declared ($0.84 per common share)	—	—	—	—	—	(147,048)	—	—	—	(147,048)

Balance at December 31, 2014	—	$—	172,743	$172	$1,765,381	$(361,330)	$(21,914)	$(262)	$—	$1,382,047

Net income	—	—	—	—	—	139,598	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,139	—	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	—	(54,109)
Stock vesting and amortization of stock-based compensation	—	—	751	2	11,120	—	—	—	—	11,122
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(332)	(332)
Proceeds from offering (net of offering costs)	—	—	63,250	63	817,326	—	—	—	—	817,389
Dividends declared ($0.88 per common share)	—	—	—	—	—	(196,918)	—	—	—	(196,918)

Balance at December 31, 2015	—	$—	236,744	$237	$2,593,827	$(418,650)	$(72,884)	$(262)	$4,997	$2,107,265

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Operating activities
Net income	$139,927	$50,796	$97,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,827	55,162	38,818
Amortization and write-off of deferred financing costs and debt discount	6,085	5,105	3,559
Direct financing lease accretion	(8,032)	(6,701)	(5,774)
Straight-line rent revenue	(26,187)	(16,325)	(11,265)
Share-based compensation expense	11,122	9,165	8,833
Gain from sale of real estate	(3,268)	(2,857)	(7,659)
Impairment charges	—	50,128	—
Straight-line rent write-off	2,812	2,818	1,457
Other adjustments	(1,967)	520	(70)
Decrease (increase) in:
Interest and rent receivable	(5,599)	(3,856)	(13,211)
Other assets	(8,297)	764	1,855
Accounts payable and accrued expenses	26,540	6,209	23,867
Deferred revenue	2,033	(485)	3,177

Net cash provided by operating activities	206,996	150,443	140,802
Investing activities
Cash paid for acquisitions and other related investments	(2,218,869)	(767,696)	(654,922)
Net proceeds from sale of real estate	19,175	34,649	32,409
Principal received on loans receivable	771,785	11,265	7,249
Investment in loans receivable	(354,001)	(12,782)	(3,746)
Construction in progress	(146,372)	(102,333)	(41,452)
Other investments, net	(17,339)	(13,126)	(52,115)

Net cash used for investing activities	(1,945,621)	(850,023)	(712,577)
Financing activities
Additions to term debt	681,000	425,000	424,580
Payments of term debt	(283)	(100,266)	(11,249)
Payment of deferred financing costs	(7,686)	(14,496)	(9,760)
Revolving credit facilities, net	509,415	490,625	(20,000)
Distributions paid	(182,980)	(144,365)	(120,309)
Lease deposits and other obligations to tenants	(10,839)	7,892	3,231
Proceeds from sale of common shares, net of offering costs	817,389	138,173	313,330
Other financing activities	(5,326)	—	—

Net cash provided by financing activities	1,800,690	802,563	579,823

Increase in cash and cash equivalents for the year	62,065	102,983	8,048
Effect of exchange rate changes	(11,065)	(4,421)	620
Cash and cash equivalents at beginning of year	144,541	45,979	37,311

Cash and cash equivalents at end of year	$195,541	$144,541	$45,979

Interest paid, including capitalized interest of $1,425 in 2015, $1,860 in 2014, and $1,729 in 2013	$107,228	$91,890	$58,110
Supplemental schedule of non-cash investing activities:
Mortgage loan issued from sale of real estate	$—	$12,500	$—
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$52,402	$38,461	$35,778

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$315,787	$192,551
Buildings and improvements	2,675,803	1,848,176
Construction in progress and other	49,165	23,163
Intangible lease assets	256,950	108,885
Net investment in direct financing leases	626,996	439,516
Mortgage loans	757,581	397,594

Gross investment in real estate assets	4,682,282	3,009,885
Accumulated depreciation	(232,675)	(181,441)
Accumulated amortization	(25,253)	(21,186)

Net investment in real estate assets	4,424,354	2,807,258
Cash and cash equivalents	195,541	144,541
Interest and rent receivables	46,939	41,137
Straight-line rent receivables	82,155	59,128
Other loans	664,822	573,167
Other assets	195,540	95,099

Total Assets	$5,609,351	$3,720,330

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$3,322,541	$2,174,648
Accounts payable and accrued expenses	84,628	74,195
Deferred revenue	29,358	27,207
Lease deposits and other obligations to tenants	12,831	23,805
Payable due to Medical Properties Trust, Inc.	52,338	38,038

Total liabilities	3,501,696	2,337,893
Commitments and Contingencies
Capital
General partner — issued and outstanding — 2,363 units at December 31, 2015 and 1,722 units at December 31, 2014	21,773	14,055
Limited Partners:
Common units — issued and outstanding — 234,381 units at December 31, 2015 and 171,021 units at December 31, 2014	2,153,769	1,390,296
LTIP units — issued and outstanding — 292 units at December 31, 2015 and 292 units at December 31, 2014	—	—
Accumulated other comprehensive loss	(72,884)	(21,914)

Total MPT Operating Partnership, L.P. capital	2,102,658	1,382,437
Non-controlling interests	4,997	—

Total Capital	2,107,655	1,382,437

Total Liabilities and Capital	$5,609,351	$3,720,330

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$247,604	$187,018	$132,578
Straight-line rent	23,375	13,507	10,706
Income from direct financing leases	58,715	49,155	40,830
Interest and fee income	112,184	62,852	58,409

Total revenues	441,878	312,532	242,523
Expenses
Real estate depreciation and amortization	69,867	53,938	36,978
Impairment charges	—	50,128	—
Property-related	3,792	1,851	2,450
Acquisition expenses	61,342	26,389	19,494
General and administrative	43,639	37,274	30,063

Total operating expense	178,640	169,580	88,985

Operating income	263,238	142,952	153,538
Other income (expense)
Interest and other income (expense)	595	5,481	(319)
Earnings from equity and other interests	2,849	2,559	3,554
Debt refinancing and unutilized financings expense	(4,368)	(1,698)	—
Interest expense	(120,884)	(98,156)	(66,746)
Income tax expense	(1,503)	(340)	(726)

Net other expenses	(123,311)	(92,154)	(64,237)

Income from continuing operations	139,927	50,798	89,301
Income (loss) from discontinued operations	—	(2)	7,914

Net income	139,927	50,796	97,215
Net income attributable to non-controlling interests	(329)	(274)	(224)

Net income attributable to MPT Operating Partnership partners	$139,598	$50,522	$96,991

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.64	$0.29	$0.59
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—	0.05

Net income attributable to MPT Operating Partnership partners	$0.64	$0.29	$0.64

Weighted average units outstanding — basic	217,997	169,999	151,439

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.63	$0.29	$0.58
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—	0.05

Net income attributable to MPT Operating Partnership partners	$0.63	$0.29	$0.63

Weighted average units outstanding — diluted	218,304	170,540	152,598

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$139,927	$50,796	$97,215
Other comprehensive income (loss):
Unrealized gain on interest rate swap	3,139	2,964	3,474
Foreign currency translation (loss) gain	(54,109)	(15,937)	67

Total comprehensive income	88,957	37,823	100,756
Comprehensive income attributable to non-controlling interests	(329)	(274)	(224)

Comprehensive income attributable to MPT Operating Partnership partners	$88,628	$37,549	$100,532

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2012	1,357	$10,630	134,978	$1,052,056	221	$—	$(12,482)	$—	$1,050,204

Net income	—	972	—	95,748	—	271	—	224	97,215
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,474	—	3,474
Foreign currency translation gain	—	—	—	—	—	—	67	—	67
Unit vesting and amortization of unit-based compensation	9	88	802	8,745	71	—	—	—	8,833
Proceeds from offering (net of offering costs)	242	3,133	23,922	310,197	—	—	—	—	313,330
Distributions to non- controlling interests	—	—	—	—	—	—	—	(224)	(224)
Distributions declared ($0.81 per unit)	—	(1,282)	—	(126,748)	—	(271)	—	—	(128,301)

Balance at December 31, 2013	1,608	$13,541	159,702	$1,339,998	292	$—	$(8,941)	$—	$1,344,598

Net income	—	508	—	49,769	—	245	—	274	50,796
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,964	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	(15,937)
Unit vesting and amortization of unit-based compensation	8	92	769	9,073	—	—	—	—	9,165
Proceeds from offering (net of offering costs)	106	1,382	10,550	136,791	—	—	—	—	138,173
Distributions to non- controlling interests	—	—	—	—	—	—	—	(274)	(274)
Distributions declared ($0.84 per unit)	—	(1,468)	—	(145,335)	—	(245)	—	—	(147,048)

Balance at December 31, 2014	1,722	$14,055	171,021	$1,390,296	292	$—	$(21,914)	$—	$1,382,437

Net income	—	1,399	—	138,199	—	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,139	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	(54,109)
Unit vesting and amortization of unit-based compensation	8	111	743	11,011	—	—	—	—	11,122
Proceeds from offering (net of offering costs)	633	8,175	62,617	809,214	—	—	—	—	817,389
Distributions to non- controlling interests	—	—	—	—	—	—	—	(332)	(332)
Distributions declared ($0.88 per unit)	—	(1,967)	—	(194,951)	—	—	—	—	(196,918)

Balance at December 31, 2015	2,363	$21,773	234,381	$2,153,769	292	$—	$(72,884)	$4,997	$2,107,655

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Operating activities
Net income	$139,927	$50,796	$97,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,827	55,162	38,818
Amortization and write-off of deferred financing costs and debt discount	6,085	5,105	3,559
Direct financing lease interest accretion	(8,032)	(6,701)	(5,774)
Straight-line rent revenue	(26,187)	(16,325)	(11,265)
Unit-based compensation expense	11,122	9,165	8,833
Gain from sale of real estate	(3,268)	(2,857)	(7,659)
Impairment charges	—	50,128	—
Straight-line rent write-off	2,812	2,818	1,457
Other adjustments	(1,967)	520	(70)
Decrease (increase) in:
Interest and rent receivable	(5,599)	(3,856)	(13,211)
Other assets	(8,297)	764	1,855
Accounts payable and accrued expenses	26,540	6,209	23,867
Deferred revenue	2,033	(485)	3,177

Net cash provided by operating activities	206,996	150,443	140,802
Investing activities
Cash paid for acquisitions and other related investments	(2,218,869)	(767,696)	(654,922)
Net proceeds from sale of real estate	19,175	34,649	32,409
Principal received on loans receivable	771,785	11,265	7,249
Investment in loans receivable	(354,001)	(12,782)	(3,746)
Construction in progress	(146,372)	(102,333)	(41,452)
Other investments, net	(17,339)	(13,126)	(52,115)

Net cash used for investing activities	(1,945,621)	(850,023)	(712,577)
Financing activities
Additions to term debt	681,100	425,000	424,580
Payments of term debt	(283)	(100,266)	(11,249)
Payment of deferred financing costs	(7,686)	(14,496)	(9,760)
Revolving credit facilities, net	509,415	490,625	(20,000)
Distributions paid	(182,980)	(144,365)	(120,309)
Lease deposits and other obligations to tenants	(10,839)	7,892	3,231
Proceeds from sale of units, net of offering costs	817,389	138,173	313,330
Other financing activities	(5,326)	—	—

Net cash provided by financing activities	1,800,690	802,563	579,823

Increase in cash and cash equivalents for the year	62,065	102,983	8,048
Effect of exchange rate changes	(11,065)	(4,421)	620
Cash and cash equivalents at beginning of year	144,541	45,979	37,311

Cash and cash equivalents at end of year	$195,541	$144,541	$45,979

Interest paid, including capitalized interest of $1,425 in 2015, $1,860 in 2014, and $1,729 in 2013	$107,228	$91,890	$58,110
Supplemental schedule of non-cash investing activities:
Mortgage loan issued from sale of real estate	$—	$12,500	$—
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$52,402	$38,461	$35,778

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

At December 31, 2015, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities (including but not limited to Ernest, Capella and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2015 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$984,512	Mortgage and other loans	$921,930
Equity investments	$54,033	Other assets	$6,232

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2015, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to influence (but not control) are typically accounted for by the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses are included in our consolidated statements of net income, and we have elected to record our share of such investee’s earnings or losses on a 90-day lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other — than — temporary, an impairment is recorded.

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

Revenue Recognition: We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of net income is presented as two amounts: rent billed and straight-line revenue. Rent billed revenue is the amount of base rent actually billed to the customer each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index or when the consumer price index exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

We use DFL accounting to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

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

Tenant payments for certain taxes, insurance, and other operating expenses related to our facilities (most of which are paid directly by our tenants to the government or appropriate third party vendor) are recorded net of the respective expense as generally our leases are “triple-net” leases, with terms requiring such expenses to be paid by our tenants. Failure on the part of our tenants to pay such expense or to pay late would result in a violation of the lease agreement, which could lead to an event of default, if not cured.

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

We measure the aggregate value of lease intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Other intangible assets acquired may include customer relationship intangible values which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.

We amortize the value of these intangible assets to expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the lease intangibles are charged to expense.

Goodwill: Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment testing involves a two-step approach. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to its book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. We have not had any goodwill impairments.

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, are maintained at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of the assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months.

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

Depreciation is calculated on the straight-line method over the useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2015 are as follows:

Buildings and improvements	38.9 years
Tenant lease intangibles	25.6 years
Leasehold improvements	22.1 years
Furniture, equipment and other	9.3 years

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

Loans: Loans consist of mortgage loans, working capital loans and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral, if the loan is collateral dependent. When a loan is deemed to be impaired, we generally place the loan on non-accrual status and record interest income only upon receipt of cash.

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

Income Taxes: We conduct our business as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally pay little federal and state income tax because of the dividends paid deduction that we are allowed to take. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service (“IRS”) grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”) and MPT Covington TRS, Inc. (“CVT”), along with many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they make loans to and/or investments in our lessees.

With the property acquisitions and investments in Europe, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the United States as such income from our international properties will flow through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax receivables/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is reflected in our tax provision when such changes occur.

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

Deferred Financing Costs: We amortize deferred financing costs incurred in connection with anticipated financings and refinancings of debt. These costs are amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the debt (interest method) and are included within Debt, net on our consolidated balance sheets. For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt and are included as a component of Other Assets on our consolidated balance sheets.

Foreign Currency Translation and Transactions: Certain of our international subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income (loss), a component of stockholders’ equity on our consolidated balance sheets.

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in foreign currency from time to time. Gains or losses resulting from these foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses on our short-term transactions are included in other income in the consolidated statements of income, while the translation effects on our long-term investments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

Fair Value Option Election: For our equity interest in Ernest and Capella along with any related loans (as more fully described in Note 3 and 10), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interest or loans.

Recent Accounting Developments:

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. Also in August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements” which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these standards for the quarter ended December 31, 2015. There were deferred financing costs of $28.4 million and $27.0 million as of December 31, 2015 and 2014, respectively that are now classified within Debt, net on our consolidated balance sheets.

Measurement-Period Adjustments for Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us beginning in the 2015 fourth quarter and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We do not expect this standard to have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02 that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. We do not believe this proposed standard will have a significant impact on us. This ASU is effective for fiscal years beginning after December 15, 2015.

Leases

In February 2016, the FASB issued ASU 2016-02 - Leases (Accounting Standards Codification 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee.

3. Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2015	2014	2013
Assets Acquired	(in thousands)
Land	$126,336	$22,569	$41,473
Building	758,009	241,242	439,030
Intangible lease assets — subject to amortization (weighted average useful life of 30.4 years in 2015, 18.2 years in 2014 and 21.0 years in 2013)	154,719	22,513	38,589
Net investments in direct financing leases	174,801	—	110,580
Mortgage loans	380,000	—	20,000
Other loans	523,605	447,664	5,250
Equity investments and other assets	101,716	33,708	—
Liabilities	(317)	—	—

Total assets acquired	$2,218,869	$767,696	$654,922
Loans repaid(1)	(385,851)	—	—

Total net assets acquired	$1,833,018	$767,696	$654,922

(1)	Loans advanced to MEDIAN in 2014 and repaid in 2015 as part of step 2 of the MEDIAN transaction. See below for details.

2015 Activity

Acquisition of Capella Healthcare Hospital Portfolio

In July 2015, we entered into definitive agreements to acquire a portfolio of seven acute care hospitals owned and operated by Capella for a combined purchase price and investment of approximately $900 million, adjusted for any cash on hand. The transaction includes our investments in seven acute care hospitals (two of which are in the form of mortgage loans) for an aggregate investment of approximately $600 million, an acquisition loan for approximately $290 million and a 49% equity interest in the ongoing operator of the facilities.

In conjunction with the acquisition, MPT Camaro Opco, LLC, a wholly-owned subsidiary of MDS, formed a joint venture limited liability company, Capella Health Holdings, LLC (“Capella Holdings”), with an entity affiliated with the current senior management of Capella (“ManageCo”). MPT Camaro Opco, LLC holds 49% of the equity interests in Capella Holdings and the ManageCo holds the remaining 51%. Capella and its operating subsidiaries are managed and operated by ManageCo pursuant to the terms of one or more management agreements, the terms of which include base management fees payable to ManageCo and incentive payments tied to agreed benchmarks. Pursuant to the limited liability company agreement of Capella Holdings, ManageCo and MPT Camaro Opco, LLC will share profits and distributions from Capella Holdings according to a distribution waterfall under which, if certain benchmarks are met, after taking into account interest paid on the acquisition loan, ManageCo and MPT Camaro Opco, LLC will share in cash generated by Capella Holdings in a ratio of 35% to ManageCo and 65% to MPT Camaro Opco, LLC. The limited liability company agreement provides that ManageCo will manage Capella Holdings and MPT Camaro Opco, LLC will have no management authority or control except for certain protective rights consistent with a passive ownership interest, such as a limited right to approve certain components of the annual budgets and the right to approve extraordinary transactions.

On August 31, 2015, we closed on six of the seven Capella properties, two of which were in the form of mortgage loans, and expect to close on the seventh property in 2016. We entered into a master lease and mortgage loans for the acquired properties providing for 15-year terms with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. The acquisition loan has a 15-year term and carries a fixed interest rate of 8%.

On October 30, 2015, we acquired an additional acute hospital in Camden, South Carolina for an aggregate purchase price of $25.8 million. We leased this hospital to Capella pursuant to the 2015 master lease. In connection with the transaction, we funded an additional acquisition loan to Capella of $9.2 million.

As of December 31, 2015, our acquisition loan is $487.7 million, of which $100 million is related to the funding of a property that is expected to close in 2016.

MEDIAN Transaction Update

During early 2015, we made additional loans of approximately €240 million on behalf of MEDIAN, a German provider of post-acute and acute rehabilitation services, to complete step one of a two step process to acquire the healthcare real estate of MEDIAN. On April 29, 2015, we entered into a series of definitive agreements with MEDIAN to complete the acquisition of the real estate assets of 32 hospitals owned by MEDIAN for an aggregate purchase price of approximately €688 million. Upon acquisition, each property became subject to a master lease between us and MEDIAN providing for the leaseback of the property to MEDIAN. The master lease has an initial term of 27 years and provides for annual escalations of rent at the greater of one percent or 70% of the German consumer price index.

MEDIAN is owned by an affiliate of Waterland Private Equity Fund V C.V. (“Waterland”), which acquired 94.9% of the outstanding equity interests in MEDIAN, and by a subsidiary of our Operating Partnership, which acquired the remaining 5.1% of the outstanding equity interests in MEDIAN, each in December 2014. See “2014 Activity” for further details of our 2014 activity with MEDIAN.

At each closing, the purchase price for each facility has been reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN and against the amount of any debt assumed or repaid by us in connection with the closing. As part of this transaction, we incurred approximately $37 million of real estate transfer tax in 2015. As of December 31, 2015, we have closed on 31 of the 32 properties for an aggregate amount of €646 million. As of December 31, 2015, we have no loans outstanding to MEDIAN.

An affiliate of Waterland controls RHM Klinik-und Altenheimbetriebe GmbH & Co. KG (“RHM”), the operator and lessee of the other German facilities that we own. MEDIAN and RHM merged in December 2015. For concentration disclosures that follow in this Note 3, we will show MEDIAN and RHM on a combined basis as MEDIAN.

Other Acquisitions

On December 3, 2015, we acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from RHM for €18.7 million. Upon acquisition, the facility was leased back under our existing master lease with RHM, providing for a remaining term of 25 years and annual rent increases of 2.0% in 2017 and 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will also be increased to reflect 70% of cumulative increases in the German consumer price index.

On November 18, 2015, we acquired seven acute care hospitals and a freestanding clinic in northern Italy for an aggregate purchase price to us of approximately €90 million. The acquisition was effected through a newly-formed joint venture between us and affiliates of AXA Real Estate, in which we own a 50% interest. The facilities are leased to an Italian acute care hospital operator, pursuant to a long-term master lease. We are accounting for our 50% interest in this joint venture under the equity method.

On September 30, 2015, we provided a $100 million mortgage financing to Prime for three general acute care hospitals and one free-standing emergency department and health center in New Jersey. The loan has a five-year term and provides for consumer-priced indexed interest increases, subject to a floor.

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Valencia, Spain The acquisition was effected through a newly-formed joint venture between us and clients of AXA Real Estate, in which we will own a 50% interest. Our expected share of the aggregate purchase and development price is €21.4 million. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease. We are accounting for our 50% interest in this joint venture under the equity method.

On August 31, 2015, we closed on a $30 million mortgage loan transaction with Prime for the acquisition of Lake Huron Medical Center, a 144-bed general acute care hospital located in Port Huron, Michigan. The loan provides for consumer-priced indexed interest increases, subject to a floor. On December 31, 2015, we acquired the real estate of Lake Huron Medical Center for $20 million, which reduced the mortgage loan accordingly. The facility is being leased to Prime under our master lease agreement.

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed long-term acute care hospital, for an aggregate purchase price of $31.5 million. We entered into a 20-year lease with Ernest for the rehabilitation hospital, which provides for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that has a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest will operate the rehabilitation hospital in a joint venture with Covenant Health System, while the long-term acute care hospital will continue to be operated by Fundamental Health under a new sublease with Ernest.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million. We have leased this hospital to Ernest pursuant to the 2012 master lease, which has a remaining 17-year fixed term and three extension options of five years each. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition, we funded an acquisition loan in the amount of $5 million.

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Prime is the tenant and operator pursuant to a new master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease has a 10-year initial fixed term with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we funded a mortgage loan in the amount of $40 million, which has a 10-year term.

From the respective acquisition dates, the properties and mortgage loans acquired in 2015 contributed $102.4 million and $69.3 million of revenue and income (excluding related acquisition expenses), respectively, for the year ended December 31, 2015. In addition, we incurred $58 million of acquisition related costs on the 2015 acquisitions for the year ended December 31, 2015.

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

2014 Activity

MEDIAN Transaction

On October 15, 2014, we entered into definitive agreements pursuant to which we would acquire substantially all the real estate assets of MEDIAN. The transaction was structured using a two step process in partnership with affiliates of Waterland. In the first step, an affiliate of Waterland acquired 94.9% of the outstanding equity interest in MEDIAN pursuant to a stock purchase agreement with MEDIAN’s current owners. We indirectly acquired the remaining 5.1% of the outstanding equity interest and provided or committed to provide interim acquisition loans to Waterland and MEDIAN in aggregate amounts of approximately €425 million, of which €349 million had been advanced at December 31, 2014. These interim loans bore interest at a rate similar to the initial lease rate under the planned sale and leaseback transactions. See “2015 Activity” for an update on the second step of this transaction — the sale-leaseback of the real estate.

Other Acquisitions

In the fourth quarter of 2014, we acquired three RHM rehabilitation facilities in Germany for an aggregate purchase price of €63.6 million (approximately $81 million) including approximately €3.0 million (or approximately $3.6 million) of transfer and other taxes that have been expensed as acquisition costs. These facilities include: Bad Mergentheim (211 beds), Bad Tolz (248 beds), and Bad Liebenstein (271 beds). All three properties are included under our 2013 master lease agreement with RHM as described below.

On October 31, 2014, we acquired a 237-bed acute care hospital, associated medical office buildings, and a behavioral health facility in Sherman, Texas for $32.5 million. Alecto is the tenant and operator pursuant to a 15-year lease agreement with three five-year extension options. In addition, we funded a working capital loan of $7.5 million, and we obtained a 20% interest in the operator of the facility.

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

Other Acquisitions

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

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented below as if each acquisition was completed on January 1, 2014 and January 1, 2013 for the year ended December 31, 2015 and 2014, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Year Ended December 31, (Unaudited)
	2015	2014
Total revenues	$542,763	$531,549
Net income	240,783	220,181
Net income per share/unit	$1.02	$0.93

Development Activities

2015 Activity

During 2015, we completed construction and began recording rental income on the following facilities:

•	First Choice ER (a subsidiary of Adeptus Health) – We completed 17 acute care facilities for this tenant during 2015 totaling $102.6 million. Fourteen of these facilities are leased pursuant to the master lease entered into in 2014 and are cross-defaulted with the original master lease executed with First Choice ER in 2013. Three properties are leased pursuant to the master lease entered into in 2015 and are cross-defaulted with the master leases entered into in 2014 and 2013.

•	UAB Medical West — This $8.6 million acute care facility and medical office building located in Birmingham, Alabama is leased to Medical West, an affiliate of The University of Alabama at Birmingham, for 15 years and contains four renewal options of five years each. The rent increases 2% annually.

On May 5, 2015, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Toledo, Ohio for $19.2 million, which will be leased to Ernest under the 2012 master lease. The facility is expected to be completed in the second quarter of 2016.

In April 2015, we executed an agreement with Adeptus Health that provides for the acquisition and development of general acute care hospitals and free standing emergency facilities with an aggregate commitment of $250 million. These facilities will be leased to Adeptus Health pursuant to the terms of the 2014 master lease agreement that has a 15-year initial term with three extension options of five years each that provides for annual rent increases based on changes in the consumer price index with a 2% minimum. With this commitment, along with similar agreements entered into in 2014 and 2013, we have committed to fund up to $500 million in acute care facilities with Adeptus Health. At December 31, 2015, we have funded $217.5 million that includes 35 completed and open facilities and 8 still under construction.

2014 Activity

During 2014, we completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•	Oakleaf Surgical Hospital — This approximately $30 million acute care facility located in Altoona, Wisconsin. This facility is leased to National Surgical Hospitals for 15 years and contains two renewal options of five years each plus an additional option for nearly another five years, and the rent increases annually based on changes in the consumer price-index.

•	First Choice ER (a subsidiary of Adeptus Health) — We completed 17 acute care facilities for this tenant during 2014 totaling approximately $83.0 million. These facilities are leased pursuant to the master lease entered into in 2013.

See table below for a status update on our current development projects (in thousands):

Property	Location	Property Type	Operator	Commitment	Costs Incurred as of 12/31/15	Estimated Completion Date
First Choice ER — Houston(2)	Houston, TX	Acute Care Hospital	Adeptus Health	$5,257	$2,535	1Q 2016
First Choice ER- Denver(2)	Denver, CO	Acute Care Hospital	Adeptus Health	5,300	2,435	2Q 2016
First Choice ER- Phoenix(2)	Phoenix, AZ	Acute Care Hospital	Adeptus Health	6,728	3,275	2Q 2016
First Choice ER- San Antonio(2)	San Antonio, TX	Acute Care Hospital	Adeptus Health	7,530	3,690	2Q 2016
First Choice ER- Texas(1)(2)	Texas	Acute Care Hospital	Adeptus Health	16,422	3,924	2Q 2016
Rehabilitation Hospital of Northwestern Ohio	Toledo, OH	Inpatient Rehabilitation Hospital	Ernest Health	19,212	13,693	2Q 2016
First Choice ER- Houston	Houston, TX	Acute Care Hospital	Adeptus Health	45,961	19,613	3Q 2016
First Choice Emergency Rooms	Various	Acute Care Hospital	Adeptus Health	200,090	—	Various

				$306,500	$49,165

(1)	Includes three acute care facilities.
(2)	Freestanding emergency room.

Disposals

2015 Activity

On July 30, 2015, we sold a long-term acute care facility in Luling, Texas for approximately $9.7 million, resulting in a gain of $1.5 million. Due to this sale, we wrote off $0.9 million of straight-line receivables. On August 5, 2015, we sold six wellness centers in the United States for total proceeds of approximately $9.5 million (of which $1.5 million is in the form of a promissory note), resulting in a gain of $1.7 million. Due to this sale, we wrote off $0.9 million of billed rent receivables. With these disposals, we accelerated the amortization of the related lease intangible assets resulting in approximately $0.7 million of additional expense.

The sale of the Luling facility and the six wellness centers were not strategic shifts in our operations, and therefore the results of operations related to these facilities have not been reclassified as discontinued operations.

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

Intangible Assets

At December 31, 2015 and 2014, our intangible lease assets were $257.0 million ($231.7 million, net of accumulated amortization) and $108.9 million ($87.7 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $9.1 million, $7.0 million, and $4.0 million in 2015, 2014, and 2013, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows: (amounts in thousands)

For the Year Ended December 31:
2016	$10,204
2017	10,194
2018	10,133
2019	10,085
2020	9,882

As of December 31, 2015, capitalized lease intangibles have a weighted average remaining life of 24.0 years.

Leasing Operations

All of our leases are accounted for as operating leases except we are accounting for 15 Ernest facilities, five Prime facilities, and four Capella facilities as DFLs. The components of our net investment in DFLs consisted of the following (dollars in thousands):

	As of December 31, 2015	As of December 31, 2014
Minimum lease payments receivable	$2,587,912	$1,607,024
Estimated residual values	393,097	211,888
Less unearned income	(2,354,013)	(1,379,396)

Net investment in direct financing leases	$626,996	$439,516

Minimum rental payments due to us in future periods under operating leases and DFLs, which have non-cancelable terms extending beyond one year at December 31, 2015, are as follows: (amounts in thousands)

	Total Under Operating Leases	Total Under DFLs	Total
2016	$295,839	$65,097	$360,936
2017	297,671	66,399	364,070
2018	299,662	67,727	367,389
2019	301,040	69,081	370,121
2020	301,460	70,463	371,923
Thereafter	4,847,165	2,039,146	6,886,311

	$6,342,837	$2,377,913	$8,720,750

Hoboken Facility

In the 2015 third quarter, a subsidiary of the operator of our Hoboken facility acquired 10% of our subsidiary that owns the real estate for $5 million, which is reflected in the non-controlling interest line of our consolidated balance sheet at December 31, 2015.

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility. As a result of the lease terminating, we recorded a charge of $1.9 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $0.5 million of additional expense during 2015. At December 31, 2015, we have approximately $1 million of exposure outstanding with this tenant, but we received $0.8 million in payments subsequent to year-end. In addition, we have a letter of credit for approximately $0.5 million to cover any rent and other monetary payments not paid. Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our investment in Twelve Oaks at December 31, 2015 is fully recoverable.

Monroe Facility

During 2014, the previous operator of our Monroe facility continued to underperform and became further behind on payments to us as required by the real estate lease agreement and working capital loan agreement. In August 2014, this operator filed for bankruptcy. Based on these developments and the fair value of our real estate and the underlying collateral of our loan (using Level 2 inputs), we recorded a $47.0 million impairment charge in 2014.

Effective December 31, 2014, the bankruptcy court approved the purchase by Prime of the assets of the prior operator. Prime leases the facility from us pursuant to terms under an existing master lease. The initial annual lease payment was approximately $2.5 million, and Prime has been current on its rent since lease inception. At December 31, 2015, our investment in Monroe is approximately $36 million, which we believe is fully recoverable.

Florence Facility

On March 6, 2013, the tenant of our facility in Phoenix, Arizona filed for Chapter 11 bankruptcy. At December 31, 2015, we have approximately $0.9 million of receivables outstanding, but the tenant continues to pay us in accordance with bankruptcy orders. In addition, we have a letter of credit for approximately $1.2 million to cover any rent and other monetary payments not paid. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Florence of $26.7 million at December 31, 2015, is fully recoverable.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2015		As of December 31, 2014
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$757,581	9.5%	$397,594	10.5%
Acquisition loans	610,469	9.1%	525,136	9.3%
Working capital and other loans	54,353	10.2%	48,031	10.4%

	$1,422,403		$970,761

Our mortgage loans cover 14 of our properties with four operators. The increase in mortgage loans relates to the two loans for $210 million made to Capella with the remainder to Prime — See “2015 Activity” under the Acquisition section for more details.

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes. At December 31, 2015, acquisition loans include our $114.4 million of loans to Ernest plus $487.7 million related to the Capella transaction. The new Capella acquisition loans more than offset the MEDIAN loans that were converted to real estate in 2015 — See “2015 Activity” under the Acquisition section for more details.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At December 31, 2015, $3.3 million remains outstanding on the convertible note, and we retain the option to convert this remainder into an additional 15.1% equity interest in the operator.

Concentration of Credit Risks

Investments and Revenue by Operator

As of December 31, 2015:

(Dollar amounts in thousands)

Operators	Total Assets	Percentage of Total Assets	Total Revenue	Percentage of Total Revenue
Prime	$1,032,353	18.4%	$104,325	23.6%
Capella	1,015,914	18.1%	28,567	6.4%
MEDIAN	978,529	17.4%	78,540	17.8%
Ernest	569,375	10.2%	61,988	14.0%

As of December 31, 2014:

(Dollar amounts in thousands)

Operators	Total Assets	Percentage of Total Assets	Total Revenue	Percentage of Total Revenue
Prime	$749,553	20.1%	$84,038	26.9%
MEDIAN	707,437	19.0%	23,663	7.6%
Ernest	486,758	13.1%	57,315	18.3%

Investments and Revenue by U.S. State and Country

As of December 31, 2015:

(Dollar amounts in thousands)

U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Revenue	Percentage of Total Revenue
Texas	$917,314	16.4%	$87,541	19.8%
California	547,085	9.8%	66,120	15.0%
Germany	978,529	17.4%	78,540	17.8%
Italy, Spain, and the U.K.	152,661	2.7%	4,476	1.0%

As of December 31, 2014:

(Dollar amounts in thousands)

U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Revenue	Percentage of Total Revenue
Texas	$776,017	20.9%	$74,044	23.7%
California	547,098	14.7%	64,268	20.5%
Germany	707,437	19.0%	23,663	7.6%
U.K.	44,005	1.2%	2,322	0.7%

On an individual property basis, we had no investment of any single property greater than 2% of our total assets as of December 31, 2015.

From a global geographic perspective, approximately 80% of our total assets are in the United States while 20% reside in Europe as of December 31, 2015 and 2014. Revenue from our European investments was $83.0 million and $26.0 million in 2015 and 2014, respectively.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $215.4 million, $101.8 million and $70.0 million in 2015, 2014 and 2013, respectively.

4. Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2015		As of December 31, 2014
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$1,100,000	Variable	$593,490	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,168		2,522

	352,168		352,522
2013 Senior Unsecured Notes(A)	217,240	5.75%	241,960	5.75%
2014 Senior Unsecured Notes	300,000	5.50%	300,000	5.50%
2015 Senior Unsecured Notes(A)	543,100	4.00%	—	—
Term loans	263,400	Various	138,682	Various

	$3,350,908		$2,201,654
Debt issue costs, net	(28,367)		(27,006)

	$3,322,541		$2,174,648

As of December 31, 2015, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows:

2016	$125,299
2017	320
2018	1,112,781
2019	250,000
2020	217,240
Thereafter	1,643,100

Total	$3,348,740

(A)	These notes are Euro-denominated and reflect the exchange rates at December 31, 2015 and 2014, respectively.

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

On October 17, 2014, we entered into an amendment to our Credit Facility to exercise the $250 million accordion on the Revolving credit facility. This amendment increased the Credit Facility to $1.15 billion and added a new accordion feature that allowed us to expand our credit facility by another $400 million.

On August 4, 2015, we entered into an amendment to our Revolving credit facility and Term Loan agreement to increase the current aggregate committed size to $1.25 billion and amend certain covenants in order to permit us to consummate and finance the acquisition of Capella.

On September 30, 2015, we further amended our Credit Facility to, among other things, increase the aggregate commitment under our Revolving credit facility to $1.3 billion and increase the Term Loan portion to $250 million. In addition, this amendment includes a new accordion feature that allows us to expand our credit facility by another $400 million for a total commitment of $1.95 billion. This amendment resulted in a $0.1 million expense in the 2015 third quarter.

The Revolving credit facility matures in June 2018 and can be extended for an additional 12 months at our option. The Revolving credit facility’s interest rate was originally set as (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread that was adjustable from 0.70% to 1.25% based on current total leverage, or (2) LIBOR plus a spread that was adjustable from 1.70% to 2.25% based on current total leverage. In addition to interest expense, we were required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.25% to 0.35% per year.

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

At December 31, 2015 and 2014, we had $1.1 billion and $593.5 million, respectively, outstanding on the Revolving credit facility.

At December 31, 2015, our availability under our Revolving credit facility was $200 million. The weighted average interest rate on this facility was 1.7% and 2.2% for 2015 and 2014, respectively.

2015 Senior Unsecured Notes

On August 19, 2015, we completed a €500 million senior unsecured notes offering (“2015 Senior Unsecured Notes”), proceeds of which were used to repay Euro-denominated borrowings under our Revolving credit facility and to fund our European investments. Interest on the notes will be payable annually on August 19 of each year, commencing on August 19, 2016. The 2015 Senior Unsecured Notes will pay interest in cash at a rate of 4.00% per year. The notes mature on August 19, 2022. We may redeem some or all of the 2015 Senior Unsecured Notes at any time. If the notes are redeemed prior to 90 days before maturity, the redemption price will be 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. Within the period beginning on or after 90 days before maturity, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 2015 Senior Unsecured Notes are fully and unconditionally guaranteed on an unsecured basis by the Company. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

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

2011 Senior Unsecured Notes

On April 26, 2011, we closed on a private placement of $450 million senior notes (the “2011 Senior Unsecured Notes”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2011 Senior Unsecured Notes were subsequently registered under the Securities Act pursuant to an exchange offer. Interest on the 2011 Senior Unsecured Notes is payable semi-annually on May 1 and November 1 of each year. The 2011 Senior Unsecured Notes pay interest in cash at a rate of 6.875% per year and mature on May 1, 2021. We may redeem some or all of the 2011 Senior Unsecured Notes at any time prior to May 1, 2016 at a “make-whole” redemption price. On or after May 1, 2016, we may redeem some or all of the 2011 Senior Unsecured Notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control, each holder of the 2011 Senior Unsecured Notes may require us to repurchase some or all of its 2011 Senior Unsecured Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

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

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2015 and 2014, the fair value of the interest rate swaps was $2.9 million and $6.0 million, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effects earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through December 31, 2015 and therefore, there was no income statement effect recorded during the years ended December 31, 2015, 2014, and 2013. We do expect the current losses included in accumulated other comprehensive loss to be reclassified into earnings between now and the maturity of the related debt in July and October 2016. At December 31, 2015 and 2014, we have posted $1.7 million and $3.3 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Term Loans

As noted previously under the Revolving Credit Facility section, we closed on the Term Loan for $125 million in the second quarter of 2014. Furthermore, as noted above, we amended the credit facility to increase the Term Loan portion to $250 million in the third quarter of 2015. The Term Loan matures in June 2019. The Term Loan’s initial interest rate was (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread that was adjustable from 0.60% to 1.20% based on current total leverage, or (2) LIBOR plus a spread that was adjustable from 1.60% to 2.20% based on current total leverage. With the upgrade to our credit rating as discussed above, the Term Loan’s interest rate, effective December 10, 2014, improved to (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Euro dollar rate plus 1.00% plus a fixed spread of 0.65%, or (2) LIBOR plus a fixed spread of 1.65%. At December 31, 2015 and 2014, the interest rate in effect on the Term Loan was 2.05% and 1.82%, respectively.

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid, subject to a certain prepayment premium. At December 31, 2015, the remaining balance on this term loan was $13.4 million. The loan is collateralized by the real estate of the Northland LTACH Hospital, which had a net book value of $16.9 million and $17.5 million at December 31, 2015 and 2014, respectively.

Other Financing

On July 27, 2015, we received a commitment to provide a senior unsecured bridge loan facility in the original principal amount of $1.0 billion to fund the acquisition of Capella pursuant to a commitment letter from JPMorgan Chase Bank, N.A. and Goldman, Sachs & Co. Funding under the bridge facility was not necessary as we funded the acquisition through a combination of an equity issuance and other borrowings. We incurred and expensed certain customary structuring and underwriting fees of $3.9 million in the 2015 third quarter related to the bridge commitment.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At December 31, 2015, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2015, we were in compliance with all such financial and operating covenants.

At December 31, 2015, the total leverage ratio covenant in our Credit Facility was 70% and the unsecured leverage ratio covenant was 77.5%. In June 2016, the total leverage ratio will reset to 60%, and in September 2016, the unsecured leverage ratio will reset to 65%. We expect to comply with these reset leverage requirements by reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, and other access to capital through joint ventures, our at-the-market equity offering program and equity offerings. We may also seek to extend the covenant reset dates; however, no assurances can be made that such extensions will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

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

From our taxable REIT subsidiaries and our foreign operations, we incurred income tax expenses as follows (in thousands):

	For the years ended December 31,
	2015	2014	2013
Current income tax expense:
Domestic	$147	$114	$358
Foreign	1,614	225	158

	1,761	339	516
Deferred income tax (benefit) expense:
Domestic	(360)	(23)	210
Foreign	102	24	—

	(258)	1	210

Income tax expense	$1,503	$340	$726

The foreign provision (benefit) for income taxes is based on foreign loss before income taxes of $29.4 million in 2015 as compared with foreign loss before income taxes of $7.5 million in 2014, and foreign loss before income taxes of $12.9 million in 2013.

The domestic provision (benefit) for income taxes is based on income before income taxes of $7.1 million in 2015 from our taxable REIT subsidiaries as compared with loss before income taxes of $20.9 million in 2014 from our taxable REIT subsidiaries, and income before income taxes of $7.6 million in 2013 from our taxable REIT subsidiaries.

At December 31, 2015 and 2014, components of our deferred tax assets and liabilities were as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Property and equipment	$(1,636)	$—
Unbilled rent	(4,495)	(2,070)
Partnership investments	(3,362)	(3,468)
Other	(6,141)	(3,759)

Total deferred tax liabilities	$(15,634)	$(9,297)
Deferred tax assets:
Operating loss and interest deduction carry forwards	$19,016	$19,546
Property and equipment	—	2,373
Other	10,314	3,971

Total deferred tax assets	29,330	25,890
Valuation allowance	(23,005)	(16,831)

Total net deferred tax assets	$6,325	$9,059

Net deferred tax (liability)	$(9,309)	$(238)

At December 31, 2015, we had U.S. federal and state NOLs of $41.4 million and $107.7 million, respectively, that expire in 2021 through 2034. At December 31, 2015, we had foreign NOLs of $10.8 million that may be carried forward indefinitely.

At December 31, 2015, we had U.S. federal alternative minimum tax credits of $0.3 million that may be carried forward indefinitely. At December 31, 2015, we had U.S. federal foreign tax credits of $0.6 million that expire in 2025.

In 2015, our valuation allowance increased by $6.2 million as a result of book losses sustained by our foreign subsidiaries as the result of significant acquisition expenses incurred. We believe (based on cumulative losses and potential of future taxable income) that we should reserve for our net deferred tax assets. We will continue to monitor this valuation allowance and, if circumstances change (such as entering into new transactions including working capital loans, equity investments, etc.), we will adjust this valuation allowance accordingly.

A reconciliation of the income tax expense at the statutory income tax rate and the effective tax rate for income from continuing operations before income taxes for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Income from continuing operations (before-tax)	$141,430	$51,138	$90,027

Income tax at the US statutory federal rate (35%)	49,501	17,898	31,509
Increase (decrease) resulting from:
Rate differential	5,047	1,145	2,380
State income taxes, net of federal benefit	(601)	(337)	271
Dividends paid deduction	(57,109)	(27,873)	(33,345)
Change in valuation allowance	6,174	8,988	(697)
Other items, net	(1,509)	519	608

Total income tax expense	$1,503	$340	$726

We have met the annual REIT distribution requirements by payment of at least 90% of our estimated taxable income in 2015, 2014, and 2013. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2015	2014	2013
Common share distribution	$0.870000	$0.840000	$0.800000
Ordinary income	0.769535	0.520692	0.599384
Capital gains(1)	—	0.000276	0.046380
Unrecaptured Sec. 1250 gain	—	0.000276	0.026512
Return of capital	0.100465	0.319032	0.154236
Allocable to next year	—	—	—

(1)	Capital gains include unrecaptured Sec. 1250 gains.

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

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$139,927	$50,798	$89,301
Non-controlling interests’ share in continuing operations	(329)	(274)	(224)
Participating securities’ share in earnings	(1,029)	(894)	(729)

Income from continuing operations, less participating securities’ share in earnings	138,569	49,630	88,348
Income (loss) from discontinued operations attributable to MPT common stockholders	—	(2)	7,914

Net income, less participating securities’ share in earnings	$138,569	$49,628	$96,262

Denominator:
Basic weighted-average common shares	217,997	169,999	151,439
Dilutive potential common shares	307	541	1,159

Diluted weighted-average common shares	218,304	170,540	152,598

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$139,927	$50,798	$89,301
Non-controlling interests’ share in continuing operations	(329)	(274)	(224)
Participating securities’ share in earnings	(1,029)	(894)	(729)

Income from continuing operations, less participating securities’ share in earnings	138,569	49,630	88,348
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	—	(2)	7,914

Net income, less participating securities’ share in earnings	$138,569	$49,628	$96,262

Denominator:
Basic weighted-average units	217,997	169,999	151,439
Dilutive potential units	307	541	1,159

Diluted weighted-average units	218,304	170,540	152,598

7. Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan and 5,605,272 shares remain available for future stock awards as of December 31, 2015. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan (and its predecessor plan):

Restricted Equity Awards

These stock-based awards are in the form of service-based awards and performance-based awards. The service-based awards vest as the employee provides the required service (typically three to five years). Service based awards are valued at the average price per share of common stock on the date of grant. In 2015, 2014, and 2013, the Compensation Committee granted performance – based awards to employees which vest based on us achieving certain total shareholder returns or comparisons of our total shareholder returns to peer total return indices. Generally, dividends are not paid on these performance awards until the award is earned. See below for details of such grants:

2015 performance awards — The 2015 performance awards were granted in three parts:

1)	Approximately 40% of the 2015 performance awards were based on us achieving a simple 9.0% annual total shareholder return. For the three-year period from January 1, 2015 through December 31, 2017, one-third of the awards will be earned annually if a 9.0% total shareholder return is achieved. If total shareholder return does not reach 9.0% in a particular year, shares for that year can be earned in a future period (during the three-year period) if the cumulative total shareholder return is equal to or greater than a 9.0% annual return for such cumulative period. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 3 years.

2)	Approximately 30% of the 2015 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2015 to December 31, 2017. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2017, 2018 and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

3)

The remainder of the 2015 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2015 to December 31, 2017. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2017, 2018 and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

No 2015 performance awards were earned and vested in 2015; 4,500 performance awards were forfeited in 2015. At December 31, 2015, we have 867,388 of 2015 performance awards remaining to be earned.

2014 performance awards — The 2014 performance awards were granted in three parts:

1)	Approximately 40% of the 2014 performance awards were based on us achieving a simple 9.0% annual total shareholder return. For the five-year period from January 1, 2014 through December 31, 2018, one-third of the awards will be earned annually (until the award is fully earned) if a 9.0% total shareholder return is achieved. If total shareholder return does not reach 9.0% in a particular year, shares for that year can be earned in a future period (during the five-year period) if the cumulative total shareholder return is equal to or greater than a 9.0% annual return for such cumulative period. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.7%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.

2)	Approximately 30% of the 2014 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2014 to December 31, 2016. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017 and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

3)	The remainder of the 2014 performance awards will be earned if our total shareholder return outpaces that of the Index over the cumulative period from January 1, 2014 to December 31, 2016. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017 and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

There were 108,261 of the 2014 performance awards earned and vested in 2014, but none in 2015. At December 31, 2015, we have 771,897 of the 2014 performance awards remaining to be earned.

2013 performance awards — The 2013 performance awards were granted in three parts:

1)	Approximately 27% of the 2013 performance awards were based on us achieving a simple 8.5% annual total shareholder return. For the five-year period from January 1, 2013 through December 31, 2017, one-third of the awards will be earned annually (until the award is fully earned) if an 8.5% total shareholder return is achieved. If total shareholder return does not reach 8.5% in a particular year, shares for that year can be earned in a future period (during the five-year period) if the cumulative total shareholder return is equal to or greater than an 8.5% annual return for such cumulative period. None of these shares may be sold for two years after they have vested. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.72%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.

2)	Approximately 36% of the 2013 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2013 to December 31, 2015. The minimum total shareholder return needed to earn a portion of this award is 25.5% with 100% of the award earned if our total shareholder return reaches 33.5%. If any shares were earned from this award, the shares were to vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.

3)	The remainder of the 2013 performance awards were to be earned if our total shareholder return outpaced that of the Index over the cumulative period from January 1, 2013 to December 31, 2015. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares were earned from this award, the shares would vest in equal annual amounts on December 31, 2015, 2016 and 2017. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.38%; expected volatility of 28%; expected dividend yield of 8.0%; and expected service period of 5 years.

In 2014 and 2013, 80,293 and 68,086 shares, respectively, under the 2013 performance awards were earned and vested. No performance awards were earned in 2015, and 550,000 shares were forfeited as the three-year cumulative hurdle from January 1, 2013 to December 31, 2015 was not met. At December 31, 2015, we have 74,187 of 2013 performance awards remaining to be earned.

The following summarizes restricted equity award activity in 2015 and 2014 (which includes awards granted in 2015, 2014, 2013, and any applicable prior years), respectively:

For the Year Ended December 31, 2015:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	452,263	$12.11	2,428,518	$5.81
Awarded	407,969	$13.94	871,888	$6.62
Vested	(343,904)	$12.56	(406,970)	$4.94
Forfeited	(6,694)	$13.08	(562,284)	$5.33

Nonvested awards at end of year	509,634	$13.25	2,331,152	$6.38

For the Year Ended December 31, 2014:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	325,999	$11.36	1,999,179	$5.44
Awarded	424,366	$12.21	903,134	$7.57
Vested	(298,102)	$11.43	(473,795)	$7.60
Forfeited	—	$—	—	$—

Nonvested awards at end of year	452,263	$12.11	2,428,518	$5.81

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2015, 2014 and 2013, we recorded $11.1 million, $9.2 million, and $8.8 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2015, is $12.8 million and will be recognized over a weighted average period of 2.3 years. Restricted equity awards which vested in 2015, 2014 and 2013 had a value of $10.2 million, $10.2 million, and $9.2 million, respectively.

8. Commitments and Contingencies

Commitments

Operating leases, in which we are the lessee, primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. The ground leases are long-term leases (almost all having terms for approximately 30 years or more), some of which contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2015, 2014 and 2013, respectively, were $4.6 million, $2.3 million, and $2.3 million, which was offset by sublease rental income of $2.3 million, $0.3 million, and $0.5 million for 2015, 2014, and 2013, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year and amounts to be received in the future from non-cancelable subleases at December 31, 2015 are as follows: (amounts in thousands)

	Fixed minimum payments	Amounts to be received from subleases	Net payments
2016	$5,119	$ (2,477)	$2,642
2017	5,157	(2,502)	2,655
2018	5,125	(2,504)	2,621
2019	4,803	(2,522)	2,281
2020	4,896	(2,621)	2,275
Thereafter	140,049	(130,819)	9,230

	$165,149	$(143,445)	$21,704

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2015 Activity

On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 3.8 million shares) of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

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

2014 Activity

On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of $100.2 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

In January 2014, we put an at-the-market equity offering program in place, giving us the ability to sell up to $250 million of stock with a commission of 1.25%. During 2014, we sold 1.7 million shares of our common stock under our at-the-market equity offering program, at an average price of $13.56 per share resulting in total proceeds, net of commission, of $22.6 million.

MPT Operating Partnership, L.P.

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and three other partners. By virtue of its ownership of the General Partner, the Company has a 99.8% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees and one director via their ownership of LTIP units. These LTIP units were issued pursuant to the 2007 Multi-Year Incentive Plan, which is now part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

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

10. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses are our interest rate swaps, which are recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes (excluding the 2006 Senior Unsecured Notes), using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our 2006 Senior Unsecured Notes, revolving credit facility, and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2015		December 31, 2014
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$46,939	$46,858	$41,137	$41,005
Loans(1)	508,851	543,859	773,311	803,824
Debt, net(2)	(3,322,541)	(3,372,773)	(2,174,648)	(2,258,721)

(1)	Excludes loans related to Ernest and Capella since they are recorded at fair value as discussed below.
(2)	Includes debt issue costs.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest, Capella and related loans, as discussed in Note 2, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2015.

At December 31, 2015, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loan	$310,000	$310,000	Mortgage loans
Acquisition loans	603,552	603,552	Other loans
Equity investment	7,349	7,349	Other assets

	$920,901	$920,901

At December 31, 2014, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loan	$100,000	$100,000	Mortgage loans
Acquisition loans	97,450	97,450	Other loans
Equity investment	3,300	3,300	Other assets

	$200,750	$200,750

Our mortgage loans with Ernest and Capella are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest and Capella are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2015.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections are provided by Ernest and Capella, respectively. However, we will modify such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(122)
- 100 basis points	122

Because the fair value of Ernest and Capella investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2015, 2014, or 2013. To date, we have not received any distribution payments from our equity investment in Ernest or Capella.

11. Discontinued Operations

The following table presents the results of discontinued operations, which include the revenue and expenses of facilities disposed of prior to 2014 for the year ended December 31, 2015, 2014, and 2013 (amounts in thousands except per share/unit data):

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$—	$—	$988
Gain on sale	—	—	7,659
Income (loss) from discontinued operations	—	(2)	7,914
Income from discontinued operations — diluted per share/unit	$—	$—	$0.05

12. Other Assets

The following is a summary of our other assets (in thousands):

	At December 31,
	2015	2014
Debt issue costs, net(1)	$7,628	$8,318
Equity investments	129,337	47,451
Other corporate assets	31,547	28,197
Prepaids and other assets	27,028	11,133

Total other assets	$195,540	$95,099

(1)	Relates to revolving credit facility

Equity investments have increased over the prior year primarily due to our new investments in the Italy and Spain joint ventures — see Note 3 for further details. Other corporate assets include leasehold improvements associated with our corporate office space, furniture and fixtures, equipment, software, deposits, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, goodwill, and lease inducements made to tenants, among other items.

13. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2015 Ended
	March 31	June 30	September 30	December 31
Revenues	$95,961	$99,801	$114,570	$131,546
Income from continuing operations	35,976	22,489	23,123	58,339
Net income	35,976	22,489	23,123	58,339
Net income attributable to MPT common stockholders	35,897	22,407	23,057	58,237
Net income attributable to MPT common stockholders per share — basic	$0.18	$0.11	$0.10	$0.24
Weighted average shares outstanding — basic	202,958	208,071	223,948	237,011
Net income attributable to MPT common stockholders per share — diluted	$0.17	$0.11	$0.10	$0.24
Weighted average shares outstanding — diluted	203,615	208,640	223,948	237,011

	For the Three Month Periods in 2014 Ended
	March 31	June 30	September 30	December 31
Revenues	$73,089	$76,560	$80,777	$82,106
Income (loss) from continuing operations	7,309	(203)	28,663	15,029
Income (loss) from discontinued operations	(2)	—	—	—
Net income	7,307	(203)	28,663	15,029
Net income attributable to MPT common stockholders	7,241	(203)	28,537	14,947
Net income attributable to MPT common stockholders per share — basic	$0.04	$—	$0.16	$0.08
Weighted average shares outstanding — basic	163,973	171,718	171,893	172,411
Net income attributable to MPT common stockholders per share — diluted	$0.04	$—	$0.16	$0.08
Weighted average shares outstanding — diluted	164,549	171,718	172,639	172,604

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2015 Ended
	March 31	June 30	September 30	December 31
Revenues	$95,961	$99,801	$114,570	$131,546
Income from continuing operations	35,976	22,489	23,123	58,339
Net income (loss)	35,976	22,489	23,123	58,339
Net income attributable to MPT Operating Partnership partners	35,897	22,407	23,057	58,237
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.18	$0.11	$0.10	$0.24
Weighted average units outstanding — basic	202,958	208,071	223,948	237,011
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.17	$0.11	$0.10	$0.24
Weighted average units outstanding — diluted	203,615	208,640	223,948	237,011

	For the Three Month Periods in 2014 Ended
	March 31	June 30	September 30	December 31
Revenues	$73,089	$76,560	$80,777	$82,106
Income (loss) from continuing operations	7,309	(203)	28,663	15,029
Income (loss) from discontinued operations	(2)	—	—	—
Net income (loss)	7,307	(203)	28,663	15,029
Net income attributable to MPT Operating Partnership partners	7,241	(203)	28,537	14,948
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.04	$—	$0.16	$0.08
Weighted average units outstanding — basic	163,973	171,718	171,893	172,411
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.04	$—	$0.16	$0.08
Weighted average units outstanding — diluted	164,549	171,718	172,639	172,604

14. Subsequent Events

On February 22, 2016, we completed a $500 million senior unsecured notes offering, proceeds of which were used to repay borrowings under our Revolving credit facility. Interest on the notes will be payable on March 1 and September 1 of each year, commencing on September 1, 2016. Interest on the notes will be paid in cash at a rate of 6.375% per year. The notes mature on March 1, 2024. We may redeem some or all of the notes at any time prior to March 1, 2019 at a “make whole” redemption price. On or after March 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to March 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 106.375% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and upaid interest to the date of purchase.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2015, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by COSO based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2015, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2016.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2016.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2016.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(31)	Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(31)	Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)	Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33(31)	Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)	Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.40(27)	Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41(31)	Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.42(34)	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent..

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.22(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.23(30)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.24(31)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.25(35)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.26(35)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.28(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

10.29(33)	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.30*	Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.31*	Joinder and Amendment to Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Reserved.
(13)	Reserved.
(14)	Reserved.
(15)	Reserved.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.

(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, and Chief Accounting Officer

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P.

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 29, 2016

/s/ G. Steven Dawson G. Steven Dawson	Director	February 29, 2016

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	February 29, 2016

/s/ Sherry A. Kellett Sherry A. Kellett	Director	February 29, 2016

/s/ William G. McKenzie William G. McKenzie	Director	February 29, 2016

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	February 29, 2016

/s/ D. Paul Sparks D. Paul Sparks	Director	February 29, 2016

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2015

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Writeoffs(1)		Balance at End of Year(1)
	(In thousands)
2015	$20,129	$8,205	(6)	$(950	)(4)	$27,384

2014	$41,573	$65,512	(2)	$(86,956	)(5)	$20,129

2013	$34,769	$9,397	(3)	$(2,593)		$41,573

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes the $47 million of impairment charges related to the Monroe property, $9.5 million of rent and interest reserves primarily related to the Monroe property (prior to change in operators — see note 3 to Item 8 of the Form 10-K for further details), and approximately $9 million increase in the valuation allowance to fully reserve our net deferred tax assets.
(3)	Includes $4.8 million and $2.7 million in rent and interest reserves, respectively, related to our Monroe properties along with $1.9 million to fully reserve for the net deferred tax asset of certain German subsidiaries.
(4)	Writeoffs of rent and interest reserves related to sale of Healthtrax properties.
(5)	Writeoffs of loans and other receivables related to the Monroe facility due to change in operators.
(6)	Includes $1.5 million of rent and late fee reserves related to our Twelve Oaks facility; $0.5 million of rent reserves related to our Healthtrax properties; and $6.2 million to fully reserve our net deferred tax assets.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2015			Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total		Encumbrances
(Amounts in thousands)
Baden-Wurttemburg, Germany	Rehabilitation hospital	—	9,459	—	—	—	9,459	9,459	493	—	1994	November 30, 2013	40
Saxony, Germany	Rehabilitation hospital	372	20,515	—	—	372	20,515	20,887	1,068	—	1996	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	3,175	15,008	—	—	3,175	15,008	18,183	782	—	1960	November 30, 2013	40
Brandenburg, Germany	Rehabilitation hospital	346	17,874	—	—	346	17,874	18,220	931	—	1994	November 30, 2013	40
Hesse, Germany	Rehabilitation hospital	92	5,236	—	—	92	5,236	5,328	273	—	1981	November 30, 2013	40
Hesse, Germany	Rehabilitation hospital	3,078	14,804	—	—	3,078	14,804	17,882	771	—	1977	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	—	29,701	—	—	—	29,701	29,701	1,547	—	1992	November 30, 2013	40
Saxony, Germany	Rehabilitation hospital	539	14,943	—	—	539	14,943	15,482	778	—	1904, 1995	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	728	6,545	—	—	728	6,545	7,273	341	—	1980	November 30, 2013	40
Rhineland-Pflaz, Germany	Rehabilitation hospital	5,834	16,109	—	—	5,834	16,109	21,943	839	—	1930	November 30, 2013	40
Baden-Wurttemburg, Germany	Rehabilitation hospital	3,420	5,827	—	—	3,420	5,827	9,247	303	—	1986	November 30, 2013	40
Bavaria, Germany	Rehabilitation hospital	2,204	9,294	194	—	2,204	9,488	11,692	257	—	1974	November 19, 2014	40
Thuringia, Germany	Rehabilitation hospital	1,605	33,913	—	—	1,605	33,913	35,518	989	—	1954, 1992	November 5, 2014	40
Baden-Wurttemburg, Germany	Rehabilitation hospital	—	11,249	—	—	—	11,249	11,249	305	—	1988, 1995	December 11, 2014	40
Bath, UK	Acute care general hospital	1,747	36,203	—	—	1,747	36,203	37,950	1,358	—	2008, 2009	July 1, 2014	40
Ottenhöfen, Germany	Rehabilitation hospital	2,254	12,681	108	—	2,362	12,681	15,043	162	—	1956/1957	July 3, 2015	40
Bad Berka, Germany	Rehabilitation hospital	3,226	15,046	168	—	3,394	15,046	18,440	161	—	1997	July 22, 2015	40
Wiesbaden, Germany	Rehabilitation hospital	1,608	7,457	38	—	1,646	7,457	9,103	94	—	1974	June 30, 2015	40
Bad Lausick, Germany	Rehabilitation hospital	1,733	15,674	152	—	1,885	15,674	17,559	201	—	1993	June 30, 2015	40
Bad Sülze, Germany	Rehabilitation hospital	2,297	19,814	196	—	2,493	19,814	22,307	254	—	1993	June 30, 2015	40
Kurort Berggießhübel, Germany	Rehabilitation hospital	3,199	15,452	—	—	3,199	15,452	18,651	165	—	1993	July 21, 2015	40
Braunfels, Germany	Acute care general hospital	2,086	13,331	54	—	2,140	13,331	15,471	168	—	1977	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	3,498	15,191	43	—	3,541	15,191	18,732	159	—	1982	July 15, 2015	40
Flechtingen, Germany	Rehabilitation hospital	2,781	14,036	146	—	2,927	14,036	16,963	180	—	1993	June 30, 2015	40
Flechtingen, Germany	Rehabilitation hospital	2,781	21,989	217	—	2,998	21,989	24,987	282	—	1993-1995	June 30, 2015	40
Nordrach, Germany	Rehabilitation hospital	304	2,910	82	—	386	2,910	3,296	39	—	1960	July 7, 2015	40
Bad Gottleuba, Germany	Rehabilitation hospital	3,259	14,937	863	—	4,122	14,937	19,059	—	—	1913	December 16, 2015	40
Grünheide, Germany	Rehabilitation hospital	8,369	40,596	331	—	8,700	40,596	49,296	432	—	1994/2014	July 31, 2015	40
Baden-Baden, Germany	Rehabilitation hospital	1,271	8,936	125	—	1,396	8,936	10,332	116	—	1900/2002-2003	June 30, 2015	40
Gyhum, Germany	Rehabilitation hospital	3,878	22,165	341	—	4,219	22,165	26,384	288	—	1994	June 30, 2015	40
Hannover, Germany	Rehabilitation hospital	4,073	16,293	—	—	4,073	16,293	20,366	34	—	1900 (renovations in 1997, 2000, 2009)	December 1, 2015	40
Heiligendamm, Germany	Rehabilitation hospital	4,182	26,063	206	—	4,388	26,063	30,451	333	—	1995	June 30, 2015	40
Bad Camberg, Germany	Rehabilitation hospital	2,026	15,447	260	—	2,286	15,447	17,733	202	—	1973	June 30, 2015	40
Hoppegarten, Germany	Rehabilitation hospital	3,894	24,117	239	—	4,133	24,117	28,250	258	—	1994	July 27, 2015	40
Ban Nauheim, Germany	Rehabilitation hospital	3,074	15,529	141	—	3,215	15,529	18,744	199	—	1977	June 30, 2015	40
Kalbe, Germany	Rehabilitation hospital	3,400	22,716	163	—	3,563	22,716	26,279	289	—	1995	July 6, 2015	40
Bad Soden-Salmunster, Germany	Rehabilitation hospital	934	6,482	120	—	1,054	6,482	7,536	85	—	1974	June 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2015			Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total		Encumbrances
(Amounts in thousands)
Berlin, Germany	Rehabilitation hospital	1,157	20,767	184	—	1,341	20,767	22,108	221	—	1998	July 16, 2015	40
Bad Lobenstein, Germany	Rehabilitation hospital	3,541	20,079	179	—	3,720	20,079	23,799	257	—	1994	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	782	11,284	130	—	912	11,284	12,196	145	—	1993	July 14, 2015	40
Magdeburg, Germany	Rehabilitation hospital	14,387	53,369	250	—	14,637	53,369	68,006	563	—	1999/2014	July 22, 2015	40
Schlangenbad, Germany	Rehabilitation hospital	1,048	3,411	266	—	1,314	3,411	4,725	52	—	1973	June 30, 2015	40
Bad Dürrheim, Germany	Rehabilitation hospital	1,390	11,400	228	—	1,618	11,400	13,018	125	—	1960-1970	July 24, 2015	40
Bad Krozingen, Germany	Rehabilitation hospital	1,472	10,733	114	—	1,586	10,733	12,319	115	—	2008	July 24, 2015	40
Bad Nauheim, Germany	Rehabilitation hospital	1,760	9,198	54	—	1,814	9,198	11,012	117	—	1972-1973	June 30, 2015	40
Bad Tennstedt, Germany	Rehabilitation hospital	3,677	27,261	201	—	3,878	27,261	31,139	347	—	1993	June 30, 2015	40
Wismar, Germany	Rehabilitation hospital	3,465	20,645	195	—	3,660	20,645	24,305	265	—	1996	June 30, 2015	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	15,993	3,274	59,227	62,501	8,018	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	3,921	—	—	1,550	3,921	5,471	147	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,432	—	—	12,663	52,432	65,095	6,445	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	156	—	2014	March 19, 2014	40
Aurora, CO	Freestanding ER	—	4,860	—	—	—	4,860	4,860	26	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	—	3,984	—	—	—	3,984	3,984	75	—	2015	March 27, 2015	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	12,658	—	1918	February 4, 2011	20
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	3,050	—	1984	April 1, 2008	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	566	—	1980	February 13, 2015	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	3,450	—	1982	April 1, 2008	40
Austin, TX	Freestanding ER	1,140	3,853	—	—	1,140	3,853	4,993	161	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	146	—	2014	July 3, 2014	40
Carrollton, TX	Acute care general hospital	729	34,289	—	—	729	34,289	35,018	354	—	2015	July 17, 2015	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	137	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,543	—	—	1,310	3,543	4,853	133	—	2014	July 15, 2014	40
Chandler, AZ	Freestanding ER	—	4,244	—	—	—	4,244	4,244	71	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,214	—	—	750	3,214	3,964	19	—	2015	October 7, 2015	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	3,785	—	1982	April 1, 2008	40
Katy, TX	Freestanding ER	—	3,248	—	—	—	3,248	3,248	14	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	4,219	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	4,236	—	—	707	4,236	4,943	115	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	3,436	—	—	1,338	3,436	4,774	35	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,405	—	—	750	4,405	5,155	83	—	2015	April 10, 2015	40
Corinth, TX	Long term acute care hospital	1,288	21,175	313	—	1,601	21,175	22,776	2,671	—	2008	January 31, 2011	40
Covington, LA	Long term acute care hospital	821	10,238	—	14	821	10,252	11,073	2,712	—	1984	June 9, 2005	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	3,158	—	2006	September 5, 2006	40
Denver, CO	Freestanding ER	—	4,275	—	—	—	4,275	4,275	56	—	2015	June 8, 2015	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	1,202	—	2008	July 18, 2011	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	1,656	—	1956	May 22, 2008	40
Dulles, TX	Freestanding ER	1,076	3,784	—	—	1,076	3,784	4,860	125	—	2014	September 12, 2014	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2015			Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total		Encumbrances
(Amounts in thousands)
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	138	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	12,301	1,386	—	1,277	13,410	14,687	443	—	1939, 1972, 1985	September 19, 2014	40
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	157	—	2014	June 6, 2014	40
Florence, AZ	Acute care general hospital	900	28,462	—	—	900	28,462	29,362	2,659	—	2012	November 4, 2010	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	4,214	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	146	—	2014	July 31, 2014	40
Frisco, TX	Freestanding ER	—	3,769	—	—	—	3,769	3,769	15	—	2015	November 13, 2015	40
Frisco, TX	Freestanding ER	1,500	3,863	27	—	1,500	3,890	5,390	154	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	1,925	—	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,404	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	1,944	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,518	4,112	—	—	1,518	4,112	5,630	39	—	2015	July 22, 2015	40
Glendale, AZ	Freestanding ER	—	3,886	—	—	—	3,886	3,886	50	—	2015	June 5, 2015	40
Hammond, LA	Long term acute care hospital	519	8,941	—	—	519	8,941	9,460	689	—	2003	December 14, 2012	40
Hausman, TX	Acute care general hospital	1,500	8,958	—	—	1,500	8,958	10,458	611	—	2013	March 1, 2013	40
Highland Village, TX	Freestanding ER	—	3,673	—	—	—	3,673	3,673	21	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	6,294	—	1980	September 17, 2010	40
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	9,173	—	1863	November 4, 2011	20
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	126	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	—	—	—	1,034	1,034	17	—	2015	May 1, 2015	34
Hot Springs, AR	Acute care general hospital	4,300	66,922	—	—	4,300	66,922	71,222	548	—	1985	August 31, 2015	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	8,028	—	2002	April 1, 2008	40
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	1,505	—	1978	February 13, 2015	40
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	1,076	—	2013	February 1, 2013	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	179	—	2013	December 1, 2013	40
Lubbock, TX	Rehabilitation hospital	—	21,241	—	—	—	21,241	21,241	260	—	2008	June 16, 2015	40
Lubbock, TX	Long term acute care hospital	—	10,725	—	—	—	10,725	10,725	134	—	2008	June 16, 2015	40
McKinney, TX	Freestanding ER	—	3,991	—	—	—	3,991	3,991	40	—	2015	July 31, 2015	30
Mesa, AZ	Acute care general hospital	4,900	97,980	2,242	—	7,142	97,980	105,122	5,977	—	2007	September 26, 2013	40
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	7,544	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,632	585	—	8,477	99,640	108,117	4,623	—	1920-2000	April 1, 2014	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2015			Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total		Encumbrances
(Amounts in thousands)
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	172	—	2014	January 1, 2014	40
Houston, TX	Acute care general hospital	4,757	56,238	(37)	1,259	5,427	56,790	62,217	12,848	—	2006	December 1, 2006	40
New Braunfels, TX	Long term acute care hospital	1,100	7,883	—	—	1,100	7,883	8,983	838	—	2007	September 30, 2011	40
Shenandoah, TX	Rehabilitation hospital	2,033	21,943	—	—	2,033	21,943	23,976	3,017	—	2008	June 17, 2010	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	168	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	2,112	13,400	2007	February 14, 2011	40
Altoona, WI	Acute care general hospital	—	29,048	—	—	—	29,048	29,048	945	—	2014	August 31, 2014	40
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	739	—	2014	March 1, 2014	40
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	683	—	2012	February 1, 2013	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	3,406	—	1964	May 9, 2007	40
Parker, CO	Freestanding ER	1,301	4,024	—	—	1,301	4,024	5,325	17	—	2015	November 6, 2015	40
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	119	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	1,710	—	2006	July 1, 2008	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	7,431	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	3,000	72,341	1,062	—	4,062	72,341	76,403	4,246	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,000	18,000	—	—	2,000	18,000	20,000	—	—	1953, 1973-1983	December 31, 2015	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	4,383	—	1964	April 18, 2007	40
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	696	—	2013	December 31, 2013	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	11,346	—	1974	August 10, 2007	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,360	1,629	22,683	24,312	5,757	—	1991	June 30, 2005	40
Richardson, TX	Rehabilitation hospital	2,219	17,419	—	—	2,219	17,419	19,638	2,395	—	2008	June 17, 2010	40
Addison, TX	Rehabilitation hospital	2,013	22,531	—	—	2,013	22,531	24,544	3,098	—	2008	June 17, 2010	40
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,218	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	905	—	1979	November 25, 2008	40
Sherman, TX	Acute care general hospital	4,491	24,802	—	—	4,491	24,802	29,293	775	—	1913, 1960-2010	October 31, 2014	40
Sienna, TX	Freestanding ER	999	3,591	—	—	999	3,591	4,590	120	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	931	—	2013	August 1, 2013	40
Houston, TX	Freestanding ER	1,423	3,770	—	—	1,423	3,770	5,193	79	—	2015	February 18, 2015	40
Thornton, CO	Freestanding ER	1,350	4,227	—	—	1,350	4,227	5,577	141	—	2014	August 29, 2014	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	2,998	—	2005	December 21, 2010	40
Victoria, TX	Long term acute care hospital	625	7,197	—	—	625	7,197	7,822	1,634	—	1998	December 1, 2006	40
Victoria, TX	Rehabilitation hospital	—	10,412	—	—	—	10,412	10,412	515	—	2013	December 31, 2013	40
League City, TX	Freestanding ER	—	3,645	—	—	—	3,645	3,645	46	—	2015	June 19, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2015			Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total		Encumbrances
(Amounts in thousands)
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	5,001	—	1964	November 8, 2006	40
West Monroe, LA	Acute care general hospital	12,000	69,433	552	—	12,552	69,433	81,985	4,048	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	462	—	2012	October 14, 2011	40
West Valley City, UT	Acute care general hospital	5,516	58,314	—	—	5,516	58,314	63,830	11,198	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	3,559	—	1992	April 4, 2008	40

		$302,046	$2,632,473	$27,568	$29,503	$315,787	$2,675,803	$2,991,590	$232,675	$13,400

The changes in total real estate assets including real estate held for sale but excluding construction in progress, intangible lease asset, investment in direct financing leases, and mortgage loans for the years ended:

	December 31, 2015	December 31, 2014	December 31, 2013
COST
Balance at beginning of period	$2,040,727	$1,733,194	$1,189,552
Acquisitions	975,239	263,811	480,503
Transfers from construction in progress	23,163	41,772	81,347
Additions	7,376	84,831	7,749
Dispositions	(24,701)	(56,590)	(28,616)
Other	(30,214)	(26,291)	2,659

Balance at end of period	$2,991,590	$2,040,727	$1,733,194

The changes in accumulated depreciation including real estate assets held for sale for the years ended:

	December 31, 2015	December 31, 2014	December 31, 2013
ACCUMULATED DEPRECIATION
Balance at beginning of period	$181,441	$144,235	$114,399
Depreciation	60,796	46,935	33,349
Depreciation on disposed property	(8,887)	(9,213)	(3,513)
Other	(675)	(516)	—

Balance at end of period	$232,675	$181,441	$144,235

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	11.0%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	11.6%	2022		(1)	20,000	20,000	(2)
Desert Valley Hospital	11.0%	2017		(1)	12,500	12,500	(2)
Chino Valley Medical Center	11.0%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	10.6%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	9.6%	2032		(1)	100,000	100,000	(2)
Centinela Hospital Medical Center	11.0%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	11.2%	2024		(1)	20,000	20,000	(2)
St. Joseph Medical Center	8.5%	2025		(1)	30,000	30,000	(2)
St. Mary’s Medical Center	8.5%	2025		(1)	10,000	10,000	(2)
Lake Huron Medical Center	8.5%	2020		(1)	10,000	10,000	(2)
St. Clare’s Hospital(4)	8.5%	2020		(1)	100,000	100,000	(2)
Capella Mortgage Loan(6)	8.0%	2030		(1)	210,000	210,000	(2)

					$757,500	$757,500	(5)

(1)	There were no prior liens on loans as of December 31, 2015.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for federal income tax purposes is $757,500.
(4)	Mortgage loans covering four properties.
(5)	Excludes unamortized loan issue costs of $0.1 million at December 31, 2015.
(6)	Mortgage loans covering two properties.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2015, 2014, and 2013 are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
Balance at beginning of year	$397,500	$388,650	$368,650
Additions during year:
New mortgage loans and additional advances on existing loans	380,000	12,500	20,000

	777,500	401,150	388,650

Deductions during year:
Collection of principal	(20,000)	(3,650)	—

	(20,000)	(3,650)	—

Balance at end of year	$757,500	$397,500	$388,650

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(31)	Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(31)	Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)	Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33(31)	Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)	Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.40(27)	Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.41(31)	Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.42(34)	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington Trust, N.A., as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

Exhibit Number	Exhibit Title

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.22(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.23(30)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.24(31)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.25(35)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.26(35)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.28(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

10.29(33)	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.30*	Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.31*	Joinder and Amendment to Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

Exhibit Number	Exhibit Title

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Reserved.
(13)	Reserved.
(14)	Reserved.
(15)	Reserved.

(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.