Form 10-Q
period 2016-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2016-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32559

Commission file number 333-177186

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

As of May 5, 2016, Medical Properties Trust, Inc. had 237,871,522 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2016 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,395,836	$3,297,705
Mortgage loans	757,578	757,581
Net investment in direct financing leases	630,482	626,996

Gross investment in real estate assets	4,783,896	4,682,282
Accumulated depreciation and amortization	(280,099)	(257,928)

Net investment in real estate assets	4,503,797	4,424,354
Cash and cash equivalents	206,410	195,541
Interest and rent receivables	50,467	46,939
Straight-line rent receivables	90,791	82,155
Other loans	663,259	664,822
Other assets	195,671	195,540

Total Assets	$5,710,395	$5,609,351

Liabilities and Equity
Liabilities
Debt, net	$3,396,604	$3,322,541
Accounts payable and accrued expenses	139,443	137,356
Deferred revenue	21,585	29,358
Lease deposits and other obligations to tenants	16,615	12,831

Total liabilities	3,574,247	3,502,086
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 237,242 shares at March 31, 2016 and 236,744 shares at December 31, 2015	237	237
Additional paid in capital	2,595,725	2,593,827
Distributions in excess of net income	(413,108)	(418,650)
Accumulated other comprehensive loss	(51,482)	(72,884)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	2,131,110	2,102,268
Non-controlling interests	5,038	4,997

Total Equity	2,136,148	2,107,265

Total Liabilities and Equity	$5,710,395	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues
Rent billed	$74,061	$53,100
Straight-line rent	8,217	4,728
Income from direct financing leases	18,951	12,555
Interest and fee income	33,770	25,578

Total revenues	134,999	95,961
Expenses
Real estate depreciation and amortization	21,142	14,756
Property-related	901	351
General and administrative	11,471	10,905
Acquisition expenses	(1,065)	6,239

Total operating expenses	32,449	32,251

Operating income	102,550	63,710
Other income (expense)
Other income (expense)	369	(796)
Earnings (loss) from equity and other interests	(5,001)	103
Interest expense	(39,373)	(26,666)
Income tax expense	(319)	(375)

Net other expense	(44,324)	(27,734)

Income from continuing operations	58,226	35,976
Loss from discontinued operations	(1)	—

Net income	58,225	35,976
Net income attributable to non-controlling interests	(298)	(79)

Net income attributable to MPT common stockholders	$57,927	$35,897

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.24	$0.18
Loss from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.24	$0.18

Weighted average shares outstanding — basic	237,510	202,958

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.24	$0.17
Loss from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.24	$0.17

Weighted average shares outstanding — diluted	237,819	203,615

Dividends declared per common share	$0.22	$0.22

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$58,225	$35,976
Other comprehensive income:
Unrealized gain on interest rate swap	815	585
Foreign currency translation gain (loss)	20,587	(59,593)

Total comprehensive income (loss)	79,627	(23,032)
Comprehensive income (loss) attributable to non-controlling interests	(298)	(79)

Comprehensive income (loss) attributable to MPT common stockholders	$79,329	$(23,111)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net income	$58,225	$35,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,694	15,074
Direct financing lease interest accretion	(2,612)	(1,604)
Straight-line rent revenue	(8,217)	(4,728)
Share-based compensation	2,020	2,825
Amortization and write-off of deferred financing costs and debt discount	1,835	1,377
Other adjustments	(3,178)	(1,290)
Changes in:
Interest and rent receivables	(3,453)	667
Accounts payable and accrued liabilities	3,022	(6,271)

Net cash provided by operating activities	69,336	42,026
Investing activities
Cash paid for acquisitions and other related investments	—	(165,700)
Principal received on loans receivable	1,954	1,466
Investment in loans receivable	—	(80,301)
Construction in progress and other	(55,301)	(46,511)

Net cash used for investing activities	(53,347)	(291,046)
Financing activities
Revolving credit facilities, net	(455,000)	(285,000)
Proceeds from term debt	500,000	—
Payments of term debt	(74)	(71)
Distributions paid	(52,402)	(38,461)
Proceeds from sale of common shares, net of offering costs	—	479,966
Lease deposits and other obligations to tenants	3,371	(15,319)
Debt issuance costs paid and other financing activities	(8,173)	(126)

Net cash (used for) provided by financing activities	(12,278)	140,989

Increase (decrease) in cash and cash equivalents for period	3,711	(108,031)
Effect of exchange rate changes	7,158	(2,962)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$206,410	$33,548

Interest paid	$26,470	$22,832
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$52,386	$46,026

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,395,836	$3,297,705
Mortgage loans	757,578	757,581
Net investment in direct financing leases	630,482	626,996

Gross investment in real estate assets	4,783,896	4,682,282
Accumulated depreciation and amortization	(280,099)	(257,928)

Net investment in real estate assets	4,503,797	4,424,354
Cash and cash equivalents	206,410	195,541
Interest and rent receivables	50,467	46,939
Straight-line rent receivables	90,791	82,155
Other loans	663,259	664,822
Other assets	195,671	195,540

Total Assets	$5,710,395	$5,609,351

Liabilities and Capital
Liabilities
Debt, net	$3,396,604	$3,322,541
Accounts payable and accrued expenses	86,731	84,628
Deferred revenue	21,585	29,358
Lease deposits and other obligations to tenants	16,615	12,831
Payable due to Medical Properties Trust, Inc.	52,322	52,338

Total liabilities	3,573,857	3,501,696
Capital
General Partner — issued and outstanding — 2,368 units at March 31, 2016 and 2,363 units at December 31, 2015	21,848	21,773
Limited Partners:
Common units — issued and outstanding — 234,874 units at March 31, 2016 and 234,381 units at December 31, 2015	2,161,134	2,153,769
LTIP units — issued and outstanding — 292 units at March 31, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss	(51,482)	(72,884)

Total MPT Operating Partnership, L.P. Capital	2,131,500	2,102,658
Non-controlling interests	5,038	4,997

Total capital	2,136,538	2,107,655

Total Liabilities and Capital	$5,710,395	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2016	2015
Revenues
Rent billed	$74,061	$53,100
Straight-line rent	8,217	4,728
Income from direct financing leases	18,951	12,555
Interest and fee income	33,770	25,578

Total revenues	134,999	95,961
Expenses
Real estate depreciation and amortization	21,142	14,756
Property-related	901	351
General and administrative	11,471	10,905
Acquisition expenses	(1,065)	6,239

Total operating expenses	32,449	32,251

Operating income	102,550	63,710
Other income (expense)
Other income (expense)	369	(796)
Earnings (loss) from equity and other interests	(5,001)	103
Interest expense	(39,373)	(26,666)
Income tax expense	(319)	(375)

Net other expense	(44,324)	(27,734)

Income from continuing operations	58,226	35,976
Loss from discontinued operations	(1)	—

Net income	58,225	35,976
Net income attributable to non-controlling interests	(298)	(79)

Net income attributable to MPT Operating Partnership partners	$57,927	$35,897

Earnings per units — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.24	$0.18
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.24	$0.18

Weighted average units outstanding – basic	237,510	202,958

Earnings per units — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.24	$0.17
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.24	$0.17

Weighted average units outstanding—diluted	237,819	203,615

Dividends declared per unit	$0.22	$0.22

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$58,225	$35,976
Other comprehensive income:
Unrealized gain on interest rate swap	815	585
Foreign currency translation gain (loss)	20,587	(59,593)

Total comprehensive income (loss)	79,627	(23,032)
Comprehensive income (loss) attributable to non-controlling interests	(298)	(79)

Comprehensive income (loss) attributable to MPT Operating Partnership partners	$79,329	$(23,111)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net income	$58,225	$35,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,694	15,074
Direct financing lease interest accretion	(2,612)	(1,604)
Straight-line rent revenue	(8,217)	(4,728)
Unit-based compensation	2,020	2,825
Amortization and write-off of deferred financing costs and debt discount	1,835	1,377
Other adjustments	(3,178)	(1,290)
Changes in:
Interest and rent receivables	(3,453)	667
Accounts payable and accrued expenses	3,022	(6,271)

Net cash provided by operating activities	69,336	42,026
Investing activities
Cash paid for acquisitions and other related investments	—	(165,700)
Principal received on loans receivable	1,954	1,466
Investment in loans receivable	—	(80,301)
Construction in progress and other	(55,301)	(46,511)

Net cash used for investing activities	(53,347)	(291,046)
Financing activities
Revolving credit facilities, net	(455,000)	(285,000)
Proceeds from term debt	500,000	—
Payments of term debt	(74)	(71)
Distributions paid	(52,402)	(38,461)
Proceeds from sale of common shares, net of offering costs	—	479,966
Lease deposits and other obligations to tenants	3,371	(15,319)
Debt issuance costs paid and other financing activities	(8,173)	(126)

Net cash (used for) provided by financing activities	(12,278)	140,989

Increase (decrease) in cash and cash equivalents for period	3,711	(108,031)
Effect of exchange rate changes	7,158	(2,962)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$206,410	$33,548

Interest paid	$26,470	$22,832
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$52,386	$46,026

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U. S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such income will flow through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are located in the U.S. and Europe.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there were no material changes to these policies.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are continuing to evaluate this standard; however, we do not expect it to have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09.

Leases

In February 2016, the FASB issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is not effective for us until January 1, 2019 with early adoption permitted. We are continuing to evaluate this standard and the impact to us from both a lessor and a lessee perspective.

Variable Interest Entities

At March 31, 2016, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest Health, Inc. (“Ernest”) and Capella Healthcare, Inc. (“Capella”). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2016 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$998,447	Mortgage and other loans	$921,503
Equity investments	$55,489	Other assets	$6,239

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rents receivable), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of March 31, 2016, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Three Months Ended March 31,
	2016	2015
Assets Acquired
Land	$—	$14,844
Building	—	87,914
Intangible lease assets — subject to amortization (weighted average useful life 20 years)	—	7,242
Mortgage loans	—	40,000
Net investments in direct financing leases	—	10,700
Other loans	—	5,000

Total assets acquired	$—	$165,700

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Affiliates of Prime Healthcare Services, Inc. (“Prime”) is the tenant and operator pursuant to a master lease with a 10-year initial fixed term with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we funded a mortgage loan in the amount of $40 million, which has a 10-year term.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million leased to Ernest pursuant to the 2012 master lease which had an initial 20-year fixed term and three five year extension options. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition, we funded an acquisition loan in the amount of $5 million.

Development Activities

During the 2016 first quarter, we completed construction and began recording rental income on five acute care facilities that are leased to Adeptus Health Inc. (“Adeptus Health”), pursuant to the 2014 master lease agreement. In the first quarter of 2016, we began construction on four additional facilities pursuant to the master funding and development agreement with Adeptus Health executed in 2014.

See table below for a status update on our current development projects (in thousands):

Operator	Commitment	Costs Incurred as of March 31, 2016	Estimated Completion Date
Ernest	$19,212	$16,894	2Q 2016
Adeptus Health	12,639	8,734	2Q 2016
Adeptus Health	62,155	36,257	3Q 2016
Adeptus Health	61,997	8,745	2Q 2017
Adeptus Health	123,033	—	Various

	$279,036	$70,630

Leasing Operations

All of our leases are accounted for as operating leases except for the master lease of 15 Ernest facilities, five Prime facilities, and four Capella facilities which are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Minimum lease payments receivable	$2,571,638	$2,587,912
Estimated residual values	393,970	393,097
Less: Unearned income	(2,335,126)	(2,354,013)

Net investment in direct financing leases	$630,482	$626,996

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility. This former tenant continues to operate the facility and has made payments of approximately $1.5 million in 2016. We called their letter of credit for approximately $0.5 million in the 2016 first quarter. At March 31, 2016, we have less than $0.1 million of receivables outstanding with this tenant (net of reserves). Although no assurances can be made that we will not have any impairment charges or write-offs of receivables in the future, we believe our investment in Twelve Oaks at March 31, 2016 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2016	As of December 31, 2015
Mortgage loans	$757,578	$757,581
Acquisition loans	610,003	610,469
Working capital and other loans	53,256	54,353

	$1,420,837	$1,422,403

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At March 31, 2016, acquisition loans includes $114.4 million in loans to Ernest plus $487.7 million related to Capella (which was repaid in full as of April 30, 2016 – see Note 10 for further details).

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At March 31, 2016, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into an additional 15.1% equity interest in the operator.

Concentrations of Credit Risk

Our revenue concentration for the three months ended March 31, 2016 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$28,897	21.4%	$24,021	25.0%
MEDIAN	23,510	17.4%	15,210	15.9%
Capella	21,477	15.9%	—	—
Ernest	16,406	12.2%	14,700	15.3%
Adeptus Health	7,676	5.7%	3,405	3.6%

Revenue by U.S. State and Country

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$24,472	18.1%	$21,016	21.9%
California	16,597	12.3%	16,539	17.2%
All other states	69,315	51.4%	42,114	43.9%

Total U.S.	$110,384	81.8%	$79,669	83.0%

Germany	$23,510	17.4%	$15,210	15.9%
United Kingdom, Italy, and Spain	1,105	0.8%	1,082	1.1%

Total International	$24,615	18.2%	$16,292	17.0%

Grand Total	$134,999	100.0%	$95,961	100.0%

From an asset basis, our concentration as of March 31, 2016 as compared to December 31, 2015 is as follows (dollars in thousands):

Gross Assets by Operator

	As of March 31, 2016		As of December 31, 2015
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)		(A)

Prime	$1,125,994	19.9%	$1,032,353	17.1%
MEDIAN	1,080,381	19.1%	1,031,039	17.1%
Ernest	581,087	10.3%	579,182	9.6%
Capella	510,895	9.0%	1,059,989	17.6%
Adeptus Health	500,000	8.8%	500,000	8.3%

Gross Assets by U.S. State and Country

	As of March 31, 2016		As of December 31, 2015
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)		(A)

Texas	$1,077,738	19.0%	$1,060,990	17.6%
California	547,082	9.7%	547,085	9.1%
All other states	2,588,647	45.7%	3,047,204	50.4%
Other domestic assets	185,394	3.3%	177,317	3.1%

Total U.S.	$4,398,861	77.7%	$4,832,596	80.2%

Germany	$1,080,381	19.1%	$1,031,039	17.1%
United Kingdom, Italy, and Spain	161,880	2.9%	161,317	2.7%
Other international assets	21,708	0.3%	10,970	—

Total International	$1,263,969	22.3%	$1,203,326	19.8%

Grand Total	$5,662,830	100.0%	$6,035,922	100.0%

(A)	Gross Assets represents total assets plus accumulated depreciation/amortization assuming all real estate commitments as of the period end are fully funded and the completion of the subsequent Capella transaction.

On an individual property basis, we had no investment of any single property greater than 2.0% of our total assets as of March 31, 2016.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2016		As of December 31, 2015
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$645,000	Variable	$1,100,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	2,079		2,168

	352,079		352,168

2013 Senior Unsecured Notes (A)	227,600	5.750%	217,240	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	300,000	5.500%
2015 Senior Unsecured Notes (A)	569,000	4.000%	543,100	4.000%
2016 Senior Unsecured Notes	500,000	6.375%	—	—
Term loans	263,326	Various	263,400	Various

	$3,432,005		$3,350,908
Debt issue costs, net	(35,401)		(28,367)

	$3,396,604		$3,322,541

(A)	These notes are Euro-denominated and reflect the exchange rate at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$125,225
2017	320
2018	657,781
2019	250,000
2020	227,600
Thereafter	2,169,000

Total	$3,429,926

On February 22, 2016, we completed a $500 million senior unsecured notes offering (“2016 Senior Unsecured Notes”), proceeds of which were used to repay borrowings under our Revolving credit facility. Interest on the notes will be payable on March 1 and September 1 of each year, commencing on September 1, 2016. Interest on the notes will be paid in cash at a rate of 6.375% per year. The notes mature on March 1, 2024. We may redeem some or all of the notes at any time prior to March 1, 2019 at a “make whole” redemption price. On or after March 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to March 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 106.375% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $2.1 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through March 31, 2016 and therefore, there was no income statement effect recorded during the three month periods ended March 31, 2016 or 2015. We do expect current losses included in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months. At March 31, 2016 and December 31, 2015, we have posted $1.2 million and $1.7 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2016, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At March 31, 2016, we were in compliance with all such financial and operating covenants.

At March 31, 2016, the total leverage ratio covenant in our credit facility was 70% and the unsecured leverage ratio covenant was 77.5%. In June 2016, the total leverage ratio will reset to 60%, and in September 2016, the unsecured leverage ratio will reset to 65%. With the subsequent sale of certain assets as more fully described in Note 10, we are currently in compliance with the reset leverage covenants.

5. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

On March 1, 2016, we updated our at-the-market equity offering program, which gives us the ability to sell up to $227 million of stock with a commission rate of 1.25%. We did not sell any stock under this program during the three month period ending March 31, 2016.

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

MPT Operating Partnership, L.P.

At March 31, 2016, the Company has a 99.8% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the three months ended March 31, 2015, the partnership issued 34.5 million units in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 5,615,497 shares remain available for future stock awards as of March 31, 2016. We awarded the following during the 2016 and 2015 first quarters:

Time-based awards —We granted 45,528 shares to independent directors in 2016 and 217,177 shares to management, independent directors and certain employees in 2015 of time-based restricted stock. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards—Our management team and certain employees were awarded 176,046 performance based awards in 2015. No such awards have been granted in 2016. These awards vest ratably over a three-year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017. Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards—We awarded 505,050 shares in 2015 of multi-year performance-based awards to management. No such awards have been granted in 2016. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	March 31, 2016		December 31, 2015
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$50,467	$50,407	$46,939	$46,858
Loans (1)	507,285	541,228	508,851	543,859
Debt, net	(3,396,604)	(3,488,845)	(3,322,541)	(3,372,773)

(1)	Excludes loans related to Ernest and Capella since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and Capella along with their related loans are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2016.

At March 31, 2016, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$310,000	$310,000	Mortgage loans
Acquisition and other loans	603,552	603,552	Other loans
Equity investments	7,349	7,349	Other assets

	$920,901	$920,901

Our mortgage loans with Ernest and Capella are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest and Capella are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2016.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections are provided by Ernest and Capella. However, we will modify such projections (including underlying assumptions used) as needed based on our review and analysis of Ernest and Capella’s historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(135)
- 100 basis points	135

Because the fair value of the Ernest and Capella investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first quarter of 2016 or 2015. To date, we have not received any distribution payments from our equity investment in Ernest or Capella.

As more fully described in Note 10, in April 2016, we sold our equity interest in Capella at our cost and all loans were repaid in full.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$58,226	$35,976
Non-controlling interests’ share in net income	(298)	(79)
Participating securities’ share in earnings	(144)	(266)

Income from continuing operations, less participating securities’ share in earnings	57,784	35,631
Loss from discontinued operations	(1)	—

Net income, less participating securities’ share in earnings	$57,783	$35,631

Denominator:
Basic weighted-average common shares	237,510	202,958
Dilutive potential common shares	309	657

Dilutive weighted-average common shares	237,819	203,615

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$58,226	$35,976
Non-controlling interests’ share in net income	(298)	(79)
Participating securities’ share in earnings	(144)	(266)

Income from continuing operations, less participating securities’ share in earnings	57,784	35,631
Loss from discontinued operations	(1)	—

Net income, less participating securities’ share in earnings	$57,783	$35,631

Denominator:
Basic weighted-average units	237,510	202,958
Dilutive potential units	309	657

Diluted weighted-average units	237,819	203,615

9. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

Capella Transaction

On March 21, 2016, we entered into definitive agreements with RegionalCare Hospital Partners, Inc. (“RegionalCare”), an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), under which our investment in the operations of Capella Healthcare, Inc. (“Capella”) would be merged with and into RegionalCare.

On April 29, 2016, this transaction closed and funded, effective April 30, 2016. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the Capella transaction that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma, that we made to subsidiaries of Capella in connection with the Capella transaction on August 31, 2015. We have made a new $93 million loan for a hospital property in Olympia, Washington, that is expected to be converted to a sale and leaseback arrangement upon regulatory approval. Additionally, we and an Apollo affiliate have invested $50 million each in unsecured senior notes issued by RegionalCare. The net proceeds from this transaction represent the recoverability of our investment in full; therefore, no gain or loss will be recorded in the 2016 second quarter, except for transaction costs incurred, which we estimate to be approximately $5 to $8 million. We used proceeds from this transaction to further pay down our revolving credit facility.

MPT will maintain its ownership of five Capella hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property, have been amended for various things, including a slight shortening of the initial fixed lease term, increase in the security deposit, and the elimination of the lessees’ purchase option provisions.

Other Activity

Subsequent to April 30, 2016, we acquired an acute hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime pursuant to a fifth master lease, which has a 15-year term with three five-year extension options, plus consumer price-indexed increases, limited to a 2% floor. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such additions will be added to the basis upon which the lessee will pay us rents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain, and Italy) economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain, and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2015 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2016, there were no material changes to these policies.

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

At March 31, 2016, our portfolio consisted of 206 properties leased or loaned to 29 operators, of which 8 are under development and 14 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands) :

	As of March 31, 2016	% of Total	As of December 31, 2015	% of Total
Real estate owned (gross)(1)	$4,026,318	70.5%	$3,924,701	70.0%
Mortgage loans	757,578	13.3%	757,581	13.5%
Other loans	663,259	11.6%	664,822	11.9%
Other assets(1)	263,240	4.6%	262,247	4.6%

Total assets	$5,710,395	100.0%	$5,609,351	100.0%

(1)	Includes $1.3 billion of healthcare real estate assets in Europe at March 31, 2016 and December 31, 2015.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended March 31, 2016	% of Total	For the Three Months Ended March 31, 2015	% of Total
General Acute Care Hospitals(1)(2)	$83,510	61.9%	$54,053	56.3%
Rehabilitation Hospitals(2)	38,123	28.2%	28,466	29.7%
Long-term Acute Care Hospitals	13,366	9.9%	13,442	14.0%

Total revenue	$134,999	100.0%	$95,961	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $24.6 million and $16.3 million in revenue from our healthcare real estate assets in Europe in 2016 and 2015, respectively.

We have 54 employees as of May 5, 2016. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2016 Compared to March 31, 2015

Net income for the three months ended March 31, 2016, was $57.9 million, compared to $35.9 million for the three months ended March 31, 2015. This increase is due primarily to additional revenue from the MEDIAN and Capella investments in 2015, along with completed development projects. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $83.5 million, or $0.35 per diluted share for the 2016 first quarter as compared to $56.9 million, or $0.28 per diluted share for the 2015 first quarter. This 25% increase in FFO per share is primarily due to the increase in revenue from acquisitions and completed development projects since March 2015.

A comparison of revenues for the three month periods ended March 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016	% of Total	2015	% of Total	Year over Year Change
Rent billed	$74,061	54.9%	$53,100	55.3%	39.5%
Straight-line rents	8,217	6.1%	4,728	4.9%	73.8%
Income from direct financing leases	18,951	14.0%	12,555	13.1%	50.9%
Interest and fee income from loans	33,770	25.0%	25,578	26.7%	32.0%

Total revenue	$134,999	100.0%	$95,961	100.0%	40.7%

Our total revenue for the 2016 first quarter is up $39 million or 40.7% over the prior year. This increase is made up of the following:

•	Operating lease revenue (includes rent billed and straight-line rent) – up $24.5 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases, $21.4 million is from incremental revenue from acquisitions made after March 2015 ($17.7 million of which relates to MEDIAN), and $4.3 million is incremental revenue from development properties that were completed and placed into service in 2015 and 2016, partially offset by dispositions and the impact of foreign currency.

•	Income from direct financing leases – up $6.4 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases and $6.2 million is from acquisitions made after March 2015, of which $5.9 million relates to Capella.

•	Interest from loans – up $8.2 million over the prior year primarily due to $9.8 million from the Capella loans partially offset by a decrease of interest due to the conversion of MEDIAN loans into leasing arrangements during 2015. As discussed in Note 10 in Item 1 of this Form 10-Q, the Capella acquisition loan of $487.7 million and mortgage loans of $210 million were paid in full on April 29, 2016.

Real estate depreciation and amortization during the first quarter of 2016 increased to $21.1 million from $14.8 million in 2015, due to the incremental depreciation from the properties acquired and the development properties completed in 2015 and the first quarter of 2016.

Acquisition expenses decreased to $(1.1) million from $6.2 million in the prior year. In 2016, we made an adjustment of $1.9 million due to a decrease in our estimate of real estate transfer taxes due on our 2015 acquisitions in Germany. The acquisition expenses in 2015 primarily related to the MEDIAN transaction.

General and administrative expenses totaled $11.5 million for the 2016 first quarter, which is 8.5% of total revenues, down from 11.4% of total revenues in the prior year first quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $0.6 million from the prior year first quarter due to international administrative expenses, which are up as a result of the growth and expansion of our company.

Earnings from our equity interest declined from $0.1 million of income in the 2015 first quarter to a loss of $(5.0) million in 2016. The loss in 2016 includes $5.3 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties.

Interest expense, for the quarters ended March 31, 2016 and 2015, totaled $39.4 million and $26.7 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2015 and 2016 Senior Unsecured Notes and our expanded credit facility. Our weighted average interest rate is slightly lower period over period – 4.8% for the first quarter of 2016 compared to 5.2% for the first quarter of 2015. See Note 4 in Item 1 to this Form 10-Q for further information on our debt activities.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended March 31, 2016, was primarily due to our European investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in many entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S and foreign net deferred tax assets at March 31, 2016. In the future, if we determine that it is more likely than not that we will realize our U.S. and foreign net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
FFO information:
Net income attributable to MPT common stockholders	$57,927	$35,897
Participating securities’ share in earnings	(144)	(266)

Net income, less participating securities’ share in earnings	$57,783	$35,631
Depreciation and amortization	21,472	14,756
Gain on sale of real estate	(40)	—

Funds from operations	$79,215	$50,387
Acquisition expenses	4,233	6,239
Unutilized financings fees / debt refinancing costs	4	238

Normalized funds from operations	$83,452	$56,864

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.24	$0.17
Depreciation and amortization	0.09	0.08

Funds from operations	$0.33	$0.25
Acquisition expenses	0.02	0.03

Normalized funds from operations	$0.35	$0.28

LIQUIDITY AND CAPITAL RESOURCES

2016 Cash Flow Activity

During the 2016 first quarter, we generated $69.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $52.4 million and certain investing activities.

On February 22, 2016, we completed the 2016 Senior Unsecured Notes offering for $500 million senior unsecured notes offering. We used the net proceeds from this offering to pay down our revolving credit facility by $455 million and fund our remaining investing activities including the funding of our development activities.

Subsequent to March 31, 2016, we closed on the Capella transaction (as further discussed in Note 10 to Item 1 of this Form 10-Q) resulting in net proceeds of $550 million. We used these proceeds to further reduce our revolving credit facility.

2015 Cash Flow Activity

During the 2015 first quarter, we generated $42.0 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $38.5 million and certain investing activities including the additional funding of our development activities.

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

Short-term Liquidity Requirements: As of March 31, 2016, we have $125.2 million in debt principal payments due in 2016 — see debt maturity schedule below. At May 5, 2016 and subsequent to the Capella transaction, our availability under our revolving credit facility plus cash on-hand approximated $1.3 billion. We have an at-the-market equity offering program under which we may sell up to $227 million in shares, which may be used for general corporate purposes as needed. We believe any excess availability in our revolving credit facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to June 2019), we have less than $150 million in debt principal payments due between now and June 2019 (see debt maturity schedule below). With our liquidity at May 5, 2016 of approximately $1.3 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) currently.

However, access to capital is an integral part of our business plan. In order to fund debt maturities coming due in 2019 and later years, and as we consider strategic investment opportunities, while maintaining compliance with our debt covenants (as described in Note 4 to Item 1 of this Form 10-Q), we believe additional capital will be needed and we may access one or a combination of the following:

•	sale of equity securities,

•	proceeds from strategic property or other asset sales,

•	entering into new bank term loans,

•	issuing of new U.S. dollar or euro denominated debt securities, including senior unsecured notes,

•	entering into joint venture arrangements, and/or

•	amending our current credit facility.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of March 31, 2016, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$125,225
2017	320
2018	657,781
2019	250,000
2020	227,600
Thereafter	2,169,000

Total	$3,429,926

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except for the issuance of the 2016 Senior Unsecured Notes and the subsequent pay down of our revolving credit facility, there have been no significant changes in those obligations during the three months ended March 31, 2016. See Note 4 of Item 1 of this Form 10-Q for more detailed information.

The following table updates our contractual obligations schedule for the reduction in our revolving credit facility and for the 2016 Senior Unsecured Notes offering (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$15,768	$664,272	$—	$—	$680,040
2016 Senior Unsecured Notes	32,583	63,750	63,750	595,625	755,708

(1)	As of March 31, 2016, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at March 31, 2016 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2016:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. See Note 4 in Item 1 to this Form 10-Q for any restrictions placed on dividends by our existing credit facility.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2016, our outstanding debt totaled $3.4 billion, which consisted of fixed-rate debt of approximately $2.5 billion (including $125.0 million of floating debt swapped to fixed) and variable rate debt of $0.9 billion. If market interest rates increase by 1%, the fair value of our fixed rate debt at March 31, 2016 would decrease by $3.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.9 billion, the balance of such variable rate debt at March 31, 2016.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the Euro and British Pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the Euro to U.S. dollar and the British Pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2016 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $2.9 million. Based solely on operating results to-date in 2016 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by less than $0.3 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits

Exhibit Number	Description

4.1(1)	Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.1*	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer (Principal Accounting Officer)

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.1*	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
*	Filed herewith.