Form 10-Q
period 2016-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2016-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(205) 969-3755

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

As of August 1, 2016, Medical Properties Trust, Inc. had 243,138,873 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2016, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,482,199	$3,297,705
Real estate held for sale	63,074	—
Mortgage loans	549,337	757,581
Net investment in direct financing leases	528,747	626,996

Gross investment in real estate assets	4,623,357	4,682,282
Accumulated depreciation and amortization	(278,590)	(257,928)

Net investment in real estate assets	4,344,767	4,424,354
Cash and cash equivalents	181,561	195,541
Interest and rent receivables	47,699	46,939
Straight-line rent receivables	95,988	82,155
Other loans	259,329	664,822
Other assets	188,589	195,540

Total Assets	$5,117,933	$5,609,351

Liabilities and Equity
Liabilities
Debt, net	$2,758,635	$3,322,541
Accounts payable and accrued expenses	148,218	137,356
Deferred revenue	20,997	29,358
Lease deposits and other obligations to tenants	22,845	12,831

Total Liabilities	2,950,695	3,502,086
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 240,341 shares at June 30, 2016 and 236,744 shares at December 31, 2015	240	237
Additional paid in capital	2,642,281	2,593,827
Distributions in excess of net income	(414,657)	(418,650)
Accumulated other comprehensive loss	(65,340)	(72,884)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	2,162,262	2,102,268
Non-controlling interests	4,976	4,997

Total Equity	2,167,238	2,107,265

Total Liabilities and Equity	$5,117,933	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Rent billed	$77,960	$53,893	$152,021	$106,994
Straight-line rent	8,551	5,252	16,768	9,980
Income from direct financing leases	13,552	12,808	32,503	25,363
Interest and fee income	26,237	27,848	60,007	53,425

Total revenues	126,300	99,801	261,299	195,762
Expenses
Real estate depreciation and amortization	22,832	14,956	43,974	29,712
Impairment charges	7,375	—	7,375	—
Property-related	784	530	1,685	881
General and administrative	12,045	10,642	23,516	21,547
Acquisition expenses	4,767	25,809	3,702	32,048

Total operating expenses	47,803	51,937	80,252	84,188

Operating income	78,497	47,864	181,047	111,574
Other income (expense)
Interest expense	(41,501)	(26,890)	(80,874)	(53,556)
Gain on sale of real estate and other asset dispositions, net	16,638	—	16,678	—
Earnings (loss) from equity and other interests	1,200	1,853	(3,801)	1,956
Other income (expense)	(546)	225	(217)	(571)
Income tax expense	(364)	(563)	(683)	(938)

Net other expense	(24,573)	(25,375)	(68,897)	(53,109)

Income from continuing operations	53,924	22,489	112,150	58,465
Loss from discontinued operations	—	—	(1)	—

Net income	53,924	22,489	112,149	58,465
Net income attributable to non-controlling interests	(200)	(82)	(498)	(161)

Net income attributable to MPT common stockholders	$53,724	$22,407	$111,651	$58,304

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.23	$0.11	$0.47	$0.28
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.23	$0.11	$0.47	$0.28

Weighted average shares outstanding — basic	238,082	208,071	237,796	205,515

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.22	$0.11	$0.47	$0.28
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.22	$0.11	$0.47	$0.28

Weighted average shares outstanding — diluted	239,008	208,640	238,413	206,127

Dividends declared per common share	$0.23	$0.22	$0.45	$0.44

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$53,924	$22,489	$112,149	$58,465
Other comprehensive income:
Unrealized gain on interest rate swap	825	730	1,640	1,315
Foreign currency translation gain (loss)	(14,683)	20,307	5,904	(39,286)

Total comprehensive income	40,066	43,526	119,693	20,494
Comprehensive income attributable to non-controlling interests	(200)	(82)	(498)	(161)

Comprehensive income attributable to MPT common stockholders	$39,866	$43,444	$119,195	$20,333

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
(In thousands)
Operating activities
Net income	$112,149	$58,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,170	30,564
Straight-line rent revenue	(17,268)	(9,980)
Straight-line rent and other write-off	3,063	—
Impairment charges	7,375	—
Direct financing lease interest accretion	(4,766)	(3,279)
Share-based compensation	4,152	5,645
Gain from sale of real estate and other asset dispositions, net	(16,678)	—
Amortization and write-off of deferred financing costs and debt discount	3,897	2,770
Other adjustments	(6,605)	(2,383)
Changes in:
Interest and rent receivable	(2,743)	(15,685)
Accounts payable and accrued expenses	9,544	21,327

Net cash provided by operating activities	137,290	87,444
Investing activities
Cash paid for acquisitions and other related investments	(109,991)	(562,633)
Net proceeds from sale of real estate	89,165	—
Principal received on loans receivable	705,501	354,952
Investment in loans receivable	(96,504)	(347,768)
Construction in progress and other	(108,065)	(86,053)
Investment in unsecured senior notes	(50,000)	—
Proceeds from sale of unsecured senior notes	50,000	—

Net cash provided by (used for) investing activities	480,106	(641,502)
Financing activities
Revolving credit facilities, net	(1,075,000)	80,586
Proceeds from debt	500,000	—
Payments of term debt	(147)	(140)
Distributions paid	(104,788)	(84,487)
Proceeds from sale of common shares, net of offering costs	44,306	479,902
Lease deposits and other obligations to tenants	9,593	(14,453)
Debt issuance costs paid and other financing activities	(8,465)	(662)

Net cash (used for) provided by financing activities	(634,501)	460,746

Increase (decrease) in cash and cash equivalents for period	(17,105)	(93,312)
Effect of exchange rate changes	3,125	(5,325)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$181,561	$45,904

Interest paid	$57,118	$52,130
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$55,272	$46,026

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,482,199	$3,297,705
Real estate held for sale	63,074	—
Mortgage loans	549,337	757,581
Net investment in direct financing leases	528,747	626,996

Gross investment in real estate assets	4,623,357	4,682,282
Accumulated depreciation and amortization	(278,590)	(257,928)

Net investment in real estate assets	4,344,767	4,424,354
Cash and cash equivalents	181,561	195,541
Interest and rent receivables	47,699	46,939
Straight-line rent receivables	95,988	82,155
Other loans	259,329	664,822
Other assets	188,589	195,540

Total Assets	$5,117,933	$5,609,351

Liabilities and Capital
Liabilities
Debt, net	$2,758,635	$3,322,541
Accounts payable and accrued expenses	92,623	84,628
Deferred revenue	20,997	29,358
Lease deposits and other obligations to tenants	22,845	12,831
Payable due to Medical Properties Trust, Inc.	55,205	52,338

Total Liabilities	2,950,305	3,501,696
Capital
General Partner — issued and outstanding — 2,400 units at June 30, 2016 and 2,363 units at December 31, 2015	22,299	21,773
Limited Partners:
Common units — issued and outstanding — 237,941 units at June 30, 2016 and 234,381 units at December 31, 2015	2,205,693	2,153,769
LTIP units — issued and outstanding — 292 units at June 30, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss	(65,340)	(72,884)

Total MPT Operating Partnership, L.P. Capital	2,162,652	2,102,658
Non-controlling interests	4,976	4,997

Total Capital	2,167,628	2,107,655

Total Liabilities and Capital	$5,117,933	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2016	2015	2016	2015
Revenues
Rent billed	$77,960	$53,893	$152,021	$106,994
Straight-line rent	8,551	5,252	16,768	9,980
Income from direct financing leases	13,552	12,808	32,503	25,363
Interest and fee income	26,237	27,848	60,007	53,425

Total revenues	126,300	99,801	261,299	195,762
Expenses
Real estate depreciation and amortization	22,832	14,956	43,974	29,712
Impairment charges	7,375	—	7,375	—
Property-related	784	530	1,685	881
General and administrative	12,045	10,642	23,516	21,547
Acquisition expenses	4,767	25,809	3,702	32,048

Total operating expenses	47,803	51,937	80,252	84,188

Operating income	78,497	47,864	181,047	111,574
Other income (expense)
Interest expense	(41,501)	(26,890)	(80,874)	(53,556)
Gain on sale of real estate and other asset dispositions, net	16,638	—	16,678	—
Earnings (loss) from equity and other interests	1,200	1,853	(3,801)	1,956
Other income (expense)	(546)	225	(217)	(571)
Income tax expense	(364)	(563)	(683)	(938)

Net other expense	(24,573)	(25,375)	(68,897)	(53,109)

Income from continuing operations	53,924	22,489	112,150	58,465
Loss from discontinued operations	—	—	(1)	—

Net income	53,924	22,489	112,149	58,465
Net income attributable to non-controlling interests	(200)	(82)	(498)	(161)

Net income attributable to MPT Operating Partnership partners	$53,724	$22,407	$111,651	$58,304

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.23	$0.11	$0.47	$0.28
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.23	$0.11	$0.47	$0.28

Weighted average units outstanding — basic	238,082	208,071	237,796	205,515

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.22	$0.11	$0.47	$0.28
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.22	$0.11	$0.47	$0.28

Weighted average units outstanding — diluted	239,008	208,640	238,413	206,127

Dividends declared per unit	$0.23	$0.22	$0.45	$0.44

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$53,924	$22,489	$112,149	$58,465
Other comprehensive income:
Unrealized gain on interest rate swap	825	730	1,640	1,315
Foreign currency translation gain (loss)	(14,683)	20,307	5,904	(39,286)

Total comprehensive income	40,066	43,526	119,693	20,494
Comprehensive income attributable to non-controlling interests	(200)	(82)	(498)	(161)

Comprehensive income attributable to MPT Operating Partnership Partners	$39,866	$43,444	$119,195	$20,333

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
(In thousands)
Operating activities
Net income	$112,149	$58,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,170	30,564
Straight-line rent revenue	(17,268)	(9,980)
Straight-line rent and other write-off	3,063	—
Impairment charges	7,375	—
Direct financing lease interest accretion	(4,766)	(3,279)
Unit-based compensation	4,152	5,645
Gain from sale of real estate and other asset dispositions, net	(16,678)	—
Amortization and write-off of deferred financing costs and debt discount	3,897	2,770
Other adjustments	(6,605)	(2,383)
Changes in:
Interest and rent receivable	(2,743)	(15,685)
Accounts payable and accrued expenses	9,544	21,327

Net cash provided by operating activities	137,290	87,444
Investing activities
Cash paid for acquisitions and other related investments	(109,991)	(562,633)
Net proceeds from sale of real estate	89,165	—
Principal received on loans receivable	705,501	354,952
Investment in loans receivable	(96,504)	(347,768)
Construction in progress and other	(108,065)	(86,053)
Investment in unsecured senior notes	(50,000)	—
Proceeds from sale of unsecured senior notes	50,000	—

Net cash provided by (used for) investing activities	480,106	(641,502)
Financing activities
Revolving credit facilities, net	(1,075,000)	80,586
Proceeds from debt	500,000	—
Payments of term debt	(147)	(140)
Distributions paid	(104,788)	(84,487)
Proceeds from sale of units, net of offering costs	44,306	479,902
Lease deposits and other obligations to tenants	9,593	(14,453)
Debt issuance costs paid and other financing activities	(8,465)	(662)

Net cash (used for) provided by financing activities	(634,501)	460,746

Increase (decrease) in cash and cash equivalents for period	(17,105)	(93,312)
Effect of exchange rate changes	3,125	(5,325)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$181,561	$45,904

Interest paid	$57,118	$52,130
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$55,272	$46,026

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such income will flow through our REIT.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, there were no material changes to these policies.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The ASU is not effective for us until January 1, 2019. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Variable Interest Entities

At June 30, 2016, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest Health, Inc. (“Ernest”). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2016 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$295,822	Mortgage and other loans	$226,101
Equity investments	$37,309	Other assets	$328

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of June 30, 2016, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 7 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Six Months Ended June 30,
	2016	2015
Assets Acquired
Land and land improvements	$9,398	$62,434
Building	37,593	390,320
Intangible lease assets — subject to amortization (weighted average useful life 25.8 years)	—	42,262
Mortgage loans	—	40,000
Net investments in direct financing leases	63,000	10,700
Other loans	—	16,917

Total assets acquired	$109,991	$562,633
Loans repaid (1)	—	(183,826)

Total net assets acquired	$109,991	$378,807

(1)	Loans advanced to MEDIAN in 2014 and repaid in 2015 as a part of the MEDIAN transaction.

The purchase price allocations attributable to the 2016 and certain 2015 acquisitions are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2016 Activity

On May 2, 2016, we acquired an acute hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to a fifth master lease, which has a 15-year term with three five-year extension options, plus consumer price-indexed increases, limited to a 2% floor. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such additions will be added to the basis upon which the lessee will pay us rents.

On June 22, 2016, we closed on the final Median Kliniken S.à r.l., (“MEDIAN”) property for a purchase price of €41.6 million. See “2015 Activity” for a description of the initial MEDIAN Transaction.

From the respective acquisition dates, the properties acquired in 2016 contributed $1.1 million of revenue and income (excluding related acquisition expenses), for the three and six months ended June 30, 2016. In addition, we incurred $2.4 million of acquisition-related costs on the 2016 acquisitions for both the three and six months ended June 30, 2016.

2015 Activity

MEDIAN Transaction

On April 29, 2015, we entered into a series of definitive agreements with MEDIAN, a German provider of post-acute and acute rehabilitation services, to acquire the real estate assets of 32 hospitals owned by MEDIAN for an aggregate purchase price of approximately €688 million. Upon acquisition, each property became subject to a master lease between us and MEDIAN providing for the leaseback of the property to MEDIAN. The master lease had an initial term of 27 years and provided for an initial GAAP lease rate of 9.3%, with annual escalators at the greater of one percent or 70% of the German consumer price index.

MEDIAN is owned by an affiliate of Waterland Private Equity Fund V C.V. (“Waterland”), which acquired 94.9% of the outstanding equity interests in MEDIAN, and by a subsidiary of our operating partnership, which acquired the remaining 5.1% of the outstanding equity interests in MEDIAN, each in December 2014. In December 2014, we provided interim acquisition loans to affiliates of Waterland and MEDIAN in connection with Waterland’s acquisition of its stake in MEDIAN in an aggregate amount of approximately €425 million. In addition, we made further loans to MEDIAN during the first half of 2015 in an aggregate amount of approximately €240 million, which were used by MEDIAN to repay existing debt on properties we acquired.

Closing of the sale-leaseback transactions began in the second quarter of 2015. At each closing, the purchase price for each facility was reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN as described above and against the amount of any debt assumed or repaid by us in connection with the closing. As of June 30, 2015, we had closed on 17 properties for an aggregate amount of €317 million.

Other Acquisitions

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed long-term acute care hospital, for an aggregate purchase price of $31.5 million. We entered into a 20-year lease with Ernest for the rehabilitation hospital, which provides for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that has a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest is operating the rehabilitation hospital in a joint venture with Covenant Health System, while the long-term acute care hospital continues to be operated by Fundamental Health under a new sublease with Ernest.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million leased to Ernest pursuant to the 2012 master lease which had an original 20-year fixed term and three five-year extension options. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition, we funded an acquisition loan in the amount of $5 million.

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Affiliates of Prime is the tenant and operator pursuant to a new master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease has a 10-year initial fixed term with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we funded a mortgage loan in the amount of $40 million, which has a 10-year term.

From the respective acquisition dates, the properties and other assets acquired in 2015 contributed $4.2 million and $3.5 million of revenue and income (excluding related acquisition expenses), respectively, for the three months ended June 30, 2015. From the respective acquisition dates, the properties and other assets acquired in 2015 contributed $6.2 million and $4.9 million of revenue and income (excluding related acquisition expenses), respectively, for the six months ended June 30, 2015. In addition, we incurred $22.6 million and $26.7 million of acquisition-related costs on the 2015 acquisitions for the three and six months ended June 30, 2015, respectively.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and six months ended June 30, 2015, as if each acquisition (including completed development projects) was completed on January 1, 2015. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total revenues	$109	$219
Net income	$50	$100
Net income per share/unit — diluted	$0.21	$0.42

Development Activities

During the first six months of 2016, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) – We completed seven acute care facilities for this tenant during 2016. These facilities are leased pursuant to the master leases entered into in both 2014 and 2015 and are cross-defaulted with each other and with the original master lease executed in 2013.

•	Ernest Toledo – This inpatient rehabilitation facility located in Toledo, Ohio opened on April 1, 2016 and is being leased to Ernest pursuant to the original 2012 master lease.

See table below for a status update on our current domestic development projects (in thousands):

Property	Commitment	Costs Incurred as of 06/30/16	Estimated Completion Date
Adeptus Health	$62,154	$43,763	3Q 2016
Adeptus Health	53,836	15,343	4Q 2016
Adeptus Health	5,730	206	1Q 2017
Adeptus Health	61,997	16,311	2Q 2017
Adeptus Health	71,331	—	Various

	$255,048	$75,623

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Spain, for an aggregate purchase and development price to us of approximately €21.4 million. The acquisition was effected through a joint venture between us and clients of AXA Real Estate, in which we will own a 50% interest. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease. We expect construction to complete on this facility in the second quarter of 2017.

Disposals

Capella Transaction

On March 21, 2016, we entered into definitive agreements with RegionalCare Hospital Partners, Inc. (“RegionalCare”), an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), under which our investment in the operations of Capella Healthcare, Inc. (“Capella”) would be merged with RegionalCare, forming RCCH Healthcare Partners (“RCCH”).

On April 29, 2016, this transaction closed and funded, effective April 30, 2016. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the Capella transaction that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma, that we made to subsidiaries of Capella in connection with the Capella transaction on August 31, 2015. We made a new $93.3 million loan for a hospital property in Olympia, Washington. Additionally, we and an Apollo affiliate invested $50 million each in unsecured senior notes issued by RegionalCare, which we sold to a large institution on June 20, 2016 at par. The proceeds from this transaction represented the recoverability of our investment in full, except for transaction costs incurred of $6.3 million.

We maintained our ownership of five Capella hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property, was amended to shorten the initial fixed lease term, increase the security deposit, and eliminate the lessees’ purchase option provisions. Due to this lease amendment, we reclassified the lease of the properties under the master lease from a direct finance lease (“DFL”) to an operating lease. This reclassification resulted in a write-off of $2.6 million in unbilled DFL rent in the 2016 second quarter.

On July 22, 2016, we acquired the Olympia, Washington property in exchange for the $93.3 million loan and an additional $7 million, which was contemplated in the original Capella transaction. The terms of the Olympia lease will be similar to the other leases with this tenant.

Post Acute Transaction

On May 23, 2016, we sold five properties (three of which were in Texas and two in Louisiana) that were leased and operated by Post Acute Medical (“Post Acute”). As part of this transaction, our outstanding loans of $4 million were paid in full, and we recovered our investment in the operations. Total proceeds from this transaction were $71 million resulting in a net gain of approximately $15 million.

Corinth Transaction

On June 17, 2016, we sold the Atrium Medical Center real estate located in Corinth, Texas, which was leased and operated by Corinth Investor Holdings. Total proceeds from the transaction were $28 million resulting in a gain on real estate of approximately $8 million. This gain on real estate was offset by approximately $9 million of non-cash charges that included the write-off of our investment in the operations of the facility, straight-line rent receivables, and a lease intangible.

HealthSouth Transaction

On May 20, 2016, we reached a firm commitment to sell three inpatient rehabilitation hospitals located in Texas and operated by HealthSouth Corporation (“HealthSouth”) for $111.5 million. At June 30, 2016, these facilities and related net assets were designated as held for sale and included the following (in thousands):

Real estate held for sale	$63,074
Straight-line rent receivables	2,441
Other, net	(625)

$64,890

On July 20, 2016, we completed this sale resulting in a net gain of approximately $45 million.

Summary of Operations for Disposed Assets

The properties which sold during the quarter and the assets held for sale at June 30, 2016, do not meet the definition of discontinued operations. However, the following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from these properties (excluding loans repaid in the Capella Transaction) for the periods presented (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues	$3,092	$4,525	$7,607	$9,075
Real estate depreciation and amortization	(805)	(949)	(1,754)	(1,897)
Property-related expenses	(72)	(12)	(113)	(72)
Other income (expense)	(9)	228	(68)	557

Income from real estate dispositions, net	$2,206	$3,792	$5,672	$7,663

Leasing Operations

All of our leases are currently accounted for as operating leases except for the master lease of 15 Ernest facilities and six Prime facilities which are accounted for as DFLs. The components of our net investment in DFLs (which includes the Capella properties for 2015 only) consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Minimum lease payments receivable	$1,875,751	$2,587,912
Estimated residual values	292,646	393,097
Less: Unearned income	(1,639,650)	(2,354,013)

Net investment in direct financing leases	$528,747	$626,996

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility. This former tenant continues to occupy the facility. We called their letter of credit for approximately $0.5 million in the 2016 first quarter. At June 30, 2016, all past due receivables are fully reserved. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Twelve Oaks at June 30, 2016 is fully recoverable.

Subsequent to June 30, 2016, we received approximately $2.5 million representing substantially all of amounts owed to us and agreed to general terms of a new lease, which we expect to execute during the 2016 third quarter.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2016	As of December 31, 2015
Mortgage loans	$549,337	$757,581
Acquisition loans	216,100	610,469
Working capital and other loans	43,229	54,353

	$808,666	$1,422,403

The decrease in our mortgage and acquisition loans are related to the Capella Transaction as discussed previously.

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At June 30, 2016, acquisition loans includes our original $93.2 million loan to Ernest and the $93.3 million loan to RCCH, which was repaid in July as discussed above.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At June 30, 2016, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

Our revenue concentration for the six months ended June 30, 2016 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$58,859	22.5%	$49,869	25.5%
MEDIAN	47,745	18.3%	32,212	16.5%
Ernest	33,322	12.8%	29,695	15.2%
RCCH	32,909	12.6%	—	—
Adeptus Health	16,205	6.2%	7,425	3.8%

Revenue by U.S. State and Country

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$48,256	18.5%	$42,689	21.8%
California	33,187	12.7%	33,065	16.9%
All other states	129,896	49.7%	85,620	43.7%

Total U.S.	$211,339	80.9%	$161,374	82.4%
Germany	$47,745	18.3%	$32,212	16.5%
United Kingdom, Italy, and Spain	2,215	0.8%	2,176	1.1%

Total International	$49,960	19.1%	$34,388	17.6%

Grand Total	$261,299	100.0%	$195,762	100.0%

From an asset basis, our concentration as of June 30, 2016 as compared to December 31, 2015 is as follows (dollars in thousands):

Gross Assets by Operator

	As of June 30, 2016		As of December 31, 2015
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)	(B)	(A)	(B)
Prime	$1,126,654	20.8%	$1,032,353	17.1%
MEDIAN	1,054,368	19.4%	1,031,039	17.1%
Ernest	584,411	10.8%	579,182	9.6%
Adeptus Health	500,000	9.2%	500,000	8.3%
RCCH	458,659	8.5%	1,059,989	17.6%

Gross Assets by U.S. State and Country

	As of June 30, 2016		As of December 31, 2015
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)	(B)	(A)	(B)
Texas	$920,959	17.0%	$1,060,990	17.6%
California	547,079	10.1%	547,085	9.1%
All other states	2,530,018	46.6%	3,047,204	50.5%
Other domestic assets	189,358	3.5%	177,317	2.9%

Total U.S.	$4,187,414	77.2%	$4,832,596	80.1%
Germany	$1,054,368	19.4%	$1,031,039	17.1%
United Kingdom, Italy, and Spain	156,630	3.0%	161,317	2.7%
Other international assets	23,983	0.4%	10,970	0.1%

Total International	$1,234,981	22.8%	$1,203,326	19.9%

Grand Total	$5,422,395	100.0%	$6,035,922	100.0%

(A)	Gross Assets represents total assets plus accumulated depreciation/amortization assuming all real estate commitments as of the period end are fully funded.
(B)	Includes both leased and loaned assets.

On an individual property basis, we had no investment of any single property greater than 2.3% of our total assets as of June 30, 2016.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of June 30, 2016		As of December 31, 2015
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$25,000	Variable	$1,100,000	Variable
2006 Senior Unsecured Notes	125,000	Various	125,000	Various
2011 Senior Unsecured Notes	450,000	6.875%	450,000	6.875%
2012 Senior Unsecured Notes:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	1,991		2,168

	351,991		352,168
2013 Senior Unsecured Notes (A)	222,120	5.750%	217,240	5.750%
2014 Senior Unsecured Notes	300,000	5.500%	300,000	5.500%
2015 Senior Unsecured Notes (A)	555,300	4.000%	543,100	4.000%
2016 Senior Unsecured Notes	500,000	6.375%	—	—
Term loans	263,253	Various	263,400	Various

	$2,792,664		$3,350,908
Debt issue costs, net	(34,029)		(28,367)

	$2,758,635		$3,322,541

(A)	These notes are Euro-denominated and reflect the exchange rate at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$125,152	(A)
2017	320
2018	37,781
2019	250,000
2020	222,120
Thereafter	2,155,300

Total	$2,790,673

(A)	$65 million of our 2006 Senior Unsecured Notes were paid in full in July 2016, while the remaining $60 million will mature in October 2016.

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

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our 2006 Senior Unsecured Notes, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our 2006 Senior Unsecured Notes which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. The fair value of the interest rate swaps was $1.3 million and $2.9 million as of June 30, 2016 and December 31, 2015, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for our interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through June 30, 2016 and therefore, there was no income statement effect recorded during the three and six month periods ended June 30, 2016 or 2015. We do expect current losses included in accumulated other comprehensive loss to be reclassified into earnings through October 2016. At June 30, 2016 and December 31, 2015, we have posted $0.8 million and $1.7 million of collateral related to our interest rate swaps, respectively, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“FFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2016, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At June 30, 2016, we were in compliance with all such financial and operating covenants.

At June 30, 2016, the unsecured leverage ratio covenant was 77.5%. In September 2016, the unsecured leverage ratio will reset to 65%. We are currently in compliance with the reset leverage covenant.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On March 1, 2016, we updated our at-the-market equity offering program, which gives us the ability to sell up to $227 million of stock with a commission rate of 1.25%. During the six months ended June 30, 2016, we sold approximately 3 million shares of our common stock under this program, resulting in net proceeds of approximately $45 million, after deducting approximately $0.6 million of commissions.

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

MPT Operating Partnership, L.P.

At June 30, 2016, the Company has a 99.83% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the six months ended June 30, 2016 and 2015, the Operating Partnership issued 3 million units and 34.5 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 5,615,497 shares remain available for future stock awards as of June 30, 2016. We awarded the following stock awards during 2016 and 2015:

Time-based awards —We granted 45,528 shares to independent directors in 2016 and 217,177 shares to management, independent directors and certain employees in time-based restricted stock. These awards vest quarterly based on service, over three years, in equal amounts.

Performance-based awards —Our management team and certain employees were awarded 176,046 shares of performance based awards in 2015. No such awards have been granted in 2016. These awards vest ratably over a three-year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017. Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards —We awarded 505,050 shares in 2015 of multi-year performance-based awards to management. No such awards have been granted in 2016. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	June 30, 2016		December 31, 2015
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$47,699	$47,653	$46,939	$46,858
Loans (1)	590,037	623,399	508,851	543,859
Debt, net	(2,758,635)	(2,863,382)	(3,322,541)	(3,372,773)

(1)	Excludes loans related to Ernest and Capella (2015 only) since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, which were acquired in 2012, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans made in or prior to 2016, except for our investments in Capella that were disposed of in the 2016 second quarter.

At June 30, 2016, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$101,762	$101,762	Mortgage loans
Acquisition and other loans	116,867	116,867	Other loans
Equity investments	3,300	3,300	Other assets

	$221,929	$221,929

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2016.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(54)
- 100 basis points	54

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first half of 2016 or 2015.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2016	2015
Numerator:
Income from continuing operations	$53,924	$22,489
Non-controlling interests’ share in continuing operations	(200)	(82)
Participating securities’ share in earnings	(132)	(250)

Income from continuing operations, less participating securities’ share in earnings	53,592	22,157
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income, less participating securities’ share in earnings	$53,592	$22,157

Denominator:
Basic weighted-average common shares	238,082	208,071
Dilutive potential common shares	926	569

Dilutive weighted-average common shares	239,008	208,640

	For the Six Months Ended June 30,
	2016	2015
Numerator:
Income from continuing operations	$112,150	$58,465
Non-controlling interests’ share in continuing operations	(498)	(161)
Participating securities’ share in earnings	(276)	(516)

Income from continuing operations, less participating securities’ share in earnings	111,376	57,788
Loss from discontinued operations attributable to MPT common stockholders	(1)	—

Net income, less participating securities’ share in earnings	$111,375	$57,788

Denominator:
Basic weighted-average common shares	237,796	205,515
Dilutive potential common shares	617	612

Dilutive weighted-average common shares	238,413	206,127

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2016	2015
Numerator:
Income from continuing operations	$53,924	$22,489
Non-controlling interests’ share in continuing operations	(200)	(82)
Participating securities’ share in earnings	(132)	(250)

Income from continuing operations, less participating securities’ share in earnings	53,592	22,157
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income, less participating securities’ share in earnings	$53,592	$22,157

Denominator:
Basic weighted-average units	238,082	208,071
Dilutive potential units	926	569

Dilutive weighted-average units	239,008	208,640

	For the Six Months Ended June 30,
	2016	2015
Numerator:
Income from continuing operations	$112,150	$58,465
Non-controlling interests’ share in continuing operations	(498)	(161)
Participating securities’ share in earnings	(276)	(516)

Income from continuing operations, less participating securities’ share in earnings	111,376	57,788
Loss from discontinued operations attributable to MPT Operating Partnership partners	(1)	—

Net income, less participating securities’ share in earnings	$111,375	$57,788

Denominator:
Basic weighted-average units	237,796	205,515
Dilutive potential units	617	612

Dilutive weighted-average units	238,413	206,127

9. Commitments and Contingencies

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

Stock Issuance

During the month of July, we sold 2.7 million shares of common stock under our at-the-market program generating net proceeds of $41.1 million.

Bond Issuance

On July 22, 2016, we completed a $500 million senior unsecured notes offering. Interest on the notes will be payable on February 1 and August 1 of each year, commencing on February 1, 2017. Interest on the notes will be paid in cash at a rate of 5.25% per year. The notes mature on August 1, 2026. We may redeem some or all of the notes at any time prior to August 1, 2021 at a “make whole” redemption price. On or after August 1, 2021, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 105.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from this offering to redeem our $450 million 2011 bonds, which will be completed on August 12, 2016. We expect to incur a one-time charge related to the redemption of approximately $23 million.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2015 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2016, there were no material changes to these policies.

Overview

        We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2004, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At June 30, 2016, our portfolio consisted of 209 properties leased or loaned to 27 operators, of which 14 are under development and 12 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2016	% of Total	As of December 31, 2015	% of Total
Real estate owned (gross)	$4,074,020	79.6%	$3,924,701	70.0%
Mortgage loans	549,337	10.7%	757,581	13.5%
Other loans	259,329	5.1%	664,822	11.9%
Other assets	235,247	4.6%	262,247	4.6%

Total assets (1)	$5,117,933	100.0%	$5,609,351	100.0%

(1)	Includes $1.2 billion and $1.3 billion of healthcare real estate assets in Europe at June 30, 2016 and December 31, 2015, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2016	% of Total	For the Three Months Ended June 30, 2015	% of Total
General Acute Care Hospitals (1)	$76,468	60.5%	$55,868	56.0%
Rehabilitation Hospitals	38,265	30.3%	30,528	30.6%
Long-term Acute Care Hospitals	11,567	9.2%	13,405	13.4%

Total revenue	$126,300	100.0%	$99,801	100.0%

	For the Six Months Ended June 30, 2016	% of Total	For the Six Months Ended June 30, 2015	% of Total
General Acute Care Hospitals (1)	$159,978	61.2%	$109,921	56.1%
Rehabilitation Hospitals	76,388	29.3%	58,994	30.2%
Long-term Acute Care Hospitals	24,933	9.5%	26,847	13.7%

Total revenue	$261,299	100.0%	$195,762	100.0%

(1)	Includes three medical office buildings.

We have 54 employees as of August 1, 2016. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended June 30, 2016 Compared to June 30, 2015

Net income for the three months ended June 30, 2016, was $53.7 million, compared to $22.4 million for the three months ended June 30, 2015. This increase is due primarily to additional revenue from MEDIAN and Capella, completed development projects, and gains on real estate disposals, along with a reduction in acquisition expenses. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $75.5 million, or $0.32 per diluted share for the 2016 second quarter as compared to $62.9 million, or $0.30 per diluted share for the 2015 second quarter. This 20% increase in FFO is primarily due to the increase in revenue from acquisitions and loan investments made since June 2015 along with the completion of development properties in 2016.

A comparison of revenues for the three month periods ended June 30, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016	% of Total	2015	% of Total	Year over Year Change
Rent billed	$77,960	61.7%	$53,893	54.0%	44.7%
Straight-line rent	8,551	6.8%	5,252	5.3%	62.8%
Income from direct financing leases	13,552	10.7%	12,808	12.8%	5.8%
Interest and fee income	26,237	20.8%	27,848	27.9%	(5.8)%

Total revenues	$126,300	100.0%	$99,801	100.0%	26.6%

Our total revenue for the 2016 second quarter is up $26.5 million or 26.6% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $27.4 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases, $24.6 million is from incremental revenue from acquisitions made after June 2015, and $5.2 million is incremental revenue from development properties that were completed and put into service in 2015 and 2016. These increases are partially offset by a $0.5 million straight-line rent write-off related to our Corinth facility in the 2016 second quarter and $1.8 million of lower revenue related to dispositions post June 30, 2015.

•	Income from direct financing leases – up $0.7 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases and $3.0 million is from incremental revenue from acquisitions made after June 2015, offset by a $2.6 million write-off of direct financing lease non-cash income related to the Capella Transaction.

•	Interest from loans – down $1.6 million over the prior year primarily attributable to approximately $11 million of revenue in 2015 from loans that were converted to real estate in connection with the MEDIAN Transaction on or after June 30, 2015 (see Note 3 to Item 1 of this Form 10-Q for further details). This decrease in revenue was partially offset by $9.5 million of additional interest in 2016 from new loans made on or after June 30, 2015.

Real estate depreciation and amortization during the second quarter of 2016 increased to $22.8 million from $15.0 million in 2015, due to the incremental depreciation from the properties acquired since June 30, 2015 and the development properties completed in 2015 and 2016. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense.

Acquisition expenses decreased from $25.8 million in 2015 to $4.8 million in 2016 primarily as a result of the MEDIAN acquisitions in 2015, including approximately $21.5 million of real estate transfer taxes.

During the three months ended June 30, 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $16.6 million and impairment charges of $7.4 million (see Note 3 to Item 1 of this Form 10-Q for further details).

General and administrative expenses totaled $12.0 million for the 2016 second quarter, which is 9.5% of total revenues compared to 10.7% in the 2015 second quarter. The decline in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expenses at the same rate. On a dollar basis, general and administrative expenses were up $1.4 million from the prior year second quarter due to higher international administrative expenses from the growth and expansion of our company along with approximately $0.8 million of higher professional expenses that we do not expect to incur next quarter. We expect general and administrative expenses to be in the $11 million range next quarter.

Interest expense, for the quarters ended June 30, 2016 and 2015, totaled $41.5 million and $26.9 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with our 2015 and 2016 Senior Unsecured Notes and our expanded credit facility. Our weighted average interest rate is 4.9% for the quarter ended June 30, 2016, which is a slight increase from 4.8% in 2015 due to obtaining more permanent financing in 2016. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended June 30, 2016, was primarily due to our European investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in many entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S and foreign net deferred tax assets at June 30, 2016. In the future, if we determine that it is more likely than not that we will realize our U.S. and foreign net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

Six Months Ended June 30, 2016 Compared to June 30, 2015

Net income for the six months ended June 30, 2016, was $111.7 million compared to net income of $58.3 million for the six months ended June 30, 2015, primarily due to additional revenue from MEDIAN and Capella, completed development projects, and gains on real estate disposals, along with a reduction in acquisition expenses. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $159.0 million, or $0.67 per diluted share for the first six months in 2016 as compared to $119.8 million, or $0.58 per diluted share for the first six months of 2015. This 33% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects made since June 2015.

A comparison of revenues for the six month periods ended June 30, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016	% of Total	2015	% of Total	Year over Year Change
Rent billed	$152,021	58.2%	$106,994	54.7%	42.1%
Straight-line rent	16,768	6.4%	9,980	5.1%	68.0%
Income from direct financing leases	32,503	12.4%	25,363	12.9%	28.2%
Interest and fee income	60,007	23.0%	53,425	27.3%	12.3%

Total revenues	$261,299	100.0%	$195,762	100.0%	33.5%

Our total revenue for the first six months of 2016 is up $65.5 million or 33.5% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $51.8 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases, $47.0 million is from incremental revenue from acquisitions made after June 2015, and $9.3 million is incremental revenue from development properties that were completed and put into service in 2015 and 2016. These increases are partially offset by a $0.5 million straight-line rent write-off related to our Corinth facility in the 2016 second quarter and $2.3 million related to dispositions.

•	Income from direct financing leases – up $7.1 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases and $9.1 million is from incremental revenue from acquisitions made after June 2015, offset by a $2.6 million write-off of direct financing lease non-cash income related to the Capella Transaction.

•	Interest from loans – up $6.6 million over the prior year of which $26.5 million is from incremental revenue in 2016 from acquisitions (primarily from the Capella Transaction), partially offset by $20.2 million of interest revenue in 2015 from loans that were converted to real estate on or after June 30, 2015 in connection with the MEDIAN Transaction – see Note 3 to Item 1 of this Form 10-Q for further details.

Real estate depreciation and amortization during the first six months of 2016 increased to $44.0 million from $29.7 million in the same period of 2015 due to the incremental depreciation from the properties acquired and the development properties completed in 2015 and 2016. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense.

Acquisition expenses decreased from $32.0 million in 2015 to $3.7 million in 2016 primarily as a result of the MEDIAN acquisitions in 2015, including $21.5 million of real estate transfer taxes.

During the six months ended June 30, 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $16.7 million and impairment charges of $7.4 million (see Note 3 to Item 1 of this Form 10-Q for further details).

Earnings from our equity interests declined from $2.0 million of income in the first six months of 2015 to a loss of $(3.8) million in 2016. The loss in 2016 includes $5.3 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties.

General and administrative expenses in the first six months of 2016 totaled $23.5 million, which is 9.0% of revenues down from 11.0% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $2.0 million from the prior year first six months due to higher international administrative expenses, which are up as a result of the growth and expansion of our company, and $0.8 million of non-recurring other professional fees.

Interest expense for the first six months of 2016 and 2015 totaled $80.9 million and $53.6 million, respectively. This increase is related to higher average debt balances in the current year associated with our 2015 and 2016 Senior Unsecured Notes and our expanded credit facility. Our weighted average interest rate is slightly lower period over period – 4.7% for the first six months of 2016 and 5.1% for the first six months of 2015. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
FFO information:
Net income attributable to MPT common stockholders	$53,724	$22,407	$111,651	$58,304
Participating securities’ share in earnings	(132)	(250)	(276)	(516)

Net income, less participating securities’ share in earnings	$53,592	$22,157	$111,375	$57,788
Depreciation and amortization	23,335	14,956	44,807	29,712
Gain on sale of real estate	(22,613)	—	(22,653)	—

Funds from operations	$54,314	$37,113	$133,529	$87,500
Write-off of straight line rent and other	3,063	—	3,063	—
Transaction costs from non-real estate dispositions	5,975	—	5,975	—
Acquisition expenses	4,801	25,809	9,034	32,048
Impairment charges	7,375	—	7,375	—
Unutilized financing fees / debt refinancing costs	—	—	4	238

Normalized funds from operations	$75,528	$62,922	$158,980	$119,786

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.22	$0.11	$0.47	$0.28
Depreciation and amortization	0.10	0.07	0.18	0.14
Gain on sale of real estate	(0.09)	—	(0.09)	—

Funds from operations	$0.23	$0.18	$0.56	$0.42
Write-off of straight line rent and other	0.01	—	0.01	—
Transaction costs from non-real estate dispositions	0.03	—	0.03	—
Acquisition expenses	0.02	0.12	0.04	0.16
Impairment charges	0.03	—	0.03	—
Unutilized financing fees / debt refinancing costs	—	—	—	—

Normalized funds from operations	$0.32	$0.30	$0.67	$0.58

LIQUIDITY AND CAPITAL RESOURCES

2016 Cash Flow Activity

During the first half of 2016, we generated $137.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $104.8 million and certain investing activities.

On February 22, 2016, we completed the 2016 Senior Unsecured Notes offering for $500 million. On April 30, 2016, we closed on the Capella Transaction (as further discussed in Note 3 to Item 1 of this Form 10-Q) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare bonds in June 2016. On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute for $71 million. On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million. Finally, during June, we sold 3 million shares under our at-the-market offering program realizing net proceeds of approximately $45 million. We used these proceeds to reduce our revolving credit facility by $1.1 billion during 2016 and fund our remaining investing activities.

Subsequent to June 30, 2016, we sold an additional 2.7 million shares of common stock under our at-the-market program generating net proceeds of $41.1 million. On July 13, 2016, we completed a new $500 million senior unsecured notes offering. We used the net proceeds from this offering to redeem our $450 million 2011 Senior Unsecured Notes, which will be completed on August 12, 2016. Net proceeds from the bond offering and redemption will approximate $19 million, and we expect to incur a one-time charge related to the redemption of approximately $23 million (see Note 10 to Item 1 of this Form 10-Q for further details). Finally, on July 20, 2016, we sold three facilities leased to HealthSouth for $111.5 million.

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

Short-term Liquidity Requirements: As of June 30, 2016, we have $125.2 million in debt principal payments due in 2016 — see debt maturity schedule below. At August 1, 2016, our availability under our revolving credit facility plus cash on-hand approximated $1.5 billion. We have an at-the-market equity offering program under which we may sell up to an additional $140 million in shares, which may be used for general corporate purposes as needed. We believe any excess availability in our revolving credit facility, our current monthly cash receipts from rent and loan interest, and the availability under our at-the-market equity offering program is sufficient to fund our operations, debt and interest obligations, our firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to June 2019), we have less than $150 million in debt principal payments due between now and June 2019 (see debt maturity schedule below). With our liquidity at August 1, 2016 of approximately $1.5 billion along with our current monthly cash receipts from rent and loan interest and with the availability under our at-the-market equity offering program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including capital expenditures, if any, and expected funding requirements on our development projects) currently.

However, access to capital is an integral part of our business plan. In order to fund debt maturities coming due in 2019 and later years, and as we consider strategic investment opportunities, while maintaining compliance with our debt covenants (as described in Note 4 to Item 1 of this Form 10-Q), we believe additional capital may be needed and we may access one or a combination of the following:

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

As of June 30, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$125,152	(A)
2017	320
2018	37,781
2019	250,000
2020	222,120
Thereafter	2,155,300

Total	$2,790,673

(A)	$65 million of our 2006 Senior Unsecured Notes were paid in full in July 2016, while the remaining $60 million will mature in October 2016.

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except for the issuance of the 2016 Senior Unsecured Notes and the subsequent pay down of our revolving credit facility from this bond issuance and asset disposals, there have been no significant changes in those obligations during the six months ended June 30, 2016. See Note 4 of Item 1 of this Form 10-Q for more detailed information.

The following table updates our contractual obligations schedule for the reduction in our revolving credit facility and for the 2016 Senior Unsecured Notes offering (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$4,368	$29,222	$—	$—	$33,590
2016 Senior Unsecured Notes	32,583	63,750	63,750	595,625	755,708

(1)	As of June 30, 2016, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at June 30, 2016 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2016:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains (if any) from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. See Note 4 to our condensed consolidated financial statements in Item 1 to this Form 10-Q for any restrictions placed on dividends by our new credit facility.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2016, our outstanding debt totaled $2.8 billion, which consisted of fixed-rate debt of $2.5 billion (including $125 million of floating debt swapped to fixed) and variable rate debt of $0.3 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2016 would decrease by $4.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.3 billion, the balance of such variable rate debt at June 30, 2016.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the Euro and British Pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the Euro to U.S. dollar and the British Pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2016 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $3.0 million. Based solely on operating results to-date in 2016 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by approximately $0.2 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Adjusted EBITDA is dependent upon our relationship with, and success of, our largest tenants, Prime, MEDIAN, Ernest, Adeptus Health and RCCH.

As of June 30, 2016, affiliates of Prime, MEDIAN, Ernest, Adeptus Health and RCCH leased or mortgaged facilities representing 21%, 19%, 11%, 9% and 9%, respectively, of our total gross assets assuming all current real estate commitments (such as remaining commitments on ongoing development projects) are fully funded.

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

In addition, the healthcare industry is highly regulated by federal, state, and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. We are aware of various federal and state inquiries, investigations, and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. During the second quarter of 2016, the Department of Justice joined a lawsuit against Prime alleging irregular admission practices intended to increase the number of inpatient care admissions of Medicare patients, including unnecessarily classifying some patients as “inpatient” rather than “observation”. Other large acute hospital operators have also recently defended such allegations, sometimes resulting in financial settlements and agreements with regulators to modify admission policies, resulting in lower reimbursements for those patients.

An adverse result to Prime or one of our other largest tenants in one or more such governmental proceedings may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and mortgage payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

The United Kingdom’s anticipated exit from the European Union could adversely affect us.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union, known as Brexit. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, may adversely affect us.

We currently hold, and may acquire additional, interests in healthcare facilities located in the United Kingdom and Europe, as well as other investments that are denominated in British Pounds and Euros. In addition, our operating partnership has issued, and may issue in the future, senior unsecured notes denominated in Euros. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on our business, the value of our real estate and other investments, and our potential growth in Europe, and could amplify the currency risks faced by us.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015 other than what is noted above.

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

Date: August 9, 2016

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