Form 10-Q
period 2016-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2016-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, Medical Properties Trust, Inc. had 320,247,632 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2016, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,652,215	$3,297,705
Net investment in direct financing leases	533,491	626,996
Mortgage loans	550,118	757,581

Gross investment in real estate assets	4,735,824	4,682,282
Accumulated depreciation and amortization	(301,262)	(257,928)

Net investment in real estate assets	4,434,562	4,424,354
Cash and cash equivalents	1,094,917	195,541
Interest and rent receivables	54,554	46,939
Straight-line rent receivables	103,413	82,155
Other loans	165,784	664,822
Other assets	242,107	195,540

Total Assets	$6,095,337	$5,609,351

Liabilities and Equity
Liabilities
Debt, net	$2,728,549	$3,322,541
Accounts payable and accrued expenses	149,190	137,356
Deferred revenue	24,528	29,358
Lease deposits and other obligations to tenants	27,104	12,831

Total Liabilities	2,929,371	3,502,086
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 309,792 shares at September 30, 2016 and 236,744 shares at December 31, 2015	310	237
Additional paid in capital	3,623,673	2,593,827
Distributions in excess of net income	(402,632)	(418,650)
Accumulated other comprehensive loss	(60,036)	(72,884)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,161,053	2,102,268
Non-controlling interests	4,913	4,997

Total Equity	3,165,966	2,107,265

Total Liabilities and Equity	$6,095,337	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Rent billed	$82,387	$70,358	$234,408	$177,351
Straight-line rent	9,741	5,023	26,509	15,003
Income from direct financing leases	14,678	14,692	47,181	40,055
Interest and fee income	19,749	24,497	79,756	77,924

Total revenues	126,555	114,570	387,854	310,333
Expenses
Real estate depreciation and amortization	23,876	20,016	67,850	49,728
Impairment charges	(80)	—	7,295	—
Property-related	(93)	1,727	1,592	2,608
Acquisition expenses	2,677	24,949	6,379	56,997
General and administrative	12,305	10,778	35,821	32,325

Total operating expenses	38,685	57,470	118,937	141,658

Operating income	87,870	57,100	268,917	168,675
Other income (expense)
Interest expense	(40,262)	(31,643)	(121,132)	(84,961)
Gain on sale of real estate and other asset dispositions, net	44,616	3,268	61,294	3,268
Unutilized financing fees / debt refinancing costs	(22,535)	(4,080)	(22,539)	(4,319)
Earnings (loss) from equity and other interests	1,245	476	(2,556)	2,432
Other income (expense)	99	(1,918)	(118)	(2,488)
Income tax expense	(490)	(80)	(1,173)	(1,018)

Net other expense	(17,327)	(33,977)	(86,224)	(87,086)

Income from continuing operations	70,543	23,123	182,693	81,589
Loss from discontinued operations	—	—	(1)	—

Net income	70,543	23,123	182,692	81,589
Net income attributable to non-controlling interests	(185)	(66)	(683)	(228)

Net income attributable to MPT common stockholders	$70,358	$23,057	$182,009	$81,361

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.29	$0.10	$0.75	$0.38
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.29	$0.10	$0.75	$0.38

Weighted average shares outstanding — basic	246,230	223,948	240,607	211,659

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.28	$0.10	$0.75	$0.38
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.28	$0.10	$0.75	$0.38

Weighted average shares outstanding — diluted	247,468	223,948	241,432	212,068

Dividends declared per common share	$0.23	$0.22	$0.68	$0.66

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$70,543	$23,123	$182,692	$81,589
Other comprehensive income:
Unrealized gain on interest rate swap	854	727	2,494	2,042
Foreign currency translation gain (loss)	4,450	(573)	10,354	(39,859)

Total comprehensive income	75,847	23,277	195,540	43,772
Comprehensive income attributable to non-controlling interests	(185)	(66)	(683)	(228)

Comprehensive income attributable to MPT common stockholders	$75,662	$23,211	$194,857	$43,544

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
(In thousands)
Operating activities
Net income	$182,692	$81,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,720	51,149
Straight-line rent revenue	(27,009)	(17,815)
Straight-line rent and other write-off	3,063	2,812
Impairment charges	7,295	—
Direct financing lease interest accretion	(6,757)	(5,286)
Share-based compensation	5,832	8,383
Gain from sale of real estate and other asset dispositions, net	(61,294)	(3,268)
Amortization and write-off of deferred financing costs and debt discount	5,799	4,293
Unutilized financing fees / debt refinancing costs	22,539	4,319
Other adjustments	(8,398)	(265)
Changes in:
Interest and rent receivable	(12,790)	(5,471)
Accounts payable and accrued expenses	(12,403)	11,744

Net cash provided by operating activities	168,289	132,184
Investing activities
Cash paid for acquisitions and other related investments	(213,100)	(2,020,198)
Net proceeds from sale of real estate	198,767	19,175
Principal received on loans receivable	804,809	698,040
Investment in loans receivable	(102,909)	(354,002)
Construction in progress and other	(139,336)	(115,700)
Investment in unsecured senior notes	(50,000)	—
Proceeds from sale of unsecured senior notes	50,000	—
Other investments, net	(52,701)	(9,803)

Net cash provided by (used for) investing activities	495,530	(1,782,488)
Financing activities
Revolving credit facilities, net	(1,100,000)	500,415
Proceeds from term debt	1,000,000	676,877
Payments of term debt	(515,221)	(210)
Distributions paid	(160,060)	(130,841)
Proceeds from sale of common shares, net of offering costs	1,024,088	817,533
Lease deposits and other obligations to tenants	13,784	(12,669)
Debt issuance costs paid and other financing activities	(31,317)	(7,950)

Net cash provided by financing activities	231,274	1,843,155

Increase in cash and cash equivalents for period	895,093	192,851
Effect of exchange rate changes	4,283	(5,157)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$1,094,917	$332,235

Interest paid	$120,374	$74,911
Supplemental schedule of non-cash investing activities:
Increase in development projects construction costs incurred, unpaid	$17,458	$83
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$58,333	$52,388

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$3,652,215	$3,297,705
Net investment in direct financing leases	533,491	626,996
Mortgage loans	550,118	757,581

Gross investment in real estate assets	4,735,824	4,682,282
Accumulated depreciation and amortization	(301,262)	(257,928)

Net investment in real estate assets	4,434,562	4,424,354
Cash and cash equivalents	1,094,917	195,541
Interest and rent receivables	54,554	46,939
Straight-line rent receivables	103,413	82,155
Other loans	165,784	664,822
Other assets	242,107	195,540

Total Assets	$6,095,337	$5,609,351

Liabilities and Capital
Liabilities
Debt, net	$2,728,549	$3,322,541
Accounts payable and accrued expenses	90,430	84,628
Deferred revenue	24,528	29,358
Lease deposits and other obligations to tenants	27,104	12,831
Payable due to Medical Properties Trust, Inc.	58,370	52,338

Total Liabilities	2,928,981	3,501,696
Capital
General Partner — issued and outstanding — 3,095 units at September 30, 2016 and 2,363 units at December 31, 2015	32,235	21,773
Limited Partners:
Common units — issued and outstanding — 306,697 units at September 30, 2016 and 234,381 units at December 31, 2015	3,189,244	2,153,769
LTIP units — issued and outstanding — 292 units at September 30, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss	(60,036)	(72,884)

Total MPT Operating Partnership, L.P. Capital	3,161,443	2,102,658
Non-controlling interests	4,913	4,997

Total Capital	3,166,356	2,107,655

Total Liabilities and Capital	$6,095,337	$5,609,351

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2016	2015	2016	2015
Revenues
Rent billed	$82,387	$70,358	$234,408	$177,351
Straight-line rent	9,741	5,023	26,509	15,003
Income from direct financing leases	14,678	14,692	47,181	40,055
Interest and fee income	19,749	24,497	79,756	77,924

Total revenues	126,555	114,570	387,854	310,333
Expenses
Real estate depreciation and amortization	23,876	20,016	67,850	49,728
Impairment charges	(80)	—	7,295	—
Property-related	(93)	1,727	1,592	2,608
Acquisition expenses	2,677	24,949	6,379	56,997
General and administrative	12,305	10,778	35,821	32,325

Total operating expenses	38,685	57,470	118,937	141,658

Operating income	87,870	57,100	268,917	168,675
Other income (expense)
Interest expense	(40,262)	(31,643)	(121,132)	(84,961)
Gain on sale of real estate and other asset dispositions, net	44,616	3,268	61,294	3,268
Unutilized financing fees / debt refinancing costs	(22,535)	(4,080)	(22,539)	(4,319)
Earnings (loss) from equity and other interests	1,245	476	(2,556)	2,432
Other income (expense)	99	(1,918)	(118)	(2,488)
Income tax expense	(490)	(80)	(1,173)	(1,018)

Net other expense	(17,327)	(33,977)	(86,224)	(87,086)

Income from continuing operations	70,543	23,123	182,693	81,589
Loss from discontinued operations	—	—	(1)	—

Net income	70,543	23,123	182,692	81,589
Net income attributable to non-controlling interests	(185)	(66)	(683)	(228)

Net income attributable to MPT Operating Partnership partners	$70,358	$23,057	$182,009	$81,361

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.29	$0.10	$0.75	$0.38
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.29	$0.10	$0.75	$0.38

Weighted average units outstanding — basic	246,230	223,948	240,607	211,659

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.28	$0.10	$0.75	$0.38
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.28	$0.10	$0.75	$0.38

Weighted average units outstanding — diluted	247,468	223,948	241,432	212,068

Dividends declared per unit	$0.23	$0.22	$0.68	$0.66

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$70,543	$23,123	$182,692	$81,589
Other comprehensive income:
Unrealized gain on interest rate swap	854	727	2,494	2,042
Foreign currency translation gain (loss)	4,450	(573)	10,354	(39,859)

Total comprehensive income	75,847	23,277	195,540	43,772
Comprehensive income attributable to non-controlling interests	(185)	(66)	(683)	(228)

Comprehensive income attributable to MPT Operating Partnership Partners	$75,662	$23,211	$194,857	$43,544

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
(In thousands)
Operating activities
Net income	$182,692	$81,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,720	51,149
Straight-line rent revenue	(27,009)	(17,815)
Straight-line rent and other write-off	3,063	2,812
Impairment charges	7,295	—
Direct financing lease interest accretion	(6,757)	(5,286)
Unit-based compensation	5,832	8,383
Gain from sale of real estate and other asset dispositions, net	(61,294)	(3,268)
Amortization and write-off of deferred financing costs and debt discount	5,799	4,293
Unutilized financing fees / debt refinancing costs	22,539	4,319
Other adjustments	(8,398)	(265)
Changes in:
Interest and rent receivable	(12,790)	(5,471)
Accounts payable and accrued expenses	(12,403)	11,744

Net cash provided by operating activities	168,289	132,184
Investing activities
Cash paid for acquisitions and other related investments	(213,100)	(2,020,198)
Net proceeds from sale of real estate	198,767	19,175
Principal received on loans receivable	804,809	698,040
Investment in loans receivable	(102,909)	(354,002)
Construction in progress and other	(139,336)	(115,700)
Investment in unsecured senior notes	(50,000)	—
Proceeds from sale of unsecured senior notes	50,000	—
Other investments, net	(52,701)	(9,803)

Net cash provided by (used for) investing activities	495,530	(1,782,488)
Financing activities
Revolving credit facilities, net	(1,100,000)	500,415
Proceeds from term debt	1,000,000	676,877
Payments of term debt	(515,221)	(210)
Distributions paid	(160,060)	(130,841)
Proceeds from sale of units, net of offering costs	1,024,088	817,533
Lease deposits and other obligations to tenants	13,784	(12,669)
Debt issuance costs paid and other financing activities	(31,317)	(7,950)

Net cash provided by financing activities	231,274	1,843,155

Increase in cash and cash equivalents for period	895,093	192,851
Effect of exchange rate changes	4,283	(5,157)
Cash and cash equivalents at beginning of period	195,541	144,541

Cash and cash equivalents at end of period	$1,094,917	$332,235

Interest paid	$120,374	$74,911
Supplemental schedule of non-cash investing activities:
Increase in development projects construction costs incurred, unpaid	$17,458	$83
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$58,333	$52,388

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, there were no material changes to these policies.

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

Leases

In February 2016, the FASB issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is not effective for us until January 1, 2019 with early adoption permitted. We are continuing to evaluate this standard and the impact to us from both a lessor and a lessee perspective.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The standard also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for us starting January 1, 2018.

Variable Interest Entities

At September 30, 2016, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities, including Ernest Health, Inc. (“Ernest”). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2016 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$306,928	Mortgage and other loans	$226,117
Equity investments	$32,325	Other assets	$207

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of September 30, 2016, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 7 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Nine Months Ended September 30,
	2016	2015
Assets Acquired
Land and land improvements	$13,874	$113,309
Building	125,472	711,805
Intangible lease assets — subject to amortization (weighted average useful life of 19.4 years in 2016 and 28.4 years in 2015)	10,754	144,900
Mortgage loans	—	365,000
Net investments in direct financing leases	63,000	170,700
Other loans	—	514,484

Total assets acquired	$213,100	$2,020,198
Loans repaid (1)	(93,262)	(385,851)

Total net assets acquired	$119,838	$1,634,347

(1)	$93.3 million loans advanced to Capella in 2015 and repaid in 2016 as a part of the Capella transaction. $385.9 million loans advanced to MEDIAN in 2014 and repaid in 2015 as a part of the MEDIAN transaction.

The purchase price allocations attributable to certain 2016 acquisitions and acquisitions completed in the fourth quarter of 2015 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2016 Activity

On July 22, 2016, we acquired an acute care facility in Olympia, Washington in exchange for a $93.3 million loan and an additional $7 million in cash, as contemplated in the August 2015 Capella Healthcare, Inc. (“Capella”) acquisition transaction. The terms of the Olympia lease are substantially similar to those of the master lease with Capella. See “2015 Activity” for a description of the August 2015 Capella Acquisition. Also, see the Capella Disposal Transaction under the subheading “Disposals” below for further details.

On June 22, 2016, we closed on the final Median Kliniken S.à r.l., (“MEDIAN”) property for a purchase price of €41.6 million. See “2015 Activity” for a description of the initial MEDIAN Transaction.

On May 2, 2016, we acquired an acute care hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to a fifth master lease, which has a 15-year term with three five-year extension options, plus consumer-price indexed increases. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such addition will be added to the basis upon which the lessee will pay us rents.

From the respective acquisition dates, the properties acquired during the nine months ended September 30, 2016, contributed $4.6 million and $3.8 million of revenue and income (excluding related acquisition expenses), respectively, for the three months ended September 30, 2016. From the respective acquisition dates, the properties acquired during the nine months ended September 30, 2016 contributed $5.7 million and $4.9 million of revenue and income (excluding related acquisition expenses), respectively, for the nine months ended September 30, 2016. In addition, we incurred $2.4 million of acquisition-related costs on the 2016 acquisitions for the nine months ended September 30, 2016.

On October 3, 2016, we closed on a portfolio of nine acute care hospitals in Massachusetts operated by Steward Health Care System LLC (“Steward”). Our investment in the portfolio includes the acquisition of five hospitals for $600 million, the making of $600 million in mortgage loans on four facilities and a $50 million minority equity contribution in Steward, for a combined investment of $1.25 billion. The five facilities acquired are being leased to Steward under a master lease agreement that has a 15-year term with three 5-year extension options, plus annual inflation-based escalators. The terms of the mortgage loan are substantially similar to the master lease.

2015 Activity

Capella Acquisition

On August 31, 2015, we closed on our acquisition of assets of and interests in Capella. Our investment in the Capella portfolio originally included seven acute care hospitals (two properties of which our investment was in the form of mortgage loans), an acquisition loan, and an equity interest in the operator for a combined purchase price and investment of approximately $900 million plus Capella’s cash on hand at the acquisition date. We closed on six of the seven Capella properties on August 31, 2015, two of which were in the form of mortgage loans, and we closed on the last property in the third quarter of 2016 (see discussion of the acquisition of the Olympia, Washington facility above). The remaining investment in the operations of Capella were in the form of an acquisition loan to Capella, which had a fixed interest rate of 8% and 49% interest in the equity of the operator, with management owning the remaining 51%. See subheading “Disposals” below for details of the disposal of our investment in Capella operations and further transactions.

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

Closing of the sale-leaseback transactions began in the second quarter of 2015. At each closing, the purchase price for each facility was reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN as described above and against the amount of any debt assumed or repaid by us in connection with the closing. As of September 30, 2015, we had closed on 30 properties for an aggregate amount of €627 million.

Other Acquisitions

On September 30, 2015, we provided a $100 million mortgage financing (of which $85 million had been funded through September 30, 2015 with an additional $15 million funded in the 2015 fourth quarter) to Prime for three general acute care hospitals and one free-standing emergency department and health center in New Jersey. The loan had a five-year term and provided for consumer-price indexed interest increases, subject to a floor. On October 21, 2016, we acquired these facilities (as originally contemplated in the agreements) by reducing the $100 million mortgage loan and advancing an additional $15 million. We are leasing these properties to Prime pursuant to a fifth master lease.

On August 31, 2015, we closed on a $30 million mortgage loan transaction with Prime for the acquisition of Lake Huron Medical Center, a 144-bed general acute care hospital located in Port Huron, Michigan. The loan provided for consumer-price indexed interest increases, subject to a floor. The mortgage loan had a 5-year term with conversion rights to our standard sale leaseback agreement, which we exercised for $20 million on December 31, 2015, and reduced the mortgage loan accordingly. This facility is now leased to Prime pursuant to a fourth master lease.

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed long-term acute care hospital, for an aggregate purchase price of $31.5 million. We entered into a 20-year lease with Ernest for the rehabilitation hospital, which provided for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that had a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest is operating the rehabilitation hospital in a joint venture with Covenant Health System. Effective July 18, 2016, we amended the lease of the rehabilitation hospital to include the long-term acute care hospital. Ernest’s plans are to convert the long-term acute care facility into a rehabilitation facility by the second quarter of 2017.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million leased to Ernest pursuant to the 2012 master lease which had an original 20-year fixed term and three five-year extension options. This lease provided for consumer-price indexed annual rent increases, subject to a floor and a cap. In addition, we agreed to fund an acquisition loan in the amount of $5 million.

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Prime is the tenant and operator pursuant to a master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease had a 10-year initial fixed term with two extension options of five years each. The lease provided for consumer-price indexed annual rent increases, subject to a specified floor. In addition, we agreed to fund a mortgage loan in the amount of $40 million, which had a 10-year term.

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

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and nine months ended September 30, 2016 and 2015, as if each acquisition (including the Steward investments completed subsequent to September 30, 2016) was completed on January 1, 2015. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$162.4	$156.5	$479.8	$480.1
Net income	$73.3	$63.0	$206.3	$210.3
Net income per share/unit — diluted	$0.23	$0.20	$0.64	$0.65

Development Activities

During the first nine months of 2016, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) – We completed 13 acute care facilities for this tenant during 2016. These facilities are leased pursuant to the master leases entered into in both 2014 and 2015 and are cross-defaulted with each other and with the original master lease executed in 2013.

•	Ernest Toledo – This inpatient rehabilitation facility located in Toledo, Ohio opened on April 1, 2016 and is being leased to Ernest pursuant to the original 2012 master lease.

See table below for a status update on our current domestic development projects (in thousands):

Operator	Commitment	Costs Incurred as of 09/30/16	Estimated Completion Date
Adeptus Health	$32,684	$18,472	4Q 2016
Adeptus Health	11,578	2,860	1Q 2017
Adeptus Health	69,801	29,616	2Q 2017
Ernest Health	28,067	3,206	3Q 2017
Adeptus Health	59,054	—	Various

	$201,184	$54,154

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Spain, for an aggregate purchase and development price to us of approximately €21.4 million. The acquisition was effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease. We expect construction to complete on this facility in the second quarter of 2017.

Disposals

2016 Activity

Capella Disposal Transaction

On March 21, 2016, we entered into definitive agreements with RegionalCare Hospital Partners, Inc. (“RegionalCare”), an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), under which our investment in the operations of Capella would be merged with RegionalCare, forming RCCH Healthcare Partners (“RCCH”).

On April 29, 2016, this transaction closed and funded, effective April 30, 2016. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the original Capella acquisition that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma, that we made to subsidiaries of Capella in connection with the Capella transaction on August 31, 2015. We made a new $93.3 million loan for a hospital property in Olympia, Washington (which was subsequently converted to real estate on July 22, 2016 as disclosed above). Additionally, we and an Apollo affiliate invested $50 million each in unsecured senior notes issued by RegionalCare, which we sold to a large institution on June 20, 2016 at par. The proceeds from this transaction represented the recoverability of our investment in full, except for transaction costs incurred of $6.3 million.

We maintained our ownership of five Capella hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property, was amended to shorten the initial fixed lease term, increase the security deposit, and eliminate the lessees’ purchase option provisions. Due to this lease amendment, we reclassified the lease of the properties under the master lease from a direct financing lease (“DFL”) to an operating lease. This reclassification resulted in a write-off of $2.6 million in unbilled DFL rent in the 2016 second quarter.

Post Acute Transaction

On May 23, 2016, we sold five properties (three of which were in Texas and two in Louisiana) that were leased and operated by Post Acute Medical (“Post Acute”). As part of this transaction, our outstanding loans of $4 million were paid in full, and we recovered our investment in the operations. Total proceeds from this transaction were $71 million, resulting in a net gain of approximately $15 million.

Corinth Transaction

On June 17, 2016, we sold the Atrium Medical Center real estate located in Corinth, Texas, which was leased and operated by Corinth Investor Holdings. Total proceeds from the transaction were $28 million, resulting in a gain on the sale of real estate of approximately $8 million. This gain on real estate was offset by approximately $9 million of non-cash charges that included the write-off of our investment in the operations of the facility, straight-line rent receivables, and a lease intangible.

HealthSouth Transaction

On July 20, 2016, we sold three inpatient rehabilitation hospitals located in Texas and operated by HealthSouth Corporation (“HealthSouth”) for $111.5 million, resulting in a net gain of approximately $45 million.

Summary of Operations for Disposed Assets in 2016

The properties sold during the year do not meet the definition of discontinued operations. However, the following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from these properties (excluding loans repaid in the Capella Disposal Transaction) for the periods presented (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues	$244	$4,523	$7,851	$13,598
Real estate depreciation and amortization	—	(949)	(1,754)	(2,846)
Property-related expenses	—	(10)	(114)	(82)
Other income (expense)	(24)	521	(92)	1,078

Income from real estate dispositions, net	$220	$4,085	$5,891	$11,748

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

Leasing Operations

All of our leases are currently accounted for as operating leases except for the master lease of 15 Ernest facilities and six Prime facilities which are accounted for as DFLs. The components of our net investment in DFLs (which includes the Capella properties for 2015 only) consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Minimum lease payments receivable	$1,884,144	$2,587,912
Estimated residual values	292,647	393,097
Less: Unearned income	(1,643,300)	(2,354,013)

Net investment in direct financing leases	$533,491	$626,996

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility due to payment default. As a result of terminating the lease, we recorded a charge of $1.9 million to write-off the straight-line rent receivables in the 2015 third quarter. In addition, we accelerated the amortization of the related lease intangible asset resulting in $0.5 million of additional expense in the 2015 third quarter. This former tenant has continued to occupy the facility. During the third quarter of 2016, the tenant paid us approximately $2.5 million representing substantially all of amounts owed to us and agreed to general terms of a new lease, which we expect to execute during the 2016 fourth quarter. The tenant is now current on all of its obligations to us through November 30, 2016. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Twelve Oaks at September 30, 2016 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2016	As of December 31, 2015
Mortgage loans	$550,118	$757,581
Acquisition loans	122,161	610,469
Working capital and other loans	43,623	54,353

	$715,902	$1,422,403

The decrease in our mortgage and acquisition loans are related to the Capella Disposal Transaction as discussed previously.

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At September 30, 2016, acquisition loans include our original $93.2 million loan to Ernest.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. At September 30, 2016, $3.3 million remains outstanding on the convertible note, and we retain the option, subject to regulatory approvals, to convert this remainder into 15.1% of equity interest in the operator.

Concentrations of Credit Risk

Our revenue concentration for the nine months ended September 30, 2016 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$89,389	23.1%	$75,982	24.5%
MEDIAN	70,242	18.1%	56,609	18.2%
Ernest	50,564	13.0%	45,874	14.8%
RCCH	42,776	11.0%	7,155	2.3%
Adeptus Health	25,873	6.7%	12,982	4.2%

Revenue by U.S. State and Country

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$72,811	18.8%	$63,815	20.6%
California	49,724	12.8%	49,595	16.0%
All other states	189,365	48.8%	137,006	44.1%

Total U.S.	$311,900	80.4%	$250,416	80.7%

Germany	$72,718	18.8%	$56,609	18.2%
United Kingdom, Italy, and Spain	3,236	0.8%	3,308	1.1%

Total International	$75,954	19.6%	$59,917	19.3%

Grand Total	$387,854	100.0%	$310,333	100.0%

From an asset basis, our concentration as of September 30, 2016 as compared to December 31, 2015 is as follows (dollars in thousands):

Gross Assets by Operator

	As of September 30, 2016		As of December 31, 2015
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)	(B)	(A)	(B)
Steward	$1,250,000	17.3%	$—	—
Prime	1,142,760	15.9%	1,032,353	17.1%
MEDIAN	1,054,568	14.6%	1,031,039	17.1%
Ernest	622,416	8.6%	579,182	9.6%
RCCH	564,509	7.8%	1,059,989	17.6%

Gross Assets by U.S. State and Country

	As of September 30, 2016		As of December 31, 2015
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
	(A)	(B)	(A)	(B)
Massachusetts	$1,250,000	17.3%	$—	—
Texas	944,028	13.1%	1,060,990	17.6%
California	542,892	7.5%	547,085	9.1%
All other states	2,669,401	37.0%	3,047,204	50.5%
Other domestic assets	251,587	3.5%	177,317	2.9%

Total U.S.	$5,657,908	78.4%	$4,832,596	80.1%

Germany	$1,376,626	19.1%	$1,031,039	17.1%
United Kingdom, Italy, and Spain	156,226	2.1%	161,317	2.7%
Other international assets	27,017	0.4%	10,970	0.1%

Total International	$1,559,869	21.6%	$1,203,326	19.9%

Grand Total	$7,217,777	100.0%	$6,035,922	100.0%

(A)	Gross Assets represents total assets plus accumulated depreciation/amortization assuming all real estate commitments (such as the Steward transaction and the commitments disclosed in Note 9) as of the period end are fully funded.
(B)	Includes both leased and loaned assets.

On an individual property basis, we had no investment of any single property greater than 3.3% of our total gross assets as of September 30, 2016.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of September 30, 2016		As of December 31, 2015
	Balance	Interest Rate	Balance	Interest Rate
Revolving credit facility	$—	Variable	$1,100,000	Variable
2006 Senior Unsecured Notes due 2016	60,000	5.675%	125,000	Various
2011 Senior Unsecured Notes	—	—	450,000	6.875%
2012 Senior Unsecured Notes due 2022:
Principal amount	350,000	6.375%	350,000	6.375%
Unamortized premium	1,902		2,168

	351,902		352,168
2013 Senior Unsecured Notes due 2020(A)	224,700	5.750%	217,240	5.750%
2014 Senior Unsecured Notes due 2024	300,000	5.500%	300,000	5.500%
2015 Senior Unsecured Notes due 2022(A)	561,750	4.000%	543,100	4.000%
2016 Senior Unsecured Notes due 2024	500,000	6.375%	—	—
2016 Senior Unsecured Notes due 2026	500,000	5.250%	—	—
Term loans	263,179	Various	263,400	Various

	$2,761,531		$3,350,908
Debt issue costs, net	(32,982)		(28,367)

	$2,728,549		$3,322,541

(A)	These notes are Euro-denominated and reflect the exchange rate at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$60,078	(A)
2017	320
2018	12,781
2019	250,000
2020	224,700
Thereafter	2,211,750

Total	$2,759,629

(A)	The remaining $60 million of our 2006 Senior Unsecured Notes were paid in full on October 31, 2016.

2016 Activity

On July 22, 2016, we completed a $500 million senior unsecured notes offering (“2026 Senior Unsecured Notes”). Interest on the notes is payable on February 1 and August 1 of each year, commencing on February 1, 2017. Interest on the notes is to be paid in cash at a rate of 5.25% per year. The notes mature on August 1, 2026. We may redeem some or all of the notes at any time prior to August 1, 2021 at a “make whole” redemption price. On or after August 1, 2021, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 105.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from the 2026 Senior Unsecured Notes offering to redeem our $450 million 2011 Senior Unsecured Notes. This redemption resulted in a $22.5 million debt refinancing charge during the 2016 third quarter, consisting of a $15.5 million redemption premium along with the write-off of deferred debt issuance costs associated with the redeemed notes.

On February 22, 2016, we completed a $500 million senior unsecured notes offering (“2016 Senior Unsecured Notes”), proceeds of which were used to repay borrowings under our revolving credit facility. Interest on the notes is payable on March 1 and September 1 of each year, commencing on September 1, 2016. Interest on the notes is to be paid in cash at a rate of 6.375% per year. The notes mature on March 1, 2024. We may redeem some or all of the notes at any time prior to March 1, 2019 at a “make whole” redemption price. On or after March 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to March 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 106.375% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

2015 Activity

On July 27, 2015, we received a commitment to provide a senior unsecured bridge loan facility in the original principal amount of $1.0 billion to fund the acquisition of Capella. Funding under the bridge facility was not necessary as we funded the acquisition through a combination of an equity issuance and other borrowings. However, we incurred and expensed certain customary structuring and underwriting fees of $3.9 million in the third quarter related to the bridge commitment.

On August 19, 2015, we completed a €500 million senior unsecured notes offering (“2015 Senior Unsecured Notes”), proceeds of which were used to repay Euro-denominated borrowings under our credit facility and to fund our European investments.

On September 30, 2015, we amended our credit facility to, among other things, increase the aggregate commitment under our revolver to its current level of $1.3 billion and increase the term loan portion to $250 million. In addition, this amendment included a new accordion feature that allows us to expand our credit facility by another $400 million for a total commitment of $1.95 billion. This amendment resulted in a $0.1 million expense in the 2015 third quarter.

Other

During the 2010 second quarter, we entered into interest rate swaps to manage our exposure to variable interest rates by fixing the interest rate on the outstanding amount of our 2006 Senior Unsecured Notes. In July 2016, $65 million of the 2006 Senior Unsecured Notes was paid in full and the related swap expired. For the remaining $60 million, the interest rate swap, which started

October 31, 2011 (date on which the related interest rate turned variable) and will continue through the maturity date (or October 2016) fixed the interest rate at 5.675%. The fair value of the interest rate swaps was $0.4 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

We account for interest rate swaps as cash flow hedges. Accordingly, the effective portion of changes in the fair value of our swaps is recorded as a component of accumulated other comprehensive income/loss on the balance sheet and reclassified into earnings in the same period, or periods, during which the hedged transactions effect earnings, while any ineffective portion is recorded through earnings immediately. We did not have any hedge ineffectiveness from inception of our interest rate swaps through September 30, 2016 and therefore, there was no income statement effect recorded during the three and nine month periods ended September 30, 2016 or 2015. We do expect current losses included in accumulated other comprehensive loss to be reclassified into earnings in October 2016. At September 30, 2016 and December 31, 2015, we have posted $0.4 million and $1.7 million, respectively, of collateral related to our interest rate swaps, which is reflected in other assets on our consolidated balance sheets.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit facility and term loan limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“FFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2016, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the revolving credit facility and term loan contain customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At September 30, 2016, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On October 7, 2016, we sold 10.3 million shares of common stock in a private placement with an affiliate of Cerberus Capital Management (“Cerberus”), the controlling member of Steward. We sold these shares at a price per share of $14.50, equal to the public offering price of our September 2016 equity offering, generating total proceeds of approximately $150 million.

On September 30, 2016, we completed an underwritten public offering of 57.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 7.5 million shares) of our common stock, resulting in net proceeds of $799.5 million, after deducting estimated offering expenses.

On March 1, 2016, we updated our at-the-market equity offering program, which gave us the ability to sell up to $227 million of stock with a commission rate of 1.25%. During the nine months ended September 30, 2016, we sold approximately 15 million shares of our common stock under this program, resulting in net proceeds of approximately $224 million, after deducting approximately $2.8 million of commissions. We have no capacity to sell additional shares under this at-the-market equity offering program.

On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 3.75 million shares) of our common stock, resulting in net proceeds of $337 million, after deducting estimated offering expenses.

On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

MPT Operating Partnership, L.P.

At September 30, 2016, the Company has a 99.87% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the nine months ended September 30, 2016 and 2015, the Operating Partnership issued 72.5 million units and 63.25 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 4,763,066 shares remain available for future stock awards as of September 30, 2016. We awarded the following stock awards during 2016 and 2015:

Time-based awards —We granted 254,574 and 407,969 shares in 2016 and 2015, respectively, of time-based restricted stock. These awards generally vest quarterly based on service, over three years, in equal amounts.

Performance-based awards —We awarded 366,838 shares of performance based awards in 2015. No such awards have been granted in 2016. These awards vest ratably over a three-year period based on the achievement of certain total shareholder return measures, with a carry-back and carry-forward provision through December 31, 2017. Dividends on these awards are paid only upon achievement of the performance measures.

Multi-year Performance-based awards —We awarded 799,804 and 505,050 shares in 2016 and 2015, respectively, of multi-year performance-based awards. These shares are subject to three-year cumulative performance hurdles based on measures of total shareholder return. At the end of the three-year performance period, any earned shares will be subject to an additional two years of ratable time-based vesting on an annual basis. Dividends are paid on these shares only upon achievement of the performance measures.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2016		December 31, 2015
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$54,554	$54,522	$46,939	$46,858
Loans (1)	496,767	529,053	508,851	543,859
Debt, net	(2,728,549)	(2,875,619)	(3,322,541)	(3,372,773)

(1)	Excludes loans related to Ernest and Capella (2015 only) since they are recorded at fair value and discussed below.

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

At September 30, 2016, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$102,550	$102,550	Mortgage loans
Acquisition and other loans	116,585	116,585	Other loans
Equity investments	3,300	3,300	Other assets

	$222,435	$222,435

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our acquisition loans and equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify these loans and equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at September 30, 2016.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(61)
- 100 basis points	61

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first nine months of 2016 or 2015.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Numerator:
Income from continuing operations	$70,543	$23,123
Non-controlling interests’ share in continuing operations	(185)	(66)
Participating securities’ share in earnings	(154)	(265)

Income from continuing operations, less participating securities’ share in earnings	70,204	22,792
Income from discontinued operations attributable to MPT common stockholders	—	—

Net income, less participating securities’ share in earnings	$70,204	$22,792

Denominator:
Basic weighted-average common shares	246,230	223,948
Dilutive potential common shares	1,238	—

Dilutive weighted-average common shares	247,468	223,948

	For the Nine Months Ended September 30,
	2016	2015
Numerator:
Income from continuing operations	$182,693	$81,589
Non-controlling interests’ share in continuing operations	(683)	(228)
Participating securities’ share in earnings	(430)	(781)

Income from continuing operations, less participating securities’ share in earnings	181,580	80,580
Loss from discontinued operations attributable to MPT common stockholders	(1)	—

Net income, less participating securities’ share in earnings	$181,579	$80,580

Denominator:
Basic weighted-average common shares	240,607	211,659
Dilutive potential common shares	825	409

Dilutive weighted-average common shares	241,432	212,068

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Numerator:
Income from continuing operations	$70,543	$23,123
Non-controlling interests’ share in continuing operations	(185)	(66)
Participating securities’ share in earnings	(154)	(265)

Income from continuing operations, less participating securities’ share in earnings	70,204	22,792
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income, less participating securities’ share in earnings	$70,204	$22,792

Denominator:
Basic weighted-average units	246,230	223,948
Dilutive potential units	1,238	—

Dilutive weighted-average units	247,468	223,948

	For the Nine Months Ended September 30,
	2016	2015
Numerator:
Income from continuing operations	$182,693	$81,589
Non-controlling interests’ share in continuing operations	(683)	(228)
Participating securities’ share in earnings	(430)	(781)

Income from continuing operations, less participating securities’ share in earnings	181,580	80,580
Loss from discontinued operations attributable to MPT Operating Partnership partners	(1)	—

Net income, less participating securities’ share in earnings	$181,579	$80,580

Denominator:
Basic weighted-average units	240,607	211,659
Dilutive potential units	825	409

Dilutive weighted-average units	241,432	212,068

9. Commitments and Contingencies

Commitments

On July 20, 2016, we entered into definitive agreements to acquire 23 rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €215.7 million. Upon closing, the facilities will be leased to affiliates of MEDIAN, pursuant to a long-term master lease. Closing of the transaction, which is expected to begin during the fourth quarter of 2016, is subject to customary real estate, regulatory and other closing conditions.

On September 9, 2016, we entered into definitive agreements to acquire six rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €46.3 million. Upon closing, the facilities will be leased to affiliates of MEDIAN, pursuant to a long-term master lease. Closing of the transaction, which is expected during the fourth quarter of 2016, is subject to customary real estate, regulatory and other closing conditions. Subsequent to September 30, 2016, we closed on three of the six facilities in the amount of €22.9 million.

On September 28, 2016, we entered into definitive agreements to acquire two acute care hospitals in Washington and Idaho for an aggregate purchase price to us of approximately $105 million. Upon closing, the facilities will be leased to RCCH, pursuant to the current master lease. Closing of the transaction, which is expected to be completed by the first quarter of 2017, is subject to customary real estate, regulatory and other closing conditions.

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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. For the nine months ended September 30, 2016, our top five tenants from a revenue perspective were Prime (23.1%), MEDIAN (18.1%), Ernest (13.0%), RCCH (11.0%), and Adeptus Health (6.7%). However, no individual property exceeded 2.5% of our total revenue for the nine months ended September 30, 2016.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2015 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2016, there were no material changes to these policies.

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

At September 30, 2016, our portfolio consisted of 209 properties leased or loaned to 28 operators, of which 11 are under development and 12 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2016	% of Total	As of December 31, 2015	% of Total
Real estate owned (gross)	$4,185,706	68.7%	$3,924,701	70.0%
Mortgage loans	550,118	9.0%	757,581	13.5%
Other loans	165,784	2.7%	664,822	11.9%
Other assets (1)	1,193,729	19.6%	262,247	4.6%

Total assets (2)	$6,095,337	100.0%	$5,609,351	100.0%

(1)	Balance at September 30, 2016 included $1.1 billion of cash due to the closing of our equity offering. See Note 5 to Item 1 of this Form 10-Q for more details.
(2)	Includes $1.3 billion of healthcare real estate assets in Europe at September 30, 2016 and December 31, 2015.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2016	% of Total	For the Three Months Ended September 30, 2015	% of Total
General Acute Care Hospitals (1)	$78,622	62.1%	$63,161	55.1%
Rehabilitation Hospitals	37,075	29.3%	38,874	33.9%
Long-term Acute Care Hospitals	10,858	8.6%	12,535	11.0%

Total revenue	$126,555	100.0%	$114,570	100.0%

	For the Nine Months Ended September 30, 2016	% of Total	For the Nine Months Ended September 30, 2015	% of Total
General Acute Care Hospitals (1)	$238,600	61.5%	$173,083	55.8%
Rehabilitation Hospitals	113,463	29.3%	97,868	31.5%
Long-term Acute Care Hospitals	35,791	9.2%	39,382	12.7%

Total revenue	$387,854	100.0%	$310,333	100.0%

(1)	Includes three medical office buildings.

We have 53 employees as of November 7, 2016. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2016 Compared to September 30, 2015

Net income for the three months ended September 30, 2016, was $70.4 million, compared to $23.1 million for the three months ended September 30, 2015. This increase is primarily due to higher revenues from acquisitions and completed development projects, $44.6 million of gains on real estate and other assets disposals, and a reduction in acquisition expenses, partially offset by higher debt refinancing costs in 2016 with the redemption of our 2011 Senior Unsecured Notes and lower revenue from asset disposals. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $75.1 million, or $0.30 per diluted share for the 2016 third quarter as compared to $72.5 million, or $0.32 per diluted share for the 2015 third quarter. This increase in FFO is primarily due to the increase in revenue from new investments made since September 2015 along with the completion of development properties in 2016, partially offset by lower revenue from property disposals. On a per share basis, FFO is slightly down due to the 23.5 million increase in weighted average shares outstanding over the prior year as a result of our deleveraging activities.

A comparison of revenues for the three month periods ended September 30, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016	% of Total	2015	% of Total	Year over Year Change
Rent billed	$82,387	65.1%	$70,358	61.4%	17.1%
Straight-line rent	9,741	7.7%	5,023	4.4%	93.9%
Income from direct financing leases	14,678	11.6%	14,692	12.8%	(0.1)%
Interest and fee income	19,749	15.6%	24,497	21.4%	(19.4)%

Total revenues	$126,555	100.0%	$114,570	100.0%	10.5%

Our total revenue for the 2016 third quarter is up $12 million or 10.5% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $16.7 million over the prior year of which $6.3 million is from incremental revenue from acquisitions made after September 2015 and $4.1 million is incremental revenue from development properties that were completed and put into service in 2015 and 2016. Operating lease revenue is also up $5.7 million reflecting a full quarter of revenue from RCCH properties acquired on August 31, 2015 and up $3.1 million related to our Twelve Oaks facility in the quarter (including $1.2 million related to cash received on past due rents and $1.9 million due to the write-off of straight-line rent receivables in the 2015 third quarter). These increases are partially offset by approximately $4 million of lower revenue related to the HealthSouth, Post Acute, and Corinth disposals as described in Note 3 to Item 1 of this Form 10-Q.

•	Income from direct financing leases – flat period over period. DFL revenue increased $0.2 million over the prior year third quarter from annual escalation provisions in our leases and $1.6 million is from incremental revenue from acquisitions made after September 2015. This increase was completely offset by $1.8 million of lower DFL revenue due to the RCCH leases converting from DFL to operating lease accounting treatment as more fully discussed in Note 3 to Item 1 of this Form 10-Q.

•	Interest from loans – down $4.7 million over the prior year primarily attributable to approximately $2.1 million of revenue in 2015 from loans that were converted to real estate in connection with the MEDIAN acquisition. In addition, interest revenue decreased by $4.3 million related to mortgage and acquisition loans that were paid off in the Capella Disposal Transaction (see Note 3 to Item 1 of this Form 10-Q for further details). This decrease in revenue was partially offset by approximately $2 million of additional interest in 2016 from new loans made on or after September 30, 2015.

Real estate depreciation and amortization during the third quarter of 2016 increased to $23.9 million from $20.0 million in 2015, due to the incremental depreciation from the properties acquired since September 30, 2015 and the development properties completed in 2015 and 2016.

Property expenses for the 2016 third quarter decreased $1.8 million from the prior year quarter as the tenant of our Twelve Oaks facility reimbursed us for property expenses incurred in previous periods. In future quarters, we would expect to incur property expenses in the $1 million range.

Acquisition expenses decreased from $24.9 million in 2015 to $2.7 million in 2016 primarily due to $18 million of real estate transfer taxes incurred on MEDIAN properties acquired in the 2015 third quarter.

General and administrative expenses totaled $12.3 million for the 2016 third quarter, which is 9.7% of total revenues compared to 9.4% in the 2015 third quarter. On a dollar basis, general and administrative expenses were up $1.5 million from the prior year third quarter due to higher international administrative expenses along with an increase in personnel costs due to the growth and expansion of our company.

Interest expense, for the quarters ended September 30, 2016 and 2015, totaled $40.3 million and $31.6 million, respectively. This increase is primarily related to higher average debt balances in the current year quarter associated with the senior unsecured notes issued in 2015 and 2016 and our expanded credit facility. In addition, we incurred $1.7 million of additional interest expense in the 2016 third quarter between the time we issued the $500 million in senior unsecured notes in July 2016 and when we were able to redeem the $450 million in senior unsecured notes in August 2016. Our weighted average interest rate is 5.2% for the quarter ended September 30, 2016, which is an increase from 4.2% in 2015 due to obtaining more permanent financing in 2016. See Note 4 in Item 1 to this Form 10-Q for further information on our debt activities.

During the three months ended September 30, 2016, we sold three HealthSouth properties resulting in a net gain on sale of approximately $45 million (see Note 3 to Item 1 of this Form 10-Q for further details).

With the redemption of the $450 million in senior unsecured notes, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium) in the 2016 third quarter. In the 2015 third quarter, we incurred $4.1 million of charges primarily related to structuring and underwriting fees associated with the bridge loan entered into as a back stop on financing the original Capella transaction.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended September 30, 2016, was primarily due to our European investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in many entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S and foreign net deferred tax assets at September 30, 2016. In the future, if we determine that it is more likely than not that we will realize our U.S. and foreign net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

Nine Months Ended September 30, 2016 Compared to September 30, 2015

Net income for the nine months ended September 30, 2016, was $182 million compared to net income of $81.4 million for the nine months ended September 30, 2015, primarily due to additional revenue from new investments and completed development projects, $61.3 million of gains on real estate and other assets disposals, and a reduction in acquisition expenses, partially offset by higher debt refinancing costs and the reduction of revenue from disposal transactions in 2016. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $234.1 million, or $0.97 per diluted share for the first nine months in 2016 as compared to $192.3 million, or $0.91 per diluted share for the first nine months of 2015. This 22% increase in FFO is primarily due to the increase in revenue from investments and completed development projects made since September 2015.

A comparison of revenues for the nine month periods ended September 30, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016	% of Total	2015	% of Total	Year over Year Change
Rent billed	$234,408	60.4%	$177,351	57.2%	32.2%
Straight-line rent	26,509	6.8%	15,003	4.8%	76.7%
Income from direct financing leases	47,181	12.2%	40,055	12.9%	17.8%
Interest and fee income	79,756	20.6%	77,924	25.1%	2.4%

Total revenues	$387,854	100.0%	$310,333	100.0%	25.0%

Our total revenue for the first nine months of 2016 is up $77.5 million or 25% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $68.6 million over the prior year of which $0.1 million is from our annual escalation provisions in our leases, $49.5 million is from incremental revenue from acquisitions made after September 2015, and $14.4 million is incremental revenue from development properties that were completed and put into service in 2015 and 2016. The increase is also attributable to $9.4 million earned on our Capella properties post lease reclassification from DFL to operating lease accounting as part of the April 29, 2016 amendments. These increases are partially offset by $5.7 million of lower revenue from the 2016 dispositions.

•	Income from direct financing leases – up $7.1 million over the prior year of which $0.6 million is from our annual escalation provisions in our leases and $2.6 million is from incremental revenue from acquisitions made in 2016. This increase is also attributable to $6.0 million of incremental revenue on the Capella properties prior to the lease reclassification. The increase was partially offset by the $2.6 million write-off of DFL non-cash income in connection with the lease reclassification (see Note 3 of Item 1 of this Form 10-Q for details).

•	Interest from loans – up $1.8 million over the prior year of which $0.4 million is from our annual escalation provisions in our loans. The increase in interest is also attributable to $16.1 million of interest on the mortgage and acquisition loans at RCCH that were outstanding for several months longer in 2016 than in 2015. In addition, we earned $8.3 million of additional interest from other loans made during or after the quarter ending September 30, 2015, including the Prime mortgage loans. The increase was partially offset by $22.2 million in interest earned in 2015 from loans that were converted to real estate on or before September 30, 2015 in connection with the MEDIAN Transaction and $0.6 related to loan pay downs in 2016.

Real estate depreciation and amortization during the first nine months of 2016 increased to $67.9 million from $49.7 million in the same period of 2015 due to the incremental depreciation from the properties acquired and the development properties completed in 2015 and 2016. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense. This was offset by a similar $1.1 million of expense in 2015 to accelerate the amortization of lease intangible assets associated with Twelve Oaks, Luling, and Healthtrax properties.

Property expenses for the first nine months of 2016 decreased $1 million compared to 2015. This decrease is primarily due to the reimbursement of $0.8 million by the tenant of our Twelve Oaks facility for property expenses incurred in previous periods.

Acquisition expenses decreased from $57.0 million in 2015 to $6.4 million in 2016 primarily as a result of the MEDIAN and Capella acquisitions in 2015, including approximately $36 million of real estate transfer taxes associated with the properties acquired from MEDIAN in 2015.

General and administrative expenses in the first nine months of 2016 totaled $35.8 million, which is 9.2% of revenues down from 10.4% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $3.5 million from the prior year first nine months due to higher international administrative expenses, and to a lesser extent personnel costs, which are up as a result of the growth and expansion of our company.

During the nine months ended September 30, 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $61.3 million and impairment charges of $7.3 million (see Note 3 to Item 1 of this Form 10-Q for further details).

Interest expense for the first nine months of 2016 and 2015 totaled $121.1 million and $85.0 million, respectively. This increase is related to higher average debt balances in the current year associated with our senior unsecured notes entered into during 2015 and 2016 and our expanded credit facility. Our weighted average interest rate is slightly higher period over period – 4.9% for the first nine months of 2016 and 4.7% for the first nine months of 2015 due to more permanent debt financing. In addition, we incurred $1.7 million of additional interest expense in the first nine months of 2016 between the time we issued the $500 million in senior unsecured notes in July 2016 and when we were able to redeem the $450 million in senior unsecured notes in August 2016. See Note 4 of Item 1 to this Form 10-Q for further information on our debt activities.

With the redemption of the $450 million in senior unsecured notes, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium) during the first nine months of 2016. During the first nine months of 2015, we incurred $4.3 million of charges primarily related to structuring and underwriting fees associated with the bridge loan entered into as a back stop on financing the original Capella Acquisition.

Earnings from our equity interests declined from $2.4 million of income in the first nine months of 2015 to a loss of $2.6 million in 2016. The loss in 2016 includes approximately $5 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
FFO information:
Net income attributable to MPT common stockholders	$70,358	$23,057	$182,009	$81,361
Participating securities’ share in earnings	(154)	(265)	(430)	(781)

Net income, less participating securities’ share in earnings	$70,204	$22,792	$181,579	$80,580
Depreciation and amortization	24,374	20,016	69,181	49,728
Gain on sale of real estate	(44,515)	(3,268)	(67,168)	(3,268)

Funds from operations	$50,063	$39,540	$183,592	$127,040
Write-off of straight line rent and other	—	3,928	3,063	3,928
Transaction costs from non-real estate dispositions	(101)	—	5,874	—
Acquisition expenses	2,689	24,949	11,723	56,997
Impairment charges	(80)	—	7,295	—
Unutilized financing fees / debt refinancing costs	22,535	4,080	22,539	4,319

Normalized funds from operations	$75,106	$72,497	$234,086	$192,284

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.28	$0.10	$0.75	$0.38
Depreciation and amortization	0.10	0.09	0.29	0.23
Gain on sale of real estate	(0.18)	(0.01)	(0.28)	(0.01)

Funds from operations	$0.20	$0.18	$0.76	$0.60
Write-off of straight line rent and other	—	0.01	0.01	0.02
Transaction costs from non-real estate dispositions	—	—	0.03	—
Acquisition expenses	0.01	0.11	0.05	0.27
Impairment charges	—	—	0.03	—
Unutilized financing fees / debt refinancing costs	0.09	0.02	0.09	0.02

Normalized funds from operations	$0.30	$0.32	$0.97	$0.91

LIQUIDITY AND CAPITAL RESOURCES

2016 Cash Flow Activity

During the nine months ended September 30, 2016, we generated $168.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $160.1 million and certain investing activities.

In regards to other financing activities, to, delever and finance the Steward acquisition in October 2016, we did the following:

1)	On February 22, 2016, we completed a senior unsecured notes offering for $500 million.

2)	On April 30, 2016, we closed on the Capella Transaction (as further discussed in Note 3 to Item 1 of this Form 10-Q) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare bonds in June 2016.

3)	On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute for $71 million.

4)	On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million.

5)	On July 13, 2016, we completed a new $500 million senior unsecured notes offering. We used the net proceeds from this offering to redeem our $450 million 2011 Senior Unsecured Notes, which was completed on August 12, 2016. Net proceeds from the notes offering and redemption approximated $19 million, and we incurred a one-time charge of $22.5 million related to the redemption (see Note 4 to Item 1 of this Form 10-Q for further details).

6)	On July 20, 2016, we sold three facilities leased to HealthSouth for $111.5 million, and

7)	We sold 82.7 million shares (including 10.3 million sold to Cerberus affiliates on October 7, 2016) through our at-the-market equity offering program, a public equity offering and a private placement generating proceeds of approximately $1.2 billion.

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

In regards to other financing activities in which we used such net proceeds to ultimately fund our $2 billion of acquisitions in 2015 and the remainder of our development activities, we did the following:

1)	On August 19, 2015, we completed a public offering of €500 million aggregate principal amount 4.00% senior unsecured notes. In addition, on September 30, 2015, we entered into an amendment to our existing amended and restated revolving credit and term loan agreement, dated as of June 19, 2014. The Amendment, among other things, increased our revolver availability to its current level of $1.3 billion and increased borrowings under our term loan by $125 million.

2)	On August 11, 2015, we completed an underwritten public offering of 28.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 3.75 million shares) of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

3)	On January 14, 2015, we completed an underwritten public offering of 34.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.5 million shares) of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

Short-term Liquidity Requirements: As of November 7, 2016 (and after our $60 million pay off of the 2006 Senior Unsecured Notes on October 31, 2016), we have less than $0.1 million in debt principal payments due in 2016 — see debt maturity schedule below. At November 7, 2016 (and post the Steward acquisition), our availability under our revolving credit facility plus cash on-hand approximated $1.2 billion. We believe any excess availability in our revolving credit facility and our current monthly cash receipts from rent and loan interest is sufficient to fund our operations, debt and interest obligations, our firm commitments (including committed acquisitions as disclosed in Note 9 to Item 1 of this Form 10-Q, capital expenditures, if any, and expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to June 2019), we have approximately $13 million in debt principal payments due between now and June 2019 (see debt maturity schedule below). With our liquidity at November 7, 2016 of approximately $1.2 billion along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including committed acquisitions, capital expenditures, if any, and expected funding requirements on our development projects) currently.

However, access to capital is an integral part of our business plan. In order to fund debt maturities coming due in 2019 and later years, and as we consider strategic investment opportunities, while maintaining compliance with our debt covenants (as described in Note 4 to Item 1 of this Form 10-Q), we believe additional capital may be needed and we may access one or a combination of the following:

•	issuing of new U.S. dollar or Euro denominated debt securities, including senior unsecured notes,

•	proceeds from strategic property or other asset sales,

•	entering into new bank term loans,

•	entering into joint venture arrangements,

•	amending our current credit facility, and/or

•	sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of September 30, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2016	$60,078	(A)
2017	320
2018	12,781
2019	250,000
2020	224,700
Thereafter	2,211,750

Total	$2,759,629

(A)	The remaining $60 million of our 2006 Senior Unsecured Notes were paid in full on October 31, 2016.

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except for the issuance of $1 billion in new senior unsecured notes, redemption of our 2011 Senior Unsecured Notes, and the pay down of our revolving credit facility and 2006 Senior Unsecured Notes, there have been no significant changes in those obligations during the nine months ended September 30, 2016. See Note 4 of Item 1 of this Form 10-Q for more detailed information.

The following table updates our contractual obligations schedule for the activities during the first nine months of 2016 (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$3,900	$2,795	$—	$—	$6,695
2006 Senior Unsecured Notes	60,870	—	—	—	60,870
2011, 2012 and 2014 Senior Unsecured Notes	38,813	77,625	77,625	707,906	901,969
2016 Senior Unsecured Notes due 2024	31,875	63,750	63,750	579,688	739,063
2016 Senior Unsecured Notes due 2026	26,906	52,500	52,500	631,250	763,156

(1)	As of September 30, 2016, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at September 30, 2016 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2016:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2016, our outstanding debt totaled $2.7 billion, which consisted of fixed-rate debt of $2.5 billion (including $60 million of floating debt swapped to fixed) and variable rate debt of $250 million. If market interest rates increase by 1%, the fair value of our debt at September 30, 2016 would decrease by $4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $250 million, the balance of such variable rate debt at September 30, 2016.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the Euro and British Pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the Euro to U.S. dollar and the British Pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2016 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $3.1 million. Based solely on operating results to-date in 2016 and on an annualized basis, if the British Pound exchange rate were to change by 5%, our FFO would change by approximately $0.2 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our revenues are dependent upon our relationships with, and success of, our largest tenants, Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health.

For the nine months ended September 30, 2016, our top five tenants from a revenue perspective were Prime, MEDIAN, Ernest, RCCH, and Adeptus Health representing 23.1%, 18.1%, 13.0%, 11.0%, and 6.7%, respectively, of our total revenues (as the Steward transaction closed subsequent to September 30, 2016). Our relationships with these operators and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of these operators to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations.

Our tenants operate in the healthcare industry that is highly regulated by federal, state, and local laws and changes in regulations may negatively impact our tenant’s operations until they are able to make the appropriate adjustments to their business, For example, recent modifications to regulations concerning patient criteria and reimbursement for long-term acute care hospitals have resulted in volume and profitability declines in certain facilities operated by Ernest.

We are aware of various federal and state inquiries, investigations and other proceedings currently affecting several of our tenants and would expect such government compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. During the second quarter of 2016, the Department of Justice joined a lawsuit against Prime alleging irregular admission practices intended to increase the number of inpatient care admissions of Medicare patients, including unnecessarily classifying some patients as “inpatient” rather than “observation”. Other large acute hospital operators have also recently defended similar allegations, sometimes resulting in financial settlements and agreements with regulators to modify admission policies, resulting in lower reimbursements for those patients.

Adeptus Health recently disclosed that it raised approximately $57 million in liquidity in order to address a cash shortfall that it reported was a result of inattention to revenue collection and expense controls and changes in its business model. Adeptus Health is a rapidly expanding company and has, during the last three months, replaced its Chief Executive Officer, Chief Financial Officer and Corporate Controller.

An adverse result to Ernest, Prime, Adeptus Health, or one of our other larger tenants in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us, which could negatively affect our ability to service our debt and make distributions to our stockholders. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenant’s ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

4.1(1)	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on July 22, 2016

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

Date: November 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on July 22, 2016