Form 10-K
period 2016-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2017-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Medical Properties Trust, Inc.    Yes  ☐    No  ☒            MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the 236,587,490 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $3,598,495,723 based upon the last reported sale price of $15.21 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 24, 2017, 320,934,225 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2016, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop additional facilities in the United States (“U.S.”) or Europe;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of debt and equity securities and/or property disposals;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to service our debt and comply with all of our debt covenants;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) political, economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the United States and Europe. At December 31, 2016 and 2015, we had $6.4 billion and $5.6 billion, respectively, in total assets made up of the following:

(dollars in thousands)	2016		2015
Real estate owned (gross)	$4,912,320	76.6%	$3,875,536	69.1%
Mortgage loans	1,060,400	16.5%	757,581	13.5%
Other loans	155,721	2.4%	664,822	11.9%
Construction in progress	53,648	0.8%	49,165	0.9%
Other assets	236,447	3.7%	262,247	4.6%

Total(1)	$6,418,536	100.0%	$5,609,351	100.0%

(1)	Includes $1.3 billion of healthcare real estate owned and other assets in Europe in 2016 and 2015.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2016		2015		2014
General Acute Care Hospitals(1)	$344,523	63.7%	$255,029	57.7%	$187,060	59.9%
Inpatient Rehabilitation Hospitals	149,964	27.7%	134,198	30.4%	71,564	22.9%
Long-Term Acute Care Hospitals	46,650	8.6%	52,651	11.9%	53,908	17.2%

Total revenue(2)	$541,137	100.0%	$441,878	100.0%	$312,532	100.0%

(1)	Includes three medical office buildings.
(2)	Includes $101.6 million and $83.0 million in revenue (primarily from rehabilitation facilities) from the healthcare real estate assets in Europe in 2016 and 2015, respectively.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2016, 2015 and 2014. More information is available on the Internet at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 24, 2017, our portfolio consisted of 232 properties: 215 facilities (of the 220 facilities that we own) are leased to 30 tenants, five are under development, and the remaining assets are in the form of mortgage loans to four operators. Our facilities consist of 136 general acute care hospitals, 79 inpatient rehabilitation hospitals, and 17 long-term acute care hospitals (“LTACHs”).

At February 24, 2017, no single property accounted for more than 3.6% of our total gross assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain similar economic returns as our net leases. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•	General acute care — provide inpatient care for the treatment of acute conditions and manifestations of chronic conditions. They also provide ambulatory care through hospital outpatient departments and emergency rooms.

•	Inpatient rehabilitation — provide rehabilitation to patients with various neurological, muscular, skeletal orthopedic and other medical conditions following stabilization of their acute medical issues.

•	Long-term acute care — specialty-care hospital designed for patients with serious medical problems that require intense, special treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

Diversification

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe. See below for investment and revenue concentration in the U.S. and our global concentration at December 31, 2016:

(1)	Represents investment concentration as a percentage of gross real estate assets, other loans, and equity investments assuming all real estate commitments at December 31, 2016 are fully funded.

We continue to believe that Europe represents an attractive market in which to invest, particularly in Germany. Germany is an attractive investment opportunity for us given Germany’s strong macroeconomic position and healthcare environment. Germany’s Gross Domestic Product (“GDP”), which is approximately $3,363 billion according to World Bank 2015 data, has been relatively more stable than other countries in the European Union due to Germany’s stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises (which employ 68% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 3.9% as of December 2016, which is significantly less than the 9.6% unemployment rate in the European Union as of December 2016, according to Eurostat.

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

Key factors that we consider in underwriting prospective tenants and in our ongoing monitoring of our tenants’ (and any guarantors’) performance include the following:

•	the scope and breadth of clinical services and programs, including admission levels by service type;

•	the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent) of each tenant and at each facility;

•	the ratio of our tenants’ operating earnings both to facility rent and to other fixed costs, including debt costs;

•	trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S. as well as equivalent payors in Germany, the United Kingdom, Italy, and Spain) and private payors (including commercial insurance and private pay patients);

•	trends in tenant cash collections, including comparison to recorded net patient service revenues;

•	the effect of any legal, regulatory or compliance proceedings with our tenants;

•	the effect of evolving healthcare legislation and other regulations (including changes in reimbursement) on our tenants’ profitability and liquidity;

•	demographics of the local and surrounding areas in which our tenants operate;

•	the competition, including the prospective tenant’s market position relative to competition;

•	evaluation of medical staff doctors and physician leadership associated with the facility/facilities, including specialty, tenure and number of procedures performed;

•	evaluation of the operator’s and facility’s administrative team, as applicable, including background and tenure within the healthcare industry;

•	compliance, accreditation, quality performance and health outcomes as measured by The Centers for Medicare and Medicaid Services (“CMS”) and Joint Commission; and

•	the level of investment in the hospital infrastructure and health IT systems.

Healthcare Industry

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

United States

Healthcare is the single largest industry in the U.S. based on GDP. According to the National Health Expenditures report dated July 2016 by the CMS: (i) national health expenditures are projected to grow 5.1% in 2017; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2017 through 2025, is anticipated to be 6.0%; and (iii) the healthcare industry is projected to represent 20.1% of U.S. GDP by 2025.

Germany

The healthcare industry is also the single largest industry in Germany. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.0% of its total GDP according to the Organization for Economic Co-operation and Development’s 2013 data.

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

United Kingdom

Healthcare services in the United Kingdom are provided through the National Health Service (“NHS”). In 2013, the United Kingdom spent 8.8% of GDP on healthcare. The majority of this funding for the NHS comes from general taxation, and a smaller proportion from national insurance (a payroll tax). The NHS also receives income from copayments, people using NHS services as private patients, and some other minor sources. In 2012, 10.9% of the United Kingdom population had private voluntary health insurance provided mostly through employers. Private insurance offers more rapid and convenient access to care, especially for elective hospital procedures. It is estimated that four insurers account for 87.5% of the market, with small providers comprising the rest.

Publicly owned hospitals are organized either as NHS trusts, approximately 98 in number or as Foundation trusts, approximately 147 in number. NHS trusts are accountable to the Department of Health while foundation trusts enjoy greater freedom from central control. An estimated 548 hospitals are located in the United Kingdom and offer a range of treatments. Their charges to private patients are not regulated, and they receive no public subsidies. NHS use of private hospitals remains low with about 3.6% of NHS funding used for this purpose. The NHS budget was flat for the period from 2010 to 2015.

Italy

The Italian national health service (Servizio Sanitario Nazionale) is regionally based and organized at the national, regional, and local levels. Under the Italian constitution, responsibility for healthcare is shared by the national government and the 19 regions and 2 autonomous provinces. The central government controls the distribution of tax revenue for publicly financed health care and defines a national statutory benefits package to be offered to all residents in every region — the “Essential Levels of Care.” The 19 regions and two autonomous provinces have responsibility for the organization and delivery of health services through local health units.

Public financing accounted for 78% of total health spending in 2013, with total expenditure standing at 9.1% of GDP. The public system is financed primarily through a corporate tax (approximately 35.6% of the overall funding in 2012) pooled nationally and allocated back to regions, typically the source region, and a fixed proportion of national value-added tax revenue (approximately 47.3% of the total in 2012) collected by the central government and redistributed to regions unable to raise sufficient resources to provide the essential levels of care.

In 2011, there were approximately 194,000 beds in public hospitals and 47,500 beds in private accredited hospitals. A diagnosis-related group-based prospective payment system operates across the country and accounts for most hospital revenue.

Private health insurance plays a limited role in the health system, accounting for roughly 1% of total spending in 2009. Approximately 15% of the population has some form of private insurance which generally covers services excluded under the Essential Levels of Care, to offer a higher standard of comfort and privacy in hospital facilities, and wider choice among public and private providers. Some private health insurance policies also cover copayments for privately provided services, or a daily rate of compensation during hospitalization. There are two types of private health insurance: corporate, where companies cover employees and sometimes their families; and non-corporate, with individuals buying insurance for themselves or their family.

Depending on the region, public funds are allocated by local health units to public and accredited private hospitals. Rates paid to hospitals include all hospital costs including those of physicians. Funding for health is defined by the July 2014 Pact for Health which defines funding between $143.4 billion and $151.3 billion annually for the years 2014 to 2016.

Spain

The Spanish health system was established by the General Health Law of 1986. This law carries out a mandate of the Spanish Constitution which establishes the right of all citizens to protection of their health. The National Health System (Sistema Nacional de Salud, SNS) is the administrative device set up by the law. Spain spends approximately 9.6% of its GDP on health care. Expenditures for private healthcare are 26.4% of total health expenditures have been growing at a compounded annual growth rate of 1.7%. 80% of all Spanish patients use a combination of both private and public healthcare services.

Private hospitals comprise 53% of total Spanish hospitals and 32% of total beds. Private hospitals account for 24% of hospital discharges, 30% of surgeries and 20% of visits to Accident and Emergency Services. Demand for private hospital services is increasing at a compound rate of 3.8% from 2008 through 2011. In terms of private insurance, the top ten companies in Spain account for 82% of the market.

Our Leases and Loans

The leases for our facilities are “net” leases with terms generally requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease or loan term of 14.1 years (see Item 2 for more information on remaining lease or loan terms). Based on current monthly revenue, approximately 99% of our leases and loans provide for annual rent or interest escalations based on either increases in the U.S. Consumer Price Index (“CPI”) or minimum annual rent or interest escalations ranging from 0.5% to 5%. In some cases, our domestic leases and loans provide for escalations based on CPI subject to floors and/or ceilings. In certain limited cases, we may have arrangements that provide for additional rents based on the level of a tenant’s revenue.

RIDEA Investments

We have and will make equity investments, loans (with equity like returns) and obtain profit interests in certain of our tenants. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which was signed into law under the Housing and Economic Recovery Act of 2008. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2016, our RIDEA investments totaled approximately $105.8 million.

Significant Tenants

At December 31, 2016, we had total assets of approximately $6.4 billion comprised of 231 healthcare properties in 30 states, in Germany, the United Kingdom, Italy, and Spain. The properties are leased to or mortgaged by 30 different hospital operating companies. On a gross asset basis (which is total assets before accumulated depreciation/amortization and assumes all real estate commitments at that time are fully funded), our top five tenants were as follows (dollars in thousands):

Gross Assets by Operator

	As of December 31, 2016		As of December 31, 2015
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward	$1,250,000	17.5%	$—	—
Prime	1,144,055	16.0%	1,032,353	17.1%
MEDIAN	993,677	13.9%	1,031,039	17.1%
Ernest	627,906	8.8%	579,182	9.6%
RCCH	566,600	7.9%	1,059,989	17.6%

Affiliates of Steward Health Care System LLC (“Steward”) lease five facilities pursuant to a master lease agreement, which has a 15-year term with three five-year extension options, plus annual inflation-based escalators. At December 31, 2016, these facilities had an average remaining lease term of 14.8 years. In addition to the master lease, we hold a mortgage loan on four facilities with terms and provisions substantially similar to the master lease agreement. The master lease and loan agreements include extension options that must include all or none of the properties, cross default provisions for the leases and loans, and a right of first refusal for the repurchase of the leased properties. We closed on the Steward properties on October 3, 2016 for a combined investment of $1.25 billion, which includes a $50 million minority equity contribution in Steward.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) lease 22 facilities pursuant to five master lease agreements. Four of the master leases are for 10 years and contain two renewal options of five years each. The fifth master lease is for 15 years and contains three renewal options for five years each. Rent escalates each year based on the CPI increase, with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased and mortgaged properties relative to each master lease. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. At December 31, 2016, these facilities had an average remaining initial fixed term of 8.1 years. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements.

Affiliates of Median Kliniken S.à r.l.(“MEDIAN”) lease 50 facilities pursuant to two master lease agreements. Each master lease agreement has an approximate 27-year fixed term with no renewal or repurchase options. The annual escalator for one master lease that represents 15 facilities of the MEDIAN portfolio provides for fixed increases of 2% for 2017 and additional fixed increases of 0.5% each year thereafter. In addition, at December 31, 2020 and every three years thereafter, rent will be increased, if needed, to reflect 70% of cumulative increases in German CPI. The annual escalator for the other master lease that covers the remaining facilities of the MEDIAN portfolio provides for increases of the greater of 1% or 70% of the change in German CPI.

Affiliates of Ernest Health, Inc. (“Ernest”) lease 22 facilities, including one under development, pursuant to a master lease agreement and two stand-alone lease agreements. The original master lease agreement entered into in 2012, covering 20 properties, had a 20-year initial fixed term with three five-year extension options and provides for consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually. At December 31, 2016, these facilities had a remaining initial fixed lease term of 15.2 years. This master lease includes purchase options that allow the lessee to purchase the leased property at on option price equal to the greater of fair market value of the lease property or the lease base increased by an amount equal to the annual rate of increase in the CPI on each adjustment date. All leases and loans are cross-defaulted, including the mortgage loans. In addition to the original master lease, Ernest affiliates lease the remaining properties, including one property that is currently under development, pursuant to two separate stand-alone leases that have terms generally similar to the original master lease agreement. Furthermore, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the original master lease agreement.

Affiliates of RCCH Healthcare Partners (“RCCH”) (formally Capella Healthcare Inc.) lease six facilities (four of which are leased pursuant to a master lease agreement). The master lease agreement has an initial fixed 13.5-year term with four five-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. The extension options may be exercised with respect to any or all of the properties. At the end of the fixed term, and during any exercised extension options, the lessee will have the right of first refusal to purchase the leased property. At December 31, 2016, these facilities had an average remaining initial fixed lease term of 12.2 years. In addition to the master lease, two facilities are leased pursuant to stand-alone leases with a weighted average remaining fixed term of 12.3 years. The terms and provisions of these leases are generally equivalent to the terms and provisions of the master lease agreement.

No other tenant accounted for more than 7% of our total gross assets at December 31, 2016.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to remediate hazardous or toxic substance releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property. Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments (or their equivalent studies outside the U.S.) in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease or loan term, our transaction documents require our tenants to repair and remediate any environmental concern at the applicable facility, and to comply in full with all environmental laws and regulations.

California Seismic Standards

California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1973 (the “Alquist Act”) established a seismic safety building standards program under the Office of Statewide Health Planning and Development (“OSHPD”) jurisdiction for hospitals built on or after March 7, 1973. It required the California Building Standards Commission to adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations required hospitals to meet certain seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. This legislation was adopted to avoid the loss of life and the disruption of operations and the provision of emergency medical services that may result from structural damage sustained to hospitals resulting from an earthquake.

The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act required the Building Standards Commission to adopt certain evaluation criteria and retrofit standards such as:

•	hospitals in California must conduct seismic evaluations and submit these evaluations to the OSHPD, Facilities Development Division for its review and approval;

•	hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the OSHPD, Facilities Development Division for its review and approval; and

•	hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

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

California’s AB 306 legislation permitted OSHPD to grant extensions to acute care hospitals that lacked the financial capacity to meet the January 1, 2013, retrofit deadline, and instead, requires them to replace those buildings by January 1, 2020. More recently, California SB 90 allows a hospital to seek an extension for seismic compliance up to seven years based on three elements:

•	the structural integrity of the building;

•	the loss of essential hospital services to the community if the hospital is closed; and

•	financial hardship.

As of December 31, 2016, we have 13 hospitals in California totaling investments of $542.9 million. Exclusive of four hospitals granted extensions by OSHPD, all of our California buildings are seismically compliant through 2030 as determined by OSHPD. For our hospitals that were granted extensions, three (representing a total investment of $173.3 million) completed their seismic retro upgrades in 2016 and are currently awaiting final OSHPD reclassification. Our fourth hospital (with a total investment of $20 million) that was granted an extension began retrofit planning this year, and we expect full compliance by their 2020 deadline.

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

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

Our leases and mortgage loans require our tenants to carry property, loss of income, general liability, professional liability, and other insurance coverages in order to protect our interests. We monitor the adequacy of such coverages on an ongoing basis. In addition, we maintain separate insurance that provides coverage for bodily injury and property damage to third parties arising from our ownership of the healthcare facilities that are leased to and occupied by our tenants, as well as contingent business interruption insurance. At December 31, 2016, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities, so as to satisfy, or meet as closely as possible, all safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for an applicable safe harbor.

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

The CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, and we intend for facilities to comply with the Stark Law where we own an interest in our tenants’ operations, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

Reimbursement Pressures. Healthcare facility operating margins continue to face significant pressure due to the deterioration in pricing flexibility and payor mix, a shift toward alternative payment models, increases in operating expenses that exceed increases in payments under the Medicare program, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, LTACHs continue to face reimbursement pressures including those resulting from the passage of the SGR Reform Act of 2013, and CMS is also implementing regulatory restrictions on reimbursement for hospital outpatient departments, which could lead to decreased reimbursement for our tenants. We cannot predict how and to what extent these or other initiatives will impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. Generally, the Patient Protection and Affordable Care Act ( the “Reform Law”) provides expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes various cost containment initiatives, including quality control and payment system refinements for federal programs, such as pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. The Reform Law also increases health information technology standards for healthcare providers in an effort to improve quality and reduce costs. The Reform Law has led, and will continue to lead, to significant changes in the healthcare system. There are, however, continuing efforts to repeal and replace the Reform Law. We cannot predict the continued impact of the Reform Law, or the impact of its possible repeal and replacement, on our business, as some aspects benefit the operations of our tenants, while other aspects present challenges.

Employees

We have 54 employees as of February 24, 2017. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

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

As of February 24, 2017, we had $3.0 billion of debt outstanding, which excludes the €200 million 5.750% Senior Notes due 2020 to be redeemed on March 4, 2017.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $0.8 billion in variable interest rate debt that we had outstanding as of February 24, 2017. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt. See Item 7 of Part II of this Annual Report on Form 10-K for further information on our current debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2016, the dividend restriction was 95% of normalized adjusted funds from operations (“FFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of FFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

As of February 24, 2017, we had approximately $0.8 billion in variable interest rate debt, which constitutes 26.5% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as when we entered into the $125 million of interest rate swaps in 2010 to fix the interest rate on our 2006 Senior Unsecured Notes due 2016, which were paid in full on October 31, 2016. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we are then required to find another tenant-operator, such as the case was with our Monroe facility in 2014. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Prime, MEDIAN, Ernest, and RCCH) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements, such was the case with our two South Carolina facilities — Bennettsville and Cheraw in 2015. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Steward, Prime, MEDIAN, Ernest, and RCCH) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2016, we have 11 investments in the operations of certain of our healthcare facilities by utilizing RIDEA (or similar investments). These investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have limited experience with healthcare facilities in Germany, the United Kingdom, Italy, and Spain or anywhere else outside the U.S.

We have limited experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including Germany, the United Kingdom, Italy, and Spain, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquired in connection with the MEDIAN acquisition (as more fully described in Note 3 to Item 8 of this Form 10-K) will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the European economy as a whole, which may adversely affect our European investments.

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

For the year ended December 31, 2016, our top tenants were Steward, Prime, MEDIAN, Ernest, RCCH, and Adeptus Health representing 4.8% (based on fourth quarter revenue only when we closed the Steward acquisition), 22.3%, 17.3%, 12.5%, 9.7% and 7.0%, respectively, of our total revenues. Our relationships with these operators and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of these operators to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations.

Our tenants operate in the healthcare industry that is highly regulated by federal, state, and local laws and changes in regulations may negatively impact our tenants’ operations until they are able to make the appropriate adjustments to their business. For example, recent modifications to regulations concerning patient criteria and reimbursement for LTACHs have resulted in volume and profitability declines in certain facilities operated by Ernest.

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

In November 2016, Adeptus Health disclosed that it raised approximately $57 million in liquidity in order to address a cash shortfall that it reported was a result of inattention to revenue collection and expense controls and changes in its business model. Adeptus Health is a rapidly expanding company and has, during the second half of 2016, replaced its Chief Executive Officer, Chief Financial Officer and Corporate Controller.

An adverse result to Ernest, Prime, Adeptus Health, or one of our larger tenants in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us, which could negatively affect our ability to service our debt and make distributions to our stockholders. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

In the event our tenants and prospective tenants determine to purchase the facilities they lease either during the lease term or after their expiration, the timing of those purchases may be outside of our control and we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turnover of our facilities could materially adversely affect our ability to execute our business plan and our results of operations.

We have 131 leased properties that are subject to purchase options as of December 31, 2016. For 104 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 10 leases, the purchase options approximate fair value. At December 31, 2016, none of our leases contained any bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described on in the “Healthcare Regulatory Matters” section in Item 1 of this Annual Report on Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

We may not be able to adapt our management and operational systems to manage the net-leased facilities we have acquired or are developing or those that we may acquire or develop in the future without unanticipated disruption or expense.

There is no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop, including those properties located in Europe or any future investments outside the U.S. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	local conditions such as an oversupply of, or a reduction in demand for, inpatient rehabilitation hospitals, LTACHs, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

As of February 24, 2017, our corporate credit rating from Standard and Poor’s Ratings Service was BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

The United Kingdom’s exit from the European Union could adversely affect us.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union, known as Brexit. Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, may adversely affect us.

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

All of the facilities in our current portfolio are and all of the facilities we expect to acquire or develop in the future will be net-leased healthcare facilities. If we, or our tenants, terminate the leases for these facilities, or if these tenants lose their regulatory authority to operate these facilities, we may not be able to locate suitable replacement tenants to lease the facilities for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the facilities to other uses. Any loss of revenues or additional capital expenditures occurring as a result could have a material adverse effect on our financial condition and results of operations and could hinder our ability to meet debt service obligations or make distributions to our stockholders.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans, and intend to obtain on future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

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

We have acquired interests in 33 of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

Reductions in reimbursement from third-party payors and shift towards alternative payment models, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

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

The U.S. healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. For example, we believe that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, which would result in an increase in the percentage of revenues attributable to alternative payment models implemented by private and government payors. CMS is particularly focused on transitioning Medicare from its traditional fee-for-service model to models that employ one or more capitated, value-based, or bundled payment approaches, and private payors are continuing to explore and implement similar types of alternative payment models. Such efforts from private and government payors, in addition to general industry trends, continue to place pressures on our tenants to control healthcare costs. Furthermore, pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These shifts place further cost pressures on our tenants. We also continue to believe that, due to the aging of the population and the expansion of governmental payor programs, there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. All of these changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

CMS’s increased regulatory restrictions on reimbursement for LTACH and inpatient rehabilitation facilities (“IRFs”), has reduced reimbursement for some tenants that operate LTACHs and IRFs, and CMS has also begun to implement regulatory restrictions on reimbursement for hospital outpatient departments (“HOPD”), which may also lead to reduced to reimbursement for our tenants that operate HOPDs. CMS is likely to continue exploring other restrictions on LTACH, IRF, and HOPD reimbursement and possibly develop more restrictive facility and patient level criteria for these types of facilities or departments. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The Reform Law represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. The Reform Law, however, remains controversial, and there are continuing efforts to repeal and replace the Reform Law. In the event the Reform Law is repealed, this could have a material adverse effect on the financial condition of some or all of our tenants.

The U.S. healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The U.S. healthcare industry is highly regulated by federal, state, and local laws (as discussed on pages 10-13) and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. We are aware of various federal and state inquiries, investigations, and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and/or mortgage payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

Licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including CMS, the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs and receive payment under such programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries, and there are several common criteria that exist across health entities. The failure to comply with any of these standards could jeopardize a healthcare organization’s Medicare certification and, in turn, its right to receive payment under the Medicare and Medicaid programs.

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

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. Prime continues certain litigation against the Service Employees International Union (“SEIU”) relating to allegations that SEIU and other defendants conspired to drive Prime out of certain markets, primarily by lobbying for governmental action relating to alleged fraudulent billing practices. Prime has addressed these fraudulent billing practice allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that SEIU regularly attempts to organize certain Prime employees. Prime has also disclosed a complaint filed against it by the U.S. Department of Justice relating to alleged improper admitting practices. Prime has addressed this complaint publicly and denied the allegations.

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

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate including, but not limited to, state certificate of need laws. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and/or to pay principal and interest on their loans from us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.

As noted earlier, the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, federal and state governments continue to investigate and conduct enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. It is anticipated that the trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals will continue in future years. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize a tenant’s ability to operate a facility or to make lease and/or loan payments, thereby potentially adversely affecting us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to fraud and abuse or physician self-referral laws.

Although no such investment exists today, physician investment in our operating partnership or our subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Certain healthcare facilities in which we invest may also be subject to state laws which require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including, but not limited to, the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services and certain capital expenditures. State certificate of need laws are not uniform throughout the U.S., are subject to change, and may delay developments of facilities or acquisitions or certain other transfers of ownership of facilities. We cannot predict the impact of state certificate of need laws on any of the preceding activities or on the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. In addition, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

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

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”), which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting, revenue recognition and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Currently, no more than 25% of the value of our assets may consist of securities of one or more TRSs and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a TRS may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Compliance with current and future changes to REIT requirements may limit our flexibility in executing our business plan.

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

Transactions with TRSs may be subject to excise tax.

We have historically entered into lease and other transactions with our TRSs and their subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our TRSs and their parent REIT that are not conducted on a market terms basis may be subject to a 100% excise tax. While we believe that all of our transactions with our TRSs are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely affect the trading price of our common stock.

Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

In connection with the acquisition in 2004 of certain Vibra Healthcare, LLC (“Vibra”) facilities, one of our TRSs made a loan to Vibra to acquire the operations at those Vibra facilities. The acquisition loan bore interest at an annual rate of 10.25%. Our operating partnership loaned the funds to the TRS to make this loan. The loan from our operating partnership to the TRS bore interest at an annual rate of 9.25%.

Like the Vibra loan discussed above, our TRSs have made and will make loans to tenants in our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our TRSs, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the Code were to argue successfully that a transfer, disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government (particularly with the recent presidential election coupled with a Republican-controlled Congress) as well as the governments of many of the countries in which we operate (such as Germany, the United Kingdom, and Luxembourg, which is where our Europe entities are domiciled) are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our capital stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2016, our portfolio consisted of 231 properties: 213 facilities (of the 219 facilities that we owned) were in operation and leased to 30 operators, 12 assets were in the form of first mortgage loans to four operators, and six properties were under construction. Our owned facilities consisted of 125 general acute care hospitals, 75 inpatient rehabilitation hospitals, 16 LTACHs, and three medical office buildings. The 12 non-owned facilities consisted of eight general acute care facilities, three inpatient rehabilitation hospitals, and one LTACH.

	Total Properties	Total 2016 Revenue	Total Assets (A)
	(Dollars in thousands)
United States:
Alabama	2	$763	$8,614
Arizona	13	23,798	286,847	(B)
Arkansas	1	14,457	90,335	(F)
California	13	66,197	542,889
Colorado	13	12,684	100,298
Connecticut	—	90	1,500	(D)
Florida	1	2,250	25,810
Idaho	4	12,581	103,059
Indiana	2	4,806	52,003
Kansas	3	11,177	98,356
Louisiana	5	11,124	128,687	(E)
Massachusetts	9	26,098	1,250,000
Michigan	2	4,367	40,743
Missouri	4	19,621	210,921
Montana	1	2,589	21,821
Nevada	1	9,949	84,601
New Jersey	8	39,084	417,436
New Mexico	2	6,027	55,960
Ohio	2	1,936	20,388	(B)
Oklahoma	1	12,283	58,743	(F)
Oregon	2	15,146	133,503
Pennsylvania	1	4,492	38,204
South Carolina	6	15,618	172,996
Texas	58	96,992	877,315	(B)(C)(E)
Utah	3	9,943	107,151
Virginia	1	1,072	10,915
Washington	1	5,942	103,168
West Virginia	1	2,756	23,792
Wisconsin	1	2,936	29,062
Wyoming	1	2,754	23,229
Other Assets	—	—	27,623

Total United States	162	$439,532	$5,145,969
International:
Germany	59	$97,382	$1,098,002
United Kingdom	1	3,871	34,861
Italy	8	—	89,511	(G)
Spain	1	352	18,800
Other Assets	—	—	31,393

Total International	69	$101,605	$1,272,567

Total	231	$541,137	$6,418,536

(A)	Represents total assets at December 31, 2016.
(B)	Includes development projects still under construction at December 31, 2016.
(C)	Includes our Twelve Oaks facility that is 55% occupied. Our total gross investment in the facility is $63 million.
(D)	We do not own any property in this state as of December 31, 2016; however, we hold a $1.5 million note related to a property disposed of in 2015.
(E)	Includes revenue in the amount of $10.9 million related to properties that were disposed during 2016.
(F)	Includes revenue in the amount of $7.3 million related to mortgage loans repaid during 2016.
(G)	Includes our equity investment in eight facilities that is included in other assets on the balance sheet at December 31, 2016.

Type of Property (includes properties subject to leases and mortgage loans)	Number of Properties	Number of Square Feet	Number of Licensed Beds(C)
General Acute Care Hospitals(A)	136	20,216,265	11,646
Inpatient Rehabilitation Hospitals(B)	78	8,831,567	12,018
Long-Term Acute Care Hospitals	17	1,002,664	1,043

	231	30,050,496	24,707

(A)	One of our general acute care hospitals, currently under development, with 387,500 square feet and 183 beds, is located in Spain. One of our general acute care hospitals, with 69,965 square feet and 28 beds, is located in the United Kingdom. Eight of our general acute care hospitals, with 822,000 square feet and 807 beds, are located in Italy. Two of our general acute care hospitals, with 238,732 square feet and 233 beds, are located in Germany.
(B)	57 of our rehabilitation facilities, with 7.8 million square feet and 11,097 beds, are located in Germany.
(C)	Excludes our six facilities that are under development.

The following table shows lease and mortgage loan expirations, for the next 10 years and thereafter, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Mortgage Loan Portfolio(2)	Total Leases/Mortgage Loans	Base Rent/ Interest(1)	% of Total Base Rent/Interest	Total Square Footage	Total Licensed Beds
2017	—	$—	—	—	—
2018	1	2,016	0.4%	66,459	62
2019	2	5,017	0.9%	307,706	306
2020	5	10,662	1.9%	1,205,908	590
2021	3	13,125	2.3%	422,679	338
2022	15	72,532	12.9%	3,543,907	2,571
2023	4	12,630	2.2%	912,652	851
2024	1	2,237	0.4%	183,545	204
2025	7	21,927	3.9%	1,293,953	812
2026	5	24,598	4.4%	969,349	892
Thereafter	188	396,662	70.7%	21,050,715	19,453

Total	231	$561,406	100.0%	29,956,873	26,079

(1)	The most recent monthly base rent and mortgage loan interest annualized. This does not include tenant recoveries, additional rents and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)

Excludes six of our facilities that are under development, our Twelve Oaks facility that is not fully occupied, and the nine properties that we own through joint venture arrangements. In addition, the schedule reflects post December 31, 2016 transactions and commitments, including the acquisition of two RCCH facilities and the remaining 14 facilities in Germany — see Note 8 to Item 8 of the Annual Report on Form 10-K for details of our commitments at December 31, 2016.

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

	High	Low	Dividends
Year ended December 31, 2016
First Quarter	$13.29	$9.61	$0.22
Second Quarter	15.50	12.61	0.23
Third Quarter	15.92	13.64	0.23
Fourth Quarter	15.04	11.54	0.23
Year ended December 31, 2015
First Quarter	$15.62	$13.81	$0.22
Second Quarter	15.42	13.04	0.22
Third Quarter	13.98	10.79	0.22
Fourth Quarter	12.21	10.59	0.22

On February 24, 2017, the closing price for our common stock, as reported on the New York Stock Exchange, was $13.36 per share. As of February 24, 2017, there were 75 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Recent Sales of Unregistered Securities

As previously disclosed, we issued an aggregate of 10.3 shares of common stock in a private placement on October 7, 2016, in connection with our acquisition of the Steward portfolio, for total proceeds of $150 million. The shares were issued pursuant to a Stock Purchase Agreement between us and an affiliate of Cerberus Capital Management (“Cerberus”), the controlling member of Steward. Prior to issuance, Cerberus assigned a portion of its rights to acquire the shares under the Stock Purchase Agreement to certain members of the management of Steward. The private placement was conducted in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2011 through December 31, 2016, among us, the Russell 2000 Index, NAREIT All Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Medical Properties Trust, Inc.	100.00	131.19	142.19	170.84	153.28	175.50
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07
SNL US REIT Healthcare	100.00	120.06	112.53	149.86	138.96	149.27

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

Medical Properties Trust, Inc.

The consolidated operating data and balance sheets have been derived from our audited consolidated financial statements. As of December 31, 2016, Medical Properties Trust, Inc. had a 99.9% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2016(1)	2015(1)	2014(1)	2013(1)	2012(1)
	(In thousands except per share data)
OPERATING DATA
Total revenue	$541,137	$441,878	$312,532	$242,523	$198,125
Real estate depreciation and amortization (expense)	(94,374)	(69,867)	(53,938)	(36,978)	(32,815)
Property-related and general and administrative (expenses)	(51,623)	(47,431)	(39,125)	(32,513)	(30,039)
Acquisition expenses(2)	(46,273)	(61,342)	(26,389)	(19,494)	(5,420)
Impairment (charge)	(7,229)	—	(50,128)	—	—
Gain on sale of real estate and other asset dispositions, net	61,224	3,268	2,857	7,659	16,369
Interest and other (expense) income	(1,618)	175	5,183	(4,424)	(15,088)
Unutilized financing fees/ debt refinancing costs	(22,539)	(4,367)	(1,698)	—	—
Interest (expense)	(159,597)	(120,884)	(98,156)	(66,746)	(58,243)
Income tax benefit (expense)(3)	6,830	(1,503)	(340)	(726)	(19)

Income from continuing operations	225,938	139,927	50,798	89,301	72,870
Income (loss) from discontinued operations	(1)	—	(2)	7,914	17,207

Net income	225,937	139,927	50,796	97,215	90,077
Net income attributable to non-controlling interests	(889)	(329)	(274)	(224)	(177)

Net income attributable to MPT common stockholders	$225,048	$139,598	$50,522	$96,991	$89,900

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.86	$0.63	$0.29	$0.58	$0.54
Income from discontinued operations attributable to MPT common stockholders per diluted share	—	—	—	0.05	0.13

Net income attributable to MPT common stockholders per diluted share	$0.86	$0.63	$0.29	$0.63	$0.67

Weighted average number of common shares — diluted	261,072	218,304	170,540	152,598	132,333
OTHER DATA
Dividends declared per common share	$0.91	$0.88	$0.84	$0.81	$0.80

	December 31,
	2016(1)	2015(1)	2014(1)	2013(1)	2012(1)
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$4,965,968	$3,924,701	$2,612,291	$2,296,479	$1,591,189
Real estate accumulated depreciation/amortization	(325,125)	(257,928)	(202,627)	(159,776)	(122,796)
Mortgage and other loans	1,216,121	1,422,403	970,761	549,746	527,893
Cash and equivalents	83,240	195,541	144,541	45,979	37,311
Other assets	478,332	324,634	195,364	147,915	128,393

Total assets	$6,418,536	$5,609,351	$3,720,330	$2,880,343	$2,161,990

Debt, net	$2,909,341	$3,322,541	$2,174,648	$1,397,329	$1,008,264
Other liabilities	255,967	179,545	163,635	138,806	103,912
Total Medical Properties Trust, Inc. Stockholders’ Equity	3,248,378	2,102,268	1,382,047	1,344,208	1,049,814
Non-controlling interests	4,850	4,997	—	—	—

Total equity	3,253,228	2,107,265	1,382,047	1,344,208	1,049,814

Total liabilities and equity	$6,418,536	$5,609,351	$3,720,330	$2,880,343	$2,161,990

(1)	Cash paid for acquisitions and other related investments totaled $1.5 billion, $1.8 billion, $767.7 million, $654.9 million, and $621.5 million in 2016, 2015, 2014, 2013, and 2012, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing common stock, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 3, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, common stock and property disposals, respectively.
(2)	Includes $30.1 million, $37.0 million, $5.8 million and $12.0 million in transfer and capital gains taxes in 2016, 2015, 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.
(3)	Includes $9.1 million tax benefit generated from the reversal of foreign valuation allowances and acquisition expenses incurred by certain international subsidiaries in 2016.

MPT Operating Partnership, L.P.

The consolidated operating data and balance sheets presented below have been derived from the Operating Partnership’s audited consolidated financial statements.

	2016(4)	2015(4)	2014(4)	2013(4)	2012(4)
	(In thousands except per unit data)
OPERATING DATA
Total revenue	$541,137	$441,878	$312,532	$242,523	$198,125
Real estate depreciation and amortization (expense)	(94,374)	(69,867)	(53,938)	(36,978)	(32,815)
Property-related and general and administrative (expenses)	(51,623)	(47,431)	(39,125)	(32,513)	(30,039)
Acquisition expenses(5)	(46,273)	(61,342)	(26,389)	(19,494)	(5,420)
Impairment (charge)	(7,229)	—	(50,128)	—	—
Gain on sale of real estate and other asset dispositions, net	61,224	3,268	2,857	7,659	16,369
Interest and other (expense) income	(1,618)	175	5,183	(4,424)	(15,088)
Unutilized financing fees/ debt refinancing costs	(22,539)	(4,367)	(1,698)	—	—
Interest (expense)	(159,597)	(120,884)	(98,156)	(66,746)	(58,243)
Income tax benefit (expense)(6)	6,830	(1,503)	(340)	(726)	(19)

Income from continuing operations	225,938	139,927	50,798	89,301	72,870
Income (loss) from discontinued operations	(1)	—	(2)	7,914	17,207

Net income	225,937	139,927	50,796	97,215	90,077
Net income attributable to non-controlling interests	(889)	(329)	(274)	(224)	(177)

Net income attributable to MPT Operating Partnership, L.P. partners	$225,048	$139,598	$50,522	$96,991	$89,900

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.86	$0.63	$0.29	$0.58	$0.54
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	—	—	—	0.05	0.13

Net income, attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.86	$0.63	$0.29	$0.63	$0.67

Weighted average number of units — diluted	261,072	218,304	170,540	152,598	132,333
OTHER DATA
Dividends declared per unit	$0.91	$0.88	$0.84	$0.81	$0.80

	December 31,
	2016(4)	2015(4)	2014(4)	2013(4)	2012(4)
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$4,965,968	$3,924,701	$2,612,291	$2,296,479	$1,591,189
Real estate accumulated depreciation/amortization	(325,125)	(257,928)	(202,627)	(159,776)	(122,796)
Mortgage and other loans	1,216,121	1,422,403	970,761	549,746	527,893
Cash and equivalents	83,240	195,541	144,541	45,979	37,311
Other assets	478,332	324,634	195,364	147,915	128,393

Total assets	$6,418,536	$5,609,351	$3,720,330	$2,880,343	$2,161,990

Debt, net	$2,909,341	$3,322,541	$2,174,648	$1,397,329	$1,008,264
Other liabilities	255,577	179,155	163,245	138,416	103,522
Total MPT Operating Partnership, L.P. capital	3,248,768	2,102,658	1,382,437	1,344,598	1,050,204
Non-controlling interests	4,850	4,997	—	—	—

Total capital	3,253,618	2,107,655	1,382,437	1,344,598	1,050,204

Total liabilities and capital	$6,418,536	$5,609,351	$3,720,330	$2,880,343	$2,161,990

(4)	Cash paid for acquisitions and other related investments totaled $1.5 billion, $1.8 billion, $767.7 million, $654.9 million, and $621.5 million in 2016, 2015, 2014, 2013, and 2012, respectively. The results of operations resulting from these investments are reflected in our consolidated financial statements from the dates invested. See Note 3 in Item 8 of this Annual Report on Form 10-K for further information on acquisitions of real estate, new loans, and other investments. We funded these investments generally from issuing units, utilizing additional amounts of our revolving facility, incurring additional debt, or from the sale of facilities. See Notes 4, 9, and 3, in Item 8 on this Annual Report on Form 10-K for further information regarding our debt, partners’ capital and property disposals, respectively.
(5)	Includes $30.1 million, $37.0 million, $5.8 million and $12.0 million in transfer and capital gains taxes in 2016, 2015, 2014 and 2013, respectively, related to our property acquisitions in foreign jurisdictions.
(6)	Includes $9.1 million tax benefit generated from the reversal of foreign valuation allowances and acquisition expenses incurred by certain international subsidiaries in 2016.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have healthcare investments in the U.S. and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 U.S. federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators range from 0.5% to 5%, while a limited number of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Some leases also may require our tenants to pay percentage rents, which are based on the tenant’s revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

We selectively make loans to certain of our operators through our TRSs, which the operators use for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create for our company a competitive advantage over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2016, our portfolio consisted of 231 properties leased or loaned to 30 operators, of which six are under development and 12 are in the form of mortgage loans.

2016 Highlights

In 2016, we invested or committed to invest approximately $1.8 billion in healthcare real estate assets. These significant investments enhanced the size and quality of our healthcare portfolio, while improving our tenant concentration and expanding our geographic footprint in the U.S. Furthermore, we strategically sold assets for proceeds totaling more than $800 million, refinanced $1 billion of debt, and sold 82.7 million shares generating proceeds of approximately $1.2 billion in order to strengthen our balance sheet, reduce leverage, and fund acquisitions.

A summary of our 2016 highlights is as follows:

•	Acquired real estate assets (or committed to acquire real estate assets), entered into development agreements, entered into leases and made new loan investments, totaling more than $1.8 billion as noted below:

•	Acquired a portfolio of five acute care hospitals and completed mortgage financing on four acute care hospitals in Massachusetts and invested in a minority equity contribution in Steward for an aggregate investment of $1.25 billion;

•	Acquired 12 inpatient rehabilitation hospitals in Germany for a combined purchase price of €85.2 million and committed €174.6 million to acquire 14 additional inpatient rehabilitation hospitals. These facilities are leased or will be leased to MEDIAN or its affiliates;

•	Acquired an acute care hospital in Newark, New Jersey, from Prime for an aggregate purchase price of $63.0 million and committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such addition will be added to the basis upon which the lessee will pay us rents;

•	Closed on the final MEDIAN property, as part of the initial MEDIAN transaction, for a purchase price of €41.6 million. See “2015 Activity” for a description of the initial MEDIAN Transaction;

•	Completed the sale leaseback transaction with Prime converting our existing mortgage loan on three general acute care hospitals and one free-standing emergency department in New Jersey to real estate, for an aggregate investment of $115 million;

•	Completed the sale leaseback transaction converting the remaining $93.3 million RCCH acquisition loan on the Olympia, Washington property to real estate, including funding an additional $7 million; and

•	Committed to purchase two acute care hospitals in Washington and Idaho for an aggregate purchase price of $105 million, which will be leased to RCCH.

After these new investments, our largest tenant made up 17.5% of our gross assets as of December 31, 2016, slightly down from 17.6% as of December 31, 2015.

•	Sold investments in real estate and equity interests and received payments in full on loans for proceeds of more than $800 million as noted below:

•	Completed the Capella Healthcare, Inc. (“Capella”) Disposal Transaction (as fully described in Note 3 to Item 8 of this Annual Report on Form 10-K) in which we sold our equity investment, received $395 million to settle outstanding acquisition loans and received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas and Lawton, Oklahoma, resulting in net proceeds of approximately $600 million;

•	Sold the real estate of five properties (three of which were in Texas and two in Louisiana), received payment in full for outstanding loans, and recovered our investment in operations for proceeds of $71 million, resulting in a net gain of approximately $15 million;

•	Sold the real estate of a long-term acute care facility in Corinth, Texas, for proceeds of $28 million; and

•	Sold the real estate of three inpatient rehabilitation hospitals located in Texas, for proceeds of $111.5 million, resulting in a net gain of approximately $45 million.

•	Refinanced $1 billion of debt and sold 82.7 million shares generating proceeds of approximately $1.2 billion:

•	Completed a $500 million senior unsecured notes offering in February 2016 and used the proceeds to reduce our outstanding balance on our revolving credit facility;

•	Completed a $500 million senior unsecured notes offering in July 2016 and used the proceeds to redeem our $450 million 6.875% Senior Unsecured Notes due 2021;

•	Sold the remaining 14.9 million shares under our January 2014 at-the-market equity offering program resulting in net proceeds of approximately $224 million;

•	Completed an underwritten public offering of 57.5 million shares of our common stock, resulting in net proceeds of $799.5 million, after deducting estimated offering expenses; and

•	Sold 10.3 million shares of common stock in a private placement, generating total proceeds of $150 million.

With these transactions, our net debt to gross assets at December 31, 2016, improved to 43.1% versus 56.6% at December 31, 2015.

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

A summary of our 2015 highlights is as follows:

•	Acquired (or committed to acquire) real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.8 billion as noted below:

•	Acquired the original Capella hospital portfolio (now RCCH) including seven acute care hospitals throughout the U.S. and obtained a stake in their operations for a combined total of approximately $900 million. Also, acquired an eighth facility (Kershaw) for $35 million later in the year.

•	Completed the sale-leaseback transaction (step 2 of the initial transaction in 2014) of 31 MEDIAN facilities in Germany for an aggregate purchase price of €646 million;

•	Initiated long term relationship with AXA Real Estate Investment Managers to co-invest with AXA-advised accounts for the acquisition of acute care hospitals in Spain and Italy via a joint venture arrangement;

•	Executed a $19 million agreement to develop an inpatient rehabilitation hospital in Toledo, Ohio, acquired an inpatient rehabilitation facility and a long-term acute care hospital in Lubbock, Texas for an aggregate purchase price of $31.5 million, and acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million all leased to Ernest;

•	Completed $30 million mortgage financing to Prime for a general acute care hospital in Port Huron, Michigan and subsequently converted a portion of the loan to real estate for $20 million, which reduced the mortgage loan accordingly;

•	Provided $100 million mortgage financing to Prime for three general acute care hospitals and one free-standing emergency department in New Jersey and acquired two general acute care hospitals in the Kansas City area for $110 million;

•	Acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from MEDIAN for €18.7 million;

•	Executed an additional $250 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments; and

•	Completed construction and began recording rental income on 17 acute care facilities in Texas, Arizona, and Colorado with Adeptus Health totaling approximately $102.6 million and an acute care facility and a medical office building in Birmingham, Alabama with UAB Medical West totaling $8.6 million.

•	Sold the real estate of a long-term acute care facility in Luling, Texas, and real estate of six wellness centers in the U.S. for a net gain; and

•	Increased our senior Credit Facility to $1.95 billion comprised of a $1.3 billion senior unsecured revolving credit facility and a $250 million senior unsecured term loan facility along with a $400 million accordion feature, issued €500 million of unsecured notes, and raised $817 million in equity to fund the acquisition activity mentioned above.

2014 Highlights

In 2014, we invested or committed to invest approximately $1.4 billion in healthcare real estate assets. These significant investments greatly strengthened our portfolio through geographic, tenant and property type diversification.

A summary of our 2014 highlights is as follows:

•	Acquired (or committed to acquire) real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.4 billion as noted below:

•	Completed Step 1 of the two step acquisition of 32 MEDIAN facilities for €688 million by loaning €425 million to Waterland Private Equity Fund VC.V.(“Waterland”) and MEDIAN;

•	Completed the acquisition of three MEDIAN (formally RHM) facilities located in Germany for a transaction valued at approximately €64 million incurring approximately €3 million of transfer and other taxes that have been expensed as acquisition costs;

•	Acquired an acute care hospital in Fairmont, West Virginia for an aggregate purchase price of $15 million from Alecto Healthcare Services (“Alecto”), made a $5 million working capital loan to the tenant and a commitment to fund up to $5 million in capital improvements;

•	Acquired an acute care hospital in Sherman, Texas for an aggregate purchase price of $32.5 million from Alecto and funded a $7.5 million working capital loan to the tenant;

•	Entered the United Kingdom healthcare market by acquiring an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd., through its subsidiary Circle Hospital (Bath) Ltd. valued at approximately £28.3 million incurring approximately £1.1 million of transfer and other taxes that have been expensed as acquisition costs;

•	Acquired a general acute care hospital and an adjacent parcel of land for an aggregate purchase price of $115 million from a joint venture of LHP Hospital Group, Inc. and Hackensack University Medical Center Mountainside;

•	Executed an additional $150 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments; and

•	Completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — $19 million inpatient rehabilitation facility located in South Ogden, Utah leased to Ernest;

•	Oakleaf Surgical Hospital — $30.5 million acute care facility located in Altoona, Wisconsin leased to National Surgical Hospitals; and

•	Adeptus Health — Completed 17 acute care facilities totaling approximately $80.3 million.

•	Sold the real estate of La Palma Community Hospital to Prime recognizing a gain on sale of $2.9 million;

•	Sold the real estate of our Bucks facility pursuant to a purchase option, resulting in a $3.1 million impairment charge;

•	Restructured our investment in Monroe Hospital by entering into a lease with an affiliate of Prime which had acquired the operations of the facility;

•	Completed a $1.15 billion senior unsecured credit facility comprised of a $1.025 billion senior unsecured revolving credit facility and a $125 million senior unsecured term loan facility, issued $300 million of unsecured notes, and raised $138 million in equity to fund the acquisition activity mentioned above; and

•	Received investment grade rating on our unsecured debt of BBB- and a corporate credit rating upgrade from Standard & Poor’s Ratings Services to BB+.

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our equity investments), periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our critical accounting policies and recent accounting developments. Our accounting estimates include the following:

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

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenues in excess of specified base amount/threshold (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the CPI or where the CPI exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

We use direct financing lease (“DFL”) accounting to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unearned income.

In instances where we have a profits or equity interest in our tenants’ operations, we record income equal to our percentage interest of the tenants’ profits, as defined in the lease or tenants’ operating agreements, once annual thresholds, if any, are met.

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

Commitment fees received from lessee for development and leasing services are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 38.8 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, such as was the case with our Monroe and Bucks facilities in 2014, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2016; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2016, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted average useful life of 17.9 years at December 31, 2016. If a lease is terminated, the unamortized portion of the lease intangible is charged to expense as was the case with our Twelve Oaks property in 2015.

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue and patient mix; and the effect of evolving healthcare regulations on tenants’ profitability and liquidity.

Losses from Operating Lease Receivables: We utilize the information above along with the tenants’ payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from existing collateral, if any.

Losses on DFL Receivables: Allowances are established for DFLs based upon an estimate of probable losses on a property-by-property basis. DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the lease. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the DFL’s effective interest rate, fair value of collateral, and other relevant factors, as appropriate. DFLs are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the DFLs on a cash basis, in which income is recognized only upon receipt of cash.

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

Stock-Based Compensation: During the years ended December 31, 2016, 2015, and 2014, we recorded $7.9 million, $11.1 million, and $9.2 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2010, we granted annual performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our total shareholder return (factoring in stock price appreciation and dividends paid) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we work with an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model, which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned — such as was the case with our 2014 performance awards in which 500,000 shares were forfeited because the related market conditions were not achieved for the period of January 1, 2014 through December 31, 2016. If awards vest faster than our original estimate, we will record a catch-up of expense, which we did in the 2014 and 2013 fourth quarters due to our 2012 and 2011 stock awards being earned earlier than expected.

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

These investments include the following at December 31, 2016 (in thousands):

Asset (Liability)	Total Fair Value
Mortgage loans	$112,836
Acquisition and other loans	116,298
Equity investment	3,300

Total	$232,434

We measure the estimated fair value of most of these investments utilizing Level 2 and 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage and acquisition loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-

average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2016.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(49)
- 100 basis points	49

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2016.

In 2015, we held an equity investment in Capella (now RCCH) similar to our Ernest equity investment. We accounted for this investment under the fair value option election as well. Similar to Ernest, we recorded no unrealized gain/loss on this investment in 2015 and through April 2016. In April 2016, we sold our Capella equity investment at cost resulting in no recognized gain/loss.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2016 and 2015, we determined that we were not the primary beneficiary of any of our variable interest entities because we do not control the activities (such as the day-to-day operations of the hospital) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2016, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
6.375% Senior Unsecured Notes due 2022	$22,313	$44,625	$44,625	$361,156	$472,719
5.750% Senior Unsecured Notes due 2020(1)	12,095	24,189	220,419	—	256,703
4.000% Senior Unsecured Notes due 2022(1)	21,034	42,047	42,089	539,104	644,274
5.500% Senior Unsecured Notes due 2024	16,500	33,000	33,000	341,250	423,750
6.375% Senior Unsecured Notes due 2024	31,875	63,750	63,750	579,688	739,063
5.250% Senior Unsecured Notes due 2026	26,906	52,500	52,500	631,250	763,156
Revolving credit facility(2)	10,190	294,755	—	—	304,945
Term loans	7,117	271,617	—	—	278,734
Operating lease commitments(3)	7,328	14,176	12,968	251,982	286,454
Purchase obligations(4)	464,592	43,638	—	—	508,230

Totals	$619,950	$884,297	$469,351	$2,704,430	$4,678,028

(1)	Our 5.750% Senior Unsecured Notes due 2020 and 4.000% Senior Unsecured Notes due 2022 are euro-denominated. We used the exchange rate at December 31, 2016, (or 1.0517) in preparing this table.
(2)	As of December 31, 2016, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at December 31, 2016 (which was $290 million as of December 31, 2016) remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $95.5 million of future expenditures related to development projects.

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

Liquidity and Capital Resources

2016 Cash Flow Activity

We generated cash of $264.7 million from operating activities during 2016, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $218.4 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our approximate $1.5 billion of acquisitions in 2016 and the remainder of our development activities, we did the following:

a)	On February 22, 2016, we completed a senior unsecured notes offering for $500 million.

b)

On March 1, 2016, we updated our at-the-market equity program, which gave us the ability to sell up to $227 million of stock with a commission rate of 1.25%. During 2016, we sold approximately 15 million shares of our common stock under this program, resulting in net proceeds of approximately

$224 million, after deducting expenses of approximately $2.8 million of commissions. We have no capacity to sell additional shares under this at-the-market equity offering program.

c)	On April 30, 2016, we closed on the Capella Disposal Transaction (as further discussed in Note 3 to Item 8 of this Annual Report on Form 10-K) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare Hospital Partners, Inc. (“RegionalCare”) bonds in June 2016.

d)	On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute Medical (“Post Acute”) for $71 million.

e)	On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million.

f)	On July 13, 2016, we completed a new $500 million senior unsecured notes offering. We used the net proceeds from this offering to redeem our $450 million 6.875% Senior Unsecured Notes due 2021, which was completed on August 12, 2016. Net proceeds from the notes offering and redemption approximated $19 million, and we incurred a one-time charge of $22.5 million related to the redemption (see Note 4 to Item 8 of this Annual Report on Form 10-K for further details).

g)	On July 20, 2016, we sold three facilities leased to HealthSouth Corporation (“HealthSouth”) for $111.5 million.

h)	On September 30, 2016, we completed a public offering of 57.5 million shares of our common stock, resulting in net proceeds of $799.5 million, after deducting offering expenses.

i)	On October 7, 2016, we sold 10.3 million shares of common stock in a private placement to Cerberus, and certain members of Steward management. We sold these shares at a price per share of $14.50, equal to the public offering price of our September 2016 equity offering, generating total proceeds of $150 million.

j)	Subsequent to December 31, 2016, we replaced our credit facility with a new credit facility that includes a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a €200 million unsecured term loan facility. We plan to use the proceeds of the €200 million unsecured notes along with cash on hand to redeem the 5.750% Senior Unsecured Notes due 2020 in the same principal amounts. On February 2, 2017, we delivered an irrevocable notice of full redemption to the holders of these notes and set a redemption date of March 4, 2017. With the new credit facility and bond redemption, we expect to incur a one-time charge of approximately $13 million in the 2017 first quarter of which $9 million relates to a prepayment penalty. See Note 13 to Item 8 of this Annual Report on Form 10-K for further discussion of the subsequent event activities.

2015 Cash Flow Activity

We generated cash of $207.0 million from operating activities during 2015, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $183.0 million and certain investing activities including the additional funding of our development activities.

In regards to other financing activities in which we used such net proceeds to ultimately fund our approximate $1.8 billion of acquisitions in 2015 and the remainder of our development activities, we did the following:

a)	On August 19, 2015, we completed a public offering of €500 million aggregate principal amount of 4.00% senior unsecured notes. In addition, on September 30, 2015, we entered into an amendment to our amended and restated revolving credit and term loan agreement, dated as of June 19, 2014. The amendment, among other things, increased our revolver availability to $1.3 billion and increased borrowings under our term loan by $125 million.

b)	On August 11, 2015, we completed an underwritten public offering of 28.75 million shares of our common stock, resulting in net proceeds of approximately $337 million, after deducting estimated offering expenses.

c)	On January 14, 2015, we completed an underwritten public offering of 34.5 million shares of our common stock, resulting in net proceeds of approximately $480 million, after deducting estimated offering expenses.

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

In regards to other financing activities in which we used such net proceeds to ultimately fund our $767.7 million of acquisitions in 2014 and to fund other investment activities, we did the following:

a)	On March 11, 2014, we completed an underwritten public offering of 7.7 million shares of our common stock, resulting in net proceeds of approximately $100 million, after deducting estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. The option, which was exercised in full, closed on April 8, 2014 and resulted in additional net proceeds of approximately $16 million.

b)	On April 17, 2014, we completed a $300 million senior unsecured notes offering.

c)	On October 17, 2014, we entered into an amendment to our revolving credit and term loan agreement to increase the aggregate committed size of the facility to $1.15 billion with an additional $400 million accordion available increasing the total aggregate capacity to $1.55 billion. The amendment also increased the alternative currency sublimit under the facility to €500 million and amended certain covenants in order to permit us to consummate and finance the MEDIAN transaction.

d)	We established an at-the-market equity offering program in January 2014, which gave us the ability to sell up to $250 million in shares. In 2014, we sold 1.7 million shares resulting in net proceeds of $22.6 million.

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2016, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 24, 2017, we have less than $0.4 million in debt principal payments due in 2017 — see debt maturity schedule below. At February 24, 2017, our availability under our revolving credit facility plus cash on-hand (after adjusting for the redemption of the €200 million 5.750% Senior Unsecured Notes due 2020) approximated $1.2 billion. We believe this liquidity and our current monthly cash receipts from rent and loan interest is sufficient to fund our operations, debt and interest obligations, our purchase obligations as disclosed in the “Contractual Obligations” schedule earlier, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of February 24, 2017, after adjusting for the new credit facility and notes redemption discussed above, we have less than $15 million in debt and principal payment due between now and January 2020. With our liquidity as of February 24, 2017 of approximately $1.2 billion, along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available for us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and our purchase obligations included in the “Contractual Obligations” schedule for the foreseeable future.

However, in order to fund our investment strategies and to fund debt maturities coming due in later years, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	amending or entering into new bank term loans,

•	issuance of new USD or EUR denominated debt securities, including senior unsecured notes,

•	placing new secured loans on real estate located in the U.S. and/or Europe,

•	entering into joint venture arrangements,

•	proceeds from strategic property sales, and/or

•	sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which is adjusted for the closing of the February 1, 2017 credit facility and the redemption of the €200 million 5.750% Senior Unsecured Notes due 2020 and exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$320
2018	12,781
2019	—
2020	210,340
2021	340,000
Thereafter	2,375,850

Total	$2,939,291

Results of Operations

Our operating results may vary significantly from year-to-year due to a variety of reasons including acquisitions made during the year, incremental revenues and expenses from acquisitions made in the prior year, revenues and expenses from completed development properties, property disposals, annual escalation provisions, foreign currency exchange rate changes, new or amended debt agreements, issuances of shares through an equity offering, etc. Thus, our operating results for the current year are not necessarily indicative of the results that may be expected in future years.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net income for the year ended December 31, 2016, was $225.0 million compared to net income of $139.6 million for the year ended December 31, 2015. This increase is primarily due to additional revenue generated from our new investments and from completed development projects, $61.2 million of gains on real estate and other disposals, and a $15 million reduction in acquisition expenses, partially offset by higher debt refinancing costs and interest expense in 2016. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $334.8 million, or $1.28 per diluted share for 2016 as compared to $274.8 million, or $1.26 per diluted share for 2015, a 2% increase on a per share basis. This increase in FFO per share is primarily due to additional revenue from new investments, partially offset by the loss of income from properties disposed of in 2016, higher interest costs and an increase in the number of shares outstanding during 2016 to fund such new investments.

A comparison of revenues for the years ended December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016		2015		Change
	(Dollar amounts in thousands)
Rent billed	$327,269	60.5%	$247,604	56.0%	$79,665
Straight-line rent	41,067	7.6%	23,375	5.3%	17,692
Income from direct financing leases	64,307	11.9%	58,715	13.3%	5,592
Interest and fee income	108,494	20.0%	112,184	25.4%	(3,690)

Total revenues	$541,137	100.0%	$441,878	100.0%	$99,259

Our total revenue for 2016 is up $99.3 million or 22.5% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) — up $97.4 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases, $69.6 million is from incremental revenue from acquisitions made in 2016 (including $15.0 million related to Steward), $20.2 million is incremental revenue from development properties that were completed and put into service in 2016 and 2015, and $2.1 million is from capital additions at our existing facilities during 2016. The increase is also attributable to $15.0 million earned on our Capella properties after lease reclassification from DFL to operating lease accounting as part of the April 29, 2016 amendments. These increases are partially offset by $10.3 million of lower revenues from the 2016 dispositions.

•	Income from direct financing leases — up $5.6 million over the prior year of which $0.8 million is from annual escalation provisions in our leases and $6.7 million is from incremental revenue from acquisitions made in 2016. This increase is also attributable to $0.3 million of incremental revenue on the Capella properties prior to lease reclassification. The increase was partially offset by the $2.6 million write-off of DFL non-cash income in connection with the Capella lease reclassification (see Note 3 to Item 8 of this Annual Report on Form 10-K for details).

•

Interest and fee income — down $3.7 million over the prior year, which was attributable to $22.9 million in interest earned in 2015 from loans that were converted to real estate on or before December 31, 2016, in connection with the MEDIAN Transaction and $1.1 million related to loan pay downs in 2016. The decrease was partially offset by $18.0 million of additional interest from other loans made during 2016, including the Prime mortgage loans, $2.1 million of interest on the Capella mortgage and acquisition loans that were outstanding longer in 2016 than in 2015, and $0.4 million in annual escalation provisions of our loans.

Real estate depreciation and amortization during 2016 was $94.4 million compared to $69.9 million in 2015 primarily due to the incremental depreciation/amortization from the facilities acquired in 2016 and the development properties completed in 2015 and 2016. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense. This was offset by a similar $1.1 million of expense in 2015 to accelerate the amortization of lease intangible assets associated with Twelve Oaks, Luling, and Healthtrax properties.

Property expenses for 2016 decreased $1.1 million compared to 2015. This decrease is primarily due to the reimbursement of $0.8 million from the tenant of our Twelve Oaks facility for property expenses incurred in previous periods.

Acquisition expenses decreased from $61.3 million in 2015 to $46.3 million in 2016 primarily as a result of $31.7 million in lower real estate transfer taxes associated with our international acquisitions. This decrease was partially offset by $24.8 million of acquisition expenses incurred in 2016 associated with contingent consideration adjustments involving the seller’s capital gains taxes on our MEDIAN transaction in 2015.

General and administrative expenses in 2016 totaled $48.9 million, which is 9.0% of revenues, down from 9.9% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up $5.3 million from the prior year due to higher international administrative expenses, and to a lesser extent personnel and travel costs, which are up as a result of the growth and expansion of our company.

Interest expense for 2016 and 2015 totaled $159.6 million and $120.9 million, respectively. This increase is related to higher average debt balances in the current year associated with our 4.000% Senior Unsecured Notes due 2022 entered into in August 2015 and our 6.375% Senior Unsecured Notes due 2024 entered into in February 2016 and our expanded credit facility. In addition, we incurred $1.7 million in additional interest expense in 2016 between the time we issued the $500 million 5.250% Senior Unsecured Notes due 2026 in July 2016 and when we were able to redeem the $450 million 6.875% Senior Unsecured Notes due 2021 in August 2016. Our weighted average interest rate was 4.9% for 2016, up from 4.3% in 2015 due to more permanent debt financing in 2016 and higher LIBOR rates. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

During the year ended December 31, 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $61.2 million and impairment charges of $7.2 million (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details).

Earnings from our equity interests declined from $2.8 million of income in the 2015 to a loss of $1.1 million in 2016. The loss in 2016 includes approximately $5.4 million of one-time acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties. Excluding these acquisition expenses, our earnings from our equity interest would have been $4.3 million, an increase over 2015 due to $3.4 million of income from our Italian joint venture (no such income was recorded in 2015).

With the redemption of the $450 million in senior unsecured notes, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium) during 2016. During 2015, we incurred $4.4 million of charges primarily related to structuring and underwriting fees associated with the bridge loan entered into as a back stop on financing the original Capella acquisition.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based taxes and withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes was a benefit of $6.8 million for 2016 compared to expense of $1.5 million for 2015. As discussed in Note 5 to Item 8 of this Annual Report on Form 10-K, the income tax benefit recognized for 2016 was primarily due to acquisition costs associated with our European investments (approximately $5.1 million) and the release of valuation allowances on foreign deferred tax assets of approximately $4 million. The reversal of the valuation allowances on these foreign deferred tax assets is expected to result in higher income tax expense related to our European investments in future periods. We continue to reflect a valuation allowance against our U.S. and certain foreign net deferred tax assets at December 31, 2016.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net income for the year ended December 31, 2015, was $139.6 million compared to net income of $50.5 million for the year ended December 31, 2014. This increase is primarily due to additional income generated from our 2015 acquisitions and from completed development projects. In addition, we incurred $50.1 million of impairment charges in 2014 — see Note 3 to Item 8 of this Annual Report on Form 10-K for further details. FFO, after adjusting for certain items (as more fully described in “Reconciliation of Non-GAAP Financial Measures”), was $274.8 million, or $1.26 per diluted share for 2015 as compared to $181.7 million, or $1.06 per diluted share for 2014, a 19% increase on a per share basis. This increase in FFO was primarily due to the increase in revenue from acquisitions and the completion of development projects during 2015.

A comparison of revenues for the years ended December 31, 2015 and 2014 is as follows (dollar amounts in thousands):

	2015		2014		Change
	(Dollar amounts in thousands)
Rent billed	$247,604	56.0%	$187,018	59.9%	$60,586
Straight-line rent	23,375	5.3%	13,507	4.3%	9,868
Income from direct financing leases	58,715	13.3%	49,155	15.7%	9,560
Interest and fee income	112,184	25.4%	62,852	20.1%	49,332

Total revenues	$441,878	100.0%	$312,532	100.0%	$129,346

Our total revenue for 2015 is up $129.3 million or 41.4% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) — up $70.5 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases, $69.6 million is from incremental revenue from acquisitions made in 2015, $16.4 million is incremental revenue from development properties that were completed and put into service in 2015, and $2.0 million is net incremental revenue from properties where we changed operators and began recording straight-line rent on the respective leases. This increase is partially offset by $12.7 million attributable to the decline in the euro and a $3.1 million write-off of straight-line rent related to our Luling and Twelve Oaks properties. In addition, approximately $2.7 million of base rents were recorded in 2014 related to our disposed properties but none was recorded in 2015.

•	Income from direct financing leases — up $9.6 million over the prior year of which $1.0 million is from annual escalation provisions in our leases and $8.5 million is from incremental revenue from acquisitions made in 2015.

•	Interest and fee income — up $49.3 million over the prior period of which $1.8 million is from our annual escalation provisions in our loans and $52.6 million is primarily from new loans, partially offset by $0.1 million due to the repayment of loans in 2015 and $5.0 million attributable to the decline in the euro.

Real estate depreciation and amortization during 2015 was $69.9 million compared to $53.9 million in 2014 primarily due to the incremental depreciation/amortization from the facilities acquired in 2015 and the development properties completed in 2014 and 2015. In addition, we accelerated the related lease intangible of our Twelve Oaks, Luling, and Healthtrax properties resulting in an additional $1.1 million of expense in 2015.

During 2014, we recorded a $3.1 million real estate impairment charge on our Bucks facility and a $47.0 million impairment charge on our Monroe facility — see Note 3 to Item 8 of this Annual Report on Form 10-K for further details.

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

Interest expense for 2015 and 2014 totaled $120.9 million and $98.2 million, respectively. This increase is related to higher average debt balances in the current year associated with our 5.500% Senior Unsecured Notes due 2024 (entered into in April 2014), our 4.000% Senior Unsecured Notes due 2022 and the expansion of our credit facility in 2015. Our weighted average interest rate was 4.3% for 2015, down from 5.4% in 2014, due to the issuance of our 4.000% Senior Unsecured Notes due 2022 and a higher outstanding balance on the revolving credit facility in 2015.

With the expansion of our credit facility in 2015, along with a bridge loan entered into in the 2015 third quarter to fund the Capella transaction, we incurred $4.4 million of unutilized financing fees/debt refinancing costs compared to $1.7 million in 2014.

Gain on sale of real estate increased slightly from 2014 due to the $1.7 million and $1.5 million gains on the Healthrax and Luling property sales in 2015, respectively, compared to the $2.9 million gain on the La Palma property sale in 2014.

Earnings from equity and other interests increased slightly from 2014 due to increased investee earnings, partially offset by lower income from our interest in Bucks as the property was sold in August 2014 — this interest generated about $1 million of income annually.

Other income (expense) was down $5.2 million in 2015 primarily due to $4.9 million of foreign currency transaction gains in 2014.

Income tax expense was $1.5 million for 2015 — up from $0.3 million in 2014, primarily due to the increase in income in certain of our European entities.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2016, 2015, and 2014 ($ amounts in thousands except per share data):

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
FFO information:
Net income attributable to MPT common stockholders	$225,048	$139,598	$50,522
Participating securities’ share in earnings	(559)	(1,029)	(895)

Net income, less participating securities’ share in earnings	$224,489	$138,569	$49,627
Depreciation and amortization	96,157	69,867	53,938
Gain on sale of real estate	(67,168)	(3,268)	(2,857)
Real estate impairment charge	—	—	5,974

Funds from operations	$253,478	$205,168	$106,682
Write-off of straight line rent and other	3,063	3,928	2,818
Transaction costs from non-real estate dispositions	5,944	—	—
Acquisition expenses, net of tax benefit	46,529	61,342	26,389
Release of valuation allowance	(3,956)	—	—
Impairment charges	7,229	—	44,154
Unutilized financing fees/ debt refinancing costs	22,539	4,367	1,698

Normalized funds from operations attributable to MPT common stockholders	$334,826	$274,805	$181,741

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.86	$0.63	$0.29
Depreciation and amortization	0.37	0.32	0.31
Gain on sale of real estate	(0.26)	(0.01)	(0.01)
Real estate impairment charge	—	—	0.04

Funds from operations	$0.97	$0.94	$0.63
Write-off of straight line rent and other	0.01	0.02	0.02
Transaction costs from non-real estate dispositions	0.02	—	—
Acquisition expenses, net of tax benefit	0.18	0.28	0.15
Release of valuation allowance	(0.02)	—	—
Impairment charges	0.03	—	0.26
Unutilized financing fees/ debt refinancing costs	0.09	0.02	—

Normalized funds from operations attributable to MPT common stockholders	$1.28	$1.26	$1.06

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2016:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22
November 13, 2014	December 4, 2014	January 8, 2015	$0.21
August 21, 2014	September 18, 2014	October 15, 2014	$0.21
May 15, 2014	June 12, 2014	July 10, 2014	$0.21
February 21, 2014	March 14, 2014	April 11, 2014	$0.21

On February 16, 2017, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.24 per share of common stock to be paid on April 13, 2017, to stockholders of record on March 16, 2017.

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual REIT taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amounts of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2016, our outstanding debt totaled $2.9 billion, which consisted of fixed-rate debt of $2.4 billion and variable rate debt of $0.5 billion. If market interest rates increase by one-percent, the fair value of our debt at December 31, 2016 would decrease by approximately $5.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.5 billion, the balance of our revolver and term loan at December 31, 2016.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results for 2016 and on an annualized basis, if the euro exchange rate were to change by 5%, our FFO would change by approximately $3.5 million. Based solely on operating results for 2016 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Medical Properties Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Medical Properties Trust, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Partners

of MPT Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MPT Operating Partnership, L.P. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

March 1, 2017

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2016	2015
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$417,368	$315,787
Buildings and improvements	3,550,674	2,675,803
Construction in progress and other	53,648	49,165
Intangible lease assets	296,176	256,950
Net investment in direct financing leases	648,102	626,996
Mortgage loans	1,060,400	757,581

Gross investment in real estate assets	6,026,368	4,682,282
Accumulated depreciation	(292,786)	(232,675)
Accumulated amortization	(32,339)	(25,253)

Net investment in real estate assets	5,701,243	4,424,354
Cash and cash equivalents	83,240	195,541
Interest and rent receivables	57,698	46,939
Straight-line rent receivables	116,861	82,155
Other loans	155,721	664,822
Other assets	303,773	195,540

Total Assets	$6,418,536	$5,609,351

LIABILITIES AND EQUITY
Liabilities
Debt, net	$2,909,341	$3,322,541
Accounts payable and accrued expenses	207,711	137,356
Deferred revenue	19,933	29,358
Lease deposits and other obligations to tenants	28,323	12,831

Total Liabilities	3,165,308	3,502,086
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 320,514 shares at December 31, 2016 and 236,744 shares at December 31, 2015	321	237
Additional paid-in capital	3,775,336	2,593,827
Distributions in excess of net income	(434,114)	(418,650)
Accumulated other comprehensive loss	(92,903)	(72,884)
Treasury shares, at cost	(262)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,248,378	2,102,268
Non-controlling interests	4,850	4,997

Total Equity	3,253,228	2,107,265

Total Liabilities and Equity	$6,418,536	$5,609,351

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$327,269	$247,604	$187,018
Straight-line rent	41,067	23,375	13,507
Income from direct financing leases	64,307	58,715	49,155
Interest and fee income	108,494	112,184	62,852

Total revenues	541,137	441,878	312,532
Expenses
Real estate depreciation and amortization	94,374	69,867	53,938
Impairment charges	7,229	—	50,128
Property-related	2,712	3,792	1,851
Acquisition expenses	46,273	61,342	26,389
General and administrative	48,911	43,639	37,274

Total operating expenses	199,499	178,640	169,580

Operating income	341,638	263,238	142,952

Other income (expense)
Interest expense	(159,597)	(120,884)	(98,156)
Gain on sale of real estate and other asset dispositions, net	61,224	3,268	2,857
Earnings from equity and other interests	(1,116)	2,849	2,559
Unutilized financing fees/ debt refinancing costs	(22,539)	(4,367)	(1,698)
Other income (expense)	(502)	(2,674)	2,624
Income tax benefit (expense)	6,830	(1,503)	(340)

Net other expenses	(115,700)	(123,311)	(92,154)

Income from continuing operations	225,938	139,927	50,798
Loss from discontinued operations	(1)	—	(2)

Net income	225,937	139,927	50,796
Net income attributable to non-controlling interests	(889)	(329)	(274)

Net income attributable to MPT common stockholders	$225,048	$139,598	$50,522

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.86	$0.64	$0.29
Income from discontinued operations attributable to MPT common stockholders	—	—	—

Net income attributable to MPT common stockholders	$0.86	$0.64	$0.29

Weighted average shares outstanding — basic	260,414	217,997	169,999

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.86	$0.63	$0.29
Income from discontinued operations attributable to MPT common stockholders	—	—	—

Net income attributable to MPT common stockholders	$0.86	$0.63	$0.29

Weighted average shares outstanding — diluted	261,072	218,304	170,540

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$225,937	$139,927	$50,796
Other comprehensive income (loss):
Unrealized gain on interest rate swap	2,904	3,139	2,964
Foreign currency translation loss	(22,923)	(54,109)	(15,937)

Total comprehensive income	205,918	88,957	37,823
Comprehensive income attributable to non-controlling interests	(889)	(329)	(274)

Comprehensive income attributable to MPT common stockholders	$205,029	$88,628	$37,549

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2013	—	$—	161,310	$161	$1,618,054	$(264,804)	$(8,941)	$(262)	$—	$1,344,208

Net income	—	—	—	—	—	50,522	—	—	274	50,796
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,964	—	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	—	(15,937)
Stock vesting and amortization of stock-based compensation	—	—	777	—	9,165	—	—	—	—	9,165
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(274)	(274)
Proceeds from offering (net of offering costs)	—	—	10,656	11	138,162	—	—	—	—	138,173
Dividends declared ($0.84 per common share)	—	—	—	—	—	(147,048)	—	—	—	(147,048)

Balance at December 31, 2014	—	$—	172,743	$172	$1,765,381	$(361,330)	$(21,914)	$(262)	$—	$1,382,047

Net income	—	—	—	—	—	139,598	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swap	—	—	—	—	—	—	3,139	—	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	—	(54,109)
Stock vesting and amortization of stock-based compensation	—	—	751	2	11,120	—	—	—	—	11,122
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(332)	(332)
Proceeds from offering (net of offering costs)	—	—	63,250	63	817,326	—	—	—	—	817,389
Dividends declared ($0.88 per common share)	—	—	—	—	—	(196,918)	—	—	—	(196,918)

Balance at December 31, 2015	—	$—	236,744	$237	$2,593,827	$(418,650)	$(72,884)	$(262)	$4,997	$2,107,265

Net income	—	—	—	—	—	225,048	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	—	(22,923)
Stock vesting and amortization of stock-based compensation	—	—	1,021	1	7,941	—	—	—	—	7,942
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	—	—	82,749	83	1,173,568	—	—	—	—	1,173,651
Dividends declared ($0.91 per common share)	—	—	—	—	—	(240,512)	—	—	—	(240,512)

Balance at December 31, 2016	—	$—	320,514	$321	$3,775,336	$(434,114)	$(92,903)	$(262)	$4,850	$3,253,228

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Operating activities
Net income	$225,937	$139,927	$50,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,601	71,827	55,162
Amortization of deferred financing costs and debt discount	7,613	6,085	5,105
Direct financing lease interest accretion	(9,120)	(8,032)	(6,701)
Straight-line rent revenue	(41,567)	(26,187)	(16,325)
Share-based compensation	7,942	11,122	9,165
Gain from sale of real estate and other asset dispositions, net	(61,224)	(3,268)	(2,857)
Impairment charges	7,229	—	50,128
Straight-line rent and other write-off	3,063	2,812	2,818
Unutilized financing fees/ debt refinancing costs	22,539	4,367	1,698
Other adjustments	3,563	(6,334)	(1,178)
Decrease (increase) in:
Interest and rent receivable	(13,247)	(5,599)	(3,856)
Other assets	(18,357)	(8,297)	764
Accounts payable and accrued expenses	41,583	26,540	6,209
Deferred revenue	(8,872)	2,033	(485)

Net cash provided by operating activities	264,683	206,996	150,443
Investing activities
Cash paid for acquisitions and other related investments	(1,682,409)	(2,218,869)	(767,696)
Net proceeds from sale of real estate	198,767	19,175	34,649
Principal received on loans receivable	906,757	771,785	11,265
Investment in loans receivable	(109,027)	(354,001)	(12,782)
Construction in progress and other	(171,209)	(146,372)	(102,333)
Investment in unsecured senior notes	(50,000)	—	—
Proceeds from sale of unsecured notes	50,000	—	—
Other investments, net	(69,423)	(17,339)	(13,126)

Net cash used for investing activities	(926,544)	(1,945,621)	(850,023)
Financing activities
Proceeds from term debt	1,000,000	681,000	425,000
Payments of term debt	(575,299)	(283)	(100,266)
Payment of deferred financing costs	(15,468)	(7,686)	(14,496)
Revolving credit facilities, net	(810,000)	509,415	490,625
Distributions paid	(218,393)	(182,980)	(144,365)
Lease deposits and other obligations to tenants	14,557	(10,839)	7,892
Proceeds from sale of common shares, net of offering costs	1,173,651	817,389	138,173
Other financing activities	(16,485)	(5,326)	—

Net cash provided by financing activities	552,563	1,800,690	802,563

Increase in cash and cash equivalents for the year	(109,298)	62,065	102,983
Effect of exchange rate changes	(3,003)	(11,065)	(4,421)
Cash and cash equivalents at beginning of year	195,541	144,541	45,979

Cash and cash equivalents at end of year	$83,240	$195,541	$144,541

Interest paid, including capitalized interest of $2,320 in 2016, $1,425 in 2015, and $1,860 in 2014	$138,770	$107,228	$91,890
Supplemental schedule of non-cash investing activities:
Mortgage loan issued from sale of real estate	$—	$—	$12,500
Increase in development project construction costs incurred, not paid	15,857	2,684	—
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$74,521	$52,402	$38,461

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2016	2015
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$417,368	$315,787
Buildings and improvements	3,550,674	2,675,803
Construction in progress and other	53,648	49,165
Intangible lease assets	296,176	256,950
Net investment in direct financing leases	648,102	626,996
Mortgage loans	1,060,400	757,581

Gross investment in real estate assets	6,026,368	4,682,282
Accumulated depreciation	(292,786)	(232,675)
Accumulated amortization	(32,339)	(25,253)

Net investment in real estate assets	5,701,243	4,424,354
Cash and cash equivalents	83,240	195,541
Interest and rent receivables	57,698	46,939
Straight-line rent receivables	116,861	82,155
Other loans	155,721	664,822
Other assets	303,773	195,540

Total Assets	$6,418,536	$5,609,351

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$2,909,341	$3,322,541
Accounts payable and accrued expenses	132,868	84,628
Deferred revenue	19,933	29,358
Lease deposits and other obligations to tenants	28,323	12,831
Payable due to Medical Properties Trust, Inc.	74,453	52,338

Total Liabilities	3,164,918	3,501,696
Commitments and Contingencies
Capital
General partner — issued and outstanding — 3,204 units at December 31, 2016 and 2,363 units at December 31, 2015	33,436	21,773
Limited Partners:
Common units — issued and outstanding — 317,310 units at December 31, 2016 and 234,381 units at December 31, 2015	3,308,235	2,153,769
LTIP units — issued and outstanding — 292 units at December 31, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss	(92,903)	(72,884)

Total MPT Operating Partnership, L.P. capital	3,248,768	2,102,658
Non-controlling interests	4,850	4,997

Total Capital	3,253,618	2,107,655

Total Liabilities and Capital	$6,418,536	$5,609,351

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$327,269	$247,604	$187,018
Straight-line rent	41,067	23,375	13,507
Income from direct financing leases	64,307	58,715	49,155
Interest and fee income	108,494	112,184	62,852

Total revenues	541,137	441,878	312,532
Expenses
Real estate depreciation and amortization	94,374	69,867	53,938
Impairment charges	7,229	—	50,128
Property-related	2,712	3,792	1,851
Acquisition expenses	46,273	61,342	26,389
General and administrative	48,911	43,639	37,274

Total operating expense	199,499	178,640	169,580

Operating income	341,638	263,238	142,952
Other income (expense)
Interest expense	(159,597)	(120,884)	(98,156)
Gain on sale of real estate and other asset dispositions, net	61,224	3,268	2,857
Earnings from equity and other interests	(1,116)	2,849	2,559
Unutilized financing fees/ debt refinancing costs	(22,539)	(4,367)	(1,698)
Other income (expense)	(502)	(2,674)	2,624
Income tax benefit (expense)	6,830	(1,503)	(340)

Net other expenses	(115,700)	(123,311)	(92,154)

Income from continuing operations	225,938	139,927	50,798
Loss from discontinued operations	(1)	—	(2)

Net income	225,937	139,927	50,796
Net income attributable to non-controlling interests	(889)	(329)	(274)

Net income attributable to MPT Operating Partnership partners	$225,048	$139,598	$50,522

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.86	$0.64	$0.29
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.86	$0.64	$0.29

Weighted average units outstanding — basic	260,414	217,997	169,999

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.86	$0.63	$0.29
Income from discontinued operations attributable to MPT Operating Partnership partners	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.86	$0.63	$0.29

Weighted average units outstanding — diluted	261,072	218,304	170,540

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$225,937	$139,927	$50,796
Other comprehensive income (loss):
Unrealized gain on interest rate swap	2,904	3,139	2,964
Foreign currency translation loss	(22,923)	(54,109)	(15,937)

Total comprehensive income	205,918	88,957	37,823
Comprehensive income attributable to non-controlling interests	(889)	(329)	(274)

Comprehensive income attributable to MPT Operating Partnership partners	$205,029	$88,628	$37,549

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2013	1,608	$13,541	159,702	$1,339,998	292	$—	$(8,941)	$—	$1,344,598

Net income	—	508	—	49,769	—	245	—	274	50,796
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,964	—	2,964
Foreign currency translation loss	—	—	—	—	—	—	(15,937)	—	(15,937)
Unit vesting and amortization of unit-based compensation	8	92	769	9,073	—	—	—	—	9,165
Distributions to non- controlling interests	—	—	—	—	—	—	—	(274)	(274)
Proceeds from offering (net of offering costs)	106	1,382	10,550	136,791	—	—	—	—	138,173
Distributions declared ($0.84 per unit)	—	(1,468)	—	(145,335)	—	(245)	—	—	(147,048)

Balance at December 31, 2014	1,722	$14,055	171,021	$1,390,296	292	$—	$(21,914)	$—	$1,382,437

Net income	—	1,399	—	138,199	—	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swap	—	—	—	—	—	—	3,139	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	(54,109)
Unit vesting and amortization of unit-based compensation	8	111	743	11,011	—	—	—	—	11,122
Distributions to non- controlling interests	—	—	—	—	—	—	—	(332)	(332)
Proceeds from offering (net of offering costs)	633	8,175	62,617	809,214	—	—	—	—	817,389
Distributions declared ($0.88 per unit)	—	(1,967)	—	(194,951)	—	—	—	—	(196,918)

Balance at December 31, 2015	2,363	$21,773	234,381	$2,153,769	292	$—	$(72,884)	$4,997	$2,107,655

Net income	—	2,251	—	222,797	—	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	(22,923)
Unit vesting and amortization of unit-based compensation	10	80	1,011	7,862	—	—	—	—	7,942
Distributions to non- controlling interests	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	831	11,737	81,918	1,161,914	—	—	—	—	1,173,651
Distributions declared ($0.91 per unit)	—	(2,405)	—	(238,107)	—	—	—	—	(240,512)

Balance at December 31, 2016	3,204	$33,436	317,310	$3,308,235	292	$—	$(92,903)	$4,850	$3,253,618

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Operating activities
Net income	$225,937	$139,927	$50,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,601	71,827	55,162
Amortization of deferred financing costs and debt discount	7,613	6,085	5,105
Direct financing lease interest accretion	(9,120)	(8,032)	(6,701)
Straight-line rent revenue	(41,567)	(26,187)	(16,325)
Unit-based compensation	7,942	11,122	9,165
Gain from sale of real estate and other asset dispositions, net	(61,224)	(3,268)	(2,857)
Impairment charges	7,229	—	50,128
Straight-line rent and other write-off	3,063	2,812	2,818
Unutilized financing fees/ debt refinancing costs	22,539	4,367	1,698
Other adjustments	3,563	(6,334)	(1,178)
Decrease (increase) in:
Interest and rent receivable	(13,247)	(5,599)	(3,856)
Other assets	(18,357)	(8,297)	764
Accounts payable and accrued expenses	41,583	26,540	6,209
Deferred revenue	(8,872)	2,033	(485)

Net cash provided by operating activities	264,683	206,996	150,443
Investing activities
Cash paid for acquisitions and other related investments	(1,682,409)	(2,218,869)	(767,696)
Net proceeds from sale of real estate	198,767	19,175	34,649
Principal received on loans receivable	906,757	771,785	11,265
Investment in loans receivable	(109,027)	(354,001)	(12,782)
Construction in progress and other	(171,209)	(146,372)	(102,333)
Investment in unsecured senior notes	(50,000)	—	—
Proceeds from sale of unsecured senior notes	50,000	—	—
Other investments, net	(69,423)	(17,339)	(13,126)

Net cash used for investing activities	(926,544)	(1,945,621)	(850,023)
Financing activities
Proceeds from term debt	1,000,000	681,000	425,000
Payments of term debt	(575,299)	(283)	(100,266)
Payment of deferred financing costs	(15,468)	(7,686)	(14,496)
Revolving credit facilities, net	(810,000)	509,415	490,625
Distributions paid	(218,393)	(182,980)	(144,365)
Lease deposits and other obligations to tenants	14,557	(10,839)	7,892
Proceeds from sale of units, net of offering costs	1,173,651	817,389	138,173
Other financing activities	(16,485)	(5,326)	—

Net cash provided by financing activities	552,563	1,800,690	802,563

Increase in cash and cash equivalents for the year	(109,298)	62,065	102,983
Effect of exchange rate changes	(3,003)	(11,065)	(4,421)
Cash and cash equivalents at beginning of year	195,541	144,541	45,979

Cash and cash equivalents at end of year	$83,240	$195,541	$144,541

Interest paid, including capitalized interest of $2,320 in 2016, $1,425 in 2015, and $1,860 in 2014	$138,770	$107,228	$91,890
Supplemental schedule of non-cash investing activities:
Mortgage loan issued from sale of real estate	$—	$—	$12,500
Increase in development project construction costs incurred, not paid	15,857	2,684	—
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$74,521	$52,402	$38,461

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

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At December 31, 2016, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities, (including but not limited to Ernest and Vibra). We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2016 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$316,179	Mortgage and other loans	$235,613
Equity investments	$13,223	Other assets	$140

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2016, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 10 for additional description of the nature, purpose and activities of some of our VIEs and interests therein.

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

Investments in entities in which we do not control nor do we have the ability to influence (such as our investments in Steward and MEDIAN) are accounted for using the cost method. The initial carrying value of such investments is based on the amount paid to purchase the interest in the investee entity. No income is recorded on our cost method investments until distributions are received.

We evaluate our equity and cost method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Cash and Cash Equivalents: Certificates of deposit, short-term investments with original maturities of three months or less and money-market mutual funds are considered cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks, which at times may exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to date on our invested cash. Cash and cash equivalents which have been restricted as to its use are recorded in other assets.

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

Certain leases may provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts/thresholds (percentage rents). Percentage rents are recognized in the period in which revenue thresholds are met. Rental payments received prior to their recognition as income are classified as deferred revenue. We also receive additional rent (contingent rent) under some leases based on increases in the CPI or when the CPI exceeds the annual minimum percentage increase in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

We use DFL accounting to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unearned income.

In instances where we have a profits or equity interest in our tenants’ operations, we record income equal to our percentage interest of the tenants’ profits, as defined in the lease or tenants’ operating agreements, once annual thresholds, if any, are met.

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

Commitment fees received from lessees for development and leasing services are initially recorded as deferred revenue and recognized as income over the initial term of a lease to produce a constant effective yield on the lease (interest method). Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

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

We amortize the value of these intangible assets to expense over the term of the respective leases. If a lease is terminated early, the unamortized portion of the lease intangibles are charged to expense.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2016 are as follows:

Buildings and improvements	38.8 years
Tenant lease intangibles	23.9 years
Leasehold improvements	17.9 years
Furniture, equipment and other	9.5 years

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in cash collections; trends in revenue and patient mix; and the effect of evolving healthcare regulations on tenants’ profitability and liquidity.

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

Losses on DFL Receivables: Allowances are established for DFLs based upon an estimate of probable losses on a property-by-property basis. DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the lease. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the DFL’s effective interest rate, fair value of collateral, and other relevant factors, as appropriate. DFLs are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the DFLs on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, we generally place the loan on non-accrual status and record interest income only upon receipt of cash.

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

Income Taxes: We conduct our business as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally pay little federal and state income tax because of the dividends paid deduction that we are allowed to take. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Our financial statements include the operations of TRSs, including MPT Development Services, Inc. (“MDS”), along with many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they may make loans to and/or investments in our lessees.

With the property acquisitions and investments in Europe, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the U.S. as such income from our international properties will flow through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax receivables/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is reflected in our tax provision when such changes occur.

The calculation of our tax liabilities involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. However, if a more likely than not position cannot be reached, we record a liability as an off-set to the tax benefit and adjust the liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the uncertain tax position liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Stock-Based Compensation: We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013. Awards of restricted stock, stock options and other equity-based awards with service conditions are amortized to compensation expense over the vesting periods (typically three years), using the straight-line method. Awards that contain market conditions are amortized to compensation expense over the derived vesting periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method. Awards with performance conditions are amortized using the straight-line method over the service period in which the performance conditions are measured, adjusted for the probability of achieving the performance conditions. Forfeitures of stock-based awards are recognized as they occur.

Deferred Costs: Costs incurred that directly relate to the offerings of stock are deferred and netted against proceeds received from the offering. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are recognized as a reduction in interest income over the life of the loan.

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

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in a foreign currency from time to time. Gains or losses resulting from these foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses on our short-term transactions are included in other income in the consolidated statements of income, while the translation effects on our long-term investments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

We measure fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis. When available, we utilize quoted market prices from an independent third party source to determine fair value and classify such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, we apply the dealer (market maker) pricing estimate and classify the asset or liability in Level 2.

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

Fair Value Option Election: For our equity interest in Ernest along with any related loans (as more fully described in Note 3 and 10), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. Other than the Capella equity investment held at December 31, 2015, we have not made a similar election for other existing equity interest or loans.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We do not expect this standard to have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this standard and the impact to us from both a lessor and lessee perspective.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The ASU is not effective for us until January 1, 2019. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The standard also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for us starting January 1, 2018; however, we believe our current cash flow presentation is generally consistent with this standard.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. Upon adoption of ASU 2017-01, we expect to recognize a majority of our real estate acquisitions as asset transactions rather than business combinations which will result in the capitalization of related third party transaction costs.

Reclassifications and Revisions:

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2016	2015	2014
	(in thousands)
Assets Acquired
Land	$91,176	$120,746	$22,569
Building	654,772	741,935	241,242
Intangible lease assets — subject to amortization (weighted average useful life of 28.5 years in 2016, 30.0 years in 2015 and 18.2 years in 2014)	94,614	176,383	22,513
Net investments in direct financing leases	178,000	174,801	—
Mortgage loans	600,000	380,000	—
Other loans	—	523,605	447,664
Equity investments and other assets	70,166	101,716	33,708
Liabilities assumed	(6,319)	(317)	—

Total assets acquired	$1,682,409	$2,218,869	$767,696
Loans repaid(1)	(193,262)	(385,851)	—

Total net assets acquired	$1,489,147	$1,833,018	$767,696

(1)	$93.3 million loans advanced to Capella in 2015 and repaid in 2016 as a part of the Capella transaction, and $100.0 million loans advanced to Prime in 2015 and repaid in 2016 as part of the sale leaseback conversion of four properties in New Jersey. $385.9 million loans advanced to MEDIAN in 2014 and repaid in 2015 as a part of the MEDIAN transaction.

Purchase price allocations attributable to acquisitions made during the 2016 fourth quarter are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2016 Activity

Acquisition of Steward Portfolio

On October 3, 2016, we closed on a portfolio of nine acute care hospitals in Massachusetts operated by Steward. Our investment in the portfolio includes the acquisition of five hospitals for $600 million, the making of

$600 million in mortgage loans on four facilities, and a $50 million minority equity contribution in Steward, for a combined investment of $1.25 billion. The five facilities acquired are being leased to Steward under a master lease agreement that has a 15-year term with three 5-year extension options, plus annual inflation-based escalators. The terms of the mortgage loan are substantially similar to the master lease.

Other Acquisitions

From October 27, 2016 to December 31, 2016, we acquired 12 rehabilitation hospitals in Germany for an aggregate purchase price to us of €85.2 million. Of these acquisitions, five properties (totaling €35.7 million) are leased to affiliates of MEDIAN, pursuant to a master lease agreement reached with MEDIAN in 2015. (See “2015 Activity” below for further details of this master lease). The remaining seven properties (totaling €49.5 million) are leased to affiliates of MEDIAN, pursuant to a third master lease that has terms similar to the original master lease in 2015.

On October 21, 2016, we acquired three general acute care hospitals and one free-standing emergency department and health center in New Jersey from Prime (as originally contemplated in the agreements) by reducing the $100 million mortgage loan made in September 2015 and advancing an additional $15 million. We are leasing these properties to Prime pursuant to a fifth master lease, which has a 15-year term with three five-year extension options, plus consumer-price indexed increases.

On July 22, 2016, we acquired an acute care facility in Olympia, Washington in exchange for a $93.3 million loan and an additional $7 million in cash, as contemplated in the initial Capella acquisition transaction in 2015. The terms of the Olympia lease are substantially similar to those of the master lease with Capella post lease amendment. See the Capella Disposal Transaction under the subheading “Disposals” below for further details on the terms of the Capella leases.

On June 22, 2016, we closed on the final property of the initial MEDIAN transaction that began in 2014 for a purchase price of € 41.6 million. See “2015 and 2014 Activity” for a description of the initial MEDIAN Transaction.

On May 2, 2016, we acquired an acute care hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime pursuant to the fifth master lease. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such addition will be added to the basis upon which the lessee will pay us rents.

From the respective acquisition dates in 2016 through year-end, the properties acquired during the year ended December 31, 2016, contributed $37.4 million and $31.7 million of revenue and income (excluding related acquisition expenses), respectively, for the year ended December 31, 2016. In addition, we incurred $12.1 million of acquisition-related costs on the 2016 acquisitions for the year ended December 31, 2016.

2015 Activity

Acquisition of Capella Portfolio

In July 2015, we entered into definitive agreements to acquire a portfolio of seven acute care hospitals owned and operated by Capella for a combined purchase price and investment of approximately $900 million, adjusted for any cash on hand. The transaction included our investments in seven acute care hospitals (two of which were in the form of mortgage loans) for an aggregate investment of approximately $600 million, an acquisition loan for approximately $290 million and a 49% equity interest in the ongoing operator of the facilities.

In conjunction with the acquisition, MPT Camaro Opco, LLC, a wholly-owned subsidiary of MDS, formed a joint venture limited liability company, Capella Health Holdings, LLC (“Capella Holdings”), with an entity affiliated with the senior management of Capella (“ManageCo”). MPT Camaro Opco, LLC held 49% of the equity interests in Capella Holdings and the ManageCo held the remaining 51%. Capella and its operating subsidiaries were managed and operated by ManageCo pursuant to the terms of one or more management agreements, the terms of which included base management fees payable to ManageCo and incentive payments tied to agreed benchmarks. Pursuant to the limited liability company agreement of Capella Holdings, ManageCo and MPT Camaro Opco, LLC shared profits and distributions from Capella Holdings according to a distribution waterfall under which, if certain benchmarks were met, after taking into account interest paid on the acquisition loan, ManageCo and MPT Camaro Opco, LLC shared in cash generated by Capella Holdings in a ratio of 35% to ManageCo and 65% to MPT Camaro Opco, LLC. The limited liability company agreement provided that ManageCo managed Capella Holdings and MPT Camaro Opco, LLC had no management authority or control except for certain protective rights consistent with a passive ownership interest, such as a limited right to approve certain components of the annual budgets and the right to approve extraordinary transactions.

On August 31, 2015, we closed on six of the seven Capella properties, two of which were in the form of mortgage loans. We closed on the seventh property on July 22, 2016 (as discussed above). We entered into a master lease, a stand-alone lease, and mortgage loans for the acquired properties providing for 15-year terms with four 5-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. The acquisition loan had a 15-year term and carried a fixed interest rate of 8%.

On October 30, 2015, we acquired an additional acute hospital in Camden, South Carolina for an aggregate purchase price of $25.8 million. We leased this hospital to Capella pursuant to the 2015 master lease. In connection with the transaction, we funded an additional acquisition loan to Capella of $9.2 million.

See the Capella Disposal Transaction under the subheading “Disposals” below for an update to this transaction.

MEDIAN Transaction

During early 2015, we made additional loans (as part of the initial MEDIAN transaction discussed below under “2014 Activity”) of approximately € 240 million on behalf of MEDIAN, to complete step one of a two step process to acquire the healthcare real estate of MEDIAN. On April 29, 2015, we entered into a series of definitive agreements with MEDIAN to complete step two, which involved the acquisition of the real estate assets of 32 hospitals owned by MEDIAN for an aggregate purchase price of approximately € 688 million. Upon acquisition, each property became subject to a master lease between us and MEDIAN providing for the leaseback of the property to MEDIAN. The master lease had an initial term of 27 years and provided for annual escalations of rent at the greater of one percent or 70% of the German consumer price index.

At each closing, the purchase price for each facility was reduced and offset against the interim loans made to affiliates of Waterland and MEDIAN and against the amount of any debt assumed or repaid by us in connection with the closing. As part of this transaction, we incurred approximately $37 million of real estate transfer tax in 2015. As of December 31, 2015, we had closed on 31 of the 32 properties for an aggregate amount of € 646 million, and we had no loans outstanding to MEDIAN.

Other Acquisitions

On December 3, 2015, we acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from MEDIAN (formally RHM) for €18.7 million. Upon acquisition, the facility was leased back under the initial master lease with MEDIAN in 2013, providing for a remaining term of 25 years at that time and annual rent increases of 2.0% in 2017 and 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will also be increased to reflect 70% of cumulative increases in the German CPI.

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

On September 30, 2015, we provided a $100 million mortgage financing to Prime for three general acute care hospitals and one free-standing emergency department and health center in New Jersey. The loan had a five-year term and provided for consumer-priced indexed interest increases, subject to a floor. As previously noted above, we acquired these facilities in October 2016 by reducing the mortgage loan and advancing an additional $15 million.

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Valencia, Spain. The acquisition was effected through a newly-formed joint venture between us and clients of AXA Real Estate, in which we will own a 50% interest. Our expected share of the aggregate purchase and development price is €21.4 million. Upon completion, the facility will be leased to a Spanish operator of acute care hospitals, pursuant to a long-term lease. We expect construction to be complete on this facility in the second quarter of 2017.

On August 31, 2015, we closed on a $30 million mortgage loan transaction with Prime for the acquisition of Lake Huron Medical Center, a 144-bed general acute care hospital located in Port Huron, Michigan. The loan provided for consumer-priced indexed interest increases, subject to a floor. The mortgage loan had a five-year term with conversion rights to our standard sale leaseback agreement, which we exercised on December 31, 2015, when we acquired the real estate of Lake Huron Medical Center for $20 million, which reduced the mortgage loan accordingly. The facility is being leased to Prime under our master lease agreement.

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed LTACH, for an aggregate purchase price of $31.5 million. We entered into a 20-year lease with Ernest for the rehabilitation hospital, which provides for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that has a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest operates the rehabilitation hospital in a joint venture with Covenant Health System. Effective July 18, 2016, we amended the lease of the rehabilitation hospital to include the long-term acute care hospital. Ernest’s plans are to convert the long-term acute care facility into a rehabilitation facility by the second quarter of 2017.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million. We have leased this hospital to Ernest pursuant to the 2012 master lease, which had a remaining 17-year fixed term at that time and three extension options of five years each. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition, we funded an acquisition loan in the amount of $5 million.

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

From the respective acquisition dates in 2015 through that year end, the properties and mortgage loans acquired in 2015 contributed $102.7 million and $87.7 million of revenue and income (excluding related acquisition expenses), respectively, for the year ended December 31, 2015. In addition, we incurred $58 million of acquisition related costs on the 2015 acquisitions for the year ended December 31, 2015.

2014 Activity

MEDIAN Transaction

On October 15, 2014, we entered into definitive agreements pursuant to which we would acquire substantially all the real estate assets of MEDIAN. The transaction was structured using a two step process in partnership with affiliates of Waterland. In the first step, an affiliate of Waterland acquired 94.9% of the outstanding equity interest in MEDIAN pursuant to a stock purchase agreement with MEDIAN’s current owners. We indirectly acquired the remaining 5.1% of the outstanding equity interest and provided or committed to provide interim acquisition loans to Waterland and MEDIAN in aggregate amounts of approximately €425 million, of which €349 million had been advanced at December 31, 2014. These interim loans bore interest at a rate similar to the initial lease rate under the planned sale and leaseback transactions. See “2015 and 2016 Activity” for an update on the second step of this transaction — the sale-leaseback of the real estate.

Other Acquisitions

In the fourth quarter of 2014, we acquired three RHM (now MEDIAN) rehabilitation facilities in Germany for an aggregate purchase price of € 63.6 million (approximately $81 million based on currency exchange rates at that time) including approximately € 3.0 million (or approximately $3.6 million) of transfer and other taxes that have been expensed as acquisition costs. These facilities included: Bad Mergentheim (211 beds), Bad Tolz (248 beds), and Bad Liebenstein (271 beds). All three properties are included under our initial master lease agreement with MEDIAN in 2013.

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

On July 1, 2014, we acquired an acute care hospital in Peasedown St. John, United Kingdom from Circle Health Ltd. (“Circle”), through its subsidiary Circle Hospital (Bath) Ltd. The sale/leaseback transaction, excluding any transfer taxes, was valued at approximately £28.3 million (or approximately $48.0 million based on exchange rates at that time). The lease has an initial term of 15-years with a tenant option to extend the lease for an additional 15 years. The lease includes annual rent increases, which will equal the year-over-year change in the retail price index with a floor of 2% and a cap of 5%. With the transaction, we incurred approximately £1.1 million (approximately $1.9 million) of transfer and other taxes that have been expensed as acquisition costs.

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

From the respective acquisition dates in 2014 through that year end, the 2014 acquisitions contributed $12.4 million and $8.7 million of revenue and income (excluding related acquisition and financing expenses) for the period ended December 31, 2014. In addition, we incurred $26.4 million of acquisition related expenses in 2014, of which $25.2 million (including $5.8 million in transfer taxes as part of our MEDIAN and Circle transactions) related to acquisitions consummated as of December 31, 2014.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented below as if each acquisition was completed on January 1, 2015 and January 1, 2014 for the year ended December 31, 2016 and 2015, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Year Ended December 31, (Unaudited)
	2016	2015
Total revenues	$627,583	$624,443
Net income	310,019	306,756
Net income per share/unit	$0.97	$0.96

Development Activities

2016 Activity

During 2016, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health — We completed 19 acute care facilities for this tenant during 2016. These facilities are leased pursuant to the master leases entered into in both 2014 and 2015 and are cross-defaulted with each other and with the original master lease executed in 2013.

•	Ernest Toledo — This $18.4 million inpatient rehabilitation facility located in Toledo, Ohio opened on April 1, 2016 and is being leased to Ernest pursuant to the original 2012 master lease.

On August 23, 2016, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Flagstaff, Arizona, for $28.1 million, which will be leased to Ernest pursuant to a stand-alone lease, which has terms generally similar to the original master lease. The facility is expected to be completed in the third quarter of 2017.

2015 Activity

During 2015, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health — We completed 17 acute care facilities for this tenant during 2015 totaling $102.6 million. Fourteen of these facilities are leased pursuant to the master lease entered into in 2014 and are cross-defaulted with the original master lease executed with Adeptus Health in 2013. Three properties are leased pursuant to the master lease entered into in 2015 and are cross-defaulted with the master leases entered into in 2014 and 2013.

•	UAB Medical West — This $8.6 million acute care facility and medical office building located in Birmingham, Alabama is leased to Medical West, an affiliate of The University of Alabama at Birmingham, for 15 years and contains four renewal options of five years each. The rent increases 2% annually.

In April 2015, we executed an agreement with Adeptus Health that provides for the acquisition and development of general acute care hospitals and free standing emergency facilities with an aggregate commitment of $250 million. These facilities will be leased to Adeptus Health pursuant to the terms of the 2014 and 2015 master lease agreements that have a 15-year initial term with three extension options of five years each that provide for annual rent increases based on changes in the CPI with a 2% minimum. With this commitment, along with similar agreements entered into in 2014 and 2013, we have committed to fund up to $500 million in acute care facilities with Adeptus Health. At December 31, 2016, we have 54 completed and open facilities and five still under construction. See table below for an update on our remaining commitments to Adeptus Health.

2014 Activity

During 2014, we completed construction and began recording rental income on the following facilities:

•	Northern Utah Rehabilitation Hospital — This $19 million inpatient rehabilitation facility located in South Ogden, Utah is leased to Ernest pursuant to the 2012 master lease.

•	Oakleaf Surgical Hospital — This approximately $30 million acute care facility located in Altoona, Wisconsin. This facility is leased to National Surgical Hospitals for 15 years and contains two renewal options of five years each plus an additional option for nearly another five years, and the rent increases annually based on changes in the consumer price-index.

•	Adeptus Health — We completed 17 acute care facilities for this tenant during 2014 totaling approximately $83.0 million. These facilities are leased pursuant to the master lease entered into in 2013.

See table below for a status update on our current development projects (in thousands):

Operator	Commitment	Costs Incurred as of 12/31/16	Estimated Completion Date
Adeptus Health	$5,848	$2,710	1Q 2017
Adeptus Health	67,185	44,948	2Q 2017
Ernest Health	28,067	4,342	4Q 2017
Adeptus Health	7,804	1,648	1Q 2018
Adeptus Health	53,866	—	Various

	$162,770	$53,648

Disposals

2016 Activity

Capella Disposal Transaction

On March 21, 2016, we entered into definitive agreements with RegionalCare, an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), under which our investment in the operations of Capella would be merged with RegionalCare, forming RCCH.

On April 29, 2016, this transaction closed and funded, effective April 30, 2016. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the original Capella acquisition that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma, that we made to subsidiaries of Capella in connection with the Capella transaction on August 31, 2015. We made a new $93.3 million loan for a hospital property in Olympia, Washington (which was subsequently converted to real estate on July 22, 2016 as previously disclosed). Additionally, we and an Apollo affiliate invested $50 million each in unsecured senior notes issued by RegionalCare, which we sold to a large institution on June 20, 2016 at par. The proceeds from this transaction represented the recoverability of our investment in full, except for transaction costs incurred of $6.3 million.

We maintained our ownership of five Capella hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property, was amended to shorten the initial fixed lease term (to 13.5 years for the master lease and 11.5 years for the other stand-alone lease) , increase the security deposit, and eliminate the lessees’ purchase option provisions. Due to this lease amendment, we reclassified the lease of the properties under the master lease from a DFL to an operating lease. This reclassification resulted in a write-off of $2.6 million in unbilled DFL rent in the 2016 second quarter.

Post Acute Transaction

On May 23, 2016, we sold five properties (three of which were in Texas and two in Louisiana) that were leased and operated by Post Acute. As part of this transaction, our outstanding loans of $4 million were paid in full, and we recovered our investment in the operations. Total proceeds from this transaction were $71 million, resulting in a net gain of approximately $15 million.

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

HealthSouth Transaction

On July 20, 2016, we sold three inpatient rehabilitation hospitals located in Texas and operated by HealthSouth for $111.5 million, resulting in a net gain of approximately $45 million.

Summary of Operations for Disposed Assets in 2016

The properties sold during 2016 did not meet the definition of discontinued operations. However, the following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from these properties (excluding loans repaid in the Capella Disposal Transaction) for the periods presented (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$7,851	$18,112	$18,225
Real estate depreciation and amortization	(1,754)	(3,795)	(3,789)
Property-related expenses	(114)	(121)	(60)
Other income (expense)	(23)	1,079	462

Income from real estate dispositions, net	$5,960	$15,275	$14,838

2015 Activity

On July 30, 2015, we sold a long-term acute care facility in Luling, Texas for approximately $9.7 million, resulting in a gain of $1.5 million. Due to this sale, we wrote off $0.9 million of straight-line receivables. On August 5, 2015, we sold six wellness centers in the U.S. for total proceeds of approximately $9.5 million (of which $1.5 million is in the form of a promissory note), resulting in a gain of $1.7 million. Due to this sale, we wrote off $0.9 million of billed rent receivables. With these disposals, we accelerated the amortization of the related lease intangible assets resulting in approximately $0.7 million of additional expense.

The sale of the Luling facility and the six wellness centers were not strategic shifts in our operations, and therefore the results of operations related to these facilities were not reclassified as discontinued operations.

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

The sale of the Bucks and La Palma facilities was not a strategic shift in our operations, and therefore the results of the Bucks and La Palma operations were not reclassified as discontinued operations.

Intangible Assets

At December 31, 2016 and 2015, our intangible lease assets were $296.2 million ($263.8 million, net of accumulated amortization) and $257.0 million ($231.7 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $13.4 million, $9.1 million, and $7.0 million in 2016, 2015, and 2014, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2017	$22,130
2018	22,069
2019	22,021
2020	21,818
2021	21,751

As of December 31, 2016, capitalized lease intangibles have a weighted average remaining life of 22.1 years.

Leasing Operations

All of our leases are accounted for as operating leases, except we are accounting for 15 Ernest facilities and ten Prime facilities as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Minimum lease payments receivable	$2,207,625	$2,587,912
Estimated residual values	407,647	393,097
Less unearned income	(1,967,170)	(2,354,013)

Net investment in direct financing leases	$648,102	$626,996

Minimum rental payments due to us in future periods under operating leases and DFLs, which have non-cancelable terms extending beyond one year at December 31, 2016, are as follows (amounts in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2017	$386,058	$62,419	$448,477
2018	388,808	63,668	452,476
2019	392,577	64,941	457,518
2020	395,339	66,240	461,579
2021	400,607	67,565	468,172
Thereafter	7,077,794	1,673,600	8,751,394

	$9,041,183	$1,998,433	$11,039,616

Adeptus Health

On November 1, 2016, Adeptus Health announced their 2016 third quarter results showing a decline in net income over the prior year and disclosing collection issues associated with a third party billing agent among other things. At December 31, 2016, we have no outstanding receivables due from this tenant. Furthermore, Adeptus Health is current on its rent obligations to us through February 2017. In addition, we currently hold letters of credit approximating $12.4 million. At December 31, 2016, we have approximately $400 million invested in 59 properties (including five properties still under development) that are leased, pursuant to master lease agreements, to Adeptus Health, along with additional funding commitments as disclosed earlier. This investment represents approximately 7% of our total assets at December 31, 2016. At December 31, 2016, we believe this investment is fully recoverable; however, no assurances can be made that we will not have any impairment charges related to this investment in the future.

Hoboken Facility

In the 2015 third quarter, a subsidiary of the operator of our Hoboken facility acquired 10% of our subsidiary that owns the real estate for $5 million, which is reflected in the non-controlling interest line of our consolidated balance sheets.

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility. As a result of the lease terminating, we recorded a charge of $1.9 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $0.5 million of additional expense during 2015. This former tenant has continued to occupy the facility. During the third quarter of 2016, the tenant paid us approximately $2.5 million representing substantially all of amounts owed to us and agreed to general terms of a new lease, which we expect to execute in 2017. The tenant is current on all of its obligations to us through February 2017. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Twelve Oaks at December 31, 2016 is fully recoverable.

Monroe Facility

During 2014, the previous operator of our Monroe facility continued to underperform and became further behind on payments to us as required by the real estate lease agreement and working capital loan agreement. In August 2014, this operator filed for bankruptcy. Based on these developments and the fair value of our real estate and the underlying collateral of our loan (using Level 2 inputs), we recorded a $47.0 million impairment charge in 2014. Effective December 31, 2014, the bankruptcy court approved the purchase by Prime of the assets of the prior operator. Prime leases the facility from us pursuant to terms under an existing master lease. Prime has been current on its rent since lease inception. At December 31, 2016, our investment in Monroe is approximately $36 million, which we believe is fully recoverable.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2016		As of December 31, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$1,060,400	8.8%	$757,581	9.5%
Acquisition loans	121,464	13.7%	610,469	9.1%
Working capital and other loans	34,257	9.0%	54,353	10.2%

	$1,216,121		$1,422,403

Our mortgage loans cover 12 of our properties with four operators. The increase in mortgage loans relates to the loans made to Steward totaling $600 million for four properties in October 2016, partially offset by the repayment of two loans for $210 million by RCCH (formally Capella) and the conversion of a $100 million mortgage loan to Prime into a sale/leaseback of the property — See “2016 Activity” under the Disposal and Acquisition sections for more details.

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes. At December 31, 2016, acquisition loans include our $115 million of loans to Ernest. The Capella acquisition loans of approximately $489 million at December 31, 2015 were paid in full during 2016 — See “2016 Activity” under the Disposal section for more details.

On March 1, 2012, pursuant to our convertible note agreement, we converted $1.7 million of our $5.0 million convertible note into a 9.9% equity interest in the operator of our Hoboken University Medical Center facility. On October 1, 2016, we converted the remaining $3.3 million of our convertible note into a 15.1% of equity interest in the operator for a total 25% equity interest in the operator.

Concentration of Credit Risks

Revenue by Operator

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2016		2015
Operators (A)	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$120,558	22.3%	$104,325	23.6%
MEDIAN	93,425	17.3%	78,540	17.8%
Ernest	67,742	12.5%	61,988	14.0%
RCCH	52,720	9.7%	28,567	6.4%
Other operators	206,692	38.2%	168,458	38.2%

Total	$541,137	100.0%	$441,878	100.0%

(A) Steward is not included herein as the Steward transaction closed on October 3, 2016.

Revenue by U.S. State and Country

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2016		2015
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$96,992	17.9%	$87,541	19.8%
California	66,197	12.2%	66,120	15.0%
New Jersey	39,084	7.2%	27,688	6.3%
Massachusetts	26,098	4.8%	69	0.0%
Arizona	23,798	4.4%	21,188	4.8%
Other States	187,363	34.7%	156,256	35.3%

Total U.S.	$439,532	81.2%	$358,862	81.2%

Germany	$97,382	18.0%	$78,540	17.8%
United Kingdom, Italy, and Spain	4,223	0.8%	4,476	1.0%

Total International	$101,605	18.8%	$83,016	18.8%

Total	$541,137	100.0%	$441,878	100.0%

From an asset perspective, approximately 80% of our total assets are in the U.S., while 20% reside in Europe (primarily Germany) as of December 31, 2016, consistent with December 31, 2015.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $282.9 million, $215.4 million and $101.8 million in 2016, 2015 and 2014, respectively.

4. Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31,
	2016	2015
Revolving credit facility	$290,000	$1,100,000
Term loans	263,101	263,400
Senior Unsecured Notes due 2016	—	125,000
6.875% Senior Unsecured Notes due 2021	—	450,000
6.375% Senior Unsecured Notes due 2022:
Principal amount	350,000	350,000
Unamortized premium	1,814	2,168

	351,814	352,168
5.750% Senior Unsecured Notes due 2020 (A)	210,340	217,240
4.000% Senior Unsecured Notes due 2022 (A)	525,850	543,100
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	—
5.250% Senior Unsecured Notes due 2026	500,000	—

	$2,941,105	$3,350,908
Debt issue costs, net	(31,764)	(28,367)

	$2,909,341	$3,322,541

As of December 31, 2016, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2017	$320
2018	302,781
2019	250,000
2020	210,340
2021	—
Thereafter	2,175,850

Total	$2,939,291

(A)	These notes are Euro-denominated and reflect the exchange rates at December 31, 2016 and 2015, respectively.

Revolving Credit Facility

On June 19, 2014, we closed on the Credit Facility for $900 million. The Credit Facility was comprised of a $775 million senior unsecured revolving credit facility (the “Revolving credit facility”) and a $125 million senior unsecured term loan facility (the “Term Loan”). The Credit Facility had an accordion feature that allowed us to expand the size of the facility by up to $250 million through increases to the Revolving credit facility, Term

Loan, both or as a separate term loan tranche. The Credit Facility replaced our previous $400 million unsecured revolving credit facility and $100 million unsecured term loan. This transaction resulted in a refinancing charge of approximately $0.3 million in the 2014 second quarter.

On October 17, 2014, we entered into an amendment to our Credit Facility to exercise the $250 million accordion on the Revolving credit facility. This amendment increased the Credit Facility to $1.15 billion and added a new accordion feature that allowed us to expand our credit facility by another $400 million.

On August 4, 2015, we entered into an amendment to our Revolving credit facility and Term Loan agreement to further increase the current aggregate committed size to $1.25 billion and amend certain covenants in order to permit us to consummate and finance the acquisition of Capella.

On September 30, 2015, we further amended our Credit Facility to, among other things, increase the aggregate commitment under our Revolving credit facility to $1.3 billion and increase the Term Loan portion to $250 million. In addition, this amendment included a new accordion feature that allowed us to expand the Credit Facility by another $400 million for a total commitment of $1.95 billion. This amendment resulted in a $0.1 million expense in the 2015 third quarter.

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

At December 31, 2016 and 2015, we had $290 million and $1.1 billion, respectively, outstanding on the Revolving credit facility.

At December 31, 2016, our availability under our Revolving credit facility was $1 billion. The weighted average interest rate on this facility was 2.0% and 1.7% for 2016 and 2015, respectively.

See Note 13 for subsequent event activity impacting our Credit Facility.

Term Loans

As noted above in the Revolving Credit Facility section, we closed on the Term Loan for $125 million in the second quarter of 2014. Furthermore, as noted above, we amended the credit facility to increase the Term Loan portion to $250 million in the third quarter of 2015. The Term Loan matures in June 2019. The Term Loan’s initial interest rate was (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Eurodollar rate plus 1.00%, plus a spread that was adjustable from 0.60% to 1.20% based on current total leverage, or (2) LIBOR plus a spread that was adjustable from 1.60% to 2.20% based on current total leverage. With the upgrade to our credit rating as discussed above, the Term Loan’s interest rate, effective December 10, 2014, improved to (1) the higher of the “prime rate”, federal funds rate plus 0.50%, or Euro dollar rate plus 1.00% plus a fixed spread of 0.65%, or (2) LIBOR plus a fixed spread of 1.65%. At December 31, 2016 and 2015, the interest rate in effect on the Term Loan was 2.36% and 2.05%, respectively.

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan requires monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan has a fixed interest rate of 6.2%, matures on January 1, 2018 and can be prepaid, subject to a certain prepayment premium. At December 31, 2016, the remaining balance on this term loan was $13.1 million. The loan is collateralized by the real estate of the Northland LTACH Hospital, which had a net book value of $16.4 million and $16.9 million at December 31, 2016 and 2015, respectively.

See Note 13 for subsequent activity impacting our Credit Facility.

Senior Unsecured Notes due 2016

During 2006, we issued $125.0 million of senior unsecured notes (the “Senior Unsecured Notes due 2016”). One of the issuances of the Senior Unsecured Notes due 2016 totaling $65.0 million paid interest quarterly at a floating annual rate of three-month LIBOR plus 2.30% and could be called at par value by us at any time. This portion of the Senior Unsecured Notes due 2016 matured in July 2016. The remaining issuances of Senior Unsecured Notes due 2016 paid interest quarterly at a floating annual rate of three-month LIBOR plus 2.30% and could also be called at par value by us at any time. These remaining notes matured in October 2016.

During the second quarter 2010, we entered into an interest rate swap to manage our exposure to variable interest rates by fixing $65 million of our $125 million Senior Unsecured Notes due 2016, which started July 31, 2011 (date on which the interest rate turned variable) through maturity date (or July 2016), at a rate of 5.507%. We also entered into an interest rate swap to fix $60 million of our Senior Unsecured Notes due 2016 which started October 31, 2011 (date on which the related interest rate turned variable) through the maturity date (or October 2016) at a rate of 5.675%. At December 31, 2015, the fair value of the interest rate swaps was $2.9 million, which is reflected in accounts payable and accrued expenses on the consolidated balance sheets. These interest rate swaps expired in 2016 in connection with the maturity of the related notes. We accounted for our interest rate swaps as cash flow hedges. We did not have any hedge ineffectiveness from inception of our interest rate swaps through their expiration in 2016; and therefore, there was no income statement effect recorded during the years ended December 31, 2016, 2015, and 2014.

6.875% Senior Unsecured Notes due 2021

On April 26, 2011, we closed on a private placement of $450 million senior notes (the “6.875% Senior Unsecured Notes due 2021”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes were subsequently registered under the Securities Act pursuant to an exchange offer. Interest on the notes was payable semi-annually on May 1 and November 1 of each year. The notes paid interest in cash at a rate of 6.875% per year, would have matured on May 1, 2021, and offered a redemption option to redeem some or all of the notes at a premium, plus accrued and unpaid interest to, but not including, the redemption date.

On July 22, 2016, we used the net proceeds from the 5.250% Senior Unsecured Notes due 2026 offering (see discussion below for further details on these notes) to redeem our $450 million 6.875% Senior Unsecured Notes due 2021. This redemption resulted in a $22.5 million debt refinancing charge during the 2016 third quarter, consisting of a $15.5 million redemption premium along with the write-off of deferred debt issuance costs associated with the redeemed notes.

6.375% Senior Unsecured Notes due 2022

On February 17, 2012, we completed a $200 million offering of senior unsecured notes (“6.375% Senior Unsecured Notes due 2022”), and on August 20, 2013, we completed a $150 million tack on to the notes. These 6.375% Senior Unsecured Notes due 2022 accrue interest at a fixed rate of 6.375% per year and mature on February 15, 2022. The 2013 tack on offering, was issued at a premium (price of 102%), resulting in an effective rate of 5.998%. Interest on these notes is payable semi-annually on February 15 and August 15 of each year. We may redeem some or all of the notes at a premium that will decrease over time, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control, each holder of the 6.375% Senior Unsecured Notes due 2022 may require us to repurchase some or all of its notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase.

5.750% Senior Unsecured Notes due 2020

On October 10, 2013, we completed a €200 million offering of senior unsecured notes (“5.750% Senior Unsecured Notes due 2020”). Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The 5.750% Senior Unsecured Notes due 2020 pay interest in cash at a rate of 5.750% per year. The notes mature on October 1, 2020. We may redeem some or all of the notes at any time at a “make-whole” redemption price that will decrease over time. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase. See Note 13 for subsequent event activity related to these notes.

4.000% Senior Unsecured Notes due 2022

On August 19, 2015, we completed a €500 million senior unsecured notes offering (“4.000% Senior Unsecured Notes due 2022”). Interest on the notes is payable annually on August 19 of each year. The notes pay interest in cash at a rate of 4.00% per year. The notes mature on August 19, 2022. We may redeem some or all of the 4.000% Senior Unsecured Notes due 2022 at any time. If the notes are redeemed prior to 90 days before maturity, the redemption price will be 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. Within the period beginning on or after 90 days before maturity, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 4.000% Senior Unsecured Notes due 2022 are fully and unconditionally guaranteed on an unsecured basis by us. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

5.500% Senior Unsecured Notes due 2024

On April 17, 2014, we completed a $300 million senior unsecured notes offering (“5.500% Senior Unsecured Notes due 2024”). Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The notes pay interest in cash at a rate of 5.50% per year. The notes mature on May 1, 2024. We may redeem some or all of the notes at any time prior to May 1, 2019 at a “make-whole” redemption price. On or after May 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more equity offerings. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

6.375% Senior Unsecured Notes due 2024

On February 22, 2016, we completed a $500 million senior unsecured notes offering (“6.375% Senior Unsecured Notes due 2024”). Interest on the notes is payable on March 1 and September 1 of each year. Interest on the notes is paid in cash at a rate of 6.375% per year. The notes mature on March 1, 2024. We may redeem some or all of the notes at any time prior to March 1, 2019 at a “make whole” redemption price. On or after March 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to March 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 106.375%

of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

5.250% Senior Unsecured Notes due 2026

On July 22, 2016, we completed a $500 million senior unsecured notes offering (“5.250% Senior Unsecured Notes due 2026”). Interest on the notes is payable on February 1 and August 1 of each year, commencing on February 1, 2017. Interest on the notes is to be paid in cash at a rate of 5.25% per year. The notes mature on August 1, 2026. We may redeem some or all of the notes at any time prior to August 1, 2021 at a “make whole” redemption price. On or after August 1, 2021, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 105.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. Through 2016, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of FFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2016, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our TRSs is subject to applicable U.S. federal, state and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRSs and our foreign operations, income tax (benefit) expense were as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Current income tax expense:
Domestic	$42	$147	$114
Foreign	1,856	1,614	225

	1,898	1,761	339
Deferred income tax (benefit) expense:
Domestic	147	(360)	(23)
Foreign	(8,875)	102	24

	(8,728)	(258)	1

Income tax (benefit) expense	$(6,830)	$1,503	$340

The foreign provision (benefit) for income taxes is based on foreign loss before income taxes of $23.5 million in 2016 as compared with foreign loss before income taxes of $29.4 million in 2015, and foreign loss before income taxes of $7.5 million in 2014.

The domestic provision (benefit) for income taxes is based on a loss before income taxes of $1.4 million in 2016 from our taxable REIT subsidiaries as compared with income before income taxes of $7.1 million in 2015, and a loss before income taxes of $20.9 million in 2014.

At December 31, 2016 and 2015, components of our deferred tax assets and liabilities were as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Property and equipment	$(3,781)	$(1,636)
Unbilled rent	(7,045)	(4,495)
Partnership investments	(5,103)	(3,362)
Other	(6,757)	(6,141)

Total deferred tax liabilities	$(22,686)	$(15,634)
Deferred tax assets:
Operating loss and interest deduction carry forwards	$28,289	$19,016
Other	10,085	10,314

Total deferred tax assets	38,374	29,330
Valuation allowance	(15,975)	(23,005)

Total net deferred tax assets	$22,399	$6,325

Net deferred tax (liability)	$(287)	$(9,309)

At December 31, 2016, our U.S. net operating losses (“NOLs”) consisted of $60 million of federal NOLs and $113.5 million of state NOLs available as offsets to future years’ taxable income. We have federal and state capital loss carryforwards of $8.1 million. The NOLs primarily expire between 2021 and 2035 and the capital loss carryforward expires in 2022. We have alternative minimum tax credits of $0.3 million as of December 31, 2016, which may be carried forward indefinitely. At December 31, 2016, we had foreign NOLs of $13.3 million that may be carried forward indefinitely.

In the evaluation of the need for a valuation allowance on the U.S. deferred income tax assets, we considered all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss, we concluded that a valuation allowance should remain against those deferred income tax assets that are not expected to be realized through future sources of taxable income generated from scheduled reversals of deferred income tax liabilities. As a result, a valuation allowance continues to be recorded to reflect the portion of the U.S. federal and state deferred income tax assets that are not likely to be realized based upon all available evidence. If we later determine that we will more likely than not realize all, or a portion, of the deferred income tax assets, we will reverse the valuation allowance in a future period. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

We also evaluated the need for a valuation allowance on our foreign deferred income tax assets. In doing so, we considered all available evidence to determine whether it is more likely than not that the foreign deferred income tax assets will be realized. When comparing 2016 results to prior periods, we noted a significant increase in positive evidence, which included a strong positive trend in foreign earnings and forecasted foreign income projections in 2017 and future periods. For instance, several of our initial foreign subsidiaries achieved a cumulative pre-tax income position as of the 2016 fourth quarter, and we expect the majority of our remaining foreign subsidiaries to be in a cumulative pre-tax income position within the next 12-18 months. Current year earnings resulted in the use of $2 million of beginning of the year valuation allowances on deferred tax assets which offset corresponding current tax expense. The positive evidence noted above resulted in our conclusion to make a one-time release of $4 million of the valuation allowance on our foreign deferred income tax assets in the 2016 fourth quarter. We also noted that sufficient objective positive evidence did not exist for a portion of foreign deferred income tax assets at December 31, 2016 due to the lack of future sources of taxable income to utilize these deferred income tax assets. A valuation allowance of $2.2 million has remained to reserve against these foreign deferred tax assets.

We have no uncertain tax position liabilities and related interest or penalties recorded at December 31, 2016.

A reconciliation of the income tax (benefit) expense at the statutory income tax rate and the effective tax rate for income from continuing operations before income taxes for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Income from continuing operations (before-tax)	$219,108	$141,430	$51,138
Income tax at the US statutory federal rate (35%)	76,688	49,501	17,898
Increase (decrease) resulting from:
Rate differential	1,434	5,047	1,145
State income taxes, net of federal benefit	66	(601)	(337)
Dividends paid deduction	(84,927)	(57,109)	(27,873)
Equity investments	4,297	—	—
Change in valuation allowance	(6,104)	6,174	8,988
Other items, net	1,716	(1,509)	519

Total income tax (benefit) expense	$(6,830)	$1,503	$340

We have met the annual REIT distribution requirements by payment of at least 90% of our estimated taxable income in 2016, 2015, and 2014. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2016	2015	2014
Common share distribution	$0.900000	$0.870000	$0.840000
Ordinary income	0.619368	0.769535	0.520692
Capital gains(1)	0.102552	—	0.000276
Unrecaptured Sec. 1250 gain	0.045432	—	0.000276
Return of capital	0.178080	0.100465	0.319032

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed TRSs on behalf of Medical Properties Trust, Inc., which are subject to federal, state and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our TRSs and international operations.

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$225,938	$139,927	$50,798
Non-controlling interests’ share in continuing operations	(889)	(329)	(274)
Participating securities’ share in earnings	(559)	(1,029)	(894)

Income from continuing operations, less participating securities’ share in earnings	224,490	138,569	49,630
Income (loss) from discontinued operations attributable to MPT common stockholders	(1)	—	(2)

Net income, less participating securities’ share in earnings	$224,489	$138,569	$49,628

Denominator:
Basic weighted-average common shares	260,414	217,997	169,999
Dilutive potential common shares	658	307	541

Diluted weighted-average common shares	261,072	218,304	170,540

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$225,938	$139,927	$50,798
Non-controlling interests’ share in continuing operations	(889)	(329)	(274)
Participating securities’ share in earnings	(559)	(1,029)	(894)

Income from continuing operations, less participating securities’ share in earnings	224,490	138,569	49,630
Income (loss) from discontinued operations attributable to MPT Operating Partnership partners	(1)	—	(2)

Net income, less participating securities’ share in earnings	$224,489	$138,569	$49,628

Denominator:
Basic weighted-average units	260,414	217,997	169,999
Dilutive potential units	658	307	541

Diluted weighted-average units	261,072	218,304	170,540

7. Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan and 5,265,916 shares remain available for future stock awards as of December 31, 2016. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan (and its predecessor plan):

Restricted Equity Awards

These stock-based awards are in the form of service-based awards and performance awards based on certain market conditions. The service-based awards vest as the employee provides the required service (typically three to five years). Service based awards are valued at the average price per share of common stock on the date of grant. In 2016, 2015, and 2014, the Compensation Committee granted performance — based awards to employees which vest based on us achieving certain total shareholder returns or comparisons of our total shareholder returns to peer total return indices. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance award grants:

2016 performance awards — The 2016 performance awards were granted in two parts:

1)	One-half of the 2016 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2016 to December 31, 2018. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2019, 2020, and 2021. The fair value of this award was estimated on the dates of grant using a Monte Carlo valuation model that assumed the following: risk free interest rates of 1.0%; expected volatility of 24.4%; expected dividend yield of 7.0%; and expected service period of 5 years.

2)	The remainder of the 2016 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“Index”) over the cumulative period from January 1, 2016 to December 31, 2018. Our total shareholder return must be within 3% of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 3% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2019, 2020, and 2021. The fair value of this award was estimated on the dates of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.0%; expected volatility of 24.4%; expected dividend yield of 7.0%; and expected service period of 5 years.

No 2016 performance awards were earned and vested in 2016, and 2,400 performance awards were forfeited in 2016. At December 31, 2016, we have 797,404 of 2016 performance awards remaining to be earned.

2015 performance awards — The 2015 performance awards were granted in three parts:

1)	Approximately 40% of the 2015 performance awards were based on us achieving a simple 9.0% annual total shareholder return. For the three-year period from January 1, 2015 through December 31, 2017, one-third of the awards will be earned annually (until the award is fully earned) if a 9.0% total shareholder return is achieved. If total shareholder return does not reach 9.0% in a particular year, shares for that year can be earned in a future period (during the three-year period) if the cumulative total shareholder return is equal to or greater than a 9.0% annual return for such cumulative period. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 3 years.

2)	Approximately 30% of the 2015 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2015 to December 31, 2017. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2017, 2018, and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

3)	The remainder of the 2015 performance awards will be earned if our total shareholder return outpaces the Index over the cumulative period from January 1, 2015 to December 31, 2017. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2017, 2018, and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

In 2016, 98,526 shares were earned and vested, and 66,792 performance awards were forfeited in 2016. No 2015 performance awards were earned and vested in 2015, and 4,500 performance awards were forfeited in 2015. At December 31, 2016, we have 702,070 of 2015 performance awards remaining to be earned.

2014 performance awards — The 2014 performance awards were granted in three parts:

1)	Approximately 40% of the 2014 performance awards were based on us achieving a simple 9.0% annual total shareholder return. For the five-year period from January 1, 2014 through December 31, 2018, one-third of the awards will be earned annually (until the award is fully earned) if a 9.0% total shareholder return is achieved. If total shareholder return does not reach 9.0% in a particular year, shares for that year can be earned in a future period (during the five-year period) if the cumulative total shareholder return is equal to or greater than a 9.0% annual return for such cumulative period. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.7%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 3 years.

2)	Approximately 30% of the 2014 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2014 to December 31, 2016. The minimum total shareholder return needed to earn a portion of this award is 27.0% with 100% of the award earned if our total shareholder return reaches 35.0%. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017, and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

3)	The remainder of the 2014 performance awards were to be earned if our total shareholder return outpaced that of the Index over the cumulative period from January 1, 2014 to December 31, 2016. Our total shareholder return must exceed that of the Index to earn the minimum number of shares under this award, while it must exceed the Index by 6% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on December 31, 2016, 2017, and 2018. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 0.8%; expected volatility of 27%; expected dividend yield of 8.0%; and expected service period of 5 years.

In 2014 and 2016, 108,261 and 99,959 shares were earned and vested under the 2014 performance awards, respectively. No such awards were earned and vested in 2015. In 2016, 500,000 shares, which related to the latter two parts of the award as described above, were forfeited as the three-year cumulative total shareholder return hurdles from January 1, 2014 to December 31, 2016 were not met. An additional 72,003 performance shares were forfeited prior to the measurement date in 2016. At December 31, 2016, we have 99,935 of 2014 performance awards remaining to be earned.

The following summarizes restricted equity award activity in 2016 and 2015 (which includes awards granted in 2016, 2015, 2014, and any applicable prior years), respectively:

For the Year Ended December 31, 2016:

	Vesting Based on Service		Vesting Based on Market/ Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	509,634	$13.25	2,331,152	$6.38
Awarded	254,574	$13.07	799,804	$7.30
Vested	(349,356)	$13.07	(671,983)	$6.50
Forfeited	(67,724)	$13.06	(647,298)	$6.28

Nonvested awards at end of year	347,128	$13.35	1,811,675	$6.78

For the Year Ended December 31, 2015:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	452,263	$12.11	2,428,518	$5.81
Awarded	407,969	$13.94	871,888	$6.62
Vested	(343,904)	$12.56	(406,970)	$4.94
Forfeited	(6,694)	$13.08	(562,284)	$5.33

Nonvested awards at end of year	509,634	$13.25	2,331,152	$6.38

The value of stock-based awards is charged to compensation expense over the vesting periods. In the years ended December 31, 2016, 2015, and 2014, we recorded $7.9 million, $11.1 million, and $9.2 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2016, is $12.4 million, which will be recognized over a weighted average period of 2.78 years. Restricted equity awards that vested in 2016, 2015, and 2014 had a value of $12.7 million, $10.2 million, and $10.2 million, respectively.

8. Commitments and Contingencies

Commitments

On July 20, 2016, we entered into definitive agreements to acquire 20 rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €215.7 million. Upon closing, the facilities will be leased to affiliates of MEDIAN, pursuant to a new master lease with a term of approximately 27 years. Closing of the transaction, which began during the fourth quarter of 2016, is subject to customary real estate, regulatory and other closing conditions. As discussed in Note 3, we have closed seven of the 20 facilities in the amount of €49.5 million on December 31, 2016.

On September 9, 2016, we entered into definitive agreements to acquire six rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €44.1 million. Upon closing, the facilities will be leased to affiliates of MEDIAN, pursuant to the existing long-term master lease. Closing of the transaction, which began during the fourth quarter of 2016, is subject to customary real estate, regulatory and other closing conditions. As discussed in Note 3, we have closed on five of the six facilities in the amount of €35.7 million as of December 31, 2016. We closed on the final property on January 27, 2017, in the amount of €8.4 million.

On September 28, 2016, we entered into definitive agreements to acquire two acute care hospitals in Washington and Idaho for an aggregate purchase price to us of approximately $105 million. Upon closing, the facilities will be leased to RCCH, pursuant to the current master lease. Closing of the transaction, which is expected to be completed in the first half of 2017, is subject to customary real estate, regulatory and other closing conditions.

Operating leases, in which we are the lessee, primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. The ground leases are long-term leases (almost all having terms of 30 years or more), some of which contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2016, 2015 and 2014, respectively, were $6.8 million, $4.6 million, and $2.3 million, which was offset by sublease rental income of $4.2 million, $2.3 million, and $0.3 million for 2016, 2015, and 2014, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year and amounts to be received in the future from non-cancelable subleases at December 31, 2016 are as follows: (amounts in thousands)

	Fixed minimum payments	Amounts to be received from subleases	Net payments
2017	$7,328	$(4,725)	$2,603
2018	7,249	(4,731)	2,518
2019	6,925	(4,755)	2,170
2020	6,944	(4,860)	2,084
2021	6,024	(4,966)	1,058
Thereafter	251,981	(249,662)	2,319

	$286,451	$(273,699)	$12,752

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2016 Activity

On October 7, 2016, we sold 10.3 million shares of common stock in a private placement to an affiliate of Cerberus, the controlling member of Steward, and certain members of Steward management. We sold these shares at a price per share of $14.50, equal to the public offering price of our September 2016 equity offering, generating total proceeds of $150 million.

On September 30, 2016, we completed an underwritten public offering of 57.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 7.5 million shares) of our common stock, resulting in net proceeds of $799.5 million, after deducting estimated offering expenses.

On March 1, 2016, we updated our at-the-market equity offering program, which gave us the ability to sell up to $227 million of stock with a commission rate of 1.25%. During 2016, we sold approximately 15 million shares of our common stock under this program, resulting in net proceeds of approximately $224 million, after deducting approximately $2.8 million of commissions. We have no capacity to sell additional shares under this at-the-market equity offering program.

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

In regards to distributions, the Operating Partnership shall distribute cash at such times and in such amounts as are determined by the General Partner in its sole and absolute discretion, to common unit holders who are common unit holders on the record date. However, per the Operating Partnership Agreement, the General Partner shall use its reasonable efforts to cause the Operating Partnership to distribute amounts sufficient to enable the Company to pay stockholder dividends that will allow the Company to (i) meet its distribution requirement for qualification as a REIT and (ii) avoid any federal income or excise tax liability imposed by the Code, other than to the extent the Company elects to retain and pay income tax on its net capital gain. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for distribution purposes.

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

10. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximate their fair values. Included in our accounts payable and accrued expenses at December 31, 2015, were our interest rate swaps, which were recorded at fair value based on Level 2 observable market assumptions using standardized derivative pricing models. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes, using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our Revolving credit facility and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2016		December 31, 2015
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$57,698	$57,707	$46,939	$46,858
Loans(1)	986,987	1,017,428	508,851	543,859
Debt, net	(2,909,341)	(2,966,759)	(3,322,541)	(3,372,773)

(1)	Excludes loans related to Ernest and Capella (2015 only) since they are recorded at fair value as discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest, Capella (2015 only) and related loans, as discussed in Note 2, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans in or prior to 2016.

At December 31, 2016, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loan	$112,836	$112,836	Mortgage loans
Acquisition and other loans	116,298	116,298	Other loans
Equity investment	3,300	3,300	Other assets

	$232,434	$232,434

At December 31, 2015, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Cost	Asset Type Classification
Mortgage loan	$310,000	$310,000	Mortgage loans
Acquisition and other loans	603,552	603,552	Other loans
Equity investment	7,349	7,349	Other assets

	$920,901	$920,901

Our mortgage and other loans with Ernest and Capella (2015 only) are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investments in Ernest and Capella (2015 only) are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a DLOM on our equity investment of 40% at December 31, 2016.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections are provided by Ernest and Capella (2015 only), respectively. However, we will modify such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(49)
- 100 basis points	49

Because the fair value of Ernest and Capella (2015 only) investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during 2016, 2015, or 2014. To date, we have not received any distribution payments from our equity investment in Ernest. In regards to the Capella investment, we sold this investment in 2016 at our original cost (see Note 3 for further details of this disposal).

11. Other Assets

The following is a summary of our other assets (in thousands):

	At December 31,
	2016	2015
Debt issue costs, net(1)	$4,478	$7,628
Equity investments	177,430	129,337
Other corporate assets	77,580	31,547
Prepaids and other assets	44,285	27,028

Total other assets	$303,773	$195,540

(1)	Relates to Revolving credit facility

Equity investments have increased over the prior year primarily due to our new investment in Steward — see Note 3 for further details. Other corporate assets include leasehold improvements associated with our corporate office space, furniture and fixtures, equipment, software, deposits, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, goodwill, deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

12. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2016 Ended
	March 31	June 30	September 30	December 31
Revenues	$134,999	$126,300	$126,555	$153,283
Income from continuing operations	58,226	53,924	70,543	43,245
Net income	58,225	53,924	70,543	43,245
Net income attributable to MPT common stockholders	57,927	53,724	70,358	43,039
Net income attributable to MPT common stockholders per share — basic	$0.24	$0.23	$0.29	$0.13
Weighted average shares outstanding — basic	237,510	238,082	246,230	319,833
Net income attributable to MPT common stockholders per share — diluted	$0.24	$0.22	$0.28	$0.13
Weighted average shares outstanding — diluted	237,819	239,008	247,468	319,994

	For the Three Month Periods in 2015 Ended
	March 31	June 30	September 30	December 31
Revenues	$95,961	$99,801	$114,570	$131,546
Income from continuing operations	35,976	22,489	23,123	58,339
Net income	35,976	22,489	23,123	58,339
Net income attributable to MPT common stockholders	35,897	22,407	23,057	58,237
Net income attributable to MPT common stockholders per share — basic	$0.18	$0.11	$0.10	$0.24
Weighted average shares outstanding — basic	202,958	208,071	223,948	237,011
Net income attributable to MPT common stockholders per share —diluted	$0.17	$0.11	$0.10	$0.24
Weighted average shares outstanding — diluted	203,615	208,640	223,948	237,011

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2016 Ended
	March 31	June 30	September 30	December 31
Revenues	$134,999	$126,300	$126,555	$153,283
Income from continuing operations	58,226	53,924	70,543	43,245
Net income	58,225	53,924	70,543	43,245
Net income attributable to MPT Operating Partnership partners	57,927	53,724	70,358	43,039
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.24	$0.23	$0.29	$0.13
Weighted average units outstanding — basic	237,510	238,082	246,230	319,833
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.24	$0.22	$0.28	$0.13
Weighted average units outstanding — diluted	237,819	239,008	247,468	319,994

	For the Three Month Periods in 2015 Ended
	March 31	June 30	September 30	December 31
Revenues	$95,961	$99,801	$114,570	$131,546
Income from continuing operations	35,976	22,489	23,123	58,339
Net income	35,976	22,489	23,123	58,339
Net income attributable to MPT Operating Partnership partners	35,897	22,407	23,057	58,237
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.18	$0.11	$0.10	$0.24
Weighted average units outstanding — basic	202,958	208,071	223,948	237,011
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.17	$0.11	$0.10	$0.24
Weighted average units outstanding — diluted	203,615	208,640	223,948	237,011

13. Subsequent Events

On February 1, 2017, we replaced our Credit Facility with a new revolving credit and term loan agreement. The new agreement includes a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a €200 million unsecured term loan facility. The new unsecured revolving loan facility matures in February 2021 and can be extended for an additional 12 months at our option. The $200 million unsecured term loan facility matures on February 1, 2022 and the €200 million unsecured term loan facility matures on January 31, 2020, and can be extended for an additional 12 months at our option. The commitment fee on the total facility is paid at a rate of 0.25%. The term loan and/or revolving loan commitments may be increased in an aggregate amount not to exceed $500 million.

At our election, loans under the new credit facility may be made as either ABR Loans or Eurodollar Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.95% based on our current credit rating. The applicable margin for term loans that are Eurodollar Loans is adjustable on a sliding scale from 0.90% to 1.95% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.65% based on our current credit rating. The applicable margin for revolving loans that are Eurodollar Loans is adjustable on a sliding scale from 0.875% to 1.65% based on our current credit rating. The facility fee is adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and is payable on the revolving loan facility.

On February 2, 2017, we delivered an irrevocable notice of full redemption to the holders of the €200 million aggregate principal amount of our 5.750% Senior Notes due 2020 and set a redemption date of March 4, 2017. To fund such redemption, including any premium and accrued interest, we plan to use the proceeds of the new euro term loan together with cash on hand.

With the new revolving credit facility and term loans along with the redemption of the 5.750% Senior Notes due 2020, we expect to incur a one-time debt refinancing charge of approximately $13 million in the 2017 first quarter (of which approximately $9 million relates to the redemption premium).

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2016, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by COSO based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2016, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2017.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2017.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2017.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.9(40)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.10(41)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(31)	Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(31)	Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)	Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33(31)	Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)	Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.40(27)	Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41(31)	Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.42(34)	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.

4.43(36)	Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

4.44(39)	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

Exhibit Number	Exhibit Title

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.22(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.23(30)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.24(31)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.25(35)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.26(35)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.28(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

10.29(33)	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.30(37)	Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.31(37)	Joinder and Amendment to Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

Exhibit Number	Exhibit Title

10.32(38)	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

10.33*	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.34*	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.35*	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.

(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Reserved.
(13)	Reserved.
(14)	Reserved.
(15)	Reserved.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.

(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on February 29, 2016.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on February 22, 2017.

ITEM 16.	Form 10-K Summary

None.

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

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2017

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2017

/s/ Robert E. Holmes, Ph.D. Robert E. Holmes, Ph.D.	Director	March 1, 2017

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 1, 2017

/s/ William G. McKenzie William G. McKenzie	Director	March 1, 2017

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2017

/s/ D. Paul Sparks, Jr. D. Paul Sparks	Director	March 1, 2017

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2017

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2016

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Writeoffs(1)		Balance at End of Year(1)
	(In thousands)
2016	$27,384	$2,722	(2)	$(11,254	)(3)	$18,852
2015	$20,129	$8,205	(4)	$(950	)(5)	$27,384
2014	$41,573	$65,512	(6)	$(86,956	)(7)	$20,129

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Includes $1.9 million of rent reserves related to our Twelve Oaks facility and $0.8 million of rent reserves related to our Corinth facility.
(3)	Includes writeoffs of $3.3 million related to payment of rent, late fees, and loans for our Twelve Oaks facility; $0.8 million of writeoffs for rent and interest reserves related to the sale of the Corinth facility; $0.1 million of writeoffs related to the McLeod Healthcare loan; and $6.1 million decrease in valuation allowance (which includes the $4 million release of foreign valuation allowances in the 2016 fourth quarter) to reserve our net deferred tax assets.
(4)	Includes $1.5 million of rent and late fee reserves related to our Twelve Oaks facility; $0.5 million of rent reserves related to our Healthtrax properties; and $6.2 million to fully reserve our net deferred tax assets.
(5)	Writeoffs of rent and interest reserves related to sale of Healthtrax properties.
(6)	Includes the $47 million of impairment charges related to the Monroe property, $9.5 million of rent and interest reserves primarily related to the Monroe property (prior to change in operators — see Note 3 to Item 8 of this Annual Report on Form 10-K for further details), and approximately $9 million increase in the valuation allowance to fully reserve our net deferred tax assets.
(7)	Writeoffs of loans and other receivables related to the Monroe facility due to change in operators.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Bad Rappenau, Germany	Rehabilitation hospital	$—	$9,159	$—	$—	$—	$9,159	$9,159	$706	$—	1994	November 30, 2013	40
Dahlen, Germany	Rehabilitation hospital	360	19,863	—	—	360	19,863	20,223	1,531	—	1996	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	3,074	14,531	—	—	3,074	14,531	17,605	1,120	—	1960	November 30, 2013	40
Bad Liebenwerda, Germany	Rehabilitation hospital	335	17,307	—	—	335	17,307	17,642	1,334	—	1994	November 30, 2013	40
Ortenberg, Germany	Rehabilitation hospital	89	5,070	—	—	89	5,070	5,159	391	—	1981	November 30, 2013	40
Wiesbaden, Germany	Rehabilitation hospital	2,980	14,334	—	—	2,980	14,334	17,314	1,105	—	1977	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	—	28,758	—	—	—	28,758	28,758	2,217	—	1992	November 30, 2013	40
Bad Liebenwerda, Germany	Rehabilitation hospital	522	14,469	—	—	522	14,469	14,991	1,115	—	1904, 1995	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	705	6,337	—	—	705	6,337	7,042	488	—	1980	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	5,649	15,597	—	—	5,649	15,597	21,246	1,202	—	1930	November 30, 2013	40
Bad Rappenau, Germany	Rehabilitation hospital	3,312	5,642	—	—	3,312	5,642	8,954	435	—	1986	November 30, 2013	40
Bad Tölz, Germany	Rehabilitation hospital	2,134	9,187	—	—	2,134	9,187	11,321	478	—	1974	November 19, 2014	40
Bad Liebenstein, Germany	Rehabilitation hospital	1,554	32,836	—	—	1,554	32,836	34,390	1,779	—	1954, 1992	November 5, 2014	40
Bad Mergentheim, Germany	Rehabilitation hospital	—	10,891	—	—	—	10,891	10,891	567	—	1988, 1995	December 11, 2014	40
Bath, UK	Acute care general hospital	1,463	30,316	—	—	1,463	30,316	31,779	1,895	—	2008, 2009	July 1, 2014	40
Ottenhöfen, Germany	Rehabilitation hospital	2,182	12,278	105	—	2,287	12,278	14,565	471	—	1956/1957	July 3, 2015	40
Bad Berka, Germany	Rehabilitation hospital	3,124	14,569	163	—	3,287	14,569	17,856	531	—	1997	July 22, 2015	40
Wiesbaden, Germany	Rehabilitation hospital	1,557	7,220	37	—	1,594	7,220	8,814	274	—	1974	June 30, 2015	40
Bad Lausick, Germany	Rehabilitation hospital	1,677	15,176	147	—	1,824	15,176	17,000	584	—	1993	June 30, 2015	40
Bad Sülze, Germany	Rehabilitation hospital	2,224	19,184	189	—	2,413	19,184	21,597	738	—	1993	June 30, 2015	40
Kurort Berggießhübel, Germany	Rehabilitation hospital	2,966	14,961	131	—	3,097	14,961	18,058	542	—	1993	July 21, 2015	40
Braunfels, Germany	Acute care general hospital	2,019	12,907	53	—	2,072	12,907	14,979	489	—	1977	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	3,386	14,709	42	—	3,428	14,709	18,137	525	—	1982	July 15, 2015	40
Flechtingen, Germany	Rehabilitation hospital	2,692	13,590	142	—	2,834	13,590	16,424	524	—	1993	June 30, 2015	40
Flechtingen, Germany	Rehabilitation hospital	2,692	21,291	210	—	2,902	21,291	24,193	819	—	1993-1995	June 30, 2015	40
Nordrach, Germany	Rehabilitation hospital	294	2,818	79	—	373	2,818	3,191	114	—	1960	July 7, 2015	40
Bad Gottleuba, Germany	Rehabilitation hospital	49	14,462	835	—	884	14,462	15,346	417	—	1913	December 16, 2015	40
Grünheide, Germany	Rehabilitation hospital	2,674	39,306	321	—	2,995	39,306	42,301	1,422	—	1994/2014	July 31, 2015	40
Baden-Baden, Germany	Rehabilitation hospital	1,230	8,652	121	—	1,351	8,652	10,003	337	—	1900/2002- 2003	June 30, 2015	40
Gyhum, Germany	Rehabilitation hospital	3,755	21,461	330	—	4,085	21,461	25,546	838	—	1994	June 30, 2015	40
Hannover, Germany	Rehabilitation hospital	3,081	14,562	300	—	3,381	14,562	17,943	416	—	1900 (renovations in 1997, 2000, 2009)	December 1, 2015	40
Heiligendamm, Germany	Rehabilitation hospital	4,049	25,235	200	—	4,249	25,235	29,484	966	—	1995	June 30, 2015	40
Bad Camberg, Germany	Rehabilitation hospital	1,961	14,956	252	—	2,213	14,956	17,169	586	—	1973	June 30, 2015	40
Hoppegarten, Germany	Rehabilitation hospital	3,770	23,351	231	—	4,001	23,351	27,352	849	—	1994	July 27, 2015	40
Ban Nauheim, Germany	Rehabilitation hospital	2,976	15,036	137	—	3,113	15,036	18,149	578	—	1977	June 30, 2015	40
Kalbe, Germany	Rehabilitation hospital	3,292	21,994	158	—	3,450	21,994	25,444	841	—	1995	July 6, 2015	40
Bad Soden-Salmünster, Germany	Rehabilitation hospital	904	6,276	116	—	1,020	6,276	7,296	247	—	1974	June 30, 2015	40
Berlin, Germany	Rehabilitation hospital	—	20,107	179	—	179	20,107	20,286	775	—	1998	July 16, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Bad Lobenstein, Germany	Rehabilitation hospital	3,429	19,442	174	—	3,603	19,442	23,045	746	—	1994	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	757	10,926	126	—	883	10,926	11,809	422	—	1993	July 14, 2015	40
Magdeburg, Germany	Rehabilitation hospital	13,931	51,674	242	—	14,173	51,674	65,847	1,853	—	1999/2014	July 22, 2015	40
Schlangenbad, Germany	Rehabilitation hospital	1,015	3,302	258	—	1,273	3,302	4,575	150	—	1973	June 30, 2015	40
Bad Dürrheim, Germany	Rehabilitation hospital	1,346	11,038	221	—	1,567	11,038	12,605	412	—	1960-1970	July 24, 2015	40
Bad Krozingen, Germany	Rehabilitation hospital	1,425	10,392	110	—	1,535	10,392	11,927	378	—	2008	July 24, 2015	40
Bad Nauheim, Germany	Rehabilitation hospital	1,704	8,906	53	—	1,757	8,906	10,663	339	—	1972-1973	June 30, 2015	40
Bad Tennstedt, Germany	Rehabilitation hospital	3,560	26,396	195	—	3,755	26,396	30,151	1,009	—	1993	June 30, 2015	40
Wismar, Germany	Rehabilitation hospital	3,355	19,989	189	—	3,544	19,989	23,533	769	—	1996	June 30, 2015	40
Heidelberg, Germany	Rehabilitation hospital	5,757	33,689	438	—	6,195	33,689	39,884	436	—	1885/1991	June 22, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	1,189	6,941	—	—	1,189	6,941	8,130	29	—	1992	October 27, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	1,203	7,095	—	—	1,203	7,095	8,298	30	—	1996	October 27, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	717	4,473	—	—	717	4,473	5,190	19	—	1997	October 27, 2016	40
Bad Salzdetfurth, Germany	Rehabilitation hospital	1,129	6,556	—	—	1,129	6,556	7,685	14	—	1987	November 23, 2016	40
Bad Bertrich, Germany	Rehabilitation hospital	631	3,787	—	—	631	3,787	4,418	8	—	1910,1980- 1985	November 30, 2016	40
Lübeck, Germany	Rehabilitation hospital	673	4,922	38	—	711	4,922	5,633	—	—	1900/2011	December 31, 2016	40
Vitense-Parber, Germany	Rehabilitation hospital	540	3,938	30	—	570	3,938	4,508	—	—	1800/1995	December 31, 2016	40
Breuberg-Sandbach, Germany	Rehabilitation hospital	1,554	11,485	88	—	1,642	11,485	13,127	—	—	1901/1984	December 31, 2016	40
Ravensrush, Germany	Rehabilitation hospital	407	3,199	25	—	432	3,199	3,631	—	—	1860/1992	December 31, 2016	40
Wildeck, Germany	Rehabilitation hospital	731	5,250	40	—	771	5,250	6,021	—	—	1600/2013	December 31, 2016	40
Römhild, Germany	Rehabilitation hospital	169	8,039	62	—	231	8,039	8,270	—	—	1902/2000	December 31, 2016	40
Bad Hersfield, Germany	Rehabilitation hospital	507	3,773	29	—	536	3,773	4,309	—	—	1930/2014	December 31, 2016	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	9,663	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	3,921	—	—	1,550	3,921	5,471	245	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,432	—	—	12,663	52,432	65,095	7,755	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	258	—	2014	March 19, 2014	40
Houston, TX	Freestanding ER	950	4,576	—	—	950	4,576	5,526	29	—	2016	September 26, 2016	40
Aurora, CO	Freestanding ER	—	4,812	—	—	—	4,812	4,812	150	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	—	4,392	—	—	—	4,392	4,392	192	—	2015	March 27, 2015	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	15,234	—	1918	February 4, 2011	20
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	3,419	—	1984	April 1, 2008	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	1,183	—	1980	February 13, 2015	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	3,895	—	1982	April 1, 2008	40
Brighton, MA	Acute care general hospital	18,638	147,266	—	—	18,638	147,266	165,904	922	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,141	66,562	—	—	18,141	66,562	84,703	526	—	1965-2010	October 3, 2016	41
Austin, TX	Freestanding ER	1,140	3,853	—	—	1,140	3,853	4,993	249	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	243	—	2014	July 3, 2014	40
Glendale, AZ	Freestanding ER	1,144	6,005	—	—	1,144	6,005	7,149	25	—	2016	October 21, 2016	40
New Orleans, LA	Freestanding ER	2,850	5,599	—	—	2,850	5,599	8,449	35	—	2016	September 23, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Carrollton, TX	Acute care general hospital	729	34,342	—	—	729	34,342	35,071	1,216	—	2015	July 17, 2015	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	228	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	4,203	—	—	1,310	4,203	5,513	263	—	2014	July 15, 2014	40
Chandler, AZ	Freestanding ER	—	4,783	—	—	—	4,783	4,783	199	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,852	—	—	750	3,852	4,602	120	—	2015	October 7, 2015	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	4,242	—	1982	April 1, 2008	40
Katy, TX	Freestanding ER	—	3,873	—	—	—	3,873	3,873	113	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	5,063	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	4,236	—	—	707	4,236	4,943	221	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	3,712	—	—	1,338	3,712	5,050	131	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	194	—	2015	April 10, 2015	40
The Woodlands, TX	Freestanding ER	—	4,740	—	—	—	4,740	4,740	89	—	2016	March 28, 2016	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	3,496	—	2006	September 5, 2006	40
Denver, CO	Freestanding ER	—	4,276	—	—	—	4,276	4,276	169	—	2015	June 8, 2015	40
DeSoto, TX	Freestanding ER	750	4,569	—	—	750	4,569	5,319	67	—	2016	May 23, 2016	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	1,476	—	2008	July 18, 2011	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	1,862	—	1956	May 22, 2008	40
San Antonio, TX	Freestanding ER	—	5,157	—	—	—	5,157	5,157	11	—	2016	December 9, 2016	40
Dulles, TX	Freestanding ER	1,076	3,784	—	—	1,076	3,784	4,860	220	—	2014	September 12, 2014	40
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	230	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	12,301	3,928	—	1,277	15,952	17,229	857	—	1939,1972,1985	September 19, 2014	40
Fall River, MA	Acute care general hospital	2,406	82,358	—	—	2,406	82,358	84,764	526	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	256	—	2014	June 6, 2014	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	3,388	—	2012	February 7, 2012	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	4,763	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	250	—	2014	July 31, 2014	40
Frisco, TX	Freestanding ER	—	4,735	—	—	—	4,735	4,735	99	—	2016	March 4, 2016	40
Frisco, TX	Freestanding ER	2,441	4,474	—	—	2,441	4,474	6,915	130	—	2015	November 13, 2015	40
Frisco, TX	Freestanding ER	1,500	3,863	27	(89)	1,411	3,890	5,301	251	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	2,196	—	1982	November 25, 2008	40
Garland, TX	Freestanding ER	—	4,954	—	—	—	4,954	4,954	21	—	2016	November 15, 2016	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,603	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	2,333	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,518	4,660	—	—	1,518	4,660	6,178	165	—	2015	July 22, 2015	40
Glendale, AZ	Freestanding ER	—	4,046	—	—	—	4,046	4,046	160	—	2015	June 5, 2015	40
Goodyear, AZ	Freestanding ER	1,800	4,709	—	—	1,800	4,709	6,509	88	—	2016	April 4, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	957	—	1999	August 31, 2015	34
Hausman, TX	Acute care general hospital	1,500	8,958	—	—	1,500	8,958	10,458	835	—	2013	March 1, 2013	40
Helotes, TX	Freestanding ER	1,900	5,297	—	—	1,900	5,297	7,197	110	—	2016	March 10, 2016	40
Highland Village, TX	Freestanding ER	—	4,016	—	—	—	4,016	4,016	126	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	7,492	—	1980	September 17, 2010	40
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	11,394	—	1863	November 4, 2011	20
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	369	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	—	—	—	1,034	1,034	50	—	2015	May 1, 2015	34
Hot Springs, AR	Acute care general hospital	7,100	59,432	19,113	—	7,100	78,545	85,645	2,480	—	1985	August 31, 2015	40
Highlands Ranch, CO	Freestanding ER	4,200	4,763	—	—	4,200	4,763	8,963	50	—	2016	July 25, 2016	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	9,086	—	2002	April 1, 2008	40
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	3,146	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	—	4,671	—	—	—	4,671	4,671	29	—	2016	October 10, 2016	40
Camden, SC	Acute care general hospital	—	22,739	—	—	—	22,739	22,739	384	—	1954-2004	October 30, 2015	20
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	1,450	—	2013	February 1, 2013	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	266	—	2013	December 1, 2013	40
Longmont, CO	Freestanding ER	—	4,770	—	—	—	4,770	4,770	109	—	2016	February 10, 2016	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	705	—	1,376	28,997	30,373	1,072	—	2008	June 16, 2015	40
Mandeville, LA	Freestanding ER	2,800	5,004	—	—	2,800	5,004	7,804	21	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	—	5,756	—	—	—	5,756	5,756	72	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	—	4,060	—	—	—	4,060	4,060	193	—	2015	July 31, 2015	30
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	1,663	—	1996	August 31, 2015	41
Mesa, AZ	Acute care general hospital	4,900	97,980	2,242	—	7,142	97,980	105,122	8,576	—	2007	September 26, 2013	40
Methuen, MA	Acute general care hospital	23,809	89,505	—	—	23,809	89,505	113,314	638	—	1950-2011	October 3, 2016	41
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	8,483	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,632	585	—	8,477	99,640	108,117	7,152	—	1920-2000	April 1, 2014	40
Muskogee, OK	Acute care general hospital	1,420	51,953	—	—	1,420	51,953	53,373	1,046	—	1959,2009	August 31, 2015	30
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	271	—	2014	January 1, 2014	40
Houston, TX	Acute care general hospital	4,757	56,238	(37)	1,259	5,427	56,790	62,217	14,270	—	2006	December 1, 2006	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	274	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	2,542	13,101	2007	February 14, 2011	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	1,695	—	2014	August 31, 2014	40
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	1,150	—	2014	March 1, 2014	40
Olympia, WA	Acute care general hospital	7,220	89,348	—	—	7,220	89,348	96,568	993	—	1984	July 22, 2016	40
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	926	—	2012	February 1, 2013	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	3,799	—	1964	May 9, 2007	40
Parker, CO	Freestanding ER	1,301	4,448	—	—	1,301	4,448	5,749	130	—	2015	November 6, 2015	40
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	209	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	1,938	—	2006	July 1, 2008	40
Plano, TX	Freestanding ER	—	5,060	—	—	—	5,060	5,060	32	—	2016	September 30, 2016	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	8,400	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	3,000	72,341	1,062	—	4,062	72,341	76,403	6,071	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	3,029	14,622	—	—	3,029	14,622	17,651	490	—	1953, 1973-1983	December 31, 2015	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	4,897	—	1964	April 18, 2007	40
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	1,039	—	2013	December 31, 2013	40
San Antonio, TX	Freestanding ER	—	4,837	—	—	—	4,837	4,837	20	—	2016	October 27, 2016	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	12,692	—	1974	August 10, 2007	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,360	1,629	22,683	24,312	6,406	—	1991	June 30, 2005	40
Rosenberg, TX	Freestanding ER	—	4,731	—	—	—	4,731	4,731	118	—	2016	January 15, 2016	40
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,390	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	1,033	—	1979	November 25, 2008	40
Sherman, TX	Acute care general hospital	4,491	24,802	—	—	4,491	24,802	29,293	1,418	—	1913, 1960- 2010	October 31, 2014	40
Sienna, TX	Freestanding ER	999	3,591	—	—	999	3,591	4,590	209	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	1,325	—	2013	August 1, 2013	40
Houston, TX	Freestanding ER	1,423	3,770	—	—	1,423	3,770	5,193	173	—	2015	February 18, 2015	40
Taunton, MA	Acute care general hospital	4,428	73,433	—	—	4,428	73,433	77,861	488	—	1940-2015	October 3, 2016	41
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	248	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	—	17,740	—	—	—	17,740	17,740	333	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	3,597	—	2005	December 21, 2010	40
Houston, TX	Acute care general hospital	4,047	41,914	—	—	4,047	41,914	45,961	524	—	2016	July 7, 2016	40
League City, TX	Freestanding ER	—	3,901	—	—	—	3,901	3,901	146	—	2015	June 19, 2015	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	5,547	—	1964	November 8, 2006	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2016(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improvements	Carrying Costs	Land	Buildings	Total	Depreciation	Encumbrances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
West Monroe, LA	Acute care general hospital	12,000	69,433	552	—	12,552	69,433	81,985	5,822	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	609	—	2012	October 2, 2012	40
West Valley City, UT	Acute care general hospital	5,516	58,314	2,036	(114)	5,402	60,350	65,752	12,716	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	4,018	—	1992	April 4, 2008	40

		$403,141	$3,482,455	$52,564	$29,882	$417,368	$3,550,674	$3,968,042	$292,786	$13,101

(1)	The aggregate cost for federal income tax purposes is $4,471,179.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in direct financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
COST
Balance at beginning of period	$2,991,590	$2,040,727	$1,733,194
Acquisitions	745,948	975,239	263,811
Transfers from construction in progress	163,080	23,163	41,772
Additions	33,279	7,376	84,831
Dispositions	(138,886)	(24,701)	(56,590)
Other	173,031	(30,214)	(26,291)

Balance at end of period	$3,968,042	$2,991,590	$2,040,727

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
ACCUMULATED DEPRECIATION
Balance at beginning of period	$232,675	$181,441	$144,235
Depreciation	81,010	60,796	46,935
Depreciation on disposed property	(19,086)	(8,887)	(9,213)
Other	(1,813)	(675)	(516)

Balance at end of period	$292,786	$232,675	$181,441

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E		Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	11.0%	2022			(1)	$70,000	$70,000		(2)
Desert Valley Hospital	11.7%	2022			(1)	20,000	20,000		(2)
Desert Valley Hospital	11.0%	2022			(1)	12,500	12,500		(2)
Chino Valley Medical Center	11.0%	2022			(1)	50,000	50,000		(2)
Paradise Valley Hospital	10.6%	2022			(1)	25,000	25,000		(2)
Ernest Mortgage Loan(4)	9.6%	2032			(1)	112,836	112,836		(2)
Centinela Hospital Medical Center	11.2%	2022			(1)	100,000	100,000		(2)
Olympia Medical Center	11.2%	2024			(1)	20,000	20,000		(2)
St. Joseph Medical Center	8.7%	2025			(1)	30,000	30,000		(2)
St. Mary’s Medical Center	8.7%	2025			(1)	10,000	10,000		(2)
Lake Huron Medical Center	8.7%	2020			(1)	10,000	10,000		(2)
Steward Mortgage Loan(6)	7.5%	2031			(1)	600,000	600,000		(2)

						$1,060,336	$1,060,336		(5)

(1)	There were no prior liens on loans as of December 31, 2016.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for federal income tax purposes is $1,060,336.
(4)	Mortgage loans covering four properties in two tranches. Interest rate is weighted average of both tranches.
(5)	Excludes unamortized loan issue costs of $0.1 million at December 31, 2016.
(6)	Mortgage loans covering four properties.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2016, 2015, and 2014 are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollar amounts in thousands)
Balance at beginning of year	$757,500	$397,500	$388,650
Additions during year:
New mortgage loans and additional advances on existing loans	612,836	380,000	12,500

	1,370,336	777,500	401,150

Deductions during year:
Collection of principal	(310,000)	(20,000)	(3,650)

	(310,000)	(20,000)	(3,650)

Balance at end of year	$1,060,336	$757,500	$397,500

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.9(40)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.10(41)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(31)	Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(31)	Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)	Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33(31)	Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.38(28)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)	Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.40(27)	Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41(31)	Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.42(34)	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington Trust, N.A., as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.

4.43(36)	Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

4.44(39)	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

Exhibit Number	Exhibit Title

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.22(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.23(30)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.24(31)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.25(35)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.26(35)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.28(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

10.29(33)	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.30(37)	Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

Exhibit Number	Exhibit Title

10.31(37)	Joinder and Amendment to Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.32(38)	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

10.33*	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.34*	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.35*	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Reserved.
(13)	Reserved.
(14)	Reserved.
(15)	Reserved.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.

(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on February 29, 2016.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc’s Current Report on Form 8-K filed with the Commission on February 22, 2017.