Form 10-Q
period 2017-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2017-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒ (MPT Operating Partnership, L.P. only)	Smaller reporting company	☐
	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, Medical Properties Trust, Inc. had 363,994,452 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,310,407	$4,317,866
Mortgage loans	1,060,397	1,060,400
Net investment in direct financing leases	650,388	648,102

Gross investment in real estate assets	6,021,192	6,026,368
Accumulated depreciation and amortization	(351,462)	(325,125)

Net investment in real estate assets	5,669,730	5,701,243
Cash and cash equivalents	446,948	83,240
Interest and rent receivables	61,912	57,698
Straight-line rent receivables	129,879	116,861
Other loans	154,032	155,721
Other assets	318,229	303,773

Total Assets	$6,780,730	$6,418,536

Liabilities and Equity
Liabilities
Debt, net	$3,277,986	$2,909,341
Accounts payable and accrued expenses	194,311	207,711
Deferred revenue	19,411	19,933
Lease deposits and other obligations to tenants	32,451	28,323

Total liabilities	3,524,159	3,165,308
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 320,801 shares at March 31, 2017 and 320,514 shares at December 31, 2016	321	321
Additional paid in capital	3,777,163	3,775,336
Distributions in excess of net income	(443,315)	(434,114)
Accumulated other comprehensive loss	(86,611)	(92,903)
Treasury shares, at cost	(777)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,246,781	3,248,378
Non-controlling interests	9,790	4,850

Total Equity	3,256,571	3,253,228

Total Liabilities and Equity	$6,780,730	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenues
Rent billed	$96,763	$74,061
Straight-line rent	12,779	8,217
Income from direct financing leases	17,880	18,951
Interest and fee income	28,975	33,770

Total revenues	156,397	134,999
Expenses
Real estate depreciation and amortization	27,586	21,142
Property-related	1,328	901
General and administrative	13,197	11,471
Acquisition expenses	2,756	(1,065)

Total operating expenses	44,867	32,449

Operating income	111,530	102,550
Other income (expense)
Other income (expense)	53	329
Gain on sale of real estate and other asset dispositions, net	7,413	40
Earnings (loss) from equity and other interests	1,714	(5,001)
Unutilized financing fees/debt refinancing costs	(13,629)	(4)
Interest expense	(38,029)	(39,369)
Income tax expense	(867)	(319)

Net other expense	(43,345)	(44,324)

Income from continuing operations	68,185	58,226
Loss from discontinued operations	—	(1)

Net income	68,185	58,225
Net income attributable to non-controlling interests	(215)	(298)

Net income attributable to MPT common stockholders	$67,970	$57,927

Earnings per common share — basic and diluted
Income from continuing operations attributable to MPT common stockholders	$0.21	$0.24
Loss from discontinued operations attributable to MPT common stockholders	—	—

Net income attributable to MPT common stockholders	$0.21	$0.24

Weighted average shares outstanding — basic	321,057	237,510

Weighted average shares outstanding — diluted	321,423	237,819

Dividends declared per common share	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$68,185	$58,225
Other comprehensive income:
Unrealized gain on interest rate swap	—	815
Foreign currency translation gain	6,292	20,587

Total comprehensive income	74,477	79,627
Comprehensive income attributable to non-controlling interests	(215)	(298)

Comprehensive income attributable to MPT common stockholders	$74,262	$79,329

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities
Net income	$68,185	$58,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,954	21,694
Direct financing lease interest accretion	(2,286)	(2,612)
Straight-line rent revenue	(13,896)	(8,217)
Share-based compensation	1,971	2,020
Amortization of deferred financing costs and debt discount	1,617	1,835
Gain from sale of real estate and other asset dispositions, net	(7,413)	(40)
Straight-line rent and other write-off	1,117	—
Unutilized financing fees/ debt refinancing costs	13,629	4
Other adjustments	(2,971)	(3,142)
Changes in:
Interest and rent receivables	(4,208)	(3,453)
Accounts payable and accrued liabilities	(20,428)	3,022

Net cash provided by operating activities	64,271	69,336
Investing activities
Cash paid for acquisitions and other related investments	(9,004)	—
Net proceeds from sale of real estate	64,335	—
Principal received on loans receivable	3,233	1,954
Investment in loans receivable	(1,410)	—
Construction in progress and other	(30,593)	(55,301)

Net cash provided by (used for) investing activities	26,561	(53,347)
Financing activities
Revolving credit facilities, net	90,000	(455,000)
Proceeds from term debt	955,280	500,000
Payments of term debt	(675,201)	(74)
Distributions paid	(74,521)	(52,402)
Lease deposits and other obligations to tenants	3,307	3,371
Debt issuance costs paid and other financing activities	(15,882)	(8,173)

Net cash provided by (used for) financing activities	282,983	(12,278)

Increase in cash and cash equivalents for period	373,815	3,711
Effect of exchange rate changes	(10,107)	7,158
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$446,948	$206,410

Interest paid	$51,601	$26,470
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$77,172	$52,386

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,310,407	$4,317,866
Mortgage loans	1,060,397	1,060,400
Net investment in direct financing leases	650,388	648,102

Gross investment in real estate assets	6,021,192	6,026,368
Accumulated depreciation and amortization	(351,462)	(325,125)

Net investment in real estate assets	5,669,730	5,701,243
Cash and cash equivalents	446,948	83,240
Interest and rent receivables	61,912	57,698
Straight-line rent receivables	129,879	116,861
Other loans	154,032	155,721
Other assets	318,229	303,773

Total Assets	$6,780,730	$6,418,536

Liabilities and Capital
Liabilities
Debt, net	$3,277,986	$2,909,341
Accounts payable and accrued expenses	116,819	132,868
Deferred revenue	19,411	19,933
Lease deposits and other obligations to tenants	32,451	28,323
Payable due to Medical Properties Trust, Inc.	77,102	74,453

Total liabilities	3,523,769	3,164,918
Capital
General Partner — issued and outstanding — 3,207 units at March 31, 2017 and 3,204 units at December 31, 2016	33,357	33,436
Limited Partners:
Common units — issued and outstanding — 317,594 units at March 31, 2017 and 317,310 units at December 31, 2016	3,300,425	3,308,235
LTIP units — issued and outstanding — 292 units at March 31, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss	(86,611)	(92,903)

Total MPT Operating Partnership, L.P. Capital	3,247,171	3,248,768
Non-controlling interests	9,790	4,850

Total capital	3,256,961	3,253,618

Total Liabilities and Capital	$6,780,730	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2017	2016
Revenues
Rent billed	$96,763	$74,061
Straight-line rent	12,779	8,217
Income from direct financing leases	17,880	18,951
Interest and fee income	28,975	33,770

Total revenues	156,397	134,999
Expenses
Real estate depreciation and amortization	27,586	21,142
Property-related	1,328	901
General and administrative	13,197	11,471
Acquisition expenses	2,756	(1,065)

Total operating expenses	44,867	32,449

Operating income	111,530	102,550
Other income (expense)
Other income (expense)	53	329
Gain on sale of real estate and other asset dispositions, net	7,413	40
Earnings (loss) from equity and other interests	1,714	(5,001)
Unutilized financing fees/debt refinancing costs	(13,629)	(4)
Interest expense	(38,029)	(39,369)
Income tax expense	(867)	(319)

Net other expense	(43,345)	(44,324)

Income from continuing operations	68,185	58,226
Loss from discontinued operations	—	(1)

Net income	68,185	58,225
Net income attributable to non-controlling interests	(215)	(298)

Net income attributable to MPT Operating Partnership partners	$67,970	$57,927

Earnings per units — basic and diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.21	$0.24
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—

Net income attributable to MPT Operating Partnership partners	$0.21	$0.24

Weighted average units outstanding — basic	321,057	237,510

Weighted average units outstanding — diluted	321,423	237,819

Dividends declared per unit	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$68,185	$58,225
Other comprehensive income:
Unrealized gain on interest rate swap	—	815
Foreign currency translation gain	6,292	20,587

Total comprehensive income	74,477	79,627
Comprehensive income attributable to non-controlling interests	(215)	(298)

Comprehensive income attributable to MPT Operating Partnership partners	$74,262	$79,329

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities
Net income	$68,185	$58,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,954	21,694
Direct financing lease interest accretion	(2,286)	(2,612)
Straight-line rent revenue	(13,896)	(8,217)
Unit-based compensation	1,971	2,020
Amortization of deferred financing costs and debt discount	1,617	1,835
Gain from sale of real estate and other asset dispositions, net	(7,413)	(40)
Straight-line rent and other write-off	1,117	—
Unutilized financing fees/ debt refinancing costs	13,629	4
Other adjustments	(2,971)	(3,142)
Changes in:
Interest and rent receivables	(4,208)	(3,453)
Accounts payable and accrued expenses	(20,428)	3,022

Net cash provided by operating activities	64,271	69,336
Investing activities
Cash paid for acquisitions and other related investments	(9,004)	—
Net proceeds from sale of real estate	64,335	—
Principal received on loans receivable	3,233	1,954
Investment in loans receivable	(1,410)	—
Construction in progress and other	(30,593)	(55,301)

Net cash provided by (used for) investing activities	26,561	(53,347)
Financing activities
Revolving credit facilities, net	90,000	(455,000)
Proceeds from term debt	955,280	500,000
Payments of term debt	(675,201)	(74)
Distributions paid	(74,521)	(52,402)
Lease deposits and other obligations to tenants	3,307	3,371
Debt issuance costs paid and other financing activities	(15,882)	(8,173)

Net cash provided by (used for) financing activities	282,983	(12,278)

Increase in cash and cash equivalents for period	373,815	3,711
Effect of exchange rate changes	(10,107)	7,158
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$446,948	$206,410

Interest paid	$51,601	$26,470
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$77,172	$52,386

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004 and elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain activities we undertake must be conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such income will flow through our REIT.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there were no material changes to these policies.

Recent Accounting Developments:

Clarifying the Definition of a Business

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition rather than as a business combination. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. We expect to adopt ASU 2017-01 on January 1, 2018 for our 2018 fiscal year. Upon adoption, we expect to recognize a majority of our real estate acquisitions as asset transactions rather than business combinations, which will result in the capitalization of third party transaction costs that are directly related to an acquisition. Indirect and internal transaction costs will continue to be expensed but we do not expect to include these costs as an adjustment in deriving normalized funds from operations in the future. We expect this change in accounting, once adopted, may decrease our normalized funds from operations by $1.5 million per quarter.

Reclassifications and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2017, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2017 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$320,668	Mortgage and other loans	$234,821
Equity investments	$13,114	Other assets	$—

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables), less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of March 31, 2017, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and Note 5 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein (such as Ernest Health Inc. (“Ernest”)).

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Three Months Ended March 31,
	2017	2016
Assets Acquired
Land	$1,081	$—
Building	7,050	—
Intangible	873	—

Total assets acquired	$9,004	$—

The purchase price allocations attributable to this first quarter 2017 acquisition are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

On January 30, 2017, we acquired an inpatient rehabilitation hospital in Germany for €8.4 million. This acquisition was the final property to close as part of the six hospital portfolio that we agreed to buy in September 2016 for an aggregate amount of €44.1 million. This property is leased to affiliates of Median Kliniken S.à r.l. (“MEDIAN”) pursuant to the existing long-term master lease agreement reached with MEDIAN in 2015.

Development Activities

During the 2017 first quarter, we completed construction on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) – We completed two acute care facilities for this tenant and began recording rental income in the quarter. These facilities are leased pursuant to an existing long-term master lease.

•	IMED Group (“IMED”) – Our general acute facility located in Valencia, Spain opened on March 31, 2017, and is being leased to IMED pursuant to a long-term master lease. Our ownership in this facility is effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Our share of the aggregate purchase and development cost of this facility is approximately €21 million.

See table below for a status update on our current development projects (in thousands):

Operator	Commitment	Costs Incurred as of March 31, 2017	Estimated Completion Date
Adeptus Health	$12,220	$7,939	2Q 2017
Ernest	28,067	5,231	4Q 2017
Adeptus Health	7,804	1,771	1Q 2018

	$48,091	$14,941

Disposals

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH Healthcare Partners (“RCCH”). Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

Leasing Operations

All of our leases are accounted for as operating leases, except we are accounting for 15 Ernest facilities and 10 Prime Healthcare Services, Inc. (“Prime”) facilities as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Minimum lease payments receivable	$2,192,020	$2,207,625
Estimated residual values	407,647	407,647
Less: Unearned income	(1,949,279)	(1,967,170)

Net investment in direct financing leases	$650,388	$648,102

Adeptus Health

On March 2, 2017, Adeptus Health, currently our sixth largest tenant, advised in a filing with the SEC that it would be delayed in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the filing, Adeptus Health further advised that it had identified material weaknesses with respect to internal control over financial reporting in certain areas and disclosed that there is substantial doubt about its ability to continue as a going concern absent its securing committed long-term financing. On April 4, 2017, we announced an agreement in principle with Deerfield Management Company, L.P. (“Deerfield”) to the restructuring in bankruptcy of Adeptus Health, including the assumption of our master leases of facilities in Texas, Colorado, Arizona and Ohio. Adeptus Health and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2017. Deerfield has purchased Adeptus Health’s outstanding bank debt and expects to provide additional financing, along with operational and managerial support, to Adeptus Health during the bankruptcy process. Our agreement with Deerfield provides for the pre-bankruptcy payment of all rent, the assumption of all of our master leases subject to their existing terms, pre-bankruptcy severance from our master leases of three New Orleans area facilities representing about 5% of our Adeptus Health investment and re-leasing them to Ochsner Clinic Foundation (“Ochsner”), and the post-bankruptcy severance from our master leases of 13 facilities in Texas representing about 15% of our Adeptus Health investment. We also agreed to a $3.1 million concession that will reduce our rental revenue by approximately $220 thousand annually over the remaining 14-year initial lease term.

We expect to sell or re-lease to other operators the 13 Texas facilities during transition periods ending in the fourth quarter of 2018. During the transition periods, Adeptus Health is obligated to pay contractual rent until the earlier of (a) transition to a new operator is complete or (b) an agreed future date. The agreed future date for approximately 60 percent of the facilities is one year following bankruptcy exit and the remainder have agreed future dates of 90 days post-bankruptcy exit.

As noted above, our New Orleans free standing emergency facilities (with a total budgeted investment of up to approximately $24.5 million) have been re-leased to Ochsner as of March 31, 2017. The Ochsner leases provide for 15-year initial terms with a 9.2% average minimum lease rate based on our total development and construction cost. Under these leases, Ochsner has the right to purchase the freestanding emergency facilities (i) at our cost within two years of rent commencement or (ii) for the greater of fair market value or our cost after such two-year period. With this transaction, we incurred a non-cash charge of $0.5 million to write-off the straight-line rent receivables associated with the previous Adeptus Health lease on these properties.

Adeptus Health is current on its rent obligations to us through May 2017. In addition, we currently hold letters of credit approximating $12.4 million to cover defaults in rent payments. These letters of credit would cover approximately four months of rent. At March 31, 2017, our investment in Adeptus Health facilities represents less than 6% of our total gross assets. We believe this investment is fully recoverable at March 31, 2017; however, no assurances can be made that we will not have any impairment charges related to this investment in the future.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2017	As of December 31, 2016
Mortgage loans	$1,060,397	$1,060,400
Acquisition loans	120,766	121,464
Working capital and other loans	33,266	34,257

	$1,214,429	$1,216,121

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At March 31, 2017, acquisition loans includes $114.8 million in loans to Ernest.

Concentrations of Credit Risk

Our revenue concentration for the three months ended March 31, 2017 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Three Months Ended March 31,
	2017		2016
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$31,511	20.1%	$28,897	21.4%
Steward	26,584	17.0%	—	—
MEDIAN	23,450	15.0%	23,510	17.4%
Ernest	17,520	11.2%	16,406	12.2%
RCCH	9,306	6.0%	21,477	15.9%
Other operators	48,026	30.7%	44,709	33.1%

Total	$156,397	100.0%	$134,999	100.0%

Revenue by U.S. State and Country

	For the Three Months Ended March 31,
	2017		2016
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Massachusetts	$26,584	17.0%	$—	—
Texas	24,737	15.8%	24,472	18.1%
California	16,565	10.6%	16,597	12.3%
New Jersey	10,943	7.0%	8,612	6.4%
Arizona	7,332	4.7%	5,797	4.3%
All other states	43,056	27.5%	54,906	40.7%

Total U.S.	$129,217	82.6%	$110,384	81.8%
Germany	$26,190	16.7%	$23,510	17.4%
United Kingdom, Italy, and Spain	990	0.7%	1,105	0.8%

Total International	$27,180	17.4%	$24,615	18.2%

Grand Total	$156,397	100.0%	$134,999	100.0%

On a gross asset basis, which is total assets before accumulated depreciation/amortization and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded (see Notes 7 and 8 of Item 1 on this Form 10-Q), our concentration as of March 31, 2017 as compared to December 31, 2016 is as follows (dollars in thousands):

Gross Assets by Operator

	As of March 31, 2017		As of December 31, 2016
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward (1)	$1,551,292	20.8%	$1,250,000	17.5%
Prime	1,115,356	15.0%	1,144,055	16.0%
MEDIAN	1,006,432	13.5%	993,677	13.9%
Ernest	627,971	8.4%	627,906	8.8%
RCCH	506,265	6.8%	566,600	7.9%
Other operators	2,313,871	31.1%	2,259,980	31.7%
Other assets	324,635	4.4%	300,903	4.2%

Total	$7,445,822	100.0%	$7,143,121	100.0%

(1)	Includes $600 million of mortgage loans.

Gross Assets by U.S. State and Country

	As of March 31, 2017		As of December 31, 2016
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Massachusetts	$1,250,000	16.8%	$1,250,000	17.5%
Texas	893,749	12.0%	947,443	13.3%
California	542,886	7.3%	542,889	7.6%
New Jersey	416,490	5.6%	447,436	6.3%
Arizona	331,833	4.5%	331,834	4.6%
All other states	2,175,466	29.2%	1,894,047	26.5%
Other domestic assets	284,070	3.8%	264,215	3.7%

Total U.S.	$5,894,494	79.2%	$5,677,864	79.5%
Germany	$1,320,487	17.7%	$1,281,649	17.9%
United Kingdom, Italy, and Spain	190,276	2.5%	146,920	2.1%
Other international assets	40,565	0.6%	36,688	0.5%

Total International	$1,551,328	20.8%	$1,465,257	20.5%

Grand Total	$7,445,822	100.0%	$7,143,121	100.0%

On an individual property basis, we had no investment of any single property greater than 3.2% of our total gross assets as of March 31, 2017.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2017	As of December 31, 2016
Revolving credit facility	$380,000	$290,000
Term loans	213,020	263,101
6.375% Senior Unsecured Notes due 2022:
Principal amount	350,000	350,000
Unamortized premium	1,726	1,814

	351,726	351,814
5.750% Senior Unsecured Notes due 2020(A)	—	210,340
4.000% Senior Unsecured Notes due 2022(A)	532,600	525,850
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(A)	532,600	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000

	$3,309,946	$2,941,105
Debt issue costs, net	(31,960)	(31,764)

	$3,277,986	$2,909,341

(A)	These notes are euro-denominated and reflect the exchange rate at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$239
2018	12,781
2019	—
2020	—
2021	380,000
Thereafter	2,915,200

Total	$3,308,220

2017 Activity

On February 1, 2017, we replaced our unsecured credit facility with a new revolving credit and term loan agreement (“Credit Facility”). The new agreement includes a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a €200 million unsecured term loan facility. The new unsecured revolving loan facility matures in February 2021 and can be extended for an additional 12 months at our option. The $200 million unsecured term loan facility matures on February 1, 2022, and the €200 million unsecured term loan facility had a maturity date of January 31, 2020; however, it was paid off on March 30, 2017 – see below. The commitment fee on the revolving loan facility is paid at a rate of 0.25%. The term loan and/or revolving loan commitments may be increased in an aggregate amount not to exceed $500 million.

At our election, loans under the Credit Facility may be made as either ABR Loans or Eurodollar Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.95% based on our current credit rating. The applicable margin for term loans that are Eurodollar Loans is adjustable on a sliding scale from 0.90% to 1.95% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.65% based on our current credit rating. The applicable margin for revolving loans that are Eurodollar Loans is adjustable on a sliding scale from 0.875% to 1.65% based on our current credit rating. The commitment fee is adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and is payable on the revolving loan facility. At March 31, 2017, the interest rate in effect on our term loan and revolver was 2.49% and 2.24%, respectively.

On March 4, 2017, we redeemed the €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020 and incurred a redemption premium of approximately $9 million. We funded this redemption, including the premium and accrued interest, with the proceeds of the new euro term loan together with cash on hand.

On March 24, 2017, we completed a €500 million senior unsecured notes offering (“3.325% Senior Unsecured Notes due 2025”). Interest on the notes is payable annually on March 24 of each year. The notes pay interest in cash at a rate of 3.325% per year. The notes mature on March 24, 2025. We may redeem some or all of the 3.325% Senior Unsecured Notes due 2025 at any time. If the notes are redeemed prior to 90 days before maturity, the redemption price will be equal to 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest up to, but excluding, the applicable redemption date. Within the period beginning on or after 90 days before maturity, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 3.325% Senior Unsecured Notes due 2025 are fully and unconditionally guaranteed on a senior unsecured basis by us. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest up to, but excluding, the date of the purchase.

On March 30, 2017, we prepaid and extinguished the €200 million of outstanding term loans under the euro term loan facility portion of our Credit Facility. To fund such prepayment, including accrued and unpaid interest thereon, we used part of the proceeds of the 3.325% Senior Unsecured Notes due 2025.

With the replacement of our old credit facility, the redemption of the 5.750% Senior Unsecured Notes due 2020, and the payoff of our €200 million euro term loan, we incurred a debt refinancing charge of approximately $14 million in the 2017 first quarter.

2016 Activity

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2017, the dividend restriction was 95% of normalized adjusted funds from operations (“FFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of FFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2017, we were in compliance with all such financial and operating covenants.

5. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	March 31, 2017		December 31, 2016
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$61,912	$61,941	$57,698	$57,707
Loans (1)	985,570	1,018,548	986,987	1,017,428
Debt, net	(3,277,986)	(3,372,482)	(2,909,341)	(2,966,759)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest along with their related loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other existing equity interests or loans.

At March 31, 2017, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$112,836	$112,836	Mortgage loans
Acquisition and other loans	116,023	116,023	Other loans
Equity investments	3,300	3,300	Other assets

	$232,159	$232,159

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2017.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(53)
- 100 basis points	53

Because the fair value of the Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first quarter of 2017 or 2016. To date, we have not received any distribution payments from our equity investment in Ernest.

6. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$68,185	$58,226
Non-controlling interests’ share in net income	(215)	(298)
Participating securities’ share in earnings	(125)	(144)

Income from continuing operations, less participating securities’ share in earnings	67,845	57,784
Loss from discontinued operations	—	(1)

Net income, less participating securities’ share in earnings	$67,845	$57,783

Denominator:
Basic weighted-average common shares	321,057	237,510
Dilutive potential common shares	366	309

Dilutive weighted-average common shares	321,423	237,819

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$68,185	$58,226
Non-controlling interests’ share in net income	(215)	(298)
Participating securities’ share in earnings	(125)	(144)

Income from continuing operations, less participating securities’ share in earnings	67,845	57,784
Loss from discontinued operations	—	(1)

Net income, less participating securities’ share in earnings	$67,845	$57,783

Denominator:
Basic weighted-average units	321,057	237,510
Dilutive potential units	366	309

Diluted weighted-average units	321,423	237,819

7. Commitments and Contingencies

Commitments

On July 20, 2016, we entered into definitive agreements to acquire 20 rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €215.7 million. Upon closing, the facilities will be leased to affiliates of MEDIAN, pursuant to a new master lease with a term of approximately 27 years with annual escalators of the greater of one percent or 70% of the annual percentage change in the German consumer price index. Closing of the transaction, which began during the fourth quarter of 2016, is subject to customary real estate, regulatory and other closing conditions. As of March 31, 2017, we have closed seven of the 20 facilities in the amount of €49.5 million, and we expect the remaining 13 facilities to close in the second quarter of 2017.

On September 28, 2016, we entered into a definitive agreement to acquire one acute care hospital in Washington for a purchase price to us of approximately $17.5 million. Upon closing, this facility will be leased to RCCH, pursuant to the current long-term master lease. Closing of the transaction, which is expected to be completed no later than the fourth quarter of 2017, is subject to customary real estate, regulatory and other closing conditions.

On March 8, 2017, we entered into a non-binding agreement to purchase the real estate of two acute care hospitals in West Virginia and Ohio for an aggregate purchase price of $40.0 million and lease them to Alecto, which is the current operator of three facilities in our portfolio. The lease on these facilities is expected to have a 15-year initial term with 2% annual minimum increases and three 5-year extension options. The facilities will be cross-defaulted and cross collateralized with our other hospitals currently operated by Alecto. With these acquisitions, we will also obtain a 20% interest in the operator of these facilities. We expect to complete this transaction in the second quarter of 2017.

On March 31, 2017, we entered into a definitive agreement to acquire one acute care hospital in Germany for a purchase price to us of approximately €20 million. Upon closing, this facility will be leased to affiliates of MEDIAN, pursuant to an existing 27-year master lease with terms similar to the master lease agreement reached with MEDIAN in 2015. We expect to complete this transaction during the second quarter of 2017.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

8. Subsequent Events

On May 1, 2017, we completed an underwritten public offering of 43.1 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 5.6 million shares) of our common stock, resulting in net proceeds of $547.6 million, after deducting estimated offering expenses.

On May 1, 2017, we acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility will be leased to RCCH, pursuant to the existing long-term master lease entered into with RCCH in April 2016.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million. These facilities will be leased to Steward Health Care System LLC (“Steward”), pursuant to the existing long-term master lease entered into with Steward in October 2016.

In April 2017, we completed the acquisition of the long leasehold interest of a development site in Birmingham, England from the Circle Health Group (the tenant of our existing site in Bath, England) for a purchase price of approximately £2.72 million. Simultaneously with the acquisition, we entered into contracts with the property freeholder and the Circle Health Group committing us to construct an acute care hospital on the site. Our total development costs are anticipated to be approximately £30 million. Circle Health Group is contracted to enter into a lease of the hospital following completion of construction for an initial 15-year term with rent to be calculated based on our total development costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) political, economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2016 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2017, there were no material changes to these policies.

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

At March 31, 2017, our portfolio consisted of 231 properties leased or loaned to 31 operators, of which four are under development and 12 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2017	% of Total	As of December 31, 2016	% of Total
Real estate owned (gross)	$4,945,854	72.9%	$4,912,320	76.6%
Mortgage loans	1,060,397	15.7%	1,060,400	16.5%
Other loans	154,032	2.3%	155,721	2.4%
Construction in progress	14,941	0.2%	53,648	0.8%
Other assets	605,506	8.9%	236,447	3.7%

Total assets (1)	$6,780,730	100.0%	$6,418,536	100.0%

(1)	Includes $1.6 billion and $1.3 billion of healthcare real estate assets in Europe at March 31, 2017 and December 31, 2016, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

	For the Three Months Ended March 31, 2017	% of Total	For the Three Months Ended March 31, 2016	% of Total
General Acute Care Hospitals (1)	$107,126	68.5%	$83,510	61.9%
Rehabilitation Hospitals	38,279	24.5%	38,123	28.2%
Long-term Acute Care Hospitals	10,992	7.0%	13,366	9.9%

Total revenue	$156,397	100.0%	$134,999	100.0%

(1)	Includes three medical office buildings.

We have 52 employees as of May 5, 2017. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2017 Compared to March 31, 2016

Net income for the three months ended March 31, 2017, was $68.0 million, compared to $57.9 million for the three months ended March 31, 2016. This increase is due to additional revenue from the Steward investment that was made in the fourth quarter of 2016 and a $7.4 million gain on the sale of our facility in Muskogee, Oklahoma, partially offset by a $13.6 million debt refinancing charge in 2017 and higher depreciation expenses from investments made subsequent to March 31, 2016. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $105.9 million, or $0.33 per diluted share for the 2017 first quarter as compared to $83.5 million, or $0.35 per diluted share for the 2016 first quarter. This increase in FFO is due to the increase in revenue from new investments made since March 2016 (primarily our Steward investment), while FFO per share is lower in the 2017 first quarter compared to the prior year due to more shares outstanding from our 2016 equity offerings.

A comparison of revenues for the three month periods ended March 31, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017	% of Total	2016	% of Total	Year over Year Change
Rent billed	$96,763	61.9%	$74,061	54.9%	30.7%
Straight-line rent	12,779	8.2%	8,217	6.1%	55.5%
Income from direct financing leases	17,880	11.4%	18,951	14.0%	(5.7)%
Interest and fee income from loans	28,975	18.5%	33,770	25.0%	(14.2)%

Total revenue	$156,397	100.0%	$134,999	100.0%	15.9%

Our total revenue for the 2017 first quarter is up $21.4 million, or 15.9%, over the prior year. This increase is made up of the following:

•	Operating lease revenue (includes rent billed and straight-line rent) – up $27.3 million over the prior year of which $21.2 million is from incremental revenue from acquisitions made after March 2016 ($15.3 million of which is related to Steward), $6.1 million of incremental revenue from development properties that were completed and placed into service in 2016 and 2017, and approximately $6.0 million of additional operating lease revenue from the RCCH leases that were converted from DFL to operating lease accounting treatment in April 2016, partially offset by $4.2 million of lower revenue from dispositions subsequent to March 31, 2016, $1.1 million of straight-line rent writeoffs in the 2017 first quarter and the impact of foreign currency.

•	Income from direct financing leases – down $(1.1) million over the prior year of which approximately $(6.0) million is from the RCCH leases converting from DFL to operating lease accounting treatment. This is partially offset by $0.2 million from annual escalation provisions in our leases, $1.6 million from incremental revenue from acquisitions made after March 2016, and $3.0 million is from our Prime St. Clare’s sale leaseback transaction in which our mortgage loan was converted to a lease using DFL accounting on October 21, 2016.

•	Interest from loans – down $(4.8) million over the prior year primarily due to $(14.0) million from the RCCH acquisition loans being paid off in April 2016 and $(2.2) million from the completion of the Prime St. Clare’s sale leaseback transaction in which our mortgage loan was converted to a lease. The decrease is partially offset by $0.2 million from annual escalation provisions in our loans and $11.3 million from incremental revenue from acquisitions made after March 2016 (primarily all of which related to Steward).

Real estate depreciation and amortization during the first quarter of 2017 increased to $27.6 million from $21.1 million in 2016, due to the incremental depreciation from the properties acquired (particularly the nine Steward facilities acquired in the 2016 fourth quarter) and the development properties completed in 2016 and the first quarter of 2017.

Acquisition expenses increased to $2.8 million from $(1.1) million in the prior year. The acquisition expenses in 2017 primarily related to the MEDIAN transaction along with deals completed subsequent to March 2017. In 2016, we recorded an adjustment of $1.9 million due to a decrease in our estimate of real estate transfer taxes on our 2015 acquisitions in Germany.

General and administrative expenses totaled $13.2 million for the 2017 first quarter, which is 8.4% of total revenues, down slightly from 8.5% of total revenues in the prior year first quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $1.7 million from the prior year first quarter due to travel and international administrative expenses, which are up as a result of the growth and expansion of our company.

Earnings from our equity interest increased from a loss of $(5.0) million in the 2016 first quarter to $1.7 million of income in 2017. The loss in 2016 includes $5.3 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties.

Interest expense, for the quarters ended March 31, 2017 and 2016, totaled $38.0 million and $39.4 million, respectively. This decrease is related to lower average debt balances in the current year, partially offset by slightly higher weighted average interest rates period over period due to more permanent debt financing in place in 2017 compared to the prior year – 4.6% for the first quarter of 2017 compared to 4.3% for the first quarter of 2016. See Note 4 in Item 1 to this Form 10-Q for further information on our debt activities.

During the three months ended March 31, 2017, we sold one RCCH facility resulting in a gain on sale of approximately $7.4 million (see Note 3 to Item 1 of this Form 10-Q for further details).

With the debt refinancing activities (as described in Note 4 to Item 1 of this Form 10-Q), we incurred approximately $14 million in debt refinancing charges ($9 million of which was an early redemption premium on our 5.750% Senior Unsecured Notes due 2020) in the 2017 first quarter.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended March 31, 2017, was primarily due to our European investments and higher than prior year due to the reversal of valuation allowances on a majority of our international entities in the 2016 fourth quarter. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S. and certain of our international net deferred tax assets at March 31, 2017. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2017	March 31, 2016
FFO information:
Net income attributable to MPT common stockholders	$67,970	$57,927
Participating securities’ share in earnings	(125)	(144)

Net income, less participating securities’ share in earnings	$67,845	$57,783
Depreciation and amortization	28,099	21,472
Gain on sale of real estate	(7,413)	(40)

Funds from operations	$88,531	$79,215
Unutilized financings fees / debt refinancing costs	13,629	4
Write-off of straight line rent and other	1,117	—
Acquisition expenses, net of tax benefit	2,645	4,233

Normalized funds from operations	$105,922	$83,452

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.21	$0.24
Depreciation and amortization	0.09	0.09
Gain on sale of real estate	(0.02)	—

Funds from operations	$0.28	$0.33
Unutilized financings fees / debt refinancing costs	0.04	—
Write-off of straight line rent and other	—	—
Acquisition expenses, net of tax benefit	0.01	0.02

Normalized funds from operations	$0.33	$0.35

LIQUIDITY AND CAPITAL RESOURCES

2017 Cash Flow Activity

During the 2017 first quarter, we generated $64.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $74.5 million and certain investing activities.

Certain financing activities in the 2017 first quarter included:

a)	On February 1, 2017, we replaced our credit facility with a new facility resulting in a $50 million reduction in our U.S. dollar term loan and a new €200 million term loan;

b)	On March 4, 2017, we redeemed our 5.750% Senior Unsecured Notes due 2020 for €200 million plus a redemption premium using proceeds from our €200 million term loan and cash on hand; and

c)	On March 24, 2017, we completed a €500 million senior unsecured notes offering and used a portion of the proceeds to pay off our €200 million term loan.

Subsequent to March 31, 2017, we completed an underwritten public offering of 43.1 million shares resulting in net proceeds of $547.6 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (to be leased to Steward) and another facility in Idaho for $87.5 million (to be leased to RCCH).

2016 Cash Flow Activity

During the 2016 first quarter, we generated $69.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $52.4 million and certain investing activities.

On February 22, 2016, we completed the 6.375% Senior Unsecured Notes due 2024 offering for $500 million. We used the net proceeds from this offering to pay down our revolving credit facility by $455 million and fund our remaining investing activities including the funding of our development activities.

Short-term Liquidity Requirements: As of March 31, 2017, we have less than $0.3 million in debt principal payments due in 2017 — see debt maturity schedule below. At May 5, 2017, our availability under our revolving credit facility plus cash on-hand (after including the proceeds from our equity offering and factoring in the payments made for the Steward and RCCH acquisitions in May 2017) approximated $1.5 billion. We believe this liquidity and our current monthly cash receipts from rent and loan interest is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to February 2022), we have only $13 million in debt principal payments due over the next five years (see debt maturity schedule below). With our liquidity at May 5, 2017 of approximately $1.5 billion (as discussed above) along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including expected funding requirements on our development projects) currently.

However, in order to fund our investment strategies and to fund debt maturities coming due in 2022 and later years, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

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

As of March 31, 2017, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$239
2018	12,781
2019	—
2020	—
2021	380,000
Thereafter	2,915,200

Total	$3,308,220

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for the issuance of our new Credit Facility and the 3.325% Senior Unsecured Notes due 2025 along with the redemption of our 5.750% Senior Unsecured Notes due 2020, there have been no significant changes in those obligations during the three months ended March 31, 2017. See Note 4 of Item 1 of this Form 10-Q for more detailed information.

The following table updates our contractual obligations schedule for the new Credit Facility, the 3.325% Senior Unsecured Notes due 2025 offering, along with the redemption of our 5.750% Senior Unsecured Notes due 2020 (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$11,762	$23,524	$389,802	$—	$425,088
Term loans	18,749	10,112	209,296	—	238,157
3.325% Senior Unsecured Notes due 2025	17,709	35,418	35,418	585,339	673,884
5.750% Senior Unsecured Notes due 2020	—	—	—	—	—

(1)	As of March 31, 2017, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at March 31, 2017 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2017:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency hedging, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S. and the general trend in foreign currency exchange rates.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2017, our outstanding debt totaled $3.3 billion, which consisted of fixed-rate debt of approximately $2.7 billion and variable rate debt of $0.6 billion. If market interest rates increase by 1%, the fair value of our fixed rate debt at March 31, 2017 would decrease by $6.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.6 billion, the balance of such variable rate debt at March 31, 2017.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2017 and on an annualized basis, if the Euro exchange rate were to change by 5%, our FFO would change by approximately $3.5 million. Based solely on operating results to-date in 2017 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 7 “Contingencies” of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except to the extent set forth below or as otherwise disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our revenues will be dependent upon our relationship with and success of our largest tenants, Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health.

As of March 31, 2017, affiliates of Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health represent 20.8%, 15.0%, 13.5%, 8.4%, 6.8% and 5.7%, respectively, of our total gross assets.

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

Our tenants operate in the healthcare industry, which is highly regulated by federal, state, and local laws and changes in regulations may negatively impact our tenants’ operations until they are able to make the appropriate adjustments to their business. For example, recent modifications to regulations concerning patient criteria and reimbursement for long-term acute care hospitals, or LTACHs, have resulted in volume and profitability declines in certain facilities operated by Ernest.

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

On April 19, 2017, Adeptus Health filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, to pursue a chapter 11 reorganization plan (the “Plan”). Pursuant to and subject to the terms of the Plan, on the effective date of the Plan, among other things, all of Adeptus Health’s existing facility leases with us will be assumed by Deerfield, and, in accordance with section 365(b) of the Bankruptcy Code, all cure amounts due and owing to the MPT lessors under such leases shall be paid. Any failure of Adeptus Health to achieve a successful restructuring in bankruptcy could affect its ability to pay us rent and therefore have a significant adverse effect on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	Stock repurchase:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 1 – March 31	41,270	$12.46	—	N/A

Share purchased from William G. McKenzie, a director, at the then-current market price.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 27, 2017.
*	Filed herewith.

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

Date: May 10, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 27, 2017.
*	Filed herewith.