Form 10-Q
period 2017-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2017-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	(Medical Properties Trust, Inc. only)	Accelerated filer	☐

Non-accelerated filer	☒	(MPT Operating Partnership, L.P. only) (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, Medical Properties Trust, Inc. had 364,083,580 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2017, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,976,129	$4,317,866
Mortgage loans	1,062,558	1,060,400
Net investment in direct financing leases	693,243	648,102

Gross investment in real estate assets	6,731,930	6,026,368
Accumulated depreciation and amortization	(384,826)	(325,125)

Net investment in real estate assets	6,347,104	5,701,243
Cash and cash equivalents	236,364	83,240
Interest and rent receivables	68,537	57,698
Straight-line rent receivables	147,755	116,861
Other loans	152,968	155,721
Other assets	375,109	303,773

Total Assets	$7,327,837	$6,418,536

Liabilities and Equity
Liabilities
Debt, net	$3,221,054	$2,909,341
Accounts payable and accrued expenses	219,527	207,711
Deferred revenue	20,108	19,933
Lease deposits and other obligations to tenants	34,943	28,323

Total Liabilities	3,495,632	3,165,308
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,020 shares at June 30, 2017 and 320,514 shares at December 31, 2016	364	321
Additional paid in capital	4,327,733	3,775,336
Distributions in excess of net income	(457,419)	(434,114)
Accumulated other comprehensive loss	(52,591)	(92,903)
Treasury shares, at cost	(777)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,817,310	3,248,378
Non-controlling interests	14,895	4,850

Total Equity	3,832,205	3,253,228

Total Liabilities and Equity	$7,327,837	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Rent billed	$103,447	$77,960	$200,210	$152,021
Straight-line rent	16,277	8,551	29,056	16,768
Income from direct financing leases	18,312	13,552	36,192	32,503
Interest and fee income	28,771	26,237	57,746	60,007

Total revenues	166,807	126,300	323,204	261,299
Expenses
Real estate depreciation and amortization	29,493	22,832	57,079	43,974
Impairment charges	—	7,375	—	7,375
Property-related	1,153	784	2,481	1,685
Acquisition expenses	10,806	4,767	13,562	3,702
General and administrative	15,079	12,045	28,276	23,516

Total operating expenses	56,531	47,803	101,398	80,252

Operating income	110,276	78,497	221,806	181,047
Other income (expense)
Interest expense	(39,710)	(41,501)	(77,739)	(80,870)
Gain on sale of real estate and other asset dispositions, net	—	16,638	7,413	16,678
Earnings (loss) from equity and other interests	2,800	1,200	4,514	(3,801)
Unutilized financing fees/debt refinancing costs	(751)	—	(14,380)	(4)
Other income (expense)	567	(546)	620	(217)
Income tax benefit (expense)	614	(364)	(253)	(683)

Net other expense	(36,480)	(24,573)	(79,825)	(68,897)

Income from continuing operations	73,796	53,924	141,981	112,150
Loss from discontinued operations	—	—	—	(1)

Net income	73,796	53,924	141,981	112,149
Net income attributable to non-controlling interests	(381)	(200)	(596)	(498)

Net income attributable to MPT common stockholders	$73,415	$53,724	$141,385	$111,651

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.21	$0.23	$0.42	$0.47
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.21	$0.23	$0.42	$0.47

Weighted average shares outstanding — basic	349,856	238,082	335,456	237,796

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.21	$0.22	$0.42	$0.47
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.21	$0.22	$0.42	$0.47

Weighted average shares outstanding — diluted	350,319	239,008	335,871	238,413

Dividends declared per common share	$0.24	$0.23	$0.48	$0.45

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$73,796	$53,924	$141,981	$112,149
Other comprehensive income:
Unrealized gain on interest rate swap	—	825	—	1,640
Foreign currency translation gain (loss)	34,020	(14,683)	40,312	5,904

Total comprehensive income	107,816	40,066	182,293	119,693
Comprehensive income attributable to non-controlling interests	(381)	(200)	(596)	(498)

Comprehensive income attributable to MPT common stockholders	$107,435	$39,866	$181,697	$119,195

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2017	2016
Operating activities
Net income	$141,981	$112,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,825	45,170
Amortization of deferred financing costs and debt discount	3,139	3,893
Direct financing lease interest accretion	(4,690)	(4,766)
Straight-line rent revenue	(30,173)	(17,268)
Share-based compensation	4,377	4,152
Gain from sale of real estate and other asset dispositions, net	(7,413)	(16,678)
Impairment charges	—	7,375
Straight-line rent and other write-off	1,117	3,063
Unutilized financing fees/debt refinancing costs	14,380	4
Other adjustments	(5,747)	(6,605)
Changes in:
Interest and rent receivables	(10,786)	(2,743)
Accounts payable and accrued expenses	(11,126)	9,544

Net cash provided by operating activities	154,884	137,290
Investing activities
Cash paid for acquisitions and other related investments	(600,781)	(109,991)
Net proceeds from sale of real estate	64,335	89,165
Principal received on loans receivable	5,188	705,501
Investment in loans receivable	(3,574)	(96,504)
Construction in progress and other	(36,002)	(101,113)
Investment in unsecured senior notes	—	(50,000)
Proceeds from sale of unsecured senior notes	—	50,000
Other investments, net	(67,101)	(6,952)

Net cash (used for) provided by investing activities	(637,935)	480,106
Financing activities
Proceeds from term debt	955,280	500,000
Payments of term debt	(675,279)	(147)
Revolving credit facilities, net	(39,911)	(1,075,000)
Distributions paid	(151,692)	(104,788)
Lease deposits and other obligations to tenants	6,669	9,593
Proceeds from sale of common shares, net of offering costs	548,063	44,306
Debt issuance costs paid and other financing activities	(16,543)	(8,465)

Net cash provided by (used for) financing activities	626,587	(634,501)

Increase (decrease) in cash and cash equivalents for period	143,536	(17,105)
Effect of exchange rate changes	9,588	3,125
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$236,364	$181,561

Interest paid	$63,371	$57,118
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$87,519	$55,272

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,976,129	$4,317,866
Mortgage loans	1,062,558	1,060,400
Net investment in direct financing leases	693,243	648,102

Gross investment in real estate assets	6,731,930	6,026,368
Accumulated depreciation and amortization	(384,826)	(325,125)

Net investment in real estate assets	6,347,104	5,701,243
Cash and cash equivalents	236,364	83,240
Interest and rent receivables	68,537	57,698
Straight-line rent receivables	147,755	116,861
Other loans	152,968	155,721
Other assets	375,109	303,773

Total Assets	$7,327,837	$6,418,536

Liabilities and Capital
Liabilities
Debt, net	$3,221,054	$2,909,341
Accounts payable and accrued expenses	131,599	132,868
Deferred revenue	20,108	19,933
Lease deposits and other obligations to tenants	34,943	28,323
Payable due to Medical Properties Trust, Inc.	87,538	74,453

Total Liabilities	3,495,242	3,164,918
Capital
General Partner — issued and outstanding — 3,640 units at June 30, 2017 and 3,204 units at December 31, 2016	38,722	33,436
Limited Partners:
Common units — issued and outstanding — 360,380 units at June 30, 2017 and 317,310 units at December 31, 2016	3,831,569	3,308,235
LTIP units — issued and outstanding — 292 units at June 30, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss	(52,591)	(92,903)

Total MPT Operating Partnership, L.P. Capital	3,817,700	3,248,768
Non-controlling interests	14,895	4,850

Total Capital	3,832,595	3,253,618

Total Liabilities and Capital	$7,327,837	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2017	2016	2017	2016
Revenues
Rent billed	$103,447	$77,960	$200,210	$152,021
Straight-line rent	16,277	8,551	29,056	16,768
Income from direct financing leases	18,312	13,552	36,192	32,503
Interest and fee income	28,771	26,237	57,746	60,007

Total revenues	166,807	126,300	323,204	261,299
Expenses
Real estate depreciation and amortization	29,493	22,832	57,079	43,974
Impairment charges	—	7,375	—	7,375
Property-related	1,153	784	2,481	1,685
Acquisition expenses	10,806	4,767	13,562	3,702
General and administrative	15,079	12,045	28,276	23,516

Total operating expenses	56,531	47,803	101,398	80,252

Operating income	110,276	78,497	221,806	181,047
Other income (expense)
Interest expense	(39,710)	(41,501)	(77,739)	(80,870)
Gain on sale of real estate and other asset dispositions, net	—	16,638	7,413	16,678
Earnings (loss) from equity and other interests	2,800	1,200	4,514	(3,801)
Unutilized financing fees/debt refinancing costs	(751)	—	(14,380)	(4)
Other income (expense)	567	(546)	620	(217)
Income tax benefit (expense)	614	(364)	(253)	(683)

Net other expense	(36,480)	(24,573)	(79,825)	(68,897)

Income from continuing operations	73,796	53,924	141,981	112,150
Loss from discontinued operations	—	—	—	(1)

Net income	73,796	53,924	141,981	112,149
Net income attributable to non-controlling interests	(381)	(200)	(596)	(498)

Net income attributable to MPT Operating Partnership partners	$73,415	$53,724	$141,385	$111,651

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.21	$0.23	$0.42	$0.47
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.21	$0.23	$0.42	$0.47

Weighted average units outstanding — basic	349,856	238,082	335,456	237,796

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.21	$0.22	$0.42	$0.47
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.21	$0.22	$0.42	$0.47

Weighted average units outstanding — diluted	350,319	239,008	335,871	238,413

Dividends declared per unit	$0.24	$0.23	$0.48	$0.45

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$73,796	$53,924	$141,981	$112,149
Other comprehensive income:
Unrealized gain on interest rate swap	—	825	—	1,640
Foreign currency translation gain (loss)	34,020	(14,683)	40,312	5,904

Total comprehensive income	107,816	40,066	182,293	119,693
Comprehensive income attributable to non-controlling interests	(381)	(200)	(596)	(498)

Comprehensive income attributable to MPT Operating Partnership Partners	$107,435	$39,866	$181,697	$119,195

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2017	2016
Operating activities
Net income	$141,981	$112,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,825	45,170
Amortization of deferred financing costs and debt discount	3,139	3,893
Direct financing lease interest accretion	(4,690)	(4,766)
Straight-line rent revenue	(30,173)	(17,268)
Unit-based compensation	4,377	4,152
Gain from sale of real estate and other asset dispositions, net	(7,413)	(16,678)
Impairment charges	—	7,375
Straight-line rent and other write-off	1,117	3,063
Unutilized financing fees/debt refinancing costs	14,380	4
Other adjustments	(5,747)	(6,605)
Changes in:
Interest and rent receivables	(10,786)	(2,743)
Accounts payable and accrued expenses	(11,126)	9,544

Net cash provided by operating activities	154,884	137,290
Investing activities
Cash paid for acquisitions and other related investments	(600,781)	(109,991)
Net proceeds from sale of real estate	64,335	89,165
Principal received on loans receivable	5,188	705,501
Investment in loans receivable	(3,574)	(96,504)
Construction in progress and other	(36,002)	(101,113)
Investment in unsecured senior notes	—	(50,000)
Proceeds from sale of unsecured senior notes	—	50,000
Other investments, net	(67,101)	(6,952)

Net cash (used for) provided by investing activities	(637,935)	480,106
Financing activities
Proceeds from term debt	955,280	500,000
Payments of term debt	(675,279)	(147)
Revolving credit facilities, net	(39,911)	(1,075,000)
Distributions paid	(151,692)	(104,788)
Lease deposits and other obligations to tenants	6,669	9,593
Proceeds from sale of units, net of offering costs	548,063	44,306
Debt issuance costs paid and other financing activities	(16,543)	(8,465)

Net cash provided by (used for) financing activities	626,587	(634,501)

Increase (decrease) in cash and cash equivalents for period	143,536	(17,105)
Effect of exchange rate changes	9,588	3,125
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$236,364	$181,561

Interest paid	$63,371	$57,118
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$87,519	$55,272

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, there were no material changes to these policies.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are still evaluating this standard but do not expect this standard to have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09.

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

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition rather than as a business combination. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. We expect to adopt ASU 2017-01 on January 1, 2018 for our 2018 fiscal year. Upon adoption, we expect to recognize a majority of our real estate acquisitions as asset transactions rather than business combinations, which will result in the capitalization of third party transaction costs that are directly related to an acquisition. Indirect and internal transaction costs will continue to be expensed but we do not expect to include these costs as an adjustment in deriving normalized funds from operations in the future. We expect this change in accounting, once adopted, may decrease our normalized funds from operations by $1 million to $2 million per quarter.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At June 30, 2017, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these

VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at June 30, 2017 are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$328,111	Mortgage and other loans	$236,174
Equity investments	$12,922	Other assets	$—

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of June 30, 2017, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 7 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein, such as Ernest Health, Inc. (“Ernest”).

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Six Months Ended June 30,
	2017	2016
Assets Acquired
Land and land improvements	$86,434	$6,382
Building	420,731	36,455
Intangible lease assets — subject to amortization (weighted average useful life 28.4 years for 2017 and 25.8 years for 2016)	54,044	4,154
Net investments in direct financing leases	40,450	63,000
Liabilities assumed	(878)	—

Total assets acquired	$600,781	$109,991

The purchase price allocations attributable to the 2017 acquisitions and certain acquisitions made in the second half of 2016 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2017 Activity

Median Transactions

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million (€18.6 of which has been funded to date). This property is leased to affiliates of Median Kliniken S.a.r.l. (“MEDIAN”), one of our current tenants, pursuant to an existing 27-year master lease agreement that ends in December 2042 with terms similar to the master lease agreement reached with MEDIAN in 2015.

During the second quarter of 2017, we acquired 11 rehabilitation hospitals in Germany for an aggregate purchase price of €127 million. These 11 properties are leased to affiliates of MEDIAN, pursuant to a third master lease that has terms similar to the original master lease in 2015 with a fixed term ending in August 2043. These acquisitions are part of the portfolio of 20 properties in Germany that we agreed to acquire in July 2016 for €215.7 million, of which seven properties totaling €49.5 million closed in 2016. See Note 10 for an update on the final two properties totaling €39.2 million that closed after June 30, 2017.

On January 30, 2017, we acquired an inpatient rehabilitation hospital in Germany for €8.4 million. This acquisition was the final property to close as part of the six hospital portfolio that we agreed to buy in September 2016 for an aggregate amount of €44.1 million. This property is leased to affiliates of MEDIAN pursuant to the original long-term master lease agreement reached with MEDIAN in 2015.

Other Transactions

On June 1, 2017, we acquired the real estate assets of Ohio Valley Medical Center, a 218-bed acute care hospital located in Wheeling, West Virginia, and the East Ohio Regional Hospital, a 139-bed acute care hospital in Martins Ferry, Ohio, from Ohio Valley Health Services, a not-for-profit entity in West Virginia, for an aggregate purchase price of approximately $40 million. We simultaneously leased the facilities to Alecto Healthcare Services LLC (“Alecto”), the current operator of three facilities in our portfolio, pursuant to a lease with a 15-year initial term with 2% annual minimum rent increases and three 5-year extension options. The facilities are cross-defaulted and cross-collateralized with our other hospitals currently operated by Alecto. We also agreed to provide up to $20.0 million in capital improvement funding on these two facilities - none of which has been funded to date. With these acquisitions, we also obtained a 20% interest in the operator of these facilities.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million. These facilities are leased to Steward Health Care System LLC (“Steward”), pursuant to the existing long-term master lease entered into with Steward in October 2016.

On May 1, 2017, we acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to RCCH Healthcare Partners (“RCCH”), pursuant to the existing long-term master lease entered into with RCCH in April 2016.

From the respective acquisition dates, the properties acquired in 2017 contributed $8.2 million of revenue and $6.0 of income (excluding related acquisition expenses and taxes) for the three months ended June 30, 2017, and $8.4 million of revenue and $6.1 million of income (excluding related acquisition expenses and taxes) for the six months ended June 30, 2017. In addition, we expensed $9.1 million and $9.6 million of acquisition-related costs on these 2017 acquisitions for the three and six months ended June 30, 2017, respectively.

2016 Activity

On May 2, 2016, we acquired an acute care hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to a fifth master lease, which had a 15-year term with three five-year extension options, plus consumer price-indexed increases, limited to a 2%

floor. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such additions will be added to the basis upon which the lessee will pay us rents.

On June 22, 2016, we closed on the last property of the original €688 million MEDIAN transaction for a purchase price of €41.6 million. Upon acquisition, this property became subject to an existing master lease between us and affiliates of MEDIAN. The master lease had an initial start date of July 1, 2015, an initial term of 27 years, and provided for an initial GAAP lease rate of 9.3%, with annual escalators at the greater of one percent or 70% of the German consumer price index.

From the respective acquisition dates, the properties acquired in 2016 contributed $1.1 million of revenue and income (excluding related acquisition expenses and taxes), for the three and six months ended June 30, 2016. In addition, we incurred $2.4 million of acquisition-related costs on the 2016 acquisitions for both the three and six months ended June 30, 2016.

Development Activities

During the first six months of 2017, we completed construction on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) – We completed four acute care facilities for this tenant during 2017 totaling approximately $68 million in development costs. These facilities are leased pursuant to an existing long-term master lease.

•	IMED Group (“IMED”) – Our general acute facility located in Valencia, Spain opened on March 31, 2017, and is being leased to IMED pursuant to a long-term master lease. Our ownership in this facility is effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Our share of the aggregate purchase and development cost of this facility is approximately €21 million.

In April 2017, we completed the acquisition of the long leasehold interest of a development site in Birmingham, England from the Circle Health Group (“Circle”) (the tenant of our existing site in Bath, England) for a purchase price of £2.7 million. Simultaneously with the acquisition, we entered into contracts with the property landlord and the Circle committing us to construct an acute care hospital on the site. Our total development costs are anticipated to be approximately £30 million. Circle is contracted to enter into a lease of the hospital following completion of construction for an initial 15-year term with rent to be calculated based on our total development costs.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2017	Estimated Completion Date
Ernest (Flagstaff)	$28,067	$11,351	1Q 2018
Circle (Birmingham)	42,017	7,088	4Q 2018

	$70,084	$18,439

Disposals

2017 Activity

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

2016 Activity

Capella Transaction

Effective April 30, 2016, our investment in the operator of Capella Healthcare, Inc. (“Capella”) merged with Regional Care Hospital Partners, Inc. (“Regional Care”) (an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC. (“Apollo”)) to form RCCH. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the original Capella transaction that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma, that we made in connection with the original Capella transaction. We made a new $93.3 million loan for a hospital property in Olympia, Washington that was subsequently converted to real estate on July 22, 2016. Additionally, we and an Apollo affiliate invested $50 million each in unsecured senior notes issued by RegionalCare, which we sold to a large institution on June 20, 2016 at par. The proceeds from this transaction represented the recoverability of our investment in full, except for transaction costs incurred of $6.3 million.

We maintained our ownership of five hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property, was amended to shorten the initial fixed lease term, increase the security deposit, and eliminate the lessees’ purchase option provisions. Due to this lease amendment, we reclassified the lease of the properties under the master lease from a direct finance lease (“DFL”) to an operating lease. This reclassification resulted in a write-off of $2.6 million in unbilled DFL rent in the 2016 second quarter.

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

The sales in 2017 and 2016 were not strategic shifts in our operations, and therefore the results of operations related to these facilities were not reclassified as discontinued operations.

Summary of Operations for Disposed Assets in 2016

The following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from the properties which sold during the first half of 2016 (excluding loans repaid in the Capella Transaction) for the periods presented (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$1,139	$—	$3,700
Real estate depreciation and amortization	—	(357)	—	(857)
Property-related expenses	—	(67)	—	(106)
Other income (expense)	—	(9)	—	(68)

Income from real estate dispositions, net	$—	$706	$—	$2,669

Leasing Operations

At June 30, 2017, leases on two Alecto facilities, 15 Ernest facilities and 10 Prime facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Minimum lease payments receivable	$2,329,161	$2,207,625
Estimated residual values	448,098	407,647
Less: Unearned income	(2,084,016)	(1,967,170)

Net investment in direct financing leases	$693,243	$648,102

Adeptus Health

On April 4, 2017, we announced that we had agreed in principle with Deerfield Management Company, L.P. (“Deerfield”), a healthcare-only investment firm, to the restructuring in bankruptcy of Adeptus Health, a current tenant and operator of facilities representing less than 5% of our total gross assets. In furtherance of the restructuring, Adeptus Health and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on April 19, 2017. Funds advised by Deerfield acquired Adeptus Health’s outstanding bank debt and Deerfield has agreed to provide additional financing, along with operational and managerial support, to Adeptus Health as part of the restructuring.

The Adeptus Health restructuring and terms of our agreement with Deerfield provide for the payment to us of 100% of the rent payable during the restructuring and the assumption by Deerfield of approximately 80% of the facilities under our master lease agreement with Adeptus Health at current rental rates. Through August 4, 2017, Adeptus Health is current on its rent obligations to us. We have agreed to a post bankruptcy $3.1 million concession that will reduce our rental revenue by approximately $220 thousand annually over the remaining 14-year initial lease term.

On April 4, 2017, we also announced that our Louisiana freestanding emergency facilities then-operated by Adeptus Health (with a total budgeted investment of approximately $24.5 million) had been re-leased to Ochsner Clinic Foundation (“Ochsner”), a health care system in the New Orleans area. The leases provide for initial terms of 15 years with a 9.2% average minimum lease rate based on our total development and construction cost. Under these leases, Ochsner also has the right to purchase the freestanding emergency facilities (i) at our cost within two years of rent commencement or (ii) for the greater of fair market value or our cost after such two-year period. We incurred a non-cash charge of $0.5 million to write-off the straight-line rent receivables associated with the previous Adeptus Health lease on these properties.

In addition, we expect to re-lease or sell 13 Texas facilities that are not being assumed as part of the Adeptus Health restructuring representing approximately 15% of the current Adeptus Health master-leased portfolio. These lease or sale transactions are expected to be completed by the end of 2018, and Adeptus Health is obligated to pay contractual rent to us under the master lease until the earlier of (a) transition to a new operator is complete, or (b) one year following Adeptus Health’s emergence from bankruptcy (for seven of the Texas facilities) or 90 days following Adeptus Health’s emergence from bankruptcy (for the remainder of the Texas facilities).

Hoboken Facility

In the first half of 2017, a subsidiary of the operator of our Hoboken facility acquired 20% of our subsidiary that owns the real estate for $10 million, which increases its interest in our real estate entity to 30%. This is reflected in the non-controlling interest line of our condensed consolidated balance sheets.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2017	As of December 31, 2016
Mortgage loans	$1,062,558	$1,060,400
Acquisition loans	120,048	121,464
Working capital and other loans	32,920	34,257

	$1,215,526	$1,216,121

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At June 30, 2017, acquisition loans includes $114.6 million in loans to Ernest.

Concentrations of Credit Risk

Our revenue concentration for the six months ended June 30, 2017 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Prime	$63,059	19.5%	$58,859	22.5%
Steward	58,278	18.0%	—	—
MEDIAN	47,744	14.8%	47,745	18.3%
Ernest	35,269	10.9%	33,322	12.8%
Adeptus Health	26,137	8.1%	16,205	6.2%
RCCH	19,632	6.1%	32,909	12.6%
Other operators	73,085	22.6%	72,259	27.6%

Total	$323,204	100.0%	$261,299	100.0%

Revenue by U.S. State and Country

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Massachusetts	$53,159	16.5%	$—	—
Texas	49,851	15.4%	48,256	18.5%
California	33,123	10.3%	33,187	12.7%
New Jersey	21,852	6.8%	18,243	7.0%
Arizona	15,542	4.8%	11,722	4.5%
All other states	93,080	28.7%	99,931	38.2%

Total U.S.	$266,607	82.5%	$211,339	80.9%
Germany	$54,576	16.9%	$47,745	18.3%
United Kingdom, Italy, and Spain	2,021	0.6%	2,215	0.8%

Total International	$56,597	17.5%	$49,960	19.1%

Grand Total	$323,204	100.0%	$261,299	100.0%

On a total gross asset basis, which is total assets before accumulated depreciation/amortization, assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded (see Notes 9 and 10 of Item 1 on this Form 10-Q), and assumes cash on hand is fully used in these transactions, our concentration as of June 30, 2017 as compared to December 31, 2016 is as follows (dollars in thousands):

Gross Assets by Operator

	As of June 30, 2017		As of December 31, 2016
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward	$3,410,874	37.4%	$1,250,000	17.5%
Prime	1,116,694	12.2%	1,144,055	16.0%
MEDIAN	1,086,109	11.9%	993,677	13.9%
Ernest	630,811	6.9%	627,906	8.8%
RCCH	506,265	5.5%	566,600	7.9%
Other operators	1,977,356	21.7%	2,259,980	31.7%
Other assets	401,669	4.4%	300,903	4.2%

Total	$9,129,778	100.0%	$7,143,121	100.0%

Gross Assets by U.S. State and Country

	As of June 30, 2017		As of December 31, 2016
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Massachusetts	$1,262,041	13.8%	$1,250,000	17.5%
Texas	1,230,945	13.5%	947,443	13.3%
Utah	1,083,152	11.9%	107,151	1.5%
California	542,883	5.9%	542,889	7.6%
Arizona	486,547	5.3%	331,834	4.6%
All other states	2,502,791	27.4%	2,234,332	31.3%
Other domestic assets	352,748	3.9%	264,215	3.7%

Total U.S.	$7,461,107	81.7%	$5,677,864	79.5%
Germany	$1,421,350	15.6%	$1,281,649	17.9%
United Kingdom, Italy, and Spain	198,400	2.2%	146,920	2.1%
Other international assets	48,921	0.5%	36,688	0.5%

Total International	$1,668,671	18.3%	$1,465,257	20.5%

Grand Total	$9,129,778	100.0%	$7,143,121	100.0%

On an individual property basis, we had no investment of any single property greater than 3.9% of our total gross assets as of June 30, 2017.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of June 30, 2017	As of December 31, 2016
Revolving credit facility	$250,210	$290,000
Term loans	212,943	263,101
6.375% Senior Unsecured Notes due 2022:
Principal amount	350,000	350,000
Unamortized premium	1,636	1,814

	351,636	351,814
5.750% Senior Unsecured Notes due 2020(A)	—	210,340
4.000% Senior Unsecured Notes due 2022(A)	571,300	525,850
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(A)	571,300	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000

	$3,257,389	$2,941,105
Debt issue costs, net	(36,335)	(31,764)

	$3,221,054	$2,909,341

(A)	These notes are Euro-denominated and reflect the exchange rate at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$162
2018	12,781
2019	—
2020	—
2021	250,210
Thereafter	2,992,600

Total	$3,255,753

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

At our election, loans under the Credit Facility may be made as either ABR Loans or Eurodollar Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.95% based on our current credit rating. The applicable margin for term loans that are Eurodollar Loans is adjustable on a sliding scale from 0.90% to 1.95% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.65% based on our current credit rating. The applicable margin for revolving loans that are Eurodollar Loans is adjustable on a sliding scale from 0.875% to 1.65% based on our current credit rating. The commitment fee is adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and is payable on the revolving loan facility. At June 30, 2017, the interest rate in effect on our term loan and revolver was 2.72% and 2.46%, respectively.

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

With the replacement of our old credit facility, the redemption of the 5.750% Senior Unsecured Notes due 2020, and the payoff of our €200 million euro term loan, we incurred a debt refinancing charge of $13.6 million in the first six months of 2017.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“FFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2017, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of FFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2017, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 5.6 million shares) of our common stock, resulting in net proceeds of approximately $548 million, after deducting offering expenses.

During the six months ended June 30, 2016, we sold approximately 3 million shares of common stock under an at-the-market equity offering program, resulting in net proceeds of approximately $45 million, after deducting approximately $0.6 million of commissions. There is no availability under this equity offering program at June 30, 2017.

MPT Operating Partnership, L.P.

At June 30, 2017, the Company has a 99.89% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is a director. During the six months ended June 30, 2017 and 2016, the Operating Partnership issued approximately 43.1 million units and approximately 3 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 3.3 million shares remain available for future stock awards as of June 30, 2017. Share-based compensation expense totaled $4.4 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively, of which $0.3 million relates to the acceleration of vestings on time-based awards previously granted to two retiring board members.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	June 30, 2017		December 31, 2016
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$68,537	$68,698	$57,698	$57,707
Loans (1)	984,784	1,009,687	986,987	1,017,428
Debt, net	(3,221,054)	(3,384,541)	(2,909,341)	(2,966,759)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At June 30, 2017, these amounts were as follows (in thousands):

Asset Type	Fair Value	Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Acquisition and other loans	115,742	115,742	Other loans
Equity investments	3,300	3,300	Other assets

	$234,042	$234,042

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2017.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(52)
- 100 basis points	52

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first half of 2017 or 2016. To date, we have not received any distribution payments from our equity investment in Ernest.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Numerator:
Income from continuing operations	$73,796	$53,924
Non-controlling interests’ share in net income	(381)	(200)
Participating securities’ share in earnings	(100)	(132)

Net income, less participating securities’ share in earnings	$73,315	$53,592

Denominator:
Basic weighted-average common shares	349,856	238,082
Dilutive potential common shares	463	926

Dilutive weighted-average common shares	350,319	239,008

	For the Six Months Ended June 30,
	2017	2016
Numerator:
Income from continuing operations	$141,981	$112,150
Non-controlling interests’ share in continuing operations	(596)	(498)
Participating securities’ share in earnings	(225)	(276)

Income from continuing operations, less participating securities’ share in earnings	141,160	111,376
Loss from discontinued operations attributable to MPT common stockholders	—	(1)

Net income, less participating securities’ share in earnings	$141,160	$111,375

Denominator:
Basic weighted-average common shares	335,456	237,796
Dilutive potential common shares	415	617

Dilutive weighted-average common shares	335,871	238,413

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Numerator:
Income from continuing operations	$73,796	$53,924
Non-controlling interests’ share in net income	(381)	(200)
Participating securities’ share in earnings	(100)	(132)

Net income, less participating securities’ share in earnings	$73,315	$53,592

Denominator:
Basic weighted-average units	349,856	238,082
Dilutive potential units	463	926

Dilutive weighted-average units	350,319	239,008

	For the Six Months Ended June 30,
	2017	2016
Numerator:
Income from continuing operations	$141,981	$112,150
Non-controlling interests’ share in continuing operations	(596)	(498)
Participating securities’ share in earnings	(225)	(276)

Income from continuing operations, less participating securities’ share in earnings	141,160	111,376
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	(1)

Net income, less participating securities’ share in earnings	$141,160	$111,375

Denominator:
Basic weighted-average units	335,456	237,796
Dilutive potential units	415	617

Dilutive weighted-average units	335,871	238,413

9. Commitments and Contingencies

Commitments

RCCH Commitment

On September 28, 2016, we entered into a definitive agreement to acquire one acute care hospital in Washington for a purchase price of approximately $17.5 million. Upon closing, this facility will be leased to RCCH, pursuant to the current long-term master lease. Closing of the transaction, which is expected to be completed no later than the fourth quarter of 2017, is subject to customary real estate, regulatory and other closing conditions.

Steward Commitment

On May 18, 2017, we entered into definitive agreements to invest in a portfolio of ten acute care hospitals and one behavioral health facility currently operated by IASIS Healthcare (“IASIS”) for a combined purchase price and investment of approximately $1.4 billion. Following closing, the portfolio will be operated by Steward, which separately announced a simultaneous merger transaction with IASIS, the completion of which is a condition to our investment.

Pursuant to the terms of an asset purchase agreement with IASIS and its affiliates, dated May 18, 2017, subsidiaries of the Operating Partnership will acquire from IASIS and its affiliates all of their interests in the real estate of eight acute care hospitals and one behavioral health facility for an aggregate purchase price of $700 million. At closing, these facilities will be leased to Steward pursuant to the existing master lease agreement. In addition, pursuant to the terms of the agreement, subsidiaries of the Operating Partnership will make mortgage loans in an aggregate amount of $700 million, secured by first mortgages in two other acute care hospitals. The real estate master lease and mortgage loans will have substantially similar terms, which have an initial fixed term expiration of October 31, 2031 and include three 5-year extension options, plus annual inflation protected escalators.

In addition, in conjunction with the real estate and mortgage loans transactions described above, a subsidiary of the Operating Partnership will also invest approximately $100 million in minority preferred interests of Steward. We will have no management authority or control of Steward except for certain protective rights consistent with a minority passive ownership interest, such as a limited right to approve certain extraordinary transactions.

To assist in funding the Steward commitment, if needed, we received a commitment for a new $1.0 billion term loan facility pursuant to a commitment letter with JP Morgan Chase Bank, N.A. The term loan facility, if funded, would have a maturity date of one year after the date on which it is consummated, and could be extended an additional 12 months at our option. With this commitment, we paid $4.5 million of underwriting and other fees, which will be expensed over the commitment period. Through June 30, 2017, we have expensed approximately $0.8 million as an unutilized financing fee.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

As described in Note 3 under the heading “2017 Activity,” on July 20, 2016, we entered into definitive agreements to acquire 20 rehabilitation hospitals in Germany for an aggregate purchase price of approximately €215.7 million to be leased to affiliates of MEDIAN. As of June 30, 2017, we had closed on 18 of the 20 facilities in the amount of €176.5 million. The remaining two facilities totaling €39.2 million closed in July 2017.

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain, and Italy) political, economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the Steward and RCCH transactions described in Note 9) may not be satisfied;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain, and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to our interest rate swaps and other hedged transactions and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2016 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2017, there were no material changes to these policies.

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

At June 30, 2017, our portfolio consisted of 256 properties leased or loaned to 32 operators, of which two are under development and 12 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2017	% of Total	As of December 31, 2016	% of Total
Real estate owned (gross)	$5,650,933	77.1%	$4,912,320	76.6%
Mortgage loans	1,062,558	14.5%	1,060,400	16.5%
Other loans	152,968	2.1%	155,721	2.4%
Construction in progress	18,439	0.3%	53,648	0.8%
Other assets	442,939	6.0%	236,447	3.7%

Total assets (1)	$7,327,837	100.0%	$6,418,536	100.0%

(1)	Includes $1.7 billion and $1.3 billion of healthcare real estate assets in Europe at June 30, 2017 and December 31, 2016, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended June 30, 2017	% of Total	For the Three Months Ended June 30, 2016	% of Total
General Acute Care Hospitals (1)	$114,942	68.9%	$76,468	60.5%
Rehabilitation Hospitals	41,065	24.6%	38,265	30.3%
Long-term Acute Care Hospitals	10,800	6.5%	11,567	9.2%

Total revenue	$166,807	100.0%	$126,300	100.0%

	For the Six Months Ended June 30, 2017	% of Total	For the Six Months Ended June 30, 2016	% of Total
General Acute Care Hospitals (1)	$222,068	68.7%	$159,978	61.2%
Rehabilitation Hospitals	79,344	24.6%	76,388	29.3%
Long-term Acute Care Hospitals	21,792	6.7%	24,933	9.5%

Total revenue	$323,204	100.0%	$261,299	100.0%

(1)	Includes three medical office buildings.

We have 57 employees as of August 4, 2017. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended June 30, 2017 Compared to June 30, 2016

Net income for the three months ended June 30, 2017, was $73.4 million, compared to $53.7 million for the three months ended June 30, 2016. This increase is due to additional revenue from the Steward and MEDIAN investments made in the fourth quarter of 2016 and the second quarter of 2017, partially offset by increased depreciation and acquisition expense and the $16.6 million gain on sale of properties in the 2016 second quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $113.6 million, or $0.32 per diluted share for the 2017 second quarter as compared to $75.5 million, or $0.32 per diluted share for the 2016 second quarter. This 50% increase in FFO is primarily due to the increase in revenue from our new investments made since June 2016.

A comparison of revenues for the three month periods ended June 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017	% of Total	2016	% of Total	Year over Year Change
Rent billed	$103,447	62.0%	$77,960	61.7%	32.7%
Straight-line rent	16,277	9.8%	8,551	6.8%	90.4%
Income from direct financing leases	18,312	11.0%	13,552	10.7%	35.1%
Interest and fee income	28,771	17.2%	26,237	20.8%	9.7%

Total revenues	$166,807	100.0%	$126,300	100.0%	32.1%

Our total revenue for the 2017 second quarter is up $40.5 million or 32.1% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $33.2 million over the prior year of which $29.3 million is incremental revenue from acquisitions made after June 30, 2016, $5.9 million is incremental revenue from development properties that were completed and put into service in 2016 and 2017, $0.7 million is incremental revenue from capital additions made to existing facilities in 2016 and 2017, $1.4 million relates to the conversion of certain RCCH facilities in 2016 from direct financing leases into operating leases, and a $0.5 million straight line rent write-off related to our Corinth facility in the 2016 second quarter. These increases were partially offset by $3.8 million of lower revenue related to dispositions and $1.0 million in foreign currency fluctuations.

•	Income from direct financing leases – up $4.8 million over the prior year of which $0.2 million is from our annual escalation provisions in our leases, $0.9 million is incremental revenue from acquisitions made after June 30, 2016, $3.0 million relates to the conversion of certain Prime facilities in 2016 from mortgages into direct financing leases, and a $2.6 million write-off related to the RCCH facilities that converted from direct financing leases into operating leases in 2016. These increases were partially offset by $2.0 million of lower revenue related to those RCCH facilities that converted from direct financing leases into operating leases in the 2016 second quarter.

•	Interest from loans – up $2.5 million over the prior year of which $11.3 million is incremental revenue from new loans (primarily Steward mortgage loans) made after June 30, 2016. This increase was partially offset by $6.6 million of lower revenue from loans that were repaid in 2016 and $2.2 million of lower revenue related to the conversion of certain Prime facilities from mortgages to direct financing leases post June 30, 2016.

Real estate depreciation and amortization during the second quarter of 2017 increased to $29.5 million from $22.8 million in 2016, due to the incremental depreciation from the properties acquired since June 30, 2016 and the development properties completed in 2016 and 2017. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense.

Acquisition expenses increased from $4.8 million in 2016 to $10.8 million in 2017 primarily as a result of the MEDIAN acquisitions in 2017, including approximately $9.0 million of real estate transfer taxes.

During the three months ended June 30, 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $16.6 million and impairment charges of $7.4 million (see Note 3 to Item 1 of this Form 10-Q for further details).

General and administrative expenses totaled $15.1 million for the 2017 second quarter, which is 9.0% of total revenues, down from 9.5% of total revenues in prior year second quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expenses at the same rate. On a dollar basis, general and administrative expenses were up $3.0 million from the prior year second quarter due primarily to increases in travel, international administration, costs associated with opening a European office, compensation related to increased headcount and public company board expenses.

Interest expense, for the quarters ended June 30, 2017 and 2016, totaled $39.7 million and $41.5 million, respectively. This decrease is primarily related to lower interest rates on fixed rate debt held during the quarter ended June 30, 2017 as compared to June 30, 2016. Our weighted average interest rate was 4.6% for the quarter ended June 30, 2017, which is a slight decrease from 5.1% in 2016. We did incur approximately $0.8 million in unutilized facility fees during the 2017 second quarter related to the short term loan commitment we made in anticipation of the $1.5 billion Steward acquisition described in Note 9 and in Item 1 of this Form 10-Q. See Note 4 to our Condensed Consolidated Financial Statements in Item 1 to this Form 10-Q for further information on our debt activities.

Earnings from our equity interests was $2.8 million for the 2017 second quarter, up $1.6 million from the prior year primarily related to our increased ownership in and the improved operating results of the operator of our Hoboken facility.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax benefit for the three months ended June 30, 2017, was primarily due to $1.3 million of benefit recognized on approximately $8.8 million of acquisition costs incurred on our European investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in many entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S and certain of our international net deferred tax assets at June 30, 2017. In the future, if we determine that it is more likely than not that we will realize our U.S. and foreign net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

Six Months Ended June 30, 2017 Compared to June 30, 2016

Net income for the six months ended June 30, 2017, was $141.4 million compared to net income of $111.7 million for the six months ended June 30, 2016, primarily due to additional revenue from the MEDIAN, Steward, and RCCH investments made in the fourth quarter of 2016 and the second quarter of 2017, completed development projects, a $7.4 million gain on the sale of our facility in Muskogee, Oklahoma, and increased income from our equity investments, partially offset by a $14.4 million debt refinancing charge in 2017, higher depreciation expenses from investments made subsequent to June 30, 2016, increased acquisition and travel expense, and the $16.7 million gain on sale of several properties in the first half of 2016. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $219.6 million, or $0.65 per diluted share for the first six months in 2017 as compared to $159.0 million, or $0.67 per diluted share for the first six months of 2016. This 38.1% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects made since June 2016, while FFO per share is lower in the first half of 2017 compared to prior year due to more shares outstanding from the September 2016 and May 2017 equity offerings.

A comparison of revenues for the six month periods ended June 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017	% of Total	2016	% of Total	Year over Year Change
Rent billed	$200,210	61.9%	$152,021	58.2%	31.7%
Straight-line rent	29,056	9.0%	16,768	6.4%	73.3%
Income from direct financing leases	36,192	11.2%	32,503	12.4%	11.3%
Interest and fee income	57,746	17.9%	60,007	23.0%	(3.8%)

Total revenues	$323,204	100.0%	$261,299	100.0%	23.7%

Our total revenue for the first six months of 2017 is up $61.9 million or 23.7% over the prior year. This increase is made up of the following:

•

Operating lease revenue (including rent billed and straight-line rent) – up $60.5 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases, $50.5 million is incremental revenue from acquisitions made after June 30, 2016, $11.2 million is incremental revenue from development properties that were completed and put into service in 2016 and 2017, $1.1 million is incremental revenue from capital additions made to existing facilities in 2017 and 2016, $5.6 million relates to the conversion of certain RCCH facilities in 2016 from direct financing leases into operating leases, and a $0.5 million straight-line rent write-off related to our Corinth facility in the 2016 second quarter. These increases are partially offset by $7.2 million lower revenue related to dispositions and $2.2 million in foreign currency fluctuations.

•	Income from direct financing leases – up $3.7 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases, $2.6 million is incremental revenue from acquisitions made after June 30, 2016, $6 million relates to the conversion of certain Prime facilities in 2016 from mortgages into direct financing leases, and a $2.6 million write-off related to the RCCH facilities that converted from direct financing leases into operating leases in 2016. These increases were partially offset by $7.9 million of lower revenue related to those RCCH facilities that converted from direct financing leases into operating leases in the first half of 2016.

•	Interest from loans – down $2.3 million over prior year of which $21.2 million is from less interest revenue earned in 2017 from loans that were repaid in 2016 and $4.3 million of lower interest revenue related to the conversion of certain Prime facilities from mortgages to direct financing leases post June 30, 2016. These decreases are partially offset by $0.8 million in higher revenue from our annual escalation provisions in our loans and $22.5 million in higher revenue from new loans (primarily Steward) made after June 30, 2016.

Real estate depreciation and amortization during the first six months of 2017 increased to $57.1 million from $44.0 million in the same period of 2016 due to the incremental depreciation from the properties acquired and the development properties completed in 2016 and 2017. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense.

Acquisition expenses increased from $3.7 million in 2016 to $13.6 million in 2017 primarily as a result of the MEDIAN and Steward acquisitions in 2017, including $9.5 million of real estate transfer taxes incurred on the MEDIAN acquisitions.

During the six months ended June 30, 2017, we sold the Muskogee, Oklahoma facility resulting in a net gain on sale of real estate of $7.4 million, while in the first six months of 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $16.7 million and impairment charges of $7.4 million (see Note 3 to Item 1 of this Form 10-Q for further details).

Earnings from our equity interests increased from a loss of $3.8 million in 2016 to a gain of $4.5 million in 2017. The loss in 2016 includes $5.3 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties. In addition, 2017 includes $3.0 million of additional income related to our increased ownership in and improved operating results of the operator of our Hoboken facility.

General and administrative expenses in the first six months of 2017 totaled $28.3 million, which is 8.7% of revenues down from 9.0% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $4.8 million from the prior year first six months due primarily to increases in travel, international administration, costs associated with opening a European office, compensation related to increased headcount and public company board expenses.

Interest expense for the first six months of 2017 and 2016 totaled $77.7 million and $80.9 million, respectively. This decrease is primarily related to lower interest rates on our fixed rate debt. Our weighted average interest rate is slightly lower period over period – 4.6% for the first six months of 2017 and 4.7% for the first six months of 2016. We did incur $14.4 million of unutilized facility fees/debt refinancing costs in the first half of 2017 from the new credit facility and payoff of our 5.750% Senior Unsecured Notes due 2020 (see Note 4 in Item 1 to this Form 10-Q for further information on our debt activities) along with the short-term loan commitment we made in anticipation of the Steward acquisition described in Note 9 in Item 1 of this Form 10-Q.

Income tax expense for the six months ended June 30, 2017 decreased by $0.4 million from the same period in 2016 primarily due to $1.4 million of benefit recognized on approximately $9.6 million of acquisition costs incurred on our European investments in the first half of 2017. This tax benefit in 2017 was offset by additional tax expense from the acquisition of additional international properties and a distribution from one of our international equity investments in 2017.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
FFO information:
Net income attributable to MPT common stockholders	$73,415	$53,724	$141,385	$111,651
Participating securities’ share in earnings	(100)	(132)	(225)	(276)

Net income, less participating securities’ share in earnings	$73,315	$53,592	$141,160	$111,375
Depreciation and amortization	30,027	23,335	58,126	44,807
Gain on sale of real estate	—	(22,613)	(7,413)	(22,653)

Funds from operations	$103,342	$54,314	$191,873	$133,529
Write-off of straight line rent and other	—	3,063	1,117	3,063
Transaction costs from non-real estate dispositions	—	5,975	—	5,975
Acquisition expenses, net of tax benefit	9,539	4,801	12,184	9,034
Impairment charges	—	7,375	—	7,375
Unutilized financing fees / debt refinancing costs	751	—	14,380	4

Normalized funds from operations	$113,632	$75,528	$219,554	$158,980

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.21	$0.22	$0.42	$0.47
Depreciation and amortization	0.08	0.10	0.17	0.18
Gain on sale of real estate	—	(0.09)	(0.02)	(0.09)

Funds from operations	$0.29	$0.23	$0.57	$0.56
Write-off of straight line rent and other	—	0.01	—	0.01
Transaction costs from non-real estate dispositions	—	0.03	—	0.03
Acquisition expenses, net of tax benefit	0.03	0.02	0.04	0.04
Impairment charges	—	0.03	—	0.03
Unutilized financing fees / debt refinancing costs	—	—	0.04	—

Normalized funds from operations	$0.32	$0.32	$0.65	$0.67

Total Gross Assets

Total gross assets is total assets before accumulated depreciation/amortization and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded, and assumes cash on hand is fully used in these transactions. We believe total gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total gross assets (in thousands):

	As of June 30, 2017	As of December 31, 2016
Total Assets	$7,327,837	$6,418,536
Add:
Binding real estate commitments on new investments(1)	1,562,290	288,647
Unfunded amounts on development deals and commenced capital improvement projects(2)	91,189	194,053
Accumulated depreciation and amortization	384,826	325,125
Less:
Cash and cash equivalents	(236,364)	(83,240)

Total Gross Assets	$9,129,778	$7,143,121

(1)	Reflects post June 30, 2017 transactions and commitments, including 11 Steward facilities, one RCCH facility, and two facilities in Germany and post December 31, 2016 transactions and commitments, including two RCCH facilities, and 14 facilities in Germany.
(2)	Includes $51.6 million and $109.1 million unfunded amounts on ongoing development projects and $39.6 million and $84.9 million unfunded amounts on capital improvement projects and development projects that have commenced rent, as of June 30, 2017 and December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2017 Cash Flow Activity

During the first half of 2017, we generated $154.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $151.7 million and certain investing activities.

Certain other investing and financing activities in the first half of 2017 included:

a) On February 1, 2017, we replaced our credit facility with a new facility resulting in a $50 million reduction in our U.S. dollar term loan and a new €200 million term loan;

b) On March 4, 2017, we redeemed our 5.750% Senior Unsecured Notes due 2020 for €200 million plus a redemption premium using proceeds from our €200 million term loan and cash on hand;

c) On March 24, 2017, we completed a €500 million senior unsecured notes offering and used a portion of the proceeds to pay off our €200 million term loan, and the remaining proceeds were used to acquire 12 facilities to be leased to MEDIAN for €146.4 million;

d) On March 31, 2017, we sold the EASTAR Health System real estate in Muskogee, Oklahoma for approximately $64 million; and

e) On May 1, 2017, we completed an underwritten public offering of 43.1 million shares resulting in net proceeds of approximately $548 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (leased to Steward), a facility in Idaho for $87.5 million (leased to RCCH) and two other facilities for $40 million (leased to Alecto).

In the first half of 2017, we received a commitment for a new $1.0 billion term loan facility pursuant to a commitment letter with JP Morgan Chase Bank, N.A. This term loan facility is available to partially fund the $1.5 billion Steward transaction disclosed in Note 9 to Item 1 of this Form 10-Q. This term loan has not been funded as of August 4, 2017.

2016 Cash Flow Activity

During the first half of 2016, we generated $137.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $104.8 million and certain investing activities.

On February 22, 2016, we completed the 6.375% Senior Unsecured Notes due 2024 offering for $500 million. On April 30, 2016, we closed on the Capella Transaction (as further discussed in Note 3 to Item 1 of this Form 10-Q) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare bonds in June 2016. On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute for $71 million. On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million. Finally, during June 2016, we sold 3 million shares under our at-the-market offering program realizing net proceeds of approximately $45 million. We used these proceeds to reduce our revolving credit facility by $1.1 billion during 2016 and fund our remaining investing activities.

Short-term Liquidity Requirements: As of June 30, 2017, we have less than $0.2 million in debt principal payments due in 2017 — see debt maturity schedule below. At August 4, 2017, our availability under our revolving credit facility plus cash on-hand approximated $1.2 billion. We believe this liquidity and our current monthly cash receipts from rent and loan interest is sufficient to fund our operations, debt and interest obligations, the expected funding requirements on our development projects, and dividends in order to comply with REIT requirements for the next twelve months. In addition, with the additional availability from the $1.0 billion term loan facility commitment as discussed above, we believe we have the liquidity to fund the $1.5 billion Steward transaction firm commitment. We do believe other sources of capital (including senior unsecured notes, entering into joint venture arrangements and strategic property sales) are generally available as well. However, there is no assurance that such capital will be available when needed for such firm commitment or that our attempts to gain such capital will be successful.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to February 2022), we have only $13 million in debt principal payments due over the next five years (see debt maturity schedule below). With our liquidity at August 4, 2017 of approximately $1.2 billion along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and the expected funding requirements on our development projects currently.

However, in order to fund our investment strategies (including the $1.5 billion Steward transaction firm commitment) and to fund debt maturities coming due in 2022 and later years, additional capital will be needed and we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	availability under the $1.0 billion term commitment designated specifically for the Steward transaction,

•	amending or entering into new bank term loans,

•	issuing of new USD or EUR denominated debt securities, including senior unsecured notes,

•	placing new secured loans on real estate located in the U.S. and/or Europe,

•	entering into joint venture arrangements,

•	proceeds from strategic property sales, and/or

•	sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of June 30, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$162
2018	12,781
2019	—
2020	—
2021	250,210
Thereafter	2,992,600

Total	$3,255,753

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for the issuance of our new Credit Facility and the 3.325% Senior Unsecured Notes due 2025 along with redemption of our 5.750% Senior Unsecured Notes due 2020, there have been no significant changes in the debt related obligation during the six months ended June 30, 2017. See Note 4 of Item 1 of this Form 10-Q for more detailed information. In regards to purchase obligations, the only significant change in 2017 was our $1.5 billion Steward commitment – see Note 9 of Item 1 of this Form 10-Q for further details.

The following table updates our contractual obligations schedule for the new Credit Facility, the 3.325% Senior Unsecured Notes due 2025 offering, along with the redemption of our 5.750% Senior Unsecured Notes due 2020 (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$9,384	$18,768	$255,684	$—	$283,836
Term loans	18,932	11,046	208,780	—	238,758
3.325% Senior Unsecured Notes due 2025	18,996	37,991	37,991	628,287	723,265
5.750% Senior Unsecured Notes due 2020	—	—	—	—	—

(1)	As of June 30, 2017, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at June 30, 2017 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2017:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2017, our outstanding debt totaled $3.2 billion, which consisted of fixed-rate debt of $2.7 billion and variable rate debt of $0.5 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2017 would decrease by $3.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.5 billion, the balance of such variable rate debt at June 30, 2017.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2017 and on an annualized basis, if the euro exchange rate were to change by 5%, our FFO would change by approximately $3.7 million. Based solely on operating results to-date in 2017 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 9 “Contingencies” of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except to the extent set forth below or as otherwise disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

We may fail to consummate the Steward transactions at all or on the terms described herein, and, if the Steward transactions are completed, we may be subject to additional risks.

If the Steward transactions (described in Note 9 of Item 1) are not completed, we could be subject to a number of risks that may adversely affect our business, financial condition, cash flows and the trading price of our common stock, including:

•	our management’s attention may be diverted from our day-to-day business and our employees and our relationships with customers may be disrupted as a result of efforts relating to attempting to consummate the Steward transactions;

•	the trading price of our common stock may decline to the extent that the issue price of our common stock reflects a market assumption that the Steward transactions will be completed;

•	we must pay certain costs related to the Steward transactions, such as legal and accounting fees and expenses, regardless of whether the Steward transactions are consummated; and

•	we would not realize the benefits we expect to realize from consummating the Steward transactions.

In addition to the risks described in our 2016 10-K relating to healthcare facilities that we may purchase from time to time, if the Steward transactions are completed, we would also be subject to additional risks, including without limitation the following:

•	we have no previous business experience with the facilities that we expect to acquire in the Steward transactions, and we may face difficulties in successfully integrating them with our current portfolio and operating structure;

•	underperformance of the facilities we expect to acquire in the Steward transactions due to various factors, including unfavorable terms and conditions of any existing financing arrangements, the master lease or mortgage loans relating to the facilities, disruptions caused by the integration of such facilities or changes in economic conditions;

•	the properties to be acquired in the Steward transactions and leased to Steward are located in states where Steward has never operated before, and Steward may incur costs or setbacks as they gain experience in new markets and geographic regions;

•	diversion of our management’s attention away from other business concerns; and

•	exposure to any undisclosed or unknown potential liabilities relating to the facilities that we expect to acquire in the Steward transactions.

Our revenues will be dependent upon our relationship with and success of our largest tenants, Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health.

As of June 30, 2017, affiliates of Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health represent 37.4%, 12.2%, 11.9%, 6.9%, 5.5% and 4.6%, respectively, of our total total gross assets.

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

Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow via acquisitions in a short time frame like Steward, Prime, Adeptus Health, etc. The ability of a company to integrate newly acquired businesses into their existing operational, financial reporting and collection systems is important to ensure the success of the overall enterprise. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted whether it be through write-offs of uncollectible accounts receivable (similar to Prime’s expected write-offs of six to seven percent of their 2016 revenues) or worse in the case of Adeptus Health.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits.

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

10.1*	IASIS (Project Ignite) Master Agreement, dated as of May 18, 2017, by and among Steward Heath Care System LLC and subsidiaries of MPT Operating Partnerships, L.P.

10.2*	Real Property Asset Purchase Agreement, dated as of May 18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

10.3*	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.4*	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.5*	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.6*	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 27, 2017.
*	Filed herewith.
**	Furnished herewith.

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

Date: August 9, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

4.1(1)	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

10.1*	IASIS (Project Ignite) Master Agreement, dated as of May 18, 2017, by and among Steward Heath Care System LLC and subsidiaries of MPT Operating Partnerships, L.P.

10.2*	Real Property Asset Purchase Agreement, dated as of May 18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

10.3*	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.4*	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.5*	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.6*	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on March 27, 2017.
*	Filed herewith.
**	Furnished herewith.