Form 10-Q
period 2017-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2017-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, Medical Properties Trust, Inc. had 364,156,080 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2017, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,795,286	$4,317,866
Mortgage loans	1,777,555	1,060,400
Net investment in direct financing leases	695,829	648,102

Gross investment in real estate assets	8,268,670	6,026,368
Accumulated depreciation and amortization	(418,880)	(325,125)

Net investment in real estate assets	7,849,790	5,701,243
Cash and cash equivalents	188,224	83,240
Interest and rent receivables	105,817	57,698
Straight-line rent receivables	166,142	116,861
Other loans	151,709	155,721
Other assets	465,358	303,773

Total Assets	$8,927,040	$6,418,536

Liabilities and Equity
Liabilities
Debt, net	$4,832,264	$2,909,341
Accounts payable and accrued expenses	180,631	207,711
Deferred revenue	18,906	19,933
Lease deposits and other obligations to tenants	54,035	28,323

Total Liabilities	5,085,836	3,165,308
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,084 shares at September 30, 2017 and 320,514 shares at December 31, 2016	364	321
Additional paid in capital	4,330,495	3,775,336
Distributions in excess of net income	(468,473)	(434,114)
Accumulated other comprehensive loss	(35,165)	(92,903)
Treasury shares, at cost	(777)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,826,444	3,248,378
Non-controlling interests	14,760	4,850

Total Equity	3,841,204	3,253,228

Total Liabilities and Equity	$8,927,040	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Rent billed	$110,930	$82,387	$311,140	$234,408
Straight-line rent	17,505	9,741	46,561	26,509
Income from direct financing leases	19,115	14,678	55,307	47,181
Interest and fee income	29,030	19,749	86,776	79,756

Total revenues	176,580	126,555	499,784	387,854
Expenses
Real estate depreciation and amortization	31,915	23,876	88,994	67,850
Impairment charges	—	(80)	—	7,295
Property-related	1,519	(93)	4,000	1,592
Acquisition expenses	7,434	2,677	20,996	6,379
General and administrative	15,011	12,305	43,287	35,821

Total operating expenses	55,879	38,685	157,277	118,937

Operating income	120,701	87,870	342,507	268,917
Other income (expense)
Interest expense	(42,759)	(40,262)	(120,498)	(121,132)
Gain on sale of real estate and other asset dispositions, net	18	44,616	7,431	61,294
Earnings (loss) from equity and other interests	3,384	1,245	7,898	(2,556)
Unutilized financing fees/debt refinancing costs	(4,414)	(22,535)	(18,794)	(22,539)
Other income (expense)	481	99	1,101	(118)
Income tax expense	(530)	(490)	(783)	(1,173)

Net other expense	(43,820)	(17,327)	(123,645)	(86,224)

Income from continuing operations	76,881	70,543	218,862	182,693
Loss from discontinued operations	—	—	—	(1)

Net income	76,881	70,543	218,862	182,692
Net income attributable to non-controlling interests	(417)	(185)	(1,013)	(683)

Net income attributable to MPT common stockholders	$76,464	$70,358	$217,849	$182,009

Earnings per common share — basic
Income from continuing operations attributable to MPT common stockholders	$0.21	$0.29	$0.63	$0.75
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.21	$0.29	$0.63	$0.75

Weighted average shares outstanding — basic	364,315	246,230	345,076	240,607

Earnings per common share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.21	$0.28	$0.63	$0.75
Loss from discontinued operations attributable to MPT common stockholders	—	—	—	—

Net income attributable to MPT common stockholders	$0.21	$0.28	$0.63	$0.75

Weighted average shares outstanding — diluted	365,046	247,468	345,596	241,432

Dividends declared per common share	$0.24	$0.23	$0.72	$0.68

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$76,881	$70,543	$218,862	$182,692
Other comprehensive income:
Unrealized gain on interest rate swap	—	854	—	2,494
Foreign currency translation gain	17,426	4,450	57,738	10,354

Total comprehensive income	94,307	75,847	276,600	195,540
Comprehensive income attributable to non-controlling interests	(417)	(185)	(1,013)	(683)

Comprehensive income attributable to MPT common stockholders	$93,890	$75,662	$275,587	$194,857

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
Operating activities
Net income	$218,862	$182,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,805	69,720
Amortization of deferred financing costs and debt discount	4,748	5,799
Direct financing lease interest accretion	(7,276)	(6,757)
Straight-line rent revenue	(47,678)	(27,009)
Share-based compensation	7,148	5,832
Gain from sale of real estate and other asset dispositions, net	(7,431)	(61,294)
Impairment charges	—	7,295
Straight-line rent and other write-off	1,117	3,063
Unutilized financing fees/debt refinancing costs	18,794	22,539
Other adjustments	(7,152)	(8,398)
Changes in:
Interest and rent receivables	(14,613)	(12,790)
Accounts payable and accrued expenses	(40,378)	(12,403)

Net cash provided by operating activities	219,946	168,289
Investing activities
Cash paid for acquisitions and other related investments	(2,152,069)	(213,100)
Net proceeds from sale of real estate	64,362	198,767
Principal received on loans receivable	6,760	804,809
Investment in loans receivable	(18,574)	(102,909)
Construction in progress and other	(52,953)	(139,336)
Investment in unsecured senior notes	—	(50,000)
Proceeds from sale of unsecured senior notes	—	50,000
Other investments, net	(73,982)	(52,701)

Net cash (used for) provided by investing activities	(2,226,456)	495,530
Financing activities
Proceeds from term debt	2,355,280	1,000,000
Payments of term debt	(688,221)	(515,221)
Revolving credit facilities, net	155,089	(1,100,000)
Distributions paid	(239,211)	(160,060)
Lease deposits and other obligations to tenants	(7,467)	13,784
Proceeds from sale of common shares, net of offering costs	548,055	1,024,088
Debt issuance costs paid and other financing activities	(27,167)	(31,317)

Net cash provided by financing activities	2,096,358	231,274

Increase in cash and cash equivalents for period	89,848	895,093
Effect of exchange rate changes	15,136	4,283
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$188,224	$1,094,917

Interest paid	$131,708	$120,374
Supplemental schedule of non-cash investing activities:
(Decrease) increase in development project construction costs incurred, not paid	$(9,036)	$17,458
Supplemental schedule of non-cash financing activities:
Distributions declared, not paid	$87,519	$58,333

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,795,286	$4,317,866
Mortgage loans	1,777,555	1,060,400
Net investment in direct financing leases	695,829	648,102

Gross investment in real estate assets	8,268,670	6,026,368
Accumulated depreciation and amortization	(418,880)	(325,125)

Net investment in real estate assets	7,849,790	5,701,243
Cash and cash equivalents	188,224	83,240
Interest and rent receivables	105,817	57,698
Straight-line rent receivables	166,142	116,861
Other loans	151,709	155,721
Other assets	465,358	303,773

Total Assets	$8,927,040	$6,418,536

Liabilities and Capital
Liabilities
Debt, net	$4,832,264	$2,909,341
Accounts payable and accrued expenses	92,793	132,868
Deferred revenue	18,906	19,933
Lease deposits and other obligations to tenants	54,035	28,323
Payable due to Medical Properties Trust, Inc.	87,448	74,453

Total Liabilities	5,085,446	3,164,918
Capital
General Partner — issued and outstanding — 3,641 units at September 30, 2017 and 3,204 units at December 31, 2016	38,639	33,436
Limited Partners:
Common units — issued and outstanding — 360,443 units at September 30, 2017 and 317,310 units at December 31, 2016	3,823,360	3,308,235
LTIP units — issued and outstanding — 292 units at September 30, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss	(35,165)	(92,903)

Total MPT Operating Partnership, L.P. Capital	3,826,834	3,248,768
Non-controlling interests	14,760	4,850

Total Capital	3,841,594	3,253,618

Total Liabilities and Capital	$8,927,040	$6,418,536

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2017	2016	2017	2016
Revenues
Rent billed	$110,930	$82,387	$311,140	$234,408
Straight-line rent	17,505	9,741	46,561	26,509
Income from direct financing leases	19,115	14,678	55,307	47,181
Interest and fee income	29,030	19,749	86,776	79,756

Total revenues	176,580	126,555	499,784	387,854
Expenses
Real estate depreciation and amortization	31,915	23,876	88,994	67,850
Impairment charges	—	(80)	—	7,295
Property-related	1,519	(93)	4,000	1,592
Acquisition expenses	7,434	2,677	20,996	6,379
General and administrative	15,011	12,305	43,287	35,821

Total operating expenses	55,879	38,685	157,277	118,937

Operating income	120,701	87,870	342,507	268,917
Other income (expense)
Interest expense	(42,759)	(40,262)	(120,498)	(121,132)
Gain on sale of real estate and other asset dispositions, net	18	44,616	7,431	61,294
Earnings (loss) from equity and other interests	3,384	1,245	7,898	(2,556)
Unutilized financing fees/debt refinancing costs	(4,414)	(22,535)	(18,794)	(22,539)
Other income (expense)	481	99	1,101	(118)
Income tax expense	(530)	(490)	(783)	(1,173)

Net other expense	(43,820)	(17,327)	(123,645)	(86,224)

Income from continuing operations	76,881	70,543	218,862	182,693
Loss from discontinued operations	—	—	—	(1)

Net income	76,881	70,543	218,862	182,692
Net income attributable to non-controlling interests	(417)	(185)	(1,013)	(683)

Net income attributable to MPT Operating Partnership partners	$76,464	$70,358	$217,849	$182,009

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.21	$0.29	$0.63	$0.75
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.21	$0.29	$0.63	$0.75

Weighted average units outstanding — basic	364,315	246,230	345,076	240,607

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.21	$0.28	$0.63	$0.75
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.21	$0.28	$0.63	$0.75

Weighted average units outstanding — diluted	365,046	247,468	345,596	241,432

Dividends declared per unit	$0.24	$0.23	$0.72	$0.68

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$76,881	$70,543	$218,862	$182,692
Other comprehensive income:
Unrealized gain on interest rate swap	—	854	—	2,494
Foreign currency translation gain	17,426	4,450	57,738	10,354

Total comprehensive income	94,307	75,847	276,600	195,540
Comprehensive income attributable to non-controlling interests	(417)	(185)	(1,013)	(683)

Comprehensive income attributable to MPT Operating Partnership Partners	$93,890	$75,662	$275,587	$194,857

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
Operating activities
Net income	$218,862	$182,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,805	69,720
Amortization of deferred financing costs and debt discount	4,748	5,799
Direct financing lease interest accretion	(7,276)	(6,757)
Straight-line rent revenue	(47,678)	(27,009)
Unit-based compensation	7,148	5,832
Gain from sale of real estate and other asset dispositions, net	(7,431)	(61,294)
Impairment charges	—	7,295
Straight-line rent and other write-off	1,117	3,063
Unutilized financing fees/debt refinancing costs	18,794	22,539
Other adjustments	(7,152)	(8,398)
Changes in:
Interest and rent receivables	(14,613)	(12,790)
Accounts payable and accrued expenses	(40,378)	(12,403)

Net cash provided by operating activities	219,946	168,289
Investing activities
Cash paid for acquisitions and other related investments	(2,152,069)	(213,100)
Net proceeds from sale of real estate	64,362	198,767
Principal received on loans receivable	6,760	804,809
Investment in loans receivable	(18,574)	(102,909)
Construction in progress and other	(52,953)	(139,336)
Investment in unsecured senior notes	—	(50,000)
Proceeds from sale of unsecured senior notes	—	50,000
Other investments, net	(73,982)	(52,701)

Net cash (used for) provided by investing activities	(2,226,456)	495,530
Financing activities
Proceeds from term debt	2,355,280	1,000,000
Payments of term debt	(688,221)	(515,221)
Revolving credit facilities, net	155,089	(1,100,000)
Distributions paid	(239,211)	(160,060)
Lease deposits and other obligations to tenants	(7,467)	13,784
Proceeds from sale of units, net of offering costs	548,055	1,024,088
Debt issuance costs paid and other financing activities	(27,167)	(31,317)

Net cash provided by financing activities	2,096,358	231,274

Increase in cash and cash equivalents for period	89,848	895,093
Effect of exchange rate changes	15,136	4,283
Cash and cash equivalents at beginning of period	83,240	195,541

Cash and cash equivalents at end of period	$188,224	$1,094,917

Interest paid	$131,708	$120,374
Supplemental schedule of non-cash investing activities:
(Decrease) increase in development project construction costs incurred, not paid	$(9,036)	$17,458
Supplemental schedule of non-cash financing activities:
Distributions declared, not paid	$87,519	$58,333

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there were no material changes to these policies.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. This standard is effective for us beginning January 1, 2018, and we plan to adopt under the modified retrospective approach. We do not expect this standard to have a significant impact on our financial results upon adoption, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loans, which are specifically excluded from ASU No. 2014-09. Under ASU No. 2014-09, we do expect more transactions to qualify as sales of real estate with gains on sales being recognized earlier than under current accounting guidance, as the new guidance is based on transfer of control versus whether or not the seller has continuing involvement. Thus, we expect to record an approximate $2 million adjustment to retained earnings upon adoption of ASU No. 2014-09 to fully recognize a gain on real estate sold in prior years that was required to be deferred under existing accounting guidance.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition rather than as a business combination. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. We will adopt ASU 2017-01 on January 1, 2018 for our 2018 fiscal year. Upon adoption, we expect to recognize a majority of our real estate acquisitions as asset transactions rather than business combinations, which will result in the capitalization of third party transaction costs that are directly related to an acquisition. Indirect and internal transaction costs will continue to be expensed, but we do not expect to include these costs as an adjustment in deriving normalized funds from operations in the future. We expect this change in accounting, once adopted, may decrease our normalized funds from operations by $1 million to $2 million per quarter.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

We expect to adopt this new standard on January 1, 2019. We are continuing to evaluate this standard and the impact to us from both a lessor and lessee perspective. However, we do have leases in which we are the lessee, including ground leases, on which certain of our facilities reside, along with corporate office and equipment leases, that will be required to be recorded on our balance sheet upon adoption of this standard. From a lessor perspective, we do expect certain non-lease components (including property taxes, insurance and other operating expenses that the tenants of our facilities are required to pay pursuant to our “triple-net” leases) to be recorded gross versus net of the respective expenses upon adoption of this standard in 2019 in accordance with ASU No. 2014-09.

Variable Interest Entities

At September 30, 2017, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at September 30, 2017 are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$331,857	Mortgage and other loans	$235,287
Equity investments	$13,242	Other assets	$—

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represents the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrower or investees) that most significantly impact the VIE’s economic performance. As of September 30, 2017, we were not required to provide any material financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 7 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein, such as Ernest Health, Inc. (“Ernest”).

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Nine Months Ended September 30,
	2017	2016
Assets Acquired
Land and land improvements	$196,094	$13,602
Building	987,442	125,744
Intangible lease assets — subject to amortization (weighted average useful life 28.7 years for 2017 and 19.4 years for 2016)	128,961	10,754
Net investments in direct financing leases	40,450	63,000
Mortgage loans	700,000	—
Equity investments	100,000	—
Liabilities assumed	(878)	—

Total assets acquired	$2,152,069	$213,100
Loans repaid (1)	—	(93,262)

Total net assets acquired	$2,152,069	$119,838

(1)	$93.3 million loans advanced to Capella (now RCCH Healthcare Partners (“RCCH”)) in 2015 and repaid in 2016 as a part of the Capella Transaction discussed below.

The purchase price allocations attributable to the 2017 acquisitions and certain acquisitions made in the last quarter of 2016 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2017 Activity

Steward Transactions

On September 29, 2017, we acquired from IASIS Healthcare LLC (“IASIS”) a portfolio of ten acute care hospitals and one behavioral health facility, along with ancillary land and buildings, that are located in Arizona, Utah, Texas, and Arkansas. The portfolio is now operated by Steward Health Care System LLC (“Steward”), which separately completed its acquisition of IASIS on September 29, 2017. Our investment in the portfolio includes the acquisition of eight acute care hospitals and one behavioral health facility for approximately $700 million, the making of $700 million in mortgage loans on two acute care hospitals, and a $100 million minority equity contribution in Steward, for a combined investment of approximately $1.5 billion. The nine facilities acquired are being leased to Steward pursuant to the original long-term master lease agreement entered into in October 2016 that had an initial 15-year term with three 5-year extension options, plus annual inflation-based escalators. The terms of the mortgage loan are substantially similar to the master lease.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million. These facilities are leased to Steward, pursuant to the original long-term master lease with Steward.

MEDIAN Transactions

During the third quarter of 2017, we acquired two rehabilitation hospitals in Germany for an aggregate purchase price of €39.2 million, in addition to 11 rehabilitation hospitals in Germany that we acquired in the second quarter of 2017 for an aggregate purchase price of €127 million. These 13 properties are leased to affiliates of Median Kliniken S.a.r.l. (“MEDIAN”), pursuant to a third master lease that has a fixed term ending in August 2043 with annual escalators at the greater of one percent or 70% of German consumer price index. These acquisitions are the final properties of the portfolio of 20 properties in Germany that we agreed to acquire in July 2016 for €215.7 million, of which seven properties totaling €49.5 million closed in December 2016.

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million of which €18.6 million was paid upon closing with the remainder being paid over four years. This property is leased to affiliates of MEDIAN, pursuant to an existing master lease agreement that ends in December 2042 with annual escalators at the greater of one percent or 70% of the German consumer price index.

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

On May 1, 2017, we acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to RCCH, pursuant to the existing long-term master lease entered into with RCCH in April 2016.

From the respective acquisition dates, the properties acquired in 2017 contributed $16.7 million of revenue and $12.7 million of income (excluding related acquisition expenses and taxes) for the three months ended September 30, 2017, and $25.1 million of revenue and $18.8 million of income (excluding related acquisition expenses and taxes) for the nine months ended September 30, 2017. In addition, we expensed $5.4 million and $15.6 million of acquisition-related costs on these 2017 acquisitions for the three and nine months ended September 30, 2017, respectively.

2016 Activity

On July 22, 2016, we acquired an acute care facility in Olympia, Washington in exchange for a $93.3 million loan and an additional $7 million in cash. The property has been leased to RCCH on terms substantially similar to those of the existing long-term master lease entered into with RCCH in April 2016.

On June 22, 2016, we closed on the last property of the €688 million MEDIAN transaction, that was announced on April 29, 2015, for a purchase price of €41.6 million. Upon acquisition, this property became subject to an existing master lease between us and affiliates of MEDIAN that has a lease term ending December 2042 and annual escalators at the greater of one percent or 70% of the German consumer price index.

On May 2, 2016, we acquired an acute care hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to a new fifth master lease, which had a 15-year term with three five-year extension options, plus consumer price-indexed increases, limited to a 2% floor. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such additions will be added to the basis upon which the lessee will pay us rents. None of the additional $30 million has been funded to date.

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

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and nine months ended September 30, 2017 and 2016, as if each acquisition was completed on January 1, 2016 and January 1, 2015 for the period ended September 30, 2017 and 2016, respectively. Supplemental pro forma earnings were adjusted to exclude acquisition-related costs on consummated deals incurred. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Total revenues	$209,368	$207,898	$623,635	$622,798
Net income	$102,112	$107,863	$311,306	$307,645
Net income per share/unit — diluted	$0.28	$0.30	$0.85	$0.84

Development Activities

During the first nine months of 2017, we completed construction on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) – We completed four acute care facilities for this tenant during 2017 totaling approximately $68 million in development costs. These facilities are leased pursuant to an existing long-term master lease.

•	IMED Group (“IMED”) – Our general acute facility located in Valencia, Spain opened on March 31, 2017, and is being leased to IMED pursuant to a 30-year lease that provides for quarterly fixed rent payments beginning six months from the lease start date with annual increases of 1% beginning April 1, 2020. Our ownership in this facility is effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Our share of the aggregate purchase and development cost of this facility is approximately €21 million.

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

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2017	Estimated Completion Date
Ernest (Flagstaff, Arizona)	$28,067	$16,619	1Q 2018
Circle (Birmingham, England)	43,221	11,389	1Q 2019

	$71,288	$28,008

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

Summary of Operations for Assets Disposed in 2016

The following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from the properties which sold during 2016 (excluding loans repaid in the Capella Transaction) for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$244	$—	$7,851
Real estate depreciation and amortization	—	—	—	(1,754)
Property-related expenses	—	—	—	(114)
Other income (expense)	—	45	—	(23)

Income from real estate dispositions, net	$—	$289	$—	$5,960

Leasing Operations

At September 30, 2017, leases on two Alecto facilities, 15 Ernest facilities and 10 Prime facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Minimum lease payments receivable	$2,312,621	$2,207,625
Estimated residual values	448,098	407,647
Less: Unearned income	(2,064,890)	(1,967,170)

Net investment in direct financing leases	$695,829	$648,102

Adeptus Health

On April 4, 2017, we announced that we had agreed in principle with Deerfield Management Company, L.P. (“Deerfield”), a healthcare-only investment firm, to the restructuring in bankruptcy of Adeptus Health, a current tenant and operator of facilities representing less than 5% of our total gross assets. In furtherance of the restructuring, Adeptus Health and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on April 19, 2017. Funds advised by Deerfield acquired Adeptus Health’s outstanding bank debt and Deerfield agreed to provide additional financing, along with operational and managerial support, to Adeptus Health as part of the restructuring.

The Adeptus Health restructuring and terms of our agreement with Deerfield provided for the payment to us of 100% of the rent payable during the restructuring and the assumption by Deerfield of all our master leases and related agreements with Adeptus Health at current rental rates. Through November 3, 2017, Adeptus Health is current on its rent obligations to us.

On September 29, 2017, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”). The Plan became effective on October 2, 2017 (the “Confirmation Effective Date”). In connection with the confirmation of the Plan, Deerfield agreed that it would assume all of the master leases and related agreements between us and Adeptus Health, cure all defaults that had arisen prior to the commencement of the bankruptcy proceedings with respect to all properties, and continue to pay rent with respect to all but 16 of the 56 Adeptus Health properties according to the terms of the master leases and related agreements. Rent will remain the same, and a previously disclosed rent concession was removed from the terms. We plan to re-lease or sell the remaining 16 properties, and Adeptus Health will continue to pay rent with respect to those 16 properties until the earlier of (a) transition to a new operator is complete, (b) two years following the Confirmation Effective Date (for one facility), (c) one year following the Confirmation Effective Date (for seven facilities), (d) six months following the Confirmation Effective Date (for three facilities), and (e) three months following the Confirmation Effective Date (for five facilities). These lease or sale transactions are expected to be completed by the end of 2019. Although no assurances can be made that we will not recognize a loss in the future, we believe the sale or re-leasing of the assets related to these 16 facilities will not result in any material loss or impairment.

On April 4, 2017, we announced that our Louisiana freestanding emergency facilities then-operated by Adeptus Health (with a total budgeted investment of approximately $24.5 million) had been re-leased to Ochsner Clinic Foundation (“Ochsner”), a health care system in the New Orleans area. We incurred a non-cash charge of $0.5 million to write-off the straight-line rent receivables associated with the previous Adeptus Health lease on these properties. On October 18, 2017, Ochsner agreed to an amended and restated lease that provided for initial terms of 15 years with a 9.2% average minimum lease rate based on our total development and construction cost, as well as the addition of three five-year renewal options.

Hoboken Facility

In the first half of 2017, a subsidiary of the operator of our Hoboken facility acquired 20% of our subsidiary that owns the real estate for $10 million, which increased its interest in our real estate entity to 30%. This transaction is reflected in the non-controlling interest line of our condensed consolidated balance sheets.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2017	As of December 31, 2016
Mortgage loans	$1,777,555	$1,060,400
Acquisition loans	119,256	121,464
Working capital and other loans	32,453	34,257

	$1,929,264	$1,216,121

As of September 30, 2017, our mortgage loans consist of loans made to four operators that are secured by the real estate of 14 properties, and include the $700 million investment made on September 29, 2017, as part of the Steward Transaction. Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At September 30, 2017, acquisition loans includes $114.4 million in loans to Ernest.

Concentrations of Credit Risk

Our revenue concentration for the nine months ended September 30, 2017 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Steward (1)	$114,776	23.0%	$20,969	5.4%
Prime	94,644	18.9%	89,389	23.1%
MEDIAN	73,793	14.8%	70,242	18.1%
Ernest	53,007	10.6%	50,564	13.0%
Adeptus Health	39,638	7.9%	25,873	6.7%
RCCH	30,668	6.1%	42,776	11.0%
Other operators	93,258	18.7%	88,041	22.7%

Total	$499,784	100.0%	$387,854	100.0%

(1)	Includes approximately $21.6 million and $21 million of revenue for the nine months ended September 30, 2017 and 2016, respectively, from facilities leased to IASIS prior to it being acquired by Steward on September 29, 2017.

Revenue by U.S. State and Country

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Massachusetts	$79,741	16.0%	$—	—
Texas	74,489	14.9%	72,811	18.8%
California	49,681	9.9%	49,724	12.8%
New Jersey	32,756	6.6%	28,398	7.3%
Arizona	23,902	4.8%	17,678	4.6%
All other states	147,606	29.5%	143,289	36.9%

Total U.S.	$408,175	81.7%	$311,900	80.4%
Germany	$88,525	17.7%	$72,718	18.8%
United Kingdom, Italy, and Spain	3,084	0.6%	3,236	0.8%

Total International	$91,609	18.3%	$75,954	19.6%

Grand Total	$499,784	100.0%	$387,854	100.0%

On a total gross asset basis, which is total assets before accumulated depreciation/amortization, assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded (see Notes 9 and 10 of Item 1 on this Form 10-Q), and assumes cash on hand is fully used in these transactions, our concentration as of September 30, 2017 as compared to December 31, 2016 is as follows (dollars in thousands):

Gross Assets by Operator

	As of September 30, 2017		As of December 31, 2016
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward (1)	$3,445,379	36.8%	$1,609,583	22.5%
MEDIAN	1,209,767	12.9%	993,677	13.9%
Prime	1,118,070	12.0%	1,144,055	16.0%
Ernest	631,501	6.7%	627,906	8.8%
RCCH	506,265	5.4%	566,600	7.9%
Other operators	1,992,448	21.3%	1,900,397	26.7%
Other assets	452,505	4.9%	300,903	4.2%

Total	$9,355,935	100.0%	$7,143,121	100.0%

(1)	Includes approximately $360 million of gross assets as of December 31, 2016 related to facilities leased to IASIS prior to it being acquired by Steward on September 29, 2017.

Gross Assets by U.S. State and Country

	As of September 30, 2017		As of December 31, 2016
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Massachusetts	$1,284,156	13.7%	$1,250,000	17.5%
Texas	1,275,784	13.6%	947,443	13.3%
Utah	1,035,793	11.1%	107,151	1.5%
California	542,879	5.8%	542,889	7.6%
Arizona	498,844	5.3%	331,834	4.6%
All other states	2,506,538	26.8%	2,234,332	31.3%
Other domestic assets	397,850	4.3%	264,215	3.7%

Total U.S.	$7,541,844	80.6%	$5,677,864	79.5%
Germany	$1,556,392	16.6%	$1,281,649	17.9%
United Kingdom, Italy, and Spain	203,044	2.2%	146,920	2.1%
Other international assets	54,655	0.6%	36,688	0.5%

Total International	$1,814,091	19.4%	$1,465,257	20.5%

Grand Total	$9,355,935	100.0%	$7,143,121	100.0%

On an individual property basis, we had no investment of any single property greater than 3.8% of our total gross assets as of September 30, 2017.

4. Debt

The following is a summary of our debt (dollar amounts in thousands):

	As of September 30, 2017	As of December 31, 2016
Revolving credit facility(A)	$445,359	$290,000
Term loans	200,000	263,101
6.375% Senior Unsecured Notes due 2022:
Principal amount	350,000	350,000
Unamortized premium	1,549	1,814

	351,549	351,814
5.750% Senior Unsecured Notes due 2020(B)	—	210,340
4.000% Senior Unsecured Notes due 2022(B)	590,700	525,850
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	590,700	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	—

	$4,878,308	$2,941,105
Debt issue costs, net	(46,044)	(31,764)

	$4,832,264	$2,909,341

(A)	Includes £4 million of GBP-denominated borrowings that reflect the exchange rate at September 30, 2017.
(B)	These notes are Euro-denominated and reflect the exchange rate at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$350,000	(A)
2018	—
2019	—
2020	—
2021	445,359
Thereafter	4,081,400

Total	$4,876,759

(A)	The $350 million 6.375% Senior Unsecured Notes due 2022 were redeemed on October 7, 2017 with proceeds from our $1.4 billion 5.000% Senior Unsecured Notes due 2027.

2017 Activity

Credit Facility

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

At our election, loans under the Credit Facility may be made as either ABR Loans or Eurodollar Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.95% based on our current credit rating. The applicable margin for term loans that are Eurodollar Loans is adjustable on a sliding scale from 0.90% to 1.95% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.65% based on our current credit rating. The applicable margin for revolving loans that are Eurodollar Loans is adjustable on a sliding scale from 0.875% to 1.65% based on our current credit rating. The commitment fee is adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and is payable on the revolving loan facility. At September 30, 2017, the interest rate in effect on our term loan and revolver was 2.74% and 2.48%, respectively.

On March 30, 2017, we prepaid and extinguished the €200 million of outstanding term loans under the euro term loan facility portion of our Credit Facility. To fund such prepayment, including accrued and unpaid interest thereon, we used part of the proceeds of the 3.325% Senior Unsecured Notes due 2025 – see discussion below.

5.750% Senior Unsecured Notes due 2020

On March 4, 2017, we redeemed the €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020 and incurred a redemption premium of approximately $9 million. We funded this redemption, including the premium and accrued interest, with the proceeds of the new euro term loan (see discussion above) together with cash on hand.

3.325% Senior Unsecured Notes due 2025

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

5.000% Senior Unsecured Notes due 2027

On September 7, 2017, we completed a $1.4 billion senior unsecured notes offering (“5.000% Senior Unsecured Notes due 2027”). Interest on the notes is payable annually on April 15 and October 15 of each year, commencing on April 15, 2018. The notes pay interest in cash at a rate of 5.000% per year. The notes mature on October 15, 2027. We may redeem some or all of the notes at any time prior to October 15, 2022 at a “make whole” redemption price. On or after October 15, 2022, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to October 15, 2020, we may redeem up to 40% of the notes at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used a portion of the net proceeds from the 5.000% Senior Unsecured Notes due 2027 offering to redeem the $350 million aggregate principal amount of our 6.375% Senior Unsecured Notes due 2022. The notes were repaid on October 7, 2017, and we will incur a debt refinancing charge of approximately $14 million in the fourth quarter of 2017, consisting of an $11.2 million redemption premium along with the write-off of the unamortized premium and deferred debt issuance costs associated with the redeemed notes.

Furthermore, the completion of the 5.000% Senior Unsecured Notes due 2027 offering resulted in the cancellation of the $1.0 billion term loan facility commitment from JP Morgan Chase Bank, N.A. that we received to assist in funding the September 2017 Steward transaction. With this commitment, we paid $5.2 million of underwriting and other fees, which we fully expensed upon the cancellation of the commitment.

Other

On September 29, 2017, we prepaid the principal amount of the mortgage loan on our property in Kansas City, Missouri at par in the amount of $12.9 million. To fund such prepayment, including accrued and unpaid interest thereon, we used borrowings from the revolving credit facility portion of our Credit Facility.

With the replacement of our old credit facility, the redemption of the 5.750% Senior Unsecured Notes due 2020, the payoff of our €200 million euro term loan, the cancellation of the $1.0 billion term loan facility commitment, and the payment of our $12.9 million mortgage loan, we incurred a debt refinancing charge of $18.8 million in the first nine months of 2017.

2016 Activity

5.250% Senior Unsecured Notes due 2026

On July 22, 2016, we completed a $500 million senior unsecured notes offering (“5.250% Senior Unsecured Notes due 2026”). Interest on the notes is payable on February 1 and August 1 of each year. Interest on the notes is to be paid in cash at a rate of 5.25% per year. The notes mature on August 1, 2026. We may redeem some or all of the notes at any time prior to August 1, 2021 at a “make whole” redemption price. On or after August 1, 2021, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 105.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from the 5.250% Senior Unsecured Notes due 2026 offering to redeem our $450 million 6.875% Senior Unsecured Notes due 2021. This redemption resulted in a $22.5 million debt refinancing charge during the 2016 third quarter, consisting of a $15.5 million redemption premium along with the write-off of deferred debt issuance costs associated with the redeemed notes.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“FFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2017, the dividend restriction was 95% of normalized adjusted FFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of FFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2017, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

2017 Activity

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 5.6 million shares) of our common stock, resulting in net proceeds of approximately $548 million, after deducting offering expenses.

2016 Activity

On September 30, 2016, we completed an underwritten public offering of 57.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 7.5 million shares) of our common stock, resulting in net proceeds of $799.5 million, after deducting estimated offering expenses.

During the nine months ended September 30, 2016, we sold approximately 15 million shares of common stock under an at-the-market equity offering program, resulting in net proceeds of approximately $224 million, after deducting approximately $2.8 million of commissions. There is no availability under this equity offering program at September 30, 2017.

MPT Operating Partnership, L.P.

At September 30, 2017, the Company has a 99.89% ownership interest in the Operating Partnership with the remainder owned by three other partners, two of whom are employees and one of whom is the estate of a former director. During the nine months ended September 30, 2017 and 2016, the Operating Partnership issued approximately 43.1 million units and approximately 72.5 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 3.3 million shares remain available for future stock awards as of September 30, 2017. Share-based compensation expense totaled $7.1 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively, of which $0.4 million relates to the acceleration of vestings on time-based awards previously granted to three former board members.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	September 30, 2017		December 31, 2016
	Book	Fair	Book	Fair
Asset (Liability)	Value	Value	Value	Value
Interest and rent receivables	$105,817	$105,803	$57,698	$57,707
Loans (1)	1,698,866	1,722,912	986,987	1,017,428
Debt, net	(4,832,264)	(5,032,821)	(2,909,341)	(2,966,759)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At September 30, 2017, these amounts were as follows (in thousands):

	Fair		Asset Type
Asset Type	Value	Cost	Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Acquisition and other loans	115,398	115,398	Other loans
Equity investments	3,300	3,300	Other assets

	$233,698	$233,698

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at September 30, 2017.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(51)
- 100 basis points	51

Because the fair value of Ernest investments noted above approximate their original cost, we did not recognize any unrealized gains/losses during the first nine months of 2017 or 2016. To date, we have not received any distribution payments from our equity investment in Ernest.

8. Earnings Per Share/Common Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$76,881	$70,543
Non-controlling interests’ share in net income	(417)	(185)
Participating securities’ share in earnings	(82)	(154)

Net income, less participating securities’ share in earnings	$76,382	$70,204

Denominator:
Basic weighted-average common shares	364,315	246,230
Dilutive potential common shares	731	1,238

Dilutive weighted-average common shares	365,046	247,468

	For the Nine Months Ended September 30,
	2017	2016
Numerator:
Income from continuing operations	$218,862	$182,693
Non-controlling interests’ share in continuing operations	(1,013)	(683)
Participating securities’ share in earnings	(307)	(430)

Income from continuing operations, less participating securities’share in earnings	217,542	181,580
Loss from discontinued operations attributable to MPT common stockholders	—	(1)

Net income, less participating securities’ share in earnings	$217,542	$181,579

Denominator:
Basic weighted-average common shares	345,076	240,607
Dilutive potential common shares	520	825

Dilutive weighted-average common shares	345,596	241,432

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$76,881	$70,543
Non-controlling interests’ share in net income	(417)	(185)
Participating securities’ share in earnings	(82)	(154)

Net income, less participating securities’ share in earnings	$76,382	$70,204

Denominator:
Basic weighted-average units	364,315	246,230
Dilutive potential units	731	1,238

Dilutive weighted-average units	365,046	247,468

	For the Nine Months Ended September 30,
	2017	2016
Numerator:
Income from continuing operations	$218,862	$182,693
Non-controlling interests’ share in continuing operations	(1,013)	(683)
Participating securities’ share in earnings	(307)	(430)

Income from continuing operations, less participating securities’ share in earnings	217,542	181,580
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	(1)

Net income, less participating securities’ share in earnings	$217,542	$181,579

Denominator:
Basic weighted-average units	345,076	240,607
Dilutive potential units	520	825

Dilutive weighted-average units	345,596	241,432

9. Commitments and Contingencies

Commitments

On September 28, 2016, we entered into a definitive agreement to acquire one acute care hospital in Washington for a purchase price of approximately $17.5 million. Upon closing, this facility will be leased to RCCH, pursuant to the current long-term master lease. Closing of the transaction, which is expected to be completed no later than the first quarter of 2018, is subject to customary real estate, regulatory and other closing conditions.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

On October 5, 2017, we entered into definitive agreements to acquire three rehabilitation hospitals in Germany for an aggregate purchase price to us of approximately €80 million. Upon closing, the facilities will be leased to MEDIAN, pursuant to a new long-term master lease. The lease will begin on the day the first property is funded, and the term will be 27 years from the funding date of the third property. The lease provides for increases of the greater of 1% or 70% of the change in German CPI. Closing of the transaction, which is expected to begin during the fourth quarter of 2017, is subject to customary real estate, regulatory and other closing conditions.

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain, and Italy) political, economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the RCCH and MEDIAN transactions described in Notes 9 and 10) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability and willingness to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes (particularly in light of current tax reform considerations);

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain, and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, counterparties to interest rate swaps and other hedged transactions and institutions that may hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2016 Annual Report on Form 10-K, for a discussion of our critical accounting policies, which include revenue recognition, investment in real estate, purchase price allocation, loans, losses from rent receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2017, there were no material changes to these policies.

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under

Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our TRSs, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At September 30, 2017, our portfolio consisted of 271 properties leased or loaned to 30 operators, of which two are under development and 14 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2017	% of Total	As of December 31, 2016	% of Total
Real estate owned (gross)	$6,463,107	72.4%	$4,912,320	76.6%
Mortgage loans	1,777,555	19.9%	1,060,400	16.5%
Other loans	151,709	1.7%	155,721	2.4%
Construction in progress	28,008	0.3%	53,648	0.8%
Other assets	506,661	5.7%	236,447	3.7%

Total assets (1)	$8,927,040	100.0%	$6,418,536	100.0%

(1)	Includes $1.8 billion and $1.3 billion of healthcare real estate assets in Europe at September 30, 2017 and December 31, 2016, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

Revenue by property type:

	For the Three Months Ended September 30, 2017	% of Total	For the Three Months Ended September 30, 2016	% of Total
General Acute Care Hospitals (1)	$119,572	67.7%	$78,622	62.1%
Rehabilitation Hospitals	46,485	26.3%	37,075	29.3%
Long-term Acute Care Hospitals	10,523	6.0%	10,858	8.6%

Total revenue	$176,580	100.0%	$126,555	100.0%

	For the Nine Months Ended September 30, 2017	% of Total	For the Nine Months Ended September 30, 2016	% of Total
General Acute Care Hospitals (1)	$341,640	68.4%	$238,600	61.5%
Rehabilitation Hospitals	125,829	25.2%	113,463	29.3%
Long-term Acute Care Hospitals	32,315	6.4%	35,791	9.2%

Total revenue	$499,784	100.0%	$387,854	100.0%

(1)	Includes three medical office buildings.

We have 62 employees as of November 3, 2017. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended September 30, 2017 Compared to September 30, 2016

Net income for the three months ended September 30, 2017, was $76.5 million, compared to $70.4 million for the three months ended September 30, 2016. This increase is due to additional revenue from the Steward and MEDIAN investments made in the fourth quarter of 2016 and during the first nine months of 2017, partially offset by increased depreciation and acquisition expense and $44.6 million of gains on real estate and other asset dispositions in the 2016 third quarter. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $120.6 million, or $0.33 per diluted share for the 2017 third quarter as compared to $75.1 million, or $0.30 per diluted share for the 2016 third quarter. This 61% increase in FFO per share is primarily due to the increase in revenue from our new investments made since September 2016, partially offset by more shares outstanding in 2017 from the May 2017 equity offering.

A comparison of revenues for the three month periods ended September 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017	% of Total	2016	% of Total	Year over Year Change
Rent billed	$110,930	62.8%	$82,387	65.1%	34.6%
Straight-line rent	17,505	9.9%	9,741	7.7%	79.7%
Income from direct financing leases	19,115	10.8%	14,678	11.6%	30.2%
Interest and fee income	29,030	16.5%	19,749	15.6%	47.0%

Total revenues	$176,580	100.0%	$126,555	100.0%	39.5%

Our total revenue for the 2017 third quarter is up $50.0 million or 39.5% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $36.3 million over the prior year of which $32.6 million is incremental revenue from acquisitions made after September 30, 2016, $4.2 million is incremental revenue from development properties that were completed and put into service in late 2016 and 2017, $1.3 million is incremental revenue from capital additions made to existing facilities in late 2016 and 2017, and $2.0 million is due to an increase in exchange rates. These increases were partially offset by $1.8 million of lower revenue related to dispositions.

•	Income from direct financing leases – up $4.4 million over the prior year of which $0.3 million is from our annual escalation provisions in our leases, $1.1 million is incremental revenue from acquisitions made after September 30, 2016, and $3.0 million relates to the conversion of certain Prime facilities, valued at approximately $100 million, in 2016 from mortgage loans into direct financing leases.

•	Interest from loans – up $9.3 million over the prior year of which $0.4 million is from our annual escalation provisions in our loans, $11.5 million is incremental revenue from new loans (primarily Steward mortgage loans) made after September 30, 2016. This increase was partially offset by $0.5 million of lower revenue from loans that were repaid in 2016 and $2.2 million of lower revenue related to the conversion of certain Prime facilities, valued at approximately $100 million, from mortgage loans to direct financing leases post September 30, 2016.

Real estate depreciation and amortization during the third quarter of 2017 increased to $31.9 million from $23.9 million in 2016, due to the incremental depreciation from the properties acquired since September 30, 2016 and the development properties completed in 2016 and 2017.

Property expenses for the 2017 third quarter increased $1.6 million from the prior year quarter as the 2016 third quarter included $0.9 million reimbursement for property expenses incurred in multiple previous periods from the tenant of our Twelve Oaks facility.

Acquisition expenses increased from $2.7 million in 2016 to $7.4 million in 2017 primarily as a result of the Steward and MEDIAN acquisitions in 2017, including approximately $2.3 million of real estate transfer taxes.

General and administrative expenses totaled $15.0 million for the 2017 third quarter, which is 8.5% of total revenues, down from 9.7% of total revenues in prior year third quarter. The drop in general and administrative expenses as a percentage of revenue is primarily due to our business model as we can generally increase our revenue significantly without increasing our head count and related expenses at the same rate. On a dollar basis, general and administrative expenses were up $2.7 million from the prior year third quarter due primarily to the growth of our company, including increases in travel, international administration, costs associated with opening a European office, and compensation related to increased headcount.

Interest expense, for the quarters ended September 30, 2017 and 2016, totaled $42.8 million and $40.3 million, respectively. This increase is primarily related to the higher average debt balance for the 2017 quarter compared to the prior year to fund our acquisition activity. The impact on interest expense from the higher debt balance was partially offset by lower interest rates year-over-year. Our weighted-average interest rate was 4.6% for the quarter ended September 30, 2017, compared to 5.2% in 2016.

With the redemption of the $450 million in senior unsecured notes during the quarter ended September 30, 2016, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium). During the 2017 third quarter, we incurred $4.4 million of charges primarily related to structuring and underwriting fees associated with the termination of the short-term loan commitment we made in anticipation of the Steward acquisition.

During the three months ended September 30, 2016, we sold three HealthSouth properties resulting in a net gain on sale of approximately $45 million (see Note 3 to Item 1 of this Form 10-Q for further details).

Earnings from our equity interests was $3.4 million for the 2017 third quarter, up $2.1 million from the prior year primarily related to our increased ownership in and the improved operating results of the operator of our Hoboken facility, along with our first quarter to generate income on our IMED investment.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. Income tax expense of $0.5 million for the three months ended September 30, 2017, was primarily due to $1.1 million of foreign tax expense related to our German investments offset partially by $0.6 million of tax benefit recognized on approximately $2 million of acquisition costs incurred on our European investments.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in many entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S and certain of our international net deferred tax assets at September 30, 2017. In the future, if we determine that it is more likely than not that we will realize our U.S. and foreign net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

Nine Months Ended September 30, 2017 Compared to September 30, 2016

Net income for the nine months ended September 30, 2017, was $217.8 million compared to net income of $182.0 million for the nine months ended September 30, 2016, primarily due to additional revenue from the MEDIAN, Steward, and RCCH investments made in the fourth quarter of 2016 and the first nine months of 2017, incremental revenue from completed development projects and increased income from our equity investments, partially offset by higher depreciation expense from investments made subsequent to September 30, 2016, increased acquisition and travel expense due to more foreign investments, and approximately $54 million in higher gains on sale of properties in the first nine months of 2016. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $340.1 million, or $0.98 per diluted share for the first nine months in 2017 as compared to $234.1 million, or $0.97 per diluted share for the first nine months of 2016. This 45.3% increase in FFO is primarily due to the increase in revenue from acquisitions and completed development projects made since September 2016, while FFO per share is only slightly higher in the first nine months of 2017 compared to prior year due to more shares outstanding from the September 2016 and May 2017 equity offerings.

A comparison of revenues for the nine month periods ended September 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017	% of Total	2016	% of Total	Year over Year Change
Rent billed	$311,140	62.3%	$234,408	60.4%	32.7%
Straight-line rent	46,561	9.3%	26,509	6.8%	75.6%
Income from direct financing leases	55,307	11.1%	47,181	12.2%	17.2%
Interest and fee income	86,776	17.3%	79,756	20.6%	8.8%

Total revenues	$499,784	100.0%	$387,854	100.0%	28.9%

Our total revenue for the first nine months of 2017 is up $111.9 million or 28.9% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) – up $96.8 million over the prior year of which $0.4 million is from our annual escalation provisions in our leases, $83.1 million is incremental revenue from acquisitions made after September 30, 2016, $16.2 million is incremental revenue from development properties that were completed and put into service in 2016 and 2017, $2.7 million is incremental revenue from capital additions made to existing facilities in 2017 and 2016, $5.6 million relates to the conversion of certain RCCH facilities in 2016 from direct financing leases into operating leases, and a $0.5 million straight-line rent write-off related to our Corinth facility in the 2016 second quarter. These increases are partially offset by $8.5 million of lower revenue related to dispositions, $1.1 million of straight-line rent write-offs in 2017 related to three Adeptus facilities re-leased to Ochsner and the sale of our Muskogee property, and foreign currency fluctuations.

•	Income from direct financing leases – up $8.1 million over the prior year of which $0.6 million is from our annual escalation provisions in our leases, $3.7 million is incremental revenue from acquisitions made after September 30, 2016, $9.0 million relates to the conversion of certain Prime facilities in 2016 from mortgage loans to direct financing leases, and a $2.6 million write-off in 2016 related to the RCCH facilities that converted from direct financing leases into operating leases. These increases were partially offset by $7.8 million of lower revenue related to those RCCH facilities that converted from direct financing leases into operating leases in the first half of 2016.

•	Interest from loans – up $7.0 million over the prior year of which $1.1 million is from annual escalation provisions and $34.0 million is incremental revenue from new loans (primarily Steward mortgage loans) made after September 30, 2016. These increases were partially offset by $21.6 million in less interest revenue earned in 2017 from loans that were repaid in 2016 (primarily from Capella Transaction) and $6.5 million of lower interest revenue related to the conversion of certain Prime facilities, valued at approximately $100 million, from mortgage loans to direct financing leases post September 30, 2016.

Real estate depreciation and amortization during the first nine months of 2017 increased to $89.0 million from $67.9 million in the same period of 2016, primarily due to the incremental depreciation from the properties acquired and the development properties completed in 2016 and 2017. In the 2016 second quarter, we accelerated the amortization of the lease intangible asset related to our Corinth facility resulting in $1.1 million of additional expense.

Property expenses for the first nine months of 2017 increased $2.4 million compared to 2016. This increase is primarily due to the reimbursement to us in the 2016 third quarter of $0.8 million by the tenant of our Twelve Oaks facility for property expenses incurred in previous periods.

Acquisition expenses increased from $6.4 million in 2016 to $21.0 million in 2017 primarily as a result of the MEDIAN and Steward acquisitions in 2017, including $11.7 million of real estate transfer taxes incurred on the MEDIAN acquisitions.

General and administrative expenses in the first nine months of 2017 totaled $43.3 million, which is 8.7% of revenues down from 9.2% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $7.5 million from the prior year first nine months due primarily to increases in travel, international administration, costs associated with opening a European office, compensation related to increased headcount and public company board expenses.

During the nine months ended September 30, 2017, we sold the Muskogee, Oklahoma facility resulting in a net gain on sale of real estate of $7.4 million, while in the first nine months of 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $61.3 million and impairment charges of $7.3 million (see Note 3 to Item 1 of this Form 10-Q for further details).

Earnings from our equity interests increased from a loss of $2.6 million in 2016 to a gain of $7.9 million in 2017. The loss in 2016 includes $5.3 million of acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties. In addition, 2017 includes $4.7 million of additional income related to our increased ownership in and improved operating results of the operator of our Hoboken facility, along with additional income from our IMED investment in the 2017 third quarter.

Interest expense remained relatively flat year-over-year as we incurred $120.5 million for the first nine months of 2017 compared to $121.1 million for the first nine months of 2016. Our average debt balance for 2017 has been higher than 2016 due to continued growth of the company; however, its impact on interest expense has been more than offset by lower interest rates. Our weighted-average interest rate for the first nine months of 2017 was 4.6% versus 4.9% in the same period for 2016.

With the redemption of the $450 million in senior unsecured notes, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium) during the first nine months of 2016. During the first nine months of 2017, we incurred $18.8 million of debt refinancing charges related to the replacement of our credit facility, the payoff of our €200 million euro loan, the prepayment of our $12.9 million term loan, and structuring and underwriting fees associated with the termination of the short-term loan commitment we made in anticipation of the Steward acquisition (see Note 4 to Item 1 of this Form 10-Q for further details).

Income tax expense for the nine months ended September 30, 2017 decreased by $390 thousand from the same period in 2016 primarily due to $1.7 million of benefit recognized on approximately $10.7 million of acquisition costs incurred on our European investments in 2017. This tax benefit recognized in 2017 was offset by additional tax expense from our international investments, which were not realized in 2016 due to a valuation allowance position. These valuation allowances were released in the 2016 fourth quarter.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
FFO information:
Net income attributable to MPT common stockholders	$76,464	$70,358	$217,849	$182,009
Participating securities’ share in earnings	(82)	(154)	(307)	(430)

Net income, less participating securities’ share in earnings	$76,382	$70,204	$217,542	$181,579
Depreciation and amortization	32,618	24,374	90,744	69,181
Gain on sale of real estate	(18)	(44,515)	(7,431)	(67,168)

Funds from operations	$108,982	$50,063	$300,855	$183,592
Write-off of straight line rent and other	—	—	1,117	3,063
Transaction costs from non-real estate dispositions .	—	(101)	—	5,874
Acquisition expenses, net of tax benefit	7,166	2,689	19,350	11,723
Impairment charges	—	(80)	—	7,295
Unutilized financing fees / debt refinancing costs	4,414	22,535	18,794	22,539

Normalized funds from operations	$120,562	$75,106	$340,116	$234,086

Per diluted share data:
Net income, less participating securities’ share in earnings	$0.21	$0.28	$0.63	$0.75
Depreciation and amortization	0.09	0.10	0.26	0.29
Gain on sale of real estate	—	(0.18)	(0.02)	(0.28)

Funds from operations	$0.30	$0.20	$0.87	$0.76
Write-off of straight line rent and other	—	—	—	0.01
Transaction costs from non-real estate dispositions .	—	—	—	0.03
Acquisition expenses, net of tax benefit	0.02	0.01	0.06	0.05
Impairment charges	—	—	—	0.03
Unutilized financing fees / debt refinancing costs	0.01	0.09	0.05	0.09

Normalized funds from operations	$0.33	$0.30	$0.98	$0.97

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

	As of September 30, 2017	As of December 31, 2016
Total Assets	$8,927,040	$6,418,536
Add:
Binding real estate commitments on new investments(1)	112,012	288,647
Unfunded amounts on development deals and commenced capital improvement projects(2)	86,227	194,053
Accumulated depreciation and amortization	418,880	325,125
Less:
Cash and cash equivalents	(188,224)	(83,240)

Total Gross Assets	$9,355,935	$7,143,121

(1)	Reflects post September 30, 2017 commitments, including one RCCH facility and three facilities in Germany, and post December 31, 2016 transactions and commitments, including two RCCH facilities and 14 facilities in Germany.
(2)	Includes $63.9 million and $109.1 million of unfunded amounts on ongoing development projects and $22.3 million and $84.9 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of September 30, 2017 and December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2017 Cash Flow Activity

During the nine months ended September 30, 2017, we generated $219.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $239.2 million.

Certain investing and financing activities in 2017 included:

a) On February 1, 2017, we replaced our credit facility with a new facility resulting in a $50 million reduction in our U.S. dollar term loan and a new €200 million term loan;

b) On March 4, 2017, we redeemed our 5.750% Senior Unsecured Notes due 2020 for €200 million plus a redemption premium using proceeds from our €200 million term loan and cash on hand;

c) On March 24, 2017, we completed a €500 million senior unsecured notes offering and used a portion of the proceeds to pay off our €200 million term loan, and the remaining proceeds were used to acquire 12 facilities leased to MEDIAN for €146.4 million;

d) On March 31, 2017, we sold the EASTAR Health System real estate in Muskogee, Oklahoma for approximately $64 million;

e) On May 1, 2017, we completed an underwritten public offering of 43.1 million shares resulting in net proceeds of approximately $548 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (leased to Steward), a facility in Idaho for $87.5 million (leased to RCCH) and two other facilities for $40 million (leased to Alecto);

f) On September 7, 2017, we completed a senior unsecured notes offering for $1.4 billion and used a portion of the proceeds to redeem our 6.375% Senior Unsecured Notes due 2022 in October 2017 for $350 million plus a redemption premium, and the remaining proceeds, along with borrowings from our revolving credit facility, were used to acquire 11 facilities and ancillary properties leased to Steward for $1.4 billion and to make a $100 million equity investment in Steward; and

g) On September 29, 2017, we prepaid our Northland mortgage loan in the amount of $12.9 million.

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

b) On April 30, 2016, we closed on the Capella Transaction (as further discussed in Note 3 to Item 1 of this Form 10-Q) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare bonds in June 2016.

c) On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute for $71 million.

d) On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million.

e) On July 13, 2016, we completed a new $500 million senior unsecured notes offering. We used the net proceeds from this offering to redeem our $450 million 6.875% Senior Unsecured Notes due 2021, which was completed on August 12, 2016. Net proceeds from the notes offering after redemption approximated $19 million, and we incurred a one-time charge of $22.5 million related to the redemption (see Note 4 to Item 1 of this Form 10-Q for further details).

f) On July 20, 2016, we sold three facilities leased to HealthSouth for $111.5 million, and

g) We sold 82.7 million shares (including 10.3 million sold to Cerberus affiliates on October 7, 2016) through our at-the-market equity offering program, a public equity offering and a private placement generating proceeds of approximately $1.2 billion.

Short-term Liquidity Requirements: As of November 3, 2017 (and after the redemption of the $350 million 6.375% Senior Unsecured

Notes due 2022 on October 7, 2017), we do not have any debt principal payments due until the revolving credit facility comes due in

2021, which we can extend for an additional 12 months — see debt maturity schedule below. At November 3, 2017, our availability under our revolving credit facility plus cash on-hand approximated $0.7 billion. We believe this liquidity and our current monthly cash receipts from rent and loan interest is sufficient to fund our operations, debt and interest obligations, the expected funding requirements on our development projects, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements: Exclusive of the revolving credit facility (which we can extend for an additional year to February

2022) and after the redemption of the $350 million 6.375% Senior Unsecured Notes due 2022, we do not have any debt principal payments due over the next five years (see debt maturity schedule below). With our liquidity at November 3, 2017 of approximately $0.7 billion along with our current monthly cash receipts from rent and loan interest, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and the expected funding requirements on our development projects currently.

However, in order to fund our investment strategies, while maintaining a prudent leverage ratio, and to fund debt maturities coming due in 2022 and later years, additional capital will be needed, and we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	entering into joint venture arrangements,

•	proceeds from strategic property sales,

•	sale of equity securities,

•	amending or entering into new bank term loans,

•	issuing of new USD or EUR denominated debt securities, including senior unsecured notes, and/or

•	placing new secured loans on real estate located in the U.S. and/or Europe.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of September 30, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2017	$350,000	(A)
2018	—
2019	—
2020	—
2021	445,359
Thereafter	4,081,400

Total	$4,876,759

(A)	The $350 million 6.375% Senior Unsecured Notes due 2022 were redeemed on October 7, 2017 with proceeds from our $1.4 billion 5.000% Senior Unsecured Notes due 2027.

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For the nine months ended September 30, 2017, changes to our debt related contractual obligations included the issuance of our new Credit Facility, the 3.325% Senior Unsecured Notes due 2025, and the 5.000% Senior Unsecured Notes due 2027, along with redemption of our 5.750% Senior Unsecured Notes due 2020 and prepayment of our $12.9 million term loan. Subsequent to September 30, 2017, we redeemed our 6.375% Senior Unsecured Notes due 2022. See Note 4 of Item 1 of this Form 10-Q for more detailed information.

The following table updates our contractual obligations schedule for the debt activity, described above, for the nine months ended September 30, 2017 along with the post September 30, 2017 early redemption of our 6.375% Senior Unsecured Notes due 2022 (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Revolving credit facility (1)	$14,287	$28,574	$450,122	$—	$492,983
Term loan	5,556	11,127	207,444	—	224,127
3.325% Senior Unsecured Notes due 2025	19,641	39,282	39,282	649,622	747,827
5.750% Senior Unsecured Notes due 2020	—	—	—	—	—
6.375% Senior Unsecured Notes due 2022	364,381	—	—	—	364,381
5.000% Senior Unsecured Notes due 2027	39,667	140,000	140,000	1,785,000	2,104,667

(1)	As of September 30, 2017, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at September 30, 2017 remain in effect through maturity.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2017:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2017, our outstanding debt totaled $4.8 billion, which consisted of fixed-rate debt of $4.2 billion and variable rate debt of $0.6 billion. If market interest rates increase by 1%, the fair value of our debt at September 30, 2017 would decrease by $8.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.6 billion, the balance of such variable rate debt at September 30, 2017.

Foreign Currency Sensitivity

With our investments in Germany and throughout Europe, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2017 and on an annualized basis, if the euro exchange rate were to change by 5%, our FFO would change by approximately $4.0 million. Based solely on operating results to-date in 2017 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

Item 4.	Controls and Procedures.

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

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

Our revenues are dependent upon our relationship with and success of our largest tenants, Steward, Prime, MEDIAN, Ernest, RCCH and Adeptus Health.

As of September 30, 2017, affiliates of Steward, MEDIAN, Prime, Ernest, RCCH and Adeptus Health represented 36.8%, 12.9%, 12.0%, 6.7%, 5.4% and 4.5%, respectively, of our total gross assets (which consist primarily of real estate leases and mortgage loans).

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

Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow via acquisitions in a short time frame like Steward, Prime, Adeptus Health and others.

In May 2017, Prime advised that it would be delayed in furnishing its 2016 financial statements to its lenders and that it would take a significant write-down to its accounts receivables. Prime has received a notice of default from its lenders related to its failure to furnish its 2016 financials on a timely basis. As a result of these developments, S&P has downgraded Prime’s corporate credit rating and senior secured term loan credit rating. These financial and operational setbacks affecting Prime may adversely impact its ability to make required lease and interest payments to us.

The ability of our tenants and operators to integrate newly acquired businesses into their existing operational, financial reporting and collection systems is critical towards ensuring their continued success. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted whether it be through write-offs of uncollectible accounts receivable (similar to Prime’s expected write-offs) or even insolvency in certain extreme cases.

Any further adverse result to any of Steward, Prime, MEDIAN, Ernest, RCCH or Adeptus Health in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us. If any further one of these tenants files for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In addition, in a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. If we are ultimately required to find one or more tenant-operators to lease one or more properties currently leased by such tenant, we may face delays and increased costs in locating a suitable replacement tenant. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

(a)	None.

(b)	None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1*	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.1*	Joinder and Amendment to Master Lease Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.2*	Joinder and Amendment to Real Estate Loan Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1*	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.1*	Joinder and Amendment to Master Lease Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.2*	Joinder and Amendment to Real Estate Loan Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

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

Date: November 9, 2017