Form 10-K
period 2017-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2018-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Medical Properties Trust, Inc.    Yes  ☒    No  ☐                MPT Operating Partnership, L.P.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Medical Properties Trust, Inc.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

MPT Operating Partnership, L.P.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

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

Medical Properties Trust, Inc.    Yes  ☐        No  ☒                MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the 361,010,288 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $4,646,202,407 based upon the last reported sale price of $12.87 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 28, 2018, 364,694,865 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2017, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to acquire or develop additional facilities in the United States (“U.S.”) or Europe;

•	availability of suitable facilities to acquire or develop;

•	our ability to enter into, and the terms of, our prospective leases and loans;

•	our ability to raise additional funds through offerings of debt and equity securities, joint venture arrangements, and/or property disposals;

•	our ability to obtain future financing arrangements;

•	estimates relating to, and our ability to pay, future distributions;

•	our ability to service our debt and comply with all of our debt covenants;

•	our ability to compete in the marketplace;

•	lease rates and interest rates;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our facilities, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) political, economic, business, real estate, and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the RCCH Healthcare Partners (“RCCH”) transaction described in Note 8 to Item 8 of this Annual Report on Form 10-K) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;

•	acquisition and development risks;

•	potential environmental contingencies and other liabilities;

•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;

•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;

•	our ability to attract and retain qualified personnel;

•	changes in foreign currency exchange rates;

•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and

•	U.S. national and local economic conditions, as well as conditions in Europe and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Overview

We are a self-advised real estate investment trust (“REIT”) focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for acquisition and working capital purposes. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenants’ profits and losses.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the U.S. and Europe. At December 31, 2017 and 2016, our total assets were made up of the following (dollars in thousands):

	2017		2016
Real estate owned (gross)	$6,595,252	73.1%	$4,912,320	76.6%
Mortgage loans	1,778,316	19.7%	1,060,400	16.5%
Other loans	150,209	1.7%	155,721	2.4%
Construction in progress	47,695	0.5%	53,648	0.8%
Other	448,816	5.0%	236,447	3.7%

Total(1)	$9,020,288	100.0%	$6,418,536	100.0%

(1)	Includes $1.8 billion and $1.2 billion of healthcare real estate owned and other assets in Europe in 2017 and 2016, respectively.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2017		2016		2015
General Acute Care Hospitals	$488,764	69.4%	$344,523	63.7%	$255,029	57.7%
Inpatient Rehabilitation Hospitals	173,149	24.6%	149,964	27.7%	134,198	30.4%
Long-Term Acute Care Hospitals	42,832	6.0%	46,650	8.6%	52,651	11.9%

Total revenue(1)	$704,745	100.0%	$541,137	100.0%	$441,878	100.0%

(1)	Includes $127.6 million and $101.6 million in revenue (primarily from rehabilitation facilities) from the healthcare real estate assets in Europe in 2017 and 2016, respectively.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2017, 2016 and 2015. More information is available on the Internet at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 28, 2018, our portfolio consisted of 275 properties: 253 facilities are leased to 31 tenants, two are under development, 15 are in the form of mortgage loans to four operators, and five properties are Adeptus Health, Inc. (“Adeptus Health”) transition properties not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Our facilities consist of 161 general acute care hospitals, 97 inpatient rehabilitation hospitals, and 17 long-term acute care hospitals (“LTACHs”).

At February 28, 2018, no single property accounted for more than 3.7% of our total gross assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain similar economic returns as our net leases. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•	General acute care — provide inpatient care for the treatment of acute conditions and manifestations of chronic conditions. They also provide ambulatory care through hospital outpatient departments and emergency rooms.

•	Inpatient rehabilitation — provide rehabilitation to patients with various neurological, musculoskeletal orthopedic and other medical conditions following stabilization of their acute medical issues.

•	Long-term acute care — specialty-care hospital designed for patients with serious medical problems that require intense, special treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

Diversification

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe. See below for investment and revenue concentration in the U.S. and our global concentration at December 31, 2017:

(1)	Represents investment concentration as a percentage of gross real estate assets, other loans, and equity investments assuming all binding real estate commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects at December 31, 2017 are fully funded (as more fully described in the section titled “Non-GAAP Financial Measures” in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K).

We continue to believe that Europe represents an attractive market in which to invest, particularly in Germany. Germany is an attractive investment opportunity for us given its strong macroeconomic position and healthcare environment. Germany’s Gross Domestic Product (“GDP”), which is approximately $3.5 billion according to World Bank 2016 data, has been relatively more stable than other countries in the European Union due to Germany’s stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises

(which employ 61% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 3.6% as of December 2017, which is significantly less than the 8.7% unemployment rate in the European Union as of December 2017, according to Eurostat.

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

United States

Healthcare is the single largest industry in the U.S. based on GDP. According to the National Health Expenditures report dated July 2017 by the CMS: (i) national health expenditures are projected to grow 5.4% in 2017; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2017 through 2025, is anticipated to be 5.6%; and (iii) the healthcare industry is projected to represent 19.9% of U.S. GDP by 2025.

Germany

The healthcare industry is also the single largest industry in Germany. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.0% of its total GDP according to the Organization for Economic Co-operation and Development’s 2013 data.

The German rehabilitation market (which includes the majority of our facilities in Germany) serves a broader scope of treatment with over 1,233 rehabilitation facilities (compared to 1,165 in the U.S.) and 208.5 beds per 100,000 population (compared to 114.7 in the U.S.). Approximately 90% of the payments in the German healthcare system come from governmental sources. The largest payor category is the public pension fund system representing 39% of payments. Public health insurance and payments for government employees represent 46% of payments. The balance of the payments into the German rehabilitation market come from a variety of sources including private pay and private insurance. One particular focus area of investors in the German market is the healthcare industry because the German Social Code mandates universal access, coverage and a high standard of care, thereby creating a robust healthcare dynamic in the country. Germany spends approximately 7.4% of health spending for inpatient facilities on prevention and rehabilitation facilities.

United Kingdom

Healthcare services in the United Kingdom are provided through the National Health Service (“NHS”). In 2014, the United Kingdom spent 9.9% of GDP on healthcare. The majority of this funding for the NHS comes from general taxation, and a smaller proportion from national insurance (a payroll tax). The NHS also receives income from copayments, people using NHS services as private patients, and some other minor sources. In 2015, 10.5% of the United Kingdom population had private voluntary health insurance provided mostly through employers. Private insurance offers more rapid and convenient access to care, especially for elective hospital procedures. It is estimated that four insurers account for 87.5% of the market, with small providers comprising the rest. Demand for private health insurance rose by 2.1% in 2015.

Publicly owned hospitals are organized either as NHS trusts, approximately 72 in number or as foundation trusts, approximately 150 in number. NHS trusts are accountable to the Department of Health while foundation trusts enjoy greater freedom from central control. An estimated 548 private hospitals are located in the United Kingdom and offer a range of treatments. Their charges to private patients are not regulated, and they receive no public subsidies. NHS use of private hospitals remains low with about 3.6% of NHS funding used for this purpose. The NHS budget is projected to grow 1.1% between 2015 and 2021.

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

Public financing accounted for 76% of total health spending in 2014, with total expenditure standing at 9.1% of GDP. The public system is financed primarily through a corporate tax (approximately 35.6% of the overall funding in 2012) pooled nationally and allocated back to regions, typically the source region, and a fixed proportion of national value-added tax revenue (approximately 47.3% of the total in 2012) collected by the central government and redistributed to regions unable to raise sufficient resources to provide the Essential Levels of Care.

In 2012, there were approximately 187,000 beds in public hospitals and 45,500 beds in private accredited hospitals. A diagnosis-related group-based prospective payment system operates across the country and accounts for most hospital revenue.

Private health insurance plays a limited role in the health system, accounting for roughly 1% of total spending in 2014. Approximately 6 million people are covered by some form of voluntary insurance which generally covers services excluded under the Essential Levels of Care, to offer a higher standard of comfort and privacy in hospital facilities, and wider choice among public and private providers. Some private health insurance policies also cover copayments for privately provided services, or a daily rate of compensation during hospitalization. There are two types of private health insurance: corporate, where companies cover employees and sometimes their families; and non-corporate, with individuals buying insurance for themselves or their family.

Depending on the region, public funds are allocated by local health units to public and accredited private hospitals. Rates paid to hospitals include all hospital costs including those of physicians. Funding for health is defined by the July 2014 Pact for Health which defines funding between $143.4 billion and $151.3 billion annually for the years 2014 to 2016.

Spain

The Spanish health system was established by the General Health Law of 1986. This law carries out a mandate of the Spanish Constitution, which establishes the right of all citizens to protection of their health. The National Health System (Sistema Nacional de Salud, SNS) is the administrative device set up by the law. Spain spends approximately 9.6% of its GDP on health care. Expenditures for private healthcare are 26.4% of total health expenditures and have been growing at a compounded annual growth rate of 1.7%. 80% of all Spanish patients use a combination of both private and public healthcare services.

In 2014, private hospitals comprised 55% of total Spanish hospitals. Specifically, private hospitals numbered 421 while public hospitals accounted for 343 of Spain’s total number of hospitals.

Public expenditures on healthcare accounted for 5.9% of total public expenditures. They are projected to grow to 7.1% of total public expenditures by 2050. In 2015, public spending on healthcare reached €68 million, a significant increase from 1995 when they were €23 million.

Our Leases and Loans

The leases for our facilities are generally “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted average remaining initial lease or loan term of 13.7 years (see Item 2 for more information on remaining lease or loan terms). Based on current monthly revenue, more than 95% of our leases and loans provide for annual rent or interest escalations based on either increases in the consumer price index (“CPI”) or fixed minimum annual rent or interest escalations ranging from 0.5% to 4.0%. In some cases, our domestic leases and loans provide for escalations based on CPI subject to floors and/or ceilings. In certain limited cases, we may have arrangements that provide for additional rents based on the level of a tenant’s revenue.

RIDEA Investments

We have and will make equity investments, loans (with equity like returns), and obtain profit interests in certain of our tenants. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which was signed into law under the Housing and Economic Recovery Act of 2008. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2017, our RIDEA investments totaled approximately $107.5 million.

Significant Tenants

At December 31, 2017, we had total assets of approximately $9.0 billion comprised of 275 healthcare properties in 29 states, in Germany, the United Kingdom, Italy, and Spain. The properties are leased to or mortgaged by 31 different hospital operating companies. On a gross asset basis (which is total assets before accumulated depreciation/amortization and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded, and assumes cash on hand is fully used in these transactions, as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), our top five tenants were as follows (dollars in thousands):

Gross Assets by Operator

	As of December 31, 2017			As of December 31, 2016
Operators	Total Gross Assets		Percentage of Total Gross Assets	Total Gross Assets		Percentage of Total Gross Assets
Steward	$3,457,384	(1)	36.5%	$1,609,583	(2)	22.5%
MEDIAN	1,229,325		13.0%	993,677		13.9%
Prime	1,119,484		11.8%	1,144,055		16.0%
Ernest	629,161		6.6%	627,906		8.8%
RCCH	506,265		5.3%	566,600		7.9%
Other operators	2,089,934		22.1%	1,900,397		26.7%
Other assets	444,659		4.7%	300,903		4.2%

Total	$9,476,212		100.0%	$7,143,121		100.0%

(1)	Includes approximately $1.86 billion of triple net leased gross assets, including the subsequent event transaction as discussed in Note 13 to Item 8 of this Annual Report on Form 10-K.
(2)	Includes approximately $360 million of gross assets related to facilities leased to IASIS prior to it being acquired by Steward on September 29, 2017.

Affiliates of Steward Health Care System LLC (“Steward”) lease 28 facilities pursuant to a master lease agreement, which had an initial 15-year term (ending in October 2031) with three five-year extension options, plus annual inflation-based escalators. At December 31, 2017, these facilities had an average remaining initial lease term of 13.8 years. In addition to the master lease, we hold a mortgage loan on six facilities with terms and provisions substantially similar to the master lease agreement. The master lease and loan agreements include extension options that must include all or none of the properties, cross default provisions for the leases and loans, and a right of first refusal for the repurchase of the leased properties. At December 31, 2017, we hold a 9.9% equity investment in Steward for $150 million.

Affiliates of Median Kliniken S.à r.l.(“MEDIAN”) lease 77 facilities pursuant to four master lease agreements. Each master lease agreement has no renewal or repurchase options. The annual escalator for one master lease that represents 15 facilities of the MEDIAN portfolio provided for a fixed increase of 2% through 2017 and provides for additional fixed increases of 0.5% each year thereafter. In addition, at December 31, 2020 and every three years thereafter, rent will be increased, if needed, by the positive difference between 1.5% and 70% of the change in German CPI during the review period. This master lease had an approximate 27-year fixed term ending in November 2040. The annual escalators for the other master leases that cover the remaining facilities of the MEDIAN portfolio provide for increases of the greater of 1% or 70% of the change in German CPI. The lease terms for these remaining leases end in November 2044 for three of the facilities, December 2042 for 39 of the facilities and August 2043 for 20 of the facilities.

Affiliates of Prime Healthcare Services, Inc. (“Prime”) lease 22 facilities pursuant to five master lease agreements. Four of the master leases have initial fixed terms of 10 years and contain two renewal options of five years each. The fifth master lease is for 15 years and contains three renewal options for five years each. Rent escalates each year based on the CPI increase, with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased and mortgaged properties relative to each master lease. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. At December 31, 2017, these facilities had an average remaining initial fixed term of 7 years. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements.

Affiliates of Ernest Health, Inc. (“Ernest”) lease 22 facilities, including one under development, pursuant to a master lease agreement and two stand-alone lease agreements. The original master lease agreement entered into in 2012, covering 20 properties, had a 20-year initial fixed term with three five-year extension options and provides for consumer price-indexed increases, limited to a 2% floor and 5% ceiling annually. At December 31, 2017, these facilities had a remaining initial fixed lease term of 14.2 years. This master lease includes purchase options that allow the lessee to purchase the leased property at an option price equal to the greater of fair market value of the lease property or the lease base increased by an amount equal to the annual rate of increase in the CPI on each adjustment date. All leases and loans are cross-defaulted, including the mortgage loans. In addition to the original master lease, Ernest affiliates lease two other properties, including one property that is currently under development, pursuant to two separate stand-alone leases that have terms generally similar to the original master lease agreement. Furthermore, we hold a mortgage loan on four facilities owned by affiliates of Ernest that will mature in 2032. The terms and provisions of these loans are generally equivalent to the terms and provisions of the original master lease agreement.

Affiliates of RCCH (formerly Capella Healthcare Inc. (“Capella”)) lease six facilities (four of which are leased pursuant to a master lease agreement). The master lease agreement has an initial fixed 13.5-year term with four five-year extension options, plus consumer price-indexed increases, limited to a 2% floor and a 4% ceiling annually. The extension options may be exercised with respect to any or all of the properties. At the end of the fixed term and during any exercised extension options, the lessee will have the right of first refusal to purchase the leased property. At December 31, 2017, these facilities had an average remaining initial fixed lease term of 11.2 years. In addition to the master lease, two facilities are leased pursuant to stand-alone leases with a weighted average remaining fixed term of 11.1 years. The terms and provisions of these leases are generally equivalent to the terms and provisions of the master lease agreement.

No other tenant accounted for more than 3.7% of our total gross assets at December 31, 2017.

Environmental Matters

Under various U.S. federal, state and local environmental laws and regulations and similar international laws, a current or previous owner, operator or tenant of real estate may be required to remediate hazardous or toxic substance releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property. Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments (or similar studies outside the U.S.) in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease or loan term, our transaction documents require our tenants to repair and remediate environmental issues at the applicable facility, and to comply in full with all environmental laws and regulations.

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

In 2017, the OSHPD adopted a new performance category that will allow hospitals to explore the possibilities of upgrading current SPC-1 and SPC-2 buildings to a new performance level that is not as rigorous as the current requirement to upgrade to SPC-5. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030.

According to a recent OSHPD report, California’s acute care hospitals continue to make progress in achieving seismic safety compliance. More than 91 percent of the acute care hospital buildings are no longer at significant risk of collapse in a strong earthquake. The inventory of buildings at risk of collapse continues to decline from 1,313 in 2002 to 251 in August 2016.

As of December 31, 2017, we have 13 licensed hospitals in California totaling investments of approximately $527.1 million, which includes investments of $30 million of medical office buildings not subject to OSHPD standards. Exclusive of certain buildings associated with three of our hospitals granted OSHPD extensions, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. For hospital buildings granted extensions, one completed its seismic retro upgrades in 2016 and is currently awaiting final OSHPD reclassification. The second hospital received an extension through 2020 for one of its buildings and began retrofit planning last year, and we expect full compliance by their 2020 deadline. Our third hospital has a storage building on campus that will be moved/relocated to a new building to meet compliance requirements.

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

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

Our leases and mortgage loans require our tenants to carry property, loss of income, general liability, professional liability, and other insurance coverages in order to protect our interests. We monitor the adequacy of such coverages on an ongoing basis. In addition, we maintain separate insurance that provides coverage for bodily injury and property damage to third parties arising from our ownership of the healthcare facilities that are leased to and occupied by our tenants, as well as contingent business interruption insurance. At December 31, 2017, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in joint ventures to own real estate also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section) could be implicated. Our leases and mortgage loans require the tenants to comply with all applicable laws, including healthcare laws. Additionally, our foreign tenants in the United Kingdom and Western Europe may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

Applicable Laws

Anti-Kickback Statute. The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. The Anti-Kickback Statute is an intent based statute, however, it has been broadly interpreted. As an example, courts have held that there is a violation of the Anti-Kickback Statute if just one purpose of an arrangement is to generate referrals despite the fact that there may be one or more other lawful purposes to the arrangement at issue.

The Office of Inspector General of the Department of Health and Human Services has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements involving facilities, so as to satisfy, or meet as closely as possible, all safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for an applicable safe harbor.

Physician Self-Referral Statute (“Stark Law”). Any physicians investing in us or our subsidiary entities could also be subject to the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn). Unless subject to an exception, the Stark Law prohibits a physician from making a referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services, clinical laboratory services, and radiology services) paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including, without limitation, employment contracts, leases, personal services agreements and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, the Stark Law imposes strict liability on the parties to an arrangement and an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease agreements require lessees to comply with the Stark Law, and we intend for facilities to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

False Claims Act. The federal False Claims Act prohibits the making or presenting of any false claim for payment to the federal government; it is the civil equivalent to federal criminal provisions prohibiting the submission of false claims to federally funded programs. Additionally, qui tam, or whistleblower, provisions of the federal False Claims Act allow private individuals to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government. Whistleblowers may collect a portion of the federal government’s recovery — an incentive for private parties to bring such actions. A successful federal False Claims Act case may result in a penalty of three times the actual damages, plus additional civil penalties payable to the government, plus reimbursement of the fees of counsel for the whistleblower. Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability.

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

Licensure. Our tenants are subject to extensive U.S. federal, state, and local licensure, certification, and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

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

Reimbursement Pressures. Healthcare facility operating margins continue to face significant pressure due to the deterioration in pricing flexibility and payor mix, a shift toward alternative payment models, increases in operating expenses that exceed increases in payments under the Medicare program, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, LTACHs continue to face reimbursement pressures including those resulting from the passage of the SGR Reform Act of 2013, and CMS is also implementing regulatory restrictions and limitations on reimbursement for hospital outpatient departments. We cannot predict how and to what extent these or other initiatives will impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. Generally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Reform Law”) provides for expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes various cost containment initiatives, including quality control and payment system refinements for federal programs, such as pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. The Reform Law also increases health information technology (“HIT”) standards for healthcare providers in an effort to improve quality and reduce costs. The Reform Law has led, and will continue to lead, to significant changes in the healthcare system, and although there are continuing efforts to repeal and replace the Reform Law, we believe it is likely that certain trends that have been in place since the passage of the Reform Law, such as development and implementation of cost containment initiatives, increased use of HIT and pressure on reimbursement, will continue irrespective of any repeal or replacement of the Reform Law. We cannot predict the continued impact of the Reform Law or the impact of its possible repeal and replacement on our business, as some aspects benefit the operations of our tenants, while other aspects present challenges.

Employees

We have 66 employees as of February 28, 2018. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

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

As of February 28, 2018, we had $4.9 billion of debt outstanding.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.0 billion in variable interest rate debt that we had outstanding as of February 28, 2018. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

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

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2017, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

As of February 28, 2018, we had approximately $1.0 billion in variable interest rate debt, which constitutes 21.2% of our overall indebtedness and subjects us to interest rate volatility. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

At December 31, 2017, we have 13 investments in the operations of certain of our healthcare facilities by utilizing RIDEA (or similar investments). These investments include profits interest, equity investments, and equity like loans that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities in Germany, the United Kingdom, Italy, and Spain or anywhere else outside the U.S.

We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including Germany, the United Kingdom, Italy, and Spain, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we acquired in connection with the MEDIAN acquisition (as more fully described in Note 3 to Item 8 of this Form 10-K) will also face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the European economy as a whole, which may adversely affect our European investments.

In addition, the rents payable under our leases of foreign assets are payable in either euros or British pounds, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. Further, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, and our ability to make distributions to our stockholders.

Our revenues are dependent upon our relationships with and success of our largest tenants, Steward, MEDIAN, Prime, Ernest, RCCH and Adeptus Health.

As of December 31, 2017, affiliates of Steward, MEDIAN, Prime, Ernest, RCCH and Adeptus Health represented 36.5%, 13.0%, 11.8%, 6.6%, 5.3% and 3.5%, respectively, of our total gross assets (which consist primarily of real estate leases and mortgage loans).

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

Our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and changes in regulations may negatively impact our tenants’ operations until they are able to make the appropriate adjustments to their business. For example, recent modifications to regulations concerning patient criteria and reimbursement for long-term acute care hospitals, or LTACHs, have resulted in volume and profitability declines in certain facilities operated by Ernest.

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

Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Steward, Prime, Adeptus Health and others.

In May 2017, Prime advised that it would be delayed in furnishing its 2016 financial statements to its lenders and that it would take a significant write-down to its accounts receivables. Prime received a notice of default from its lenders related to its failure to furnish its 2016 financials until after the deadline. As a result of these developments, Standard and Poor’s (“S&P”) downgraded Prime’s corporate credit rating and senior secured term loan credit rating. These financial and operational setbacks affecting Prime may adversely impact its ability to make required lease and interest payments to us.

The ability of our tenants and operators to integrate newly acquired businesses into their existing operational, financial reporting and collection systems is critical towards ensuring their continued success. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted in the form of write-offs of uncollectible accounts receivable (similar to Prime’s expected write-offs) or even insolvency in certain extreme cases.

Any further adverse result to any of Steward, MEDIAN, Prime, Ernest, RCCH or Adeptus Health in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us. If any one of these tenants further files for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In addition, in a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. If we are ultimately required to find one or more tenant-operators to lease one or more properties currently leased by such tenant, we may face delays and increased costs in locating a suitable replacement tenant. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

Many of our current tenants have, and prospective tenants may have, an option to purchase the facilities we lease to them which could disrupt our operations.

Many of our current tenants have, and some prospective tenants will have, the option to purchase the facilities we lease to them. There is no assurance that the formulas we have developed for setting the purchase price will yield a fair market value purchase price.

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

We have 135 leased properties that are subject to purchase options as of December 31, 2017. For 106 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 12 leases, the purchase options approximate fair value. At December 31, 2017, none of our leases contained any bargain purchase options.

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

The healthcare industry has experienced increased consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants or operators. We have historically developed strong, long-term relationships with many of our tenants and operators. A competitor’s investment in one of our tenants or operators, any change of control of a tenant or operator, or a change in the tenant’s or operator’s management team could enable our competitor to influence or control that tenant’s or operator’s business and strategy. This influence could have a material adverse effect on us by impairing our relationship with the tenant or operator, negatively affecting our interest, or impacting the tenant’s or operator’s financial and operational performance, including their ability to pay us rent or interest. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant or operator. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations.

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

On May 19, 2017, S&P revised its rating outlook on us to negative from stable and affirmed the BB+ corporate credit rating. As of February 28, 2018, our corporate credit rating from S&P remained at BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

We currently hold, and may acquire additional, interests in healthcare facilities located in the United Kingdom and Europe, as well as other investments that are denominated in British pounds and euros. In addition, our operating partnership has issued, and may issue in the future, senior unsecured notes denominated in euros along with borrowings denominated in British pounds. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on our business, the value of our real estate and other investments, and our potential growth in Europe, and could amplify the currency risks faced by us.

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our real estate, mortgage, and equity investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We acquire, develop, and make mortgage investments in healthcare real estate. In addition, we selectively make RIDEA investments (or similar investments) in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders are dependent on the real estate and healthcare industries. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

We have developed and constructed facilities in the past and are currently developing three facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

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

We may be subject to risks arising from future acquisitions of real estate.

We may be subject to risks in connection with our acquisition of healthcare real estate, including without limitation the following:

•	we may have no previous business experience with the tenants at the facilities acquired, and we may face difficulties in working with them;

•	underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of the existing lease agreements relating to the facilities, disruptions caused by the management of our tenants or changes in economic conditions;

•	diversion of our management’s attention away from other business concerns;

•	exposure to any undisclosed or unknown potential liabilities relating to the acquired facilities; and

•	potential underinsured losses on the acquired facilities.

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

Although the leases for our facilities and our mortgage loans generally require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse effect on us. In addition, environmental laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exist today.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease and may limit our use of the facility.

We have acquired interests in 35 of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

Continued reductions in reimbursement from third-party payors and shift towards alternative payment models, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

Sources of revenue for our tenants and operators may include the Medicare and Medicaid programs, private insurance carriers, and health maintenance organizations, among others. Both government and private payors continue their efforts to reduce healthcare costs, which results in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs.

Many of our tenants continue to experience a shift in their payor mix away from fee-for-service payors, which results in an increase in the percentage of revenues attributable to alternative payment models implemented by private and government payors. CMS continues to focus on transitioning Medicare from its traditional fee-for-service model to models that employ one or more capitated, value-based, or bundled payment approaches, and private payors are implementing similar types of alternative payment models. Such efforts from private and government payors, in addition to general industry trends, continue to place pressures on our tenants to control healthcare costs. Furthermore, pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These shifts place further cost pressures on our tenants. We also continue to believe that, due to the aging of the population and the expansion of governmental payor programs, there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. All of these changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

CMS’s increased regulatory restrictions on reimbursement for LTACH and inpatient rehabilitation facilities (“IRFs”), has reduced reimbursement for some tenants that operate LTACHs and IRFs, and CMS has also begun to implement regulatory restrictions on reimbursement for hospital outpatient departments (“HOPD”), which may also lead to reduced reimbursement for our tenants that operate HOPDs. CMS is likely to continue exploring other restrictions on LTACH, IRF, and HOPD reimbursement and possibly develop more restrictive facility and patient level criteria for these types of facilities or departments. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The Reform Law represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. The Reform Law, however, remains controversial, and there are continuing efforts to repeal and replace the Reform Law. Though we believe that certain trends in the healthcare system will continue irrespective of whether the Reform Law is repealed or replaced, we cannot predict with any certainty or precision what effect a repeal or replacement law would have on the operations of our tenants, but it could have a material adverse effect on the financial condition of some or all of our tenants.

The U.S. healthcare industry is heavily regulated and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our financial condition and results of operations.

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. We are aware of various federal and state inquiries, investigations, and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. As discussed in further detail below, an adverse result to our tenants in one or more such governmental proceedings may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and/or mortgage payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license or the imposition of penalties. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. Prime continues certain litigation against the Service Employees International Union (“SEIU”) relating to allegations that SEIU and other defendants conspired to drive Prime out of certain markets, primarily by lobbying for governmental action relating to alleged fraudulent billing practices. Prime has addressed these fraudulent billing practice allegations publicly and has provided clinical and other data to us refuting these allegations. Prime has also informed us that SEIU regularly attempts to organize certain Prime employees. Prime has also disclosed a complaint filed against it by the U.S. Department of Justice relating to alleged improper admitting practices, addressed this complaint publicly and denied the allegations.

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

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment, or transfers, of other types of commercial operations and real estate including, but not limited to, state certificate of need laws. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and/or to pay principal and interest on their loans to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. While we conduct due diligence in connection with the acquisition of such facilities, these types of issues may not be discovered prior to purchase or after our tenants commence operations in our facilities. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Pursuant to Maryland law, our charter and bylaws contain provisions that may have the effect of deterring changes in management and third-party acquisition proposals, which in turn could depress the price of Medical Properties common stock or cause dilution.

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

Our charter and bylaws contain provisions that may impede third-party acquisition proposals. Our charter and bylaws also provide restrictions on replacing or removing directors. Directors may only be removed by the affirmative vote of the holders of two-thirds of our common stock. Additionally, stockholders are required to give us advance notice of director nominations. Special meetings of stockholders can only be called by our president, our board of directors or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

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

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting, revenue recognition and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

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

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

In connection with the acquisition in 2004 of certain Vibra Healthcare, LLC (“Vibra”) facilities, our TRS made a loan to Vibra to acquire the operations at those Vibra facilities. The acquisition loan bore interest at an annual rate of 10.25%. Our operating partnership loaned the funds to the TRS to make this loan. The loan from our operating partnership to the TRS bore interest at an annual rate of 9.25%.

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

The recently enacted Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, our company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not impact our operating results, financial condition, and future business operations.

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

The Tax Cuts and Jobs Act provides a deduction to non-corporate taxpayers (e.g., individuals, trusts and estates) of 20% on dividends paid by a REIT that are not classified as capital gains. This provides closer parity between the treatment under the new law of ordinary REIT dividends and qualified dividends. The new law also provides for a maximum individual marginal tax rate on ordinary income, without regard to the effect of this deduction, of 37%. For non-corporate taxpayers, this would reduce the maximum marginal tax rate on ordinary REIT dividends to 33.4% (including the 3.8% Medicare tax that is applied before the 20% deduction.). The new tax law’s 20% deduction on dividends paid by a REIT to non-corporate taxpayers and the reduced individual tax rates are scheduled to sunset for tax years beginning after 2025, absent further legislation.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2017, our portfolio consisted of 275 properties: 258 facilities (of the 261 facilities that we owned) were in operation and leased to 31 operators, 14 assets were in the form of first mortgage loans to four operators, and three properties were under construction. Our owned facilities consisted of 148 general acute care hospitals, 94 inpatient rehabilitation hospitals, 16 LTACHs, and three medical office buildings. The 14 non-owned facilities consisted of ten general acute care facilities, three inpatient rehabilitation hospitals, and one LTACH.

	Total Properties	Total 2017 Revenue	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$763	$8,614
Arizona	16	36,393	485,012	(B)
Arkansas	2	8,288	97,441
California	13	66,241	542,876
Colorado	14	13,082	100,498
Connecticut	—	90	1,500	(D)
Florida	4	11,064	161,356
Idaho	6	18,013	201,970	(B)
Indiana	2	4,805	52,003
Kansas	3	11,441	99,287
Louisiana	6	11,351	143,646
Massachusetts	9	107,195	1,290,590
Michigan	2	4,382	40,743
Missouri	4	19,691	210,921
Montana	1	2,634	21,927
Nevada	1	10,064	85,541
New Jersey	8	43,658	419,700
New Mexico	2	6,426	56,373
Ohio	6	9,190	128,075
Oklahoma	—	789	—	(E)
Oregon	2	13,057	133,503
Pennsylvania	3	9,727	119,484
South Carolina	6	14,463	173,220
Texas	62	102,926	1,257,382	(C)
Utah	7	28,831	1,035,501
Virginia	1	1,072	10,915
Washington	1	10,758	114,943
West Virginia	2	4,944	54,604
Wisconsin	1	2,990	29,062
Wyoming	1	2,803	23,342
Other assets	—	—	87,624

Total United States	187	$577,131	$7,187,653
International:
Germany	77	$123,453	$1,581,726
United Kingdom	2	3,681	52,869	(B)
Italy	8	—	99,347	(F)
Spain	1	480	25,901	(F)
Other assets	—	—	72,792

Total International	88	$127,614	$1,832,635

Total	275	$704,745	$9,020,288

(A)	Represents total assets at December 31, 2017.
(B)	Includes a development project still under construction at December 31, 2017.

(C)	Includes our Twelve Oaks facility that is 55% occupied. Our total gross investment in the facility is $63 million.
(D)	We do not own any property in this state as of December 31, 2017; however, we hold a $1.5 million note related to a property disposed of in 2015.
(E)	Includes revenue in the amount of $0.8 million related to a property that was sold during 2017.
(F)	Includes properties that we own through joint venture arrangements for which our equity investment is included in other assets on the balance sheet at December 31, 2017.

Type of Property (includes properties subject to leases and mortgage loans)	Number of Properties	Total Square Footage	Total Licensed Beds(C)
General Acute Care Hospitals(A)	161	26,768,711	15,926
Inpatient Rehabilitation Hospitals(B)	97	11,234,149	15,485
Long-Term Acute Care Hospitals	17	983,205	1,015

	275	38,986,065	32,426

(A)	One of our general acute care hospitals, with 386,543 square feet and 185 beds, is located in Spain. Two of our general acute care hospitals, one of which is currently under development, with 139,965 square feet and 47 beds, are located in the United Kingdom. Eight of our general acute care hospitals, with 821,792 square feet and 839 beds, are located in Italy. Three of our general acute care hospitals, with 292,013 square feet and 279 beds, are located in Germany.
(B)	74 of our rehabilitation facilities, with 9.9 million square feet and 14,398 beds, are located in Germany.
(C)	Excludes our three facilities that are under development.

The following table shows lease and mortgage loan expirations for the next 10 years and thereafter, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Mortgage Loan Portfolio(2)	Total Leases/ Mortgage Loans		Annualized Base Rent/ Interest(1)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2018	15	(3)	$7,561	1.0%	114,330	—
2019	4		9,082	1.3%	431,391	418
2020	1		2,032	0.3%	47,937	64
2021	3		13,397	1.9%	422,679	338
2022	15		74,227	10.3%	3,543,907	2,547
2023	4		12,883	1.8%	912,652	823
2024	1		2,273	0.3%	183,545	204
2025	7		22,957	3.2%	1,360,953	857
2026	6		26,501	3.7%	986,091	907
2027	1		2,990	0.4%	102,948	13
Thereafter	205		546,675	75.8%	29,352,412	25,167

Total	262		$720,578	100.0%	37,458,845	31,338

(1)	The most recent monthly base rent and mortgage loan interest annualized. This does not include tenant recoveries, additional rents and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).
(2)	Excludes three of our facilities that are under development, our Twelve Oaks facility that is not fully occupied, the nine properties that we own through joint venture arrangements, and an ancillary property. The schedule reflects our previously disclosed commitment to acquire one RCCH facility for $17.5 million — see Note 8 to Item 8 of the Annual Report on Form 10-K for details of our commitments at December 31, 2017.

(3)	Includes 15 transitional properties of Adeptus Health — see Note 3 to Item 8 of the Annual Report on Form 10-K for more details.

ITEM 3.	Legal Proceedings

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

	High	Low	Dividends
Year ended December 31, 2017
First Quarter	$13.86	$11.90	$0.24
Second Quarter	14.22	12.25	0.24
Third Quarter	13.54	12.27	0.24
Fourth Quarter	14.19	12.89	0.24
Year ended December 31, 2016
First Quarter	$13.29	$9.61	$0.22
Second Quarter	15.50	12.61	0.23
Third Quarter	15.92	13.64	0.23
Fourth Quarter	15.04	11.54	0.23

On February 28, 2018, the closing price for our common stock, as reported on the New York Stock Exchange, was $12.26 per share. As of February 28, 2018, there were 76 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2012 through December 31, 2017, among us, the Russell 2000 Index, NAREIT All Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Medical Properties Trust, Inc.	100.00	108.39	130.22	116.83	133.77	161.26
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NAREIT All Equity REIT Index	100.00	102.86	131.68	135.40	147.09	159.85
SNL US REIT Healthcare	100.00	93.72	124.81	115.74	124.32	124.14

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

Medical Properties Trust, Inc.

The consolidated operating data and balance sheets have been derived from our audited consolidated financial statements. As of December 31, 2017, Medical Properties Trust, Inc. had a 99.9% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2017	2016	2015	2014	2013
	(In thousands except per share data)
OPERATING DATA
Total revenue	$704,745	$541,137	$441,878	$312,532	$242,523
Real estate depreciation and amortization expense	(125,106)	(94,374)	(69,867)	(53,938)	(36,978)
Property-related and general and administrative expenses	(64,410)	(51,623)	(47,431)	(39,125)	(32,513)
Acquisition expenses(2)	(29,645)	(46,273)	(61,342)	(26,389)	(19,494)
Impairment charges	—	(7,229)	—	(50,128)	—
Interest expense	(176,954)	(159,597)	(120,884)	(98,156)	(66,746)
Gain on sale of real estate and other asset dispositions, net	7,431	61,224	3,268	2,857	7,659
Unutilized financing fees/ debt refinancing costs	(32,574)	(22,539)	(4,367)	(1,698)	—
Other income (expense)	10,432	(1,618)	175	5,183	(4,424)
Income tax (expense) benefit(3)	(2,681)	6,830	(1,503)	(340)	(726)

Income from continuing operations	291,238	225,938	139,927	50,798	89,301
Income (loss) from discontinued operations	—	(1)	—	(2)	7,914

Net income	291,238	225,937	139,927	50,796	97,215
Net income attributable to non-controlling interests	(1,445)	(889)	(329)	(274)	(224)

Net income attributable to MPT common stockholders	$289,793	$225,048	$139,598	$50,522	$96,991

Income from continuing operations attributable to MPT common stockholders per diluted share	$0.82	$0.86	$0.63	$0.29	$0.58
Income from discontinued operations attributable to MPT common stockholders per diluted share	—	—	—	—	0.05

Net income attributable to MPT common stockholders per diluted share	$0.82	$0.86	$0.63	$0.29	$0.63

	2017	2016	2015	2014	2013
	(In thousands except per share data)
Weighted average number of common shares — diluted	350,441	261,072	218,304	170,540	152,598

OTHER DATA
Dividends declared per common share	$0.96	$0.91	$0.88	$0.84	$0.81
FFO(1)	$408,512	$253,478	$205,168	$106,682	$126,289
Normalized FFO(1)	$474,879	$334,826	$274,805	$181,741	$147,240
Cash paid for acquisitions and other related investments	$2,246,788	$1,489,147	$1,833,018	$767,696	$654,922

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$6,642,947	$4,965,968	$3,924,701	$2,612,291	$2,296,479
Real estate accumulated depreciation/amortization	(455,712)	(325,125)	(257,928)	(202,627)	(159,776)
Mortgage and other loans	1,928,525	1,216,121	1,422,403	970,761	549,746
Cash and cash equivalents	171,472	83,240	195,541	144,541	45,979
Other assets	733,056	478,332	324,634	195,364	147,915

Total assets	$9,020,288	$6,418,536	$5,609,351	$3,720,330	$2,880,343

Debt, net	$4,898,667	$2,909,341	$3,322,541	$2,174,648	$1,397,329
Other liabilities	286,416	255,967	179,545	163,635	138,806
Total Medical Properties Trust, Inc. Stockholders’ Equity	3,820,633	3,248,378	2,102,268	1,382,047	1,344,208
Non-controlling interests	14,572	4,850	4,997	—	—

Total equity	3,835,205	3,253,228	2,107,265	1,382,047	1,344,208

Total liabilities and equity	$9,020,288	$6,418,536	$5,609,351	$3,720,330	$2,880,343

MPT Operating Partnership, L.P.

The consolidated operating data, other data and balance sheet data presented below have been derived from the Operating Partnership’s audited consolidated financial statements.

	2017	2016	2015	2014	2013
	(In thousands except per unit data)
OPERATING DATA
Total revenue	$704,745	$541,137	$441,878	$312,532	$242,523
Real estate depreciation and amortization expense	(125,106)	(94,374)	(69,867)	(53,938)	(36,978)
Property-related and general and administrative expenses	(64,410)	(51,623)	(47,431)	(39,125)	(32,513)
Acquisition expenses(2)	(29,645)	(46,273)	(61,342)	(26,389)	(19,494)
Impairment charges	—	(7,229)	—	(50,128)	—
Interest expense	(176,954)	(159,597)	(120,884)	(98,156)	(66,746)
Gain on sale of real estate and other asset dispositions, net	7,431	61,224	3,268	2,857	7,659
Unutilized financing fees/debt refinancing costs	(32,574)	(22,539)	(4,367)	(1,698)	—
Other income (expense)	10,432	(1,618)	175	5,183	(4,424)
Income tax (expense) benefit(3)	(2,681)	6,830	(1,503)	(340)	(726)

Income from continuing operations	291,238	225,938	139,927	50,798	89,301
Income (loss) from discontinued operations	—	(1)	—	(2)	7,914

Net income	291,238	225,937	139,927	50,796	97,215
Net income attributable to non-controlling interests	(1,445)	(889)	(329)	(274)	(224)

Net income attributable to MPT Operating Partnership, L.P. partners	$289,793	$225,048	$139,598	$50,522	$96,991

Income from continuing operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.82	$0.86	$0.63	$0.29	$0.58
Income from discontinued operations attributable to MPT Operating Partnership, L.P. partners per diluted unit	—	—	—	—	0.05

Net income attributable to MPT Operating Partnership, L.P. partners per diluted unit	$0.82	$0.86	$0.63	$0.29	$0.63

Weighted average number of units — diluted	350,441	261,072	218,304	170,540	152,598

OTHER DATA
Dividends declared per unit	$0.96	$0.91	$0.88	$0.84	$0.81
FFO(1)	$408,512	$253,478	$205,168	$106,682	$126,289
Normalized FFO(1)	$474,879	$334,826	$274,805	$181,741	$147,240
Cash paid for acquisitions and other related investments	$2,246,788	$1,489,147	$1,833,018	$767,696	$654,922

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$6,642,947	$4,965,968	$3,924,701	$2,612,291	$2,296,479
Real estate accumulated depreciation/amortization	(455,712)	(325,125)	(257,928)	(202,627)	(159,776)
Mortgage and other loans	1,928,525	1,216,121	1,422,403	970,761	549,746
Cash and cash equivalents	171,472	83,240	195,541	144,541	45,979
Other assets	733,056	478,332	324,634	195,364	147,915

Total assets	$9,020,288	$6,418,536	$5,609,351	$3,720,330	$2,880,343

Debt, net	$4,898,667	$2,909,341	$3,322,541	$2,174,648	$1,397,329
Other liabilities	286,026	255,577	179,155	163,245	138,416
Total MPT Operating Partnership, L.P. capital	3,821,023	3,248,768	2,102,658	1,382,437	1,344,598
Non-controlling interests	14,572	4,850	4,997	—	—

Total capital	3,835,595	3,253,618	2,107,655	1,382,437	1,344,598

Total liabilities and capital	$9,020,288	$6,418,536	$5,609,351	$3,720,330	$2,880,343

(1)	See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.
(2)	Includes $17.4 million, $30.1 million, $37.0 million, $5.8 million, and $12.0 million in transfer and capital gains taxes in 2017, 2016, 2015, 2014, and 2013, respectively, related to our property acquisitions in foreign jurisdictions.
(3)	The 2016 column includes a $9.1 million tax benefit generated from the reversal of foreign valuation allowances and acquisition expenses incurred by certain international subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “our,” “we” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We have healthcare investments in the U.S. and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 U.S. federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators range from 0.5% to 4%, while less than 3% of our properties do not have an escalator. Most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. In addition to rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Some leases also may require our tenants to pay percentage rents, which are based on the tenant’s revenues from their operations. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2017, our portfolio consisted of 275 properties leased or loaned to 31 operators, of which three are under development and 14 are in the form of mortgage loans.

2017 Highlights

In 2017, we invested or committed to invest approximately $2.2 billion in healthcare real estate assets. These significant investments enhanced the size and scale of our healthcare portfolio, while expanding our geographic footprint in the U.S. and extending our lease and mortgage loan maturity schedule. Furthermore, we strategically sold an asset for proceeds totaling $64 million, raised $548 million in proceeds from a successful equity offering, and refinanced approximately $0.6 billion of debt in order to strengthen our balance sheet, reduce interest rates, and fund acquisitions. Finally, we increased our dividend to $0.24 per share per quarter in 2017 — the third year in a row for such an increase.

A summary of our 2017 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $2.2 billion as noted below:

•	Acquired 17 inpatient rehabilitation hospitals and one acute care hospital in Germany for a combined purchase price of €274 million. These facilities are leased to MEDIAN or its affiliates;

•	Acquired 15 acute care hospitals, one rehabilitation hospital, and one behavioral health facility, completed mortgage financing on two acute care hospitals, and invested in an additional minority equity contribution in Steward for an aggregate investment of $1.8 billion;

•	Acquired an acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to RCCH;

•	Acquired two acute care hospitals located in Wheeling, West Virginia and Martins Ferry, Ohio for an aggregate purchase price of approximately $40 million. We simultaneously leased the facilities to Alecto Healthcare Services LLC (“Alecto”); and

•	Executed agreements totaling more than $150 million with Circle Health Group and Surgery Partners, Inc. to develop acute care hospitals in Birmingham, England and Idaho Falls, Idaho, respectively.

With these new investments, we expanded our gross assets to $9.5 billion, increased the total number of properties in our portfolio to 275, and increased our total number of beds to more than 32 thousand, as of December 31, 2017.

•	Sold the real estate of an acute care facility in Muskogee, Oklahoma, for a net gain of $7.4 million.

•	To fund our over $2.2 billion of asset investments, while lowering our average interest cost, we successfully refinanced approximately $0.6 billion of debt, and generated proceeds of approximately $2.5 billion from the sale of 43.1 million shares in an equity offering and through new issuances of unsecured notes. Details of such activities are as follows:

•	Replaced our previous unsecured credit facility with a new $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a new €200 million unsecured term loan facility;

•	Redeemed our 5.750% Senior Unsecured Notes due 2020 using proceeds from our €200 million term loan and cash on hand;

•	Completed a €500 million senior unsecured notes offering in March 2017 and used a portion of the proceeds to pay off our €200 million term loan;

•	Completed a $1.4 billion senior unsecured notes offering in September 2017 with a rate of 5.000% and used a portion of the proceeds to redeem our 6.375% Senior Unsecured Notes due 2022;

•	Prepaid the principal amount of the mortgage loan on our property in Kansas City, Missouri at par in the amount of $12.9 million; and

•	Completed an underwritten public offering of 43.1 million shares of our common stock, resulting in net proceeds of $548 million, after deducting estimated offering expenses.

With these transactions, our weighted average interest rate at December 31, 2017, improved to 4.42% versus 4.87% at December 31, 2016.

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

A summary of our 2016 highlights is as follows:

•	Acquired real estate assets (or committed to acquire real estate assets), entered into development agreements, entered into leases and made new loan investments, totaling more than $1.8 billion as noted below:

•	Acquired a portfolio of five acute care hospitals and completed mortgage financing on four acute care hospitals in Massachusetts and invested in a minority equity contribution in Steward for an aggregate investment of $1.25 billion;

•	Acquired 12 inpatient rehabilitation hospitals in Germany for a combined purchase price of €85.2 million and committed €174.6 million to acquire 14 additional inpatient rehabilitation hospitals. These facilities are leased to MEDIAN or its affiliates;

•	Acquired an acute care hospital in Newark, New Jersey, from Prime for an aggregate purchase price of $63.0 million and committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such addition will be added to the basis upon which the lessee will pay us rents;

•	Closed on the final MEDIAN property, as part of the initial MEDIAN transaction, for a purchase price of €41.6 million. See “2015 Activity” for a description of the initial MEDIAN Transaction;

•	Completed the sale leaseback transaction with Prime converting our existing mortgage loan on three general acute care hospitals and one free-standing emergency department in New Jersey to real estate, for an aggregate investment of $115 million;

•	Completed the sale leaseback transaction converting the remaining $93.3 million RCCH acquisition loan on the Olympia, Washington property to real estate, including funding an additional $7 million; and

•	Committed to purchase two acute care hospitals in Washington and Idaho for an aggregate purchase price of $105 million, which will be leased to RCCH.

•	Sold investments in real estate and equity interests and received payments in full on loans for proceeds of more than $800 million as noted below:

•	Completed the Capella Disposal Transaction (as fully described in Note 3 to Item 8 of this Annual Report on Form 10-K) in which we sold our equity investment, received $395 million to settle outstanding acquisition loans and received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas and Lawton, Oklahoma, resulting in net proceeds of approximately $600 million;

•	Sold the real estate of five properties (three of which were in Texas and two in Louisiana), received payment in full for outstanding loans, and recovered our investment in operations for proceeds of $71 million, resulting in a net gain of approximately $15 million;

•	Sold the real estate of a long-term acute care facility in Corinth, Texas, for proceeds of $28 million; and

•	Sold the real estate of three inpatient rehabilitation hospitals located in Texas, for proceeds of $111.5 million, resulting in a net gain of approximately $45 million.

•	Refinanced $1 billion of debt and sold 82.7 million shares generating proceeds of approximately $1.2 billion:

•	Completed a $500 million senior unsecured notes offering in February 2016 and used the proceeds to reduce our outstanding balance on our revolving credit facility;

•	Completed a $500 million senior unsecured notes offering in July 2016 and used the proceeds to redeem our $450 million 6.875% Senior Unsecured Notes due 2021;

•	Sold the remaining 14.9 million shares under our January 2014 at-the-market equity offering program resulting in net proceeds of approximately $224 million;

•	Completed an underwritten public offering of 57.5 million shares of our common stock, resulting in net proceeds of $799.5 million, after deducting estimated offering expenses; and

•	Sold 10.3 million shares of common stock in a private placement, generating total proceeds of $150 million.

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

A summary of our 2015 highlights is as follows:

•	Acquired (or committed to acquire) real estate assets, entered into development agreements, entered into leases and made new loan investments, totaling more than $1.8 billion as noted below:

•	Acquired the original Capella hospital portfolio (now RCCH) including seven acute care hospitals throughout the U.S. and obtained a stake in their operations for a combined total of approximately $900 million. Also, acquired an eighth facility (Kershaw) for $35 million later in the year.

•	Completed the sale-leaseback transaction (step 2 of the initial transaction in 2014) of 31 MEDIAN facilities in Germany for an aggregate purchase price of €646 million;

•	Initiated long term relationship with AXA Real Estate Investment Managers to co-invest with AXA-advised accounts for the acquisition of acute care hospitals in Spain and Italy via a joint venture arrangement;

•	Executed a $19 million agreement to develop an inpatient rehabilitation hospital in Toledo, Ohio, acquired an inpatient rehabilitation facility and a long-term acute care hospital in Lubbock, Texas for an aggregate purchase price of $31.5 million, and acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million all leased to Ernest;

•	Completed $30 million mortgage financing to Prime for a general acute care hospital in Port Huron, Michigan and subsequently converted a portion of the loan to real estate for $20 million, which reduced the mortgage loan accordingly;

•	Provided $100 million mortgage financing to Prime for three general acute care hospitals and one free-standing emergency department in New Jersey and acquired two general acute care hospitals in the Kansas City area for $110 million;

•	Acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from MEDIAN for €18.7 million;

•	Executed an additional $250 million agreement with Adeptus Health for the development of acute care hospitals and free-standing emergency departments; and

•	Completed construction and began recording rental income on 17 acute care facilities in Texas, Arizona, and Colorado with Adeptus Health totaling approximately $102.6 million and an acute care facility and a medical office building in Birmingham, Alabama with UAB Medical West totaling $8.6 million.

•	Sold the real estate of a long-term acute care facility in Luling, Texas, and real estate of six wellness centers in the U.S. for a net gain; and

•	Increased our credit facility (that was in place in 2015) to $1.95 billion comprised of a $1.3 billion senior unsecured revolving credit facility and a $250 million senior unsecured term loan facility along with a $400 million accordion feature, issued €500 million of unsecured notes, and raised $817 million in equity to fund the acquisition activity mentioned above.

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our equity investments), periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

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

We also receive additional rent (contingent rent) under some leases based on increases in CPI or where CPI exceeds the annual minimum percentage increase as stipulated in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

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

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted average useful life of approximately 39.1 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, such as was the case with our Monroe and Bucks facilities in 2014, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2017; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation: For properties acquired for leasing purposes, we currently account for such acquisitions based on business combination accounting rules. We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2017, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted average useful life of 26.5 years at December 31, 2017. If a lease is terminated, the unamortized portion of the lease intangible is charged to expense as was the case with our Twelve Oaks property in 2015.

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, and patient mix; and the effect of evolving healthcare regulations on tenants’ profitability and liquidity.

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

Stock-Based Compensation: During the years ended December 31, 2017, 2016, and 2015, we recorded $9.9 million, $7.9 million, and $11.1 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2010, we granted annual performance-based restricted share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our total shareholder return (factoring in stock price appreciation and dividends paid) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we work with an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model, which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned — such as was the case with our 2015 performance awards in which 348,938 shares were forfeited because the related market conditions were not achieved for the period of January 1, 2015 through December 31, 2017. If awards vest faster than our original estimate, we will record a catch-up of expense.

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

These investments include the following at December 31, 2017 (in thousands):

Asset (Liability)	Fair Value	Original Cost
Mortgage loans	$115,000	$115,000
Equity investment and other loans	114,554	118,354

Total	$229,554	$233,354

We measure the estimated fair value of most of these investments utilizing Level 2 and 3 of the fair value hierarchy. Under current accounting guidance, Level 3 represents fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our mortgage and acquisition loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted-average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2017.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(5)
- 100 basis points	5

Because the fair value of Ernest investments noted above is below our original cost, we recognized an unrealized loss in 2017. No unrealized gain/loss on the Ernest investments were recorded in previous years.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2017 and 2016, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest (such as Ernest) because we do not control the activities (such as the day-to-day operations of the hospital) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2017, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
4.000% Senior Unsecured Notes due 2022(1)	$24,010	$48,020	$648,270	$—	$720,300
5.500% Senior Unsecured Notes due 2024	16,500	33,000	33,000	324,750	407,250
6.375% Senior Unsecured Notes due 2024	31,875	63,750	63,750	547,813	707,188
3.325% Senior Unsecured Notes due 2025(1)	19,958	39,917	39,917	660,125	759,917
5.250% Senior Unsecured Notes due 2026	26,250	52,500	52,500	605,000	736,250
5.000% Senior Unsecured Notes due 2027	74,667	140,000	140,000	1,750,000	2,104,667
Revolving credit facility(1)(2)	27,177	54,354	843,075	—	924,606
Term loan	6,043	12,102	206,573	—	224,718
Operating lease commitments(3)	8,210	17,720	16,184	191,457	233,571
Purchase obligations(4)	127,209	50,819	—	—	178,028

Totals	$361,899	$512,182	$2,043,269	$4,079,145	$6,996,495

(1)	Our 4.000% Senior Unsecured Notes due 2022 and 3.325% Senior Unsecured Notes due 2025 are euro-denominated. A portion of our revolver is British pound-denominated. We used the exchange rate at December 31, 2017 (1.2005 for euros and 1.3513 for British pounds) in preparing this table.
(2)	As of December 31, 2017, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at December 31, 2017 (which was $840.8 million as of December 31, 2017) remains in effect through maturity.
(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $140 million of future expenditures related to development projects, a $17.5 million commitment to acquire one RCCH facility post December 31, 2017 and future expenditures on commenced capital improvement projects. We have excluded from the table above $312.2 million of capital expenditure commitments in our leases that we are not definitive on the amount, timing, and certainty of funding. However, payment on any of these commitments, if made, would be added to the lease base upon which the lessee will pay us rents.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 3 to Item 8 of this Annual Report on Form 10-K. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding receivables. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources, except those described above under “Disclosure of Contractual Obligations”.

Liquidity and Capital Resources

2017 Cash Flow Activity

We generated cash of $363 million from operating activities during 2017, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $326.7 million and certain investing activities including the additional funding of our development activities.

In regards to other investing and financing activities in 2017, we did the following:

a)	On February 1, 2017, we replaced our previous unsecured credit facility with a new credit facility (“Credit Facility”) resulting in a $50 million reduction in our U.S. dollar term loan and a new €200 million unsecured term loan facility (which was paid off on March 30, 2017).

b)	On March 4, 2017, we redeemed our €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020. We funded this redemption, including the premium and accrued interest, with proceeds from the new €200 million term loan together with cash on hand.

c)	On March 24, 2017, we completed a senior unsecured notes offering for €500 million. We used the net proceeds from this offering to prepay and extinguish the new €200 million term loan with the remainder of the proceeds used to acquire 12 facilities leased to MEDIAN for €146.4 million.

d)	On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million.

e)	On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares of our common stock, resulting in net proceeds of approximately $548 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (leased to Steward), a facility in Idaho for $87.5 million (leased to RCCH) and two other facilities for $40 million (leased to Alecto).

f)	On September 7, 2017, we completed a senior unsecured notes offering for $1.4 billion. We used a portion of the net proceeds from the 5.000% Senior Unsecured Notes due 2027 offering to redeem the $350 million aggregate principal amount of our 6.375% Senior Unsecured Notes due 2022, plus a redemption premium, on October 7, 2017. The remaining proceeds, plus borrowings on our revolving credit facility, were used to acquire nine facilities and ancillary properties leased to Steward for $700 million, to make mortgage on two properties for $700 million and to make a $100 million equity investment in Steward.

g)	On September 29, 2017, we prepaid the principal amount of the mortgage loan on our property in Kansas City, Missouri at par in the amount of $12.9 million. To fund such prepayment, including accrued and unpaid interest thereon, we used borrowings from the revolving credit facility.

h)	On November 13, 2017, we entered into a new at-the-market equity program, which gives us the ability to sell up to $750 million of stock with a commission rate of up to 2.0%. We did not sell any shares under this program in 2017.

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

In regards to other financing activities in which we used such net proceeds to ultimately fund our approximate $1.5 billion of acquisitions in 2016 and the remainder of our development activities, we did the following:

a)	On February 22, 2016, we completed a senior unsecured notes offering for $500 million.

b)	On March 1, 2016, we updated our at-the-market equity program, which gave us the ability to sell up to $227 million of stock with a commission rate of 1.25%. During 2016, we sold approximately 15 million shares of our common stock under this program, resulting in net proceeds of approximately $224 million, after deducting expenses of approximately $2.8 million of commissions.

c)	On April 30, 2016, we closed on the Capella Disposal Transaction (as further discussed in Note 3 to Item 8 of this Annual Report on Form 10-K) resulting in net proceeds of $550 million along with an additional $50 million once we sold our investment in RegionalCare Hospital Partners, Inc. bonds in June 2016.

d)	On May 23, 2016, we sold our investment in five properties leased and operated by Post Acute Medical for $71 million.

e)	On June 17, 2016, we sold our investment in one property leased and operated by Corinth Investor Holdings for $28 million.

f)	On July 13, 2016, we completed a new $500 million senior unsecured notes offering. We used the net proceeds from this offering to redeem our $450 million 6.875% Senior Unsecured Notes due 2021, which was completed on August 12, 2016. Net proceeds from the notes offering and redemption approximated $19 million, and we incurred a one-time charge of $22.5 million related to the redemption (see Note 4 to Item 8 of this Annual Report on Form 10-K for further details).

g)	On July 20, 2016, we sold three facilities leased to HealthSouth Corporation for $111.5 million.

h)	On September 30, 2016, we completed a public offering of 57.5 million shares of our common stock, resulting in net proceeds of $799.5 million, after deducting offering expenses.

i)	On October 7, 2016, we sold 10.3 million shares of common stock in a private placement to Cerberus, and certain members of Steward management. We sold these shares at a price per share of $14.50, equal to the public offering price of our September 2016 equity offering, generating total proceeds of $150 million.

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

Debt Restrictions and REIT Requirements

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2017, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 28, 2018, we have no debt principal payments due in 2018 — see debt maturity schedule below. At February 28, 2018, our availability under our revolving credit facility plus cash on-hand approximated $0.6 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our purchase obligations as disclosed in the “Contractual Obligations” schedule earlier, and dividends in order to comply with REIT requirements for the next twelve months.

We expect to lower our outstanding borrowings on our revolving credit facility, improve our leverage metrics, and reduce our tenant concentration in Steward during 2018. We expect to accomplish this by entering into joint venture arrangements, and/or completing strategic property sales, among other alternatives. However, no assurance can be made that such transactions will be available to us or that our plans will be successful.

Long-term Liquidity Requirements:

As of February 28, 2018, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). With our liquidity as of February 28, 2018 of approximately $0.6 billion, along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market equity program, we believe we have the liquidity available for us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and our purchase obligations included in the “Contractual Obligations” schedule for the foreseeable future.

However, in order to fund our investment strategies and to fund debt maturities coming due in later years, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	entering into joint venture arrangements;

•	proceeds from strategic property sales;

•	sale of equity securities;

•	amending or entering into new bank term loans;

•	issuing of new USD or EUR denominated debt securities, including senior unsecured notes; and/or

•	placing new secured loans on real estate located in the U.S. and/or Europe.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2018	$—
2019	—
2020	—
2021	840,810
2022	800,250
Thereafter	3,300,250

Total	$4,941,310

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

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net income for the year ended December 31, 2017, was $289.8 million compared to net income of $225.0 million for the year ended December 31, 2016. This increase is primarily due to additional revenue generated from the MEDIAN, Steward, and RCCH investments made in late 2016 and throughout 2017 and incremental revenue from completed development projects, partially offset by higher depreciation expense from such new investments, approximately $54 million in higher gains on sale of properties during 2016, and higher interest expense in 2017 primarily due to the $1.4 billion 5.000% Senior Unsecured Notes due 2027. FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), was $474.9 million, or $1.35 per diluted share for 2017 as compared to $334.8 million, or $1.28 per diluted share for 2016. This 41.8% increase in FFO dollars is primarily due to the increase in revenue from acquisitions and completed development projects during 2017, while FFO per share is only a 5% increase in 2017 compared to prior year due to more shares outstanding from the September 2016 and May 2017 equity offerings.

A comparison of revenues for the years ended December 31, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017		2016		Change
Rent billed	$435,782	61.8%	$327,269	60.5%	$108,513
Straight-line rent	65,468	9.3%	41,067	7.6%	24,401
Income from direct financing leases	74,495	10.6%	64,307	11.9%	10,188
Interest and fee income	129,000	18.3%	108,494	20.0%	20,506

Total revenues	$704,745	100.0%	$541,137	100.0%	$163,608

Our total revenue for 2017 is up $163.6 million or 30.2% over the prior year. This increase is made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) — up $132.9 million over the prior year of which $1.0 million is from annual escalations of rental rates in accordance with provisions in our leases, $120.3 million is incremental revenue from acquisitions made after December 31, 2016, $16.7 million is incremental revenue from development properties that were completed and put into service in 2016 and 2017, $3.1 million is incremental revenue from capital additions made to existing facilities in 2017 and 2016, $5.6 million relates to the conversion of certain RCCH facilities in April 2016 from direct financing leases into operating leases, and favorable foreign currency fluctuations. These increases are partially offset by $9.8 million of lower revenue related to dispositions and $4.8 million of higher straight-line rent write-offs in 2017 related to Adeptus Health and the sale of our Muskogee property.

•	Income from direct financing leases — up $10.2 million over the prior year of which $0.8 million is from annual escalations of rental rates in accordance with provisions in our leases, $4.8 million is incremental revenue from acquisitions made after December 31, 2016, and $9.8 million relates to the conversion of certain Prime facilities in October 2016 from mortgage loans to direct financing leases. These increases were partially offset by $5.2 million of net revenue earned in 2016 but not in 2017 from those RCCH facilities that converted from direct financing leases into operating leases in the first half of 2016.

•	Interest from loans — up $20.5 million over the prior year of which $1.5 million is from annual escalations in interest rates in accordance with loan provisions and $47.6 million is incremental revenue from new loans (primarily Steward mortgage loans made in October 2016 and September 2017). These increases were partially offset by $21.8 million in less interest revenue earned in 2017 from loans that were repaid in 2016 (primarily from the Capella Disposal Transaction as noted in Note 3 of Item 8 of this Annual Report on Form 10-K) and $7.0 million of lower interest revenue related to the conversion of certain Prime facilities, valued at approximately $100 million, from mortgage loans to direct financing leases in October 2016.

Real estate depreciation and amortization during 2017 was $125.1 million compared to $94.4 million in 2016 primarily due to the incremental depreciation/amortization from the facilities acquired in 2017 and the development properties completed in 2016 and 2017.

Property expenses for 2017 increased $3 million compared to 2016 primarily due to the growth of our business internationally. In addition, property expenses for 2016 were lower than normal due to the reimbursement of $0.8 million from the tenant of our Twelve Oaks facility for property expenses incurred in 2015.

Acquisition expenses decreased from $46.3 million in 2016 to $29.6 million in 2017 primarily as a result of $24.8 million of acquisition expenses incurred in 2016 associated with contingent consideration adjustments involving the seller’s capital gains taxes on our MEDIAN transaction in 2015. As discussed in Note 2 to Item 8 of this Annual Report on Form 10-K, we expect acquisition expenses to significantly decrease in 2018 with adoption of the new accounting standard that should allow us to capitalize a significant majority of these acquisition costs.

General and administrative expenses in 2017 totaled $58.6 million, which is 8.3% of revenues, down from 9.0% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues is primarily due to our business model as we can generally increase our revenues significantly without increasing our head count and related expense at the same rate. On a dollar basis, general and administrative expenses were up $9.7 million from the prior year due primarily to increases in travel, international administration, costs associated with opening/maintaining a European office, compensation related to increased headcount and public company board expenses.

During the year ended December 31, 2017, we sold the Muskogee, Oklahoma facility resulting in a net gain on sale of real estate of $7.4 million, while in 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $61.2 million and impairment charges of $7.2 million (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details).

Earnings from our equity interests increased from a loss of $1.1 million in 2016 to income of $10.1 million in 2017. The loss in 2016 includes approximately $5.4 million of one-time acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties. The remaining difference of $5.8 million is from additional income related to our increased ownership in and improved operating results of the operator of our Hoboken facility, along with additional income from our IMED Group investment in which the underlying facility began operations on March 31, 2017.

Interest expense for 2017 and 2016 totaled $177.0 million and $159.6 million, respectively. Our average debt balance for 2017 was higher than 2016 due to the continued growth of the company; however, its impact on interest expense was partially offset by lower interest rates. Our weighted average interest rate was 4.6% for 2017, down from 4.9% in 2016. See Note 4 in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

With the redemption of the $450 million in senior unsecured notes, we incurred $22.5 million in debt refinancing charges ($15.5 million of which was a redemption premium) during 2016. During 2017, we incurred $32.6 million of debt refinancing charges related to the replacement of our credit facility, the payoff of our €200 million term loan, the payoff of our €200 million euro bonds, the prepayment of our $350 million senior unsecured notes, and structuring and underwriting fees associated with the termination of the short-term loan commitment we made in anticipation of the Steward transaction in 2017.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based taxes and withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes was an expense of $2.7 million for 2017 compared to a benefit of $6.8 million for 2016. As discussed in Note 5 to Item 8 of this Annual Report on Form 10-K, the income tax benefit recognized for 2016 was primarily due to acquisition costs associated with our European investments and the release of valuation allowances on foreign deferred tax assets of approximately $4 million. We continue to reflect a valuation allowance against our U.S. and certain foreign net deferred tax assets at December 31, 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net income for the year ended December 31, 2016, was $225.0 million compared to net income of $139.6 million for the year ended December 31, 2015. This increase was primarily due to additional revenue generated from our new investments and from completed development projects, $61.2 million of gains on real estate and other disposals, and a $15 million reduction in acquisition expenses, partially offset by higher debt refinancing costs and interest expense in 2016. FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Annual Report on Form 10-K), was $334.8 million, or $1.28 per diluted share for 2016 as compared to $274.8 million, or $1.26 per diluted share for 2015, a 2% increase on a per share basis. This increase in FFO per share was primarily due to additional revenue from new investments, partially offset by the loss of income from properties disposed of in 2016, higher interest costs and an increase in the number of shares outstanding during 2016 to fund such new investments.

A comparison of revenues for the years ended December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016		2015		Change
Rent billed	$327,269	60.5%	$247,604	56.0%	$79,665
Straight-line rent	41,067	7.6%	23,375	5.3%	17,692
Income from direct financing leases	64,307	11.9%	58,715	13.3%	5,592
Interest and fee income	108,494	20.0%	112,184	25.4%	(3,690)

Total revenues	$541,137	100.0%	$441,878	100.0%	$99,259

Our total revenue for 2016 was up $99.3 million or 22.5% over the prior year. This increase was made up of the following:

•	Operating lease revenue (including rent billed and straight-line rent) — up $97.4 million over the prior year of which $0.2 million was from our annual escalation provisions in our leases, $69.6 million was from incremental revenue from acquisitions made in 2016 (including $15.0 million related to Steward), $20.2 million was incremental revenue from development properties that were completed and put into service in 2016 and 2015, and $2.1 million was from capital additions at our existing facilities during 2016. The increase was also attributable to $15.0 million earned on our Capella properties after lease reclassification from DFL to operating lease accounting as part of the April 29, 2016 amendments. These increases were partially offset by $10.3 million of lower revenues from the 2016 dispositions.

•	Income from direct financing leases — up $5.6 million over the prior year of which $0.8 million was from annual escalation provisions in our leases and $6.7 million was from incremental revenue from acquisitions made in 2016. This increase was also attributable to $0.3 million of incremental revenue on the Capella properties prior to lease reclassification. The increase was partially offset by the $2.6 million write-off of DFL non-cash income in connection with the Capella lease reclassification (see Note 3 to Item 8 of this Annual Report on Form 10-K for details).

•	Interest and fee income — down $3.7 million over the prior year, which was attributable to $22.9 million in interest earned in 2015 from loans that were converted to real estate on or before December 31, 2016, in connection with the MEDIAN Transaction and $1.1 million related to loan pay downs in 2016. The decrease was partially offset by $18.0 million of additional interest from other loans made during 2016, including the Prime mortgage loans, $2.1 million of interest on the Capella mortgage and acquisition loans that were outstanding longer in 2016 than in 2015, and $0.4 million in annual escalation provisions of our loans.

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

Property expenses for 2016 decreased $1.1 million compared to 2015. This decrease was primarily due to the reimbursement of $0.8 million from the tenant of our Twelve Oaks facility for property expenses incurred in previous periods.

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

General and administrative expenses in 2016 totaled $48.9 million, which was 9.0% of revenues, down from 9.9% of revenues in the prior year. The decline in general and administrative expenses as a percentage of revenues was primarily due to our business model as we can generally increase our revenues significantly without increasing our headcount and related expense at the same rate. On a dollar basis, general and administrative expenses were up $5.3 million from the prior year due to higher international administrative expenses, and to a lesser extent personnel and travel costs, which were up as a result of the growth and expansion of our company.

Interest expense for 2016 and 2015 totaled $159.6 million and $120.9 million, respectively. This increase was related to higher average debt balances in the current year associated with our 4.000% Senior Unsecured Notes due 2022 entered into in August 2015 and our 6.375% Senior Unsecured Notes due 2024 entered into in February 2016 and our expanded credit facility. In addition, we incurred $1.7 million in additional interest expense in 2016 between the time we issued the $500 million 5.250% Senior Unsecured Notes due 2026 in July 2016 and when we were able to redeem the $450 million 6.875% Senior Unsecured Notes due 2021 in August 2016. Our weighted average interest rate was 4.9% for 2016, up from 4.3% in 2015 due to more permanent debt financing in 2016 and higher LIBOR rates. See Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

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

Non-GAAP Financial Measures

We consider non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.

Funds From Operations and Normalized Funds From Operations

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 ($ amounts in thousands except per share data):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per unit data)
FFO Information
Net income attributable to MPT common stockholders	$289,793	$225,048	$139,598	$50,522	$96,991
Participating securities’ share in earnings	(1,409)	(559)	(1,029)	(895)	(729)

Net income, less participating securities’ share in earnings	$288,384	$224,489	$138,569	$49,627	$96,262
Depreciation and amortization:
Continuing operations	127,559	96,157	69,867	53,938	36,978
Discontinued operations	—	—	—	—	708
Gain on sale of real estate	(7,431)	(67,168)	(3,268)	(2,857)	(7,659)
Real estate impairment charge	—	—	—	5,974	—

Funds from operations	$408,512	$253,478	$205,168	$106,682	$126,289
Write-off of straight line rent and other	5,340	3,063	3,928	2,818	1,457

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per unit data)
Transaction costs from non-real estate dispositions	—	5,944	—	—	—
Acquisition expenses, net of tax benefit	28,453	46,529	61,342	26,389	19,494
Release of valuation allowance	—	(3,956)	—	—	—
Impairment charges	—	7,229	—	44,154	—
Unutilized financing fees/ debt refinancing costs	32,574	22,539	4,367	1,698	—

Normalized funds from operations attributable to MPT common stockholders	$474,879	$334,826	$274,805	$181,741	$147,240

Per diluted share data
Net income, less participating securities’ share in earnings	$0.82	$0.86	$0.63	$0.29	$0.63
Depreciation and amortization	0.37	0.37	0.32	0.31	0.24
Gain on sale of real estate	(0.02)	(0.26)	(0.01)	(0.01)	(0.04)
Real estate impairment charge	—	—	—	0.04	—

Funds from operations	$1.17	$0.97	$0.94	$0.63	$0.83

Write-off of straight line rent and other	0.01	0.01	0.02	0.02	0.01
Transaction costs from non-real estate dispositions	—	0.02	—	—	—
Acquisition expenses, net of tax benefit	0.08	0.18	0.28	0.15	0.12
Release of valuation allowance	—	(0.02)	—	—	—
Impairment charges	—	0.03	—	0.26	—
Unutilized financing fees/ debt refinancing costs	0.09	0.09	0.02	—	—

Normalized funds from operations attributable to MPT common stockholders	$1.35	$1.28	$1.26	$1.06	$0.96

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

	As of December 31, 2017	As of December 31, 2016
Total Assets	$9,020,288	$6,418,536
Add:
Binding real estate commitments on new investments(1)	17,500	288,647
Unfunded amounts on development deals and commenced capital improvement projects(2)	154,184	194,053
Accumulated depreciation and amortization	455,712	325,125
Less:
Cash and cash equivalents	(171,472)	(83,240)

Total Gross Assets	$9,476,212	$7,143,121

(1)	The 2017 column reflects a commitment to acquire an RCCH facility post December 31, 2017. The 2016 column includes post December 31, 2016 transactions and commitments such as two RCCH facilities and 14 facilities in Germany.
(2)	Includes $137.4 million and $109.1 million of unfunded amounts on ongoing development projects and $16.8 million and $84.9 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of December 31, 2017 and 2016, respectively.

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2017:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22
November 12, 2015	December 10, 2015	January 14, 2016	$0.22
August 20, 2015	September 17, 2015	October 15, 2015	$0.22
May 14, 2015	June 11, 2015	July 9, 2015	$0.22
February 23, 2015	March 12, 2015	April 9, 2015	$0.22

On February 15, 2018, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of common stock to be paid on April 12, 2018, to stockholders of record on March 15, 2018.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2017, our outstanding debt totaled $4.9 billion, which consisted of fixed-rate debt of $3.9 billion and variable rate debt of $1.0 billion. If market interest rates increase by one-percent, the fair value of our debt at December 31, 2017 would decrease by approximately $8.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.0 billion, the balance of our revolver and term loan at December 31, 2017.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results for 2017 and on an annualized basis, if the euro exchange rate were to change by 5%, our FFO would change by approximately $4.1 million. Based solely on operating results for 2017 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements including the related notes, as listed in the appendix appearing under Item 15(a), and the financial statement schedules listed in the index appearing under Item 15(a), of Medical Properties Trust, Inc. and its subsidiaries (collectively known as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2018

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements including the related notes, as listed in the appendix appearing under Item 15(a), and the financial statement schedules listed in the index appearing under Item 15(a), of MPT Operating Partnership L.P. and its subsidiaries (collectively known as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2018

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$639,626	$417,368
Buildings and improvements	4,667,150	3,550,674
Construction in progress and other	47,695	53,648
Intangible lease assets	443,134	296,176
Real estate held for sale	146,615	—
Net investment in direct financing leases	698,727	648,102
Mortgage loans	1,778,316	1,060,400

Gross investment in real estate assets	8,421,263	6,026,368
Accumulated depreciation	(406,855)	(292,786)
Accumulated amortization	(48,857)	(32,339)

Net investment in real estate assets	7,965,551	5,701,243
Cash and cash equivalents	171,472	83,240
Interest and rent receivables	78,970	57,698
Straight-line rent receivables	185,592	116,861
Other loans	150,209	155,721
Other assets	468,494	303,773

Total Assets	$9,020,288	$6,418,536

LIABILITIES AND EQUITY
Liabilities
Debt, net	$4,898,667	$2,909,341
Accounts payable and accrued expenses	211,188	207,711
Deferred revenue	18,178	19,933
Lease deposits and other obligations to tenants	57,050	28,323

Total Liabilities	5,185,083	3,165,308
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,424 shares at December 31, 2017 and 320,514 shares at December 31, 2016	364	321
Additional paid-in capital	4,333,027	3,775,336
Distributions in excess of net income	(485,932)	(434,114)
Accumulated other comprehensive loss	(26,049)	(92,903)
Treasury shares, at cost	(777)	(262)

Total Medical Properties Trust, Inc. Stockholders’ Equity	3,820,633	3,248,378
Non-controlling interests	14,572	4,850

Total Equity	3,835,205	3,253,228

Total Liabilities and Equity	$9,020,288	$6,418,536

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$435,782	$327,269	$247,604
Straight-line rent	65,468	41,067	23,375
Income from direct financing leases	74,495	64,307	58,715
Interest and fee income	129,000	108,494	112,184

Total revenues	704,745	541,137	441,878
Expenses
Real estate depreciation and amortization	125,106	94,374	69,867
Impairment charges	—	7,229	—
Property-related	5,811	2,712	3,792
Acquisition expenses	29,645	46,273	61,342
General and administrative	58,599	48,911	43,639

Total operating expenses	219,161	199,499	178,640

Operating income	485,584	341,638	263,238
Other income (expense)
Interest expense	(176,954)	(159,597)	(120,884)
Gain on sale of real estate and other asset dispositions, net	7,431	61,224	3,268
Earnings (losses) from equity and other interests	10,058	(1,116)	2,849
Unutilized financing fees/ debt refinancing costs	(32,574)	(22,539)	(4,367)
Other income (expense)	374	(502)	(2,674)
Income tax (expense) benefit	(2,681)	6,830	(1,503)

Net other expenses	(194,346)	(115,700)	(123,311)

Income from continuing operations	291,238	225,938	139,927
Loss from discontinued operations	—	(1)	—

Net income	291,238	225,937	139,927
Net income attributable to non-controlling interests	(1,445)	(889)	(329)

Net income attributable to MPT common stockholders	$289,793	$225,048	$139,598

Earnings per share — basic
Income from continuing operations attributable to MPT common stockholders	$0.82	$0.86	$0.64
Loss from discontinued operations attributable to MPT common stockholders	—	—	—

Net income attributable to MPT common stockholders	$0.82	$0.86	$0.64

Weighted average shares outstanding — basic	349,902	260,414	217,997

Earnings per share — diluted
Income from continuing operations attributable to MPT common stockholders	$0.82	$0.86	$0.63
Loss from discontinued operations attributable to MPT common stockholders	—	—	—

Net income attributable to MPT common stockholders	$0.82	$0.86	$0.63

Weighted average shares outstanding — diluted	350,441	261,072	218,304

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$291,238	$225,937	$139,927
Other comprehensive income (loss):
Unrealized gain on interest rate swap	—	2,904	3,139
Foreign currency translation gain (loss)	66,854	(22,923)	(54,109)

Total comprehensive income	358,092	205,918	88,957
Comprehensive income attributable to non-controlling interests	(1,445)	(889)	(329)

Comprehensive income attributable to MPT common stockholders	$356,647	$205,029	$88,628

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except per share data)

	Preferred		Common		Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2014	—	$—	172,743	$172	$1,765,381	$(361,330)	$(21,914)	$(262)	$—	$1,382,047

Net income	—	—	—	—	—	139,598	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swap	—	—	—	—	—	—	3,139	—	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	—	(54,109)
Stock vesting and amortization of stock-based compensation	—	—	751	2	11,120	—	—	—	—	11,122
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(332)	(332)
Proceeds from offering (net of offering costs)	—	—	63,250	63	817,326	—	—	—	—	817,389
Dividends declared ($0.88 per common share)	—	—	—	—	—	(196,918)	—	—	—	(196,918)

Balance at December 31, 2015	—	$—	236,744	$237	$2,593,827	$(418,650)	$(72,884)	$(262)	$4,997	$2,107,265

Net income	—	—	—	—	—	225,048	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	—	(22,923)
Stock vesting and amortization of stock-based compensation	—	—	1,021	1	7,941	—	—	—	—	7,942
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	—	—	82,749	83	1,173,568	—	—	—	—	1,173,651
Dividends declared ($0.91 per common share)	—	—	—	—	—	(240,512)	—	—	—	(240,512)

Balance at December 31, 2016	—	$—	320,514	$321	$3,775,336	$(434,114)	$(92,903)	$(262)	$4,850	$3,253,228

Net income	—	—	—	—	—	289,793	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	—	66,854
Stock vesting and amortization of stock-based compensation	—	—	785	—	9,949	—	—	—	—	9,949
Treasury stock acquired (41,270 shares)	—	—	—	—	—	—	—	(515)	—	(515)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	—	—	43,125	43	547,742	—	—	—	—	547,785
Dividends declared ($0.96 per common share)	—	—	—	—	—	(341,611)	—	—	—	(341,611)

Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Operating activities
Net income	$291,238	$225,937	$139,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,979	97,601	71,827
Amortization of deferred financing costs and debt discount	6,521	7,613	6,085
Direct financing lease interest accretion	(9,933)	(9,120)	(8,032)
Straight-line rent revenue	(70,808)	(41,567)	(26,187)
Share-based compensation	9,949	7,942	11,122
Gain from sale of real estate and other asset dispositions, net	(7,431)	(61,224)	(3,268)
Impairment charges	—	7,229	—
Straight-line rent and other write-off	5,340	3,063	2,812
Unutilized financing fees/debt refinancing costs	32,574	22,539	4,367
Other adjustments	(1,204)	3,563	(6,334)
Decrease (increase) in:
Interest and rent receivables	(21,116)	(13,247)	(5,599)
Other assets	(4,452)	(18,357)	(8,297)
Accounts payable and accrued expenses	2,494	41,583	26,540
Deferred revenue	(2,050)	(8,872)	2,033

Net cash provided by operating activities	363,101	264,683	206,996
Investing activities
Cash paid for acquisitions and other related investments	(2,246,788)	(1,682,409)	(2,218,869)
Net proceeds from sale of real estate	64,362	198,767	19,175
Principal received on loans receivable	8,480	906,757	771,785
Investment in loans receivable	(19,338)	(109,027)	(354,001)
Construction in progress and other	(73,812)	(171,209)	(146,372)
Investment in unsecured senior notes	—	(50,000)	—
Proceeds from sale of unsecured notes	—	50,000	—
Other investments, net	(94,970)	(69,423)	(17,339)

Net cash used for investing activities	(2,362,066)	(926,544)	(1,945,621)
Financing activities
Proceeds from term debt	2,355,280	1,000,000	681,000
Payments of term debt	(1,038,221)	(575,299)	(283)
Payment of deferred financing costs	(32,794)	(15,468)	(7,686)
Revolving credit facilities, net	550,415	(810,000)	509,415
Distributions paid	(326,729)	(218,393)	(182,980)
Lease deposits and other obligations to tenants	27,525	14,557	(10,839)
Proceeds from sale of common shares, net of offering costs	547,785	1,173,651	817,389
Other financing activities	(12,984)	(16,485)	(5,326)

Net cash provided by financing activities	2,070,277	552,563	1,800,690

Increase (decrease) in cash and cash equivalents for the year	71,312	(109,298)	62,065
Effect of exchange rate changes	16,920	(3,003)	(11,065)
Cash and cash equivalents at beginning of year	83,240	195,541	144,541

Cash and cash equivalents at end of year	$171,472	$83,240	$195,541

Interest paid, including capitalized interest of $840 in 2017, $2,320 in 2016, and $1,425 in 2015	$149,798	$138,770	$107,228
Supplemental schedule of non-cash investing activities:
(Decrease) increase in development project construction costs incurred, not paid	$(18,805)	$15,857	$2,684
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$89,403	$74,521	$52,402

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$639,626	$417,368
Buildings and improvements	4,667,150	3,550,674
Construction in progress and other	47,695	53,648
Intangible lease assets	443,134	296,176
Real estate held for sale	146,615	—
Net investment in direct financing leases	698,727	648,102
Mortgage loans	1,778,316	1,060,400

Gross investment in real estate assets	8,421,263	6,026,368
Accumulated depreciation	(406,855)	(292,786)
Accumulated amortization	(48,857)	(32,339)

Net investment in real estate assets	7,965,551	5,701,243
Cash and cash equivalents	171,472	83,240
Interest and rent receivables	78,970	57,698
Straight-line rent receivables	185,592	116,861
Other loans	150,209	155,721
Other assets	468,494	303,773

Total Assets	$9,020,288	$6,418,536

LIABILITIES AND CAPITAL
Liabilities
Debt, net	$4,898,667	$2,909,341
Accounts payable and accrued expenses	121,465	132,868
Deferred revenue	18,178	19,933
Lease deposits and other obligations to tenants	57,050	28,323
Payable due to Medical Properties Trust, Inc.	89,333	74,453

Total Liabilities	5,184,693	3,164,918
Commitments and Contingencies
Capital
General partner — issued and outstanding — 3,644 units at December 31, 2017 and 3,204 units at December 31, 2016	38,489	33,436
Limited Partners:
Common units — issued and outstanding — 360,780 units at December 31, 2017 and 317,310 units at December 31, 2016	3,808,583	3,308,235
LTIP units — issued and outstanding — 292 units at December 31, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss	(26,049)	(92,903)

Total MPT Operating Partnership, L.P. capital	3,821,023	3,248,768
Non-controlling interests	14,572	4,850

Total Capital	3,835,595	3,253,618

Total Liabilities and Capital	$9,020,288	$6,418,536

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$435,782	$327,269	$247,604
Straight-line rent	65,468	41,067	23,375
Income from direct financing leases	74,495	64,307	58,715
Interest and fee income	129,000	108,494	112,184

Total revenues	704,745	541,137	441,878
Expenses
Real estate depreciation and amortization	125,106	94,374	69,867
Impairment charges	—	7,229	—
Property-related	5,811	2,712	3,792
Acquisition expenses	29,645	46,273	61,342
General and administrative	58,599	48,911	43,639

Total operating expense	219,161	199,499	178,640

Operating income	485,584	341,638	263,238
Other income (expense)
Interest expense	(176,954)	(159,597)	(120,884)
Gain on sale of real estate and other asset dispositions, net	7,431	61,224	3,268
Earnings (losses) from equity and other interests	10,058	(1,116)	2,849
Unutilized financing fees/debt refinancing costs	(32,574)	(22,539)	(4,367)
Other income (expense)	374	(502)	(2,674)
Income tax (expense) benefit	(2,681)	6,830	(1,503)

Net other expenses	(194,346)	(115,700)	(123,311)

Income from continuing operations	291,238	225,938	139,927
Loss from discontinued operations	—	(1)	—

Net income	291,238	225,937	139,927
Net income attributable to non-controlling interests	(1,445)	(889)	(329)

Net income attributable to MPT Operating Partnership partners	$289,793	$225,048	$139,598

Earnings per unit — basic
Income from continuing operations attributable to MPT Operating Partnership partners	$0.82	$0.86	$0.64
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.82	$0.86	$0.64

Weighted average units outstanding — basic	349,902	260,414	217,997

Earnings per unit — diluted
Income from continuing operations attributable to MPT Operating Partnership partners	$0.82	$0.86	$0.63
Loss from discontinued operations attributable to MPT Operating Partnership partners	—	—	—

Net income attributable to MPT Operating Partnership partners	$0.82	$0.86	$0.63

Weighted average units outstanding — diluted	350,441	261,072	218,304

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$291,238	$225,937	$139,927
Other comprehensive income (loss):
Unrealized gain on interest rate swap	—	2,904	3,139
Foreign currency translation gain (loss)	66,854	(22,923)	(54,109)

Total comprehensive income	358,092	205,918	88,957
Comprehensive income attributable to non-controlling interests	(1,445)	(889)	(329)

Comprehensive income attributable to MPT Operating Partnership partners	$356,647	$205,029	$88,628

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except per unit data)

	General Partner		Limited Partners				Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital
			Common		LTIPs
	Units	Unit Value	Units	Unit Value	Units	Unit Value
Balance at December 31, 2014	1,722	$14,055	171,021	$1,390,296	292	$—	$(21,914)	$—	$1,382,437

Net income	—	1,399	—	138,199	—	—	—	329	139,927
Sale of non-controlling interests	—	—	—	—	—	—	—	5,000	5,000
Unrealized gain on interest rate swap	—	—	—	—	—	—	3,139	—	3,139
Foreign currency translation loss	—	—	—	—	—	—	(54,109)	—	(54,109)
Unit vesting and amortization of unit-based compensation	8	111	743	11,011	—	—	—	—	11,122
Distributions to non- controlling interests	—	—	—	—	—	—	—	(332)	(332)
Proceeds from offering (net of offering costs)	633	8,175	62,617	809,214	—	—	—	—	817,389
Distributions declared ($0.88 per unit)	—	(1,967)	—	(194,951)	—	—	—	—	(196,918)

Balance at December 31, 2015	2,363	$21,773	234,381	$2,153,769	292	$—	$(72,884)	$4,997	$2,107,655

Net income	—	2,251	—	222,797	—	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	(22,923)
Unit vesting and amortization of unit-based compensation	10	80	1,011	7,862	—	—	—	—	7,942
Distributions to non- controlling interests	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	831	11,737	81,918	1,161,914	—	—	—	—	1,173,651
Distributions declared ($0.91 per unit)	—	(2,405)	—	(238,107)	—	—	—	—	(240,512)

Balance at December 31, 2016	3,204	$33,436	317,310	$3,308,235	292	$—	$(92,903)	$4,850	$3,253,618

Net income	—	2,898	—	286,895	—	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	66,854
Unit vesting and amortization of unit-based compensation	9	99	776	9,850	—	—	—	—	9,949
Treasury stock acquired (41,270 shares)	—	(6)	—	(509)	—	—	—	—	(515)
Distributions to non- controlling interests	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	431	5,478	42,694	542,307	—	—	—	—	547,785
Distributions declared ($0.96 per unit)	—	(3,416)	—	(338,195)	—	—	—	—	(341,611)

Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Operating activities
Net income	$291,238	$225,937	$139,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,979	97,601	71,827
Amortization of deferred financing costs and debt discount	6,521	7,613	6,085
Direct financing lease interest accretion	(9,933)	(9,120)	(8,032)
Straight-line rent revenue	(70,808)	(41,567)	(26,187)
Unit-based compensation	9,949	7,942	11,122
Gain from sale of real estate and other asset dispositions, net	(7,431)	(61,224)	(3,268)
Impairment charges	—	7,229	—
Straight-line rent and other write-off	5,340	3,063	2,812
Unutilized financing fees/ debt refinancing costs	32,574	22,539	4,367
Other adjustments	(1,204)	3,563	(6,334)
Decrease (increase) in:
Interest and rent receivables	(21,116)	(13,247)	(5,599)
Other assets	(4,452)	(18,357)	(8,297)
Accounts payable and accrued expenses	2,494	41,583	26,540
Deferred revenue	(2,050)	(8,872)	2,033

Net cash provided by operating activities	363,101	264,683	206,996
Investing activities
Cash paid for acquisitions and other related investments	(2,246,788)	(1,682,409)	(2,218,869)
Net proceeds from sale of real estate	64,362	198,767	19,175
Principal received on loans receivable	8,480	906,757	771,785
Investment in loans receivable	(19,338)	(109,027)	(354,001)
Construction in progress and other	(73,812)	(171,209)	(146,372)
Investment in unsecured senior notes	—	(50,000)	—
Proceeds from sale of unsecured senior notes	—	50,000	—
Other investments, net	(94,970)	(69,423)	(17,339)

Net cash used for investing activities	(2,362,066)	(926,544)	(1,945,621)
Financing activities
Proceeds from term debt	2,355,280	1,000,000	681,000
Payments of term debt	(1,038,221)	(575,299)	(283)
Payment of deferred financing costs	(32,794)	(15,468)	(7,686)
Revolving credit facilities, net	550,415	(810,000)	509,415
Distributions paid	(326,729)	(218,393)	(182,980)
Lease deposits and other obligations to tenants	27,525	14,557	(10,839)
Proceeds from sale of units, net of offering costs	547,785	1,173,651	817,389
Other financing activities	(12,984)	(16,485)	(5,326)

Net cash provided by financing activities	2,070,277	552,563	1,800,690

Increase (decrease) in cash and cash equivalents for the year	71,312	(109,298)	62,065
Effect of exchange rate changes	16,920	(3,003)	(11,065)
Cash and cash equivalents at beginning of year	83,240	195,541	144,541

Cash and cash equivalents at end of year	$171,472	$83,240	$195,541

Interest paid, including capitalized interest of $840 in 2017, $2,320 in 2016, and $1,425 in 2015	$149,798	$138,770	$107,228
Supplemental schedule of non-cash investing activities:
(Decrease) increase in development project construction costs incurred, not paid	$(18,805)	$15,857	$2,684
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$89,403	$74,521	$52,402

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own substantially all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income.

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

At December 31, 2017, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2017 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$333,398	Mortgage and other loans	$234,386
Equity investments	$13,367	Other assets	$—

(1)	Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.
(2)	Carrying amount reflects the net book value of our loan or equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2017, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and 10 for additional description of the nature, purpose and activities of some of our VIEs (such as Ernest Health, Inc. (“Ernest”)) and interests therein.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses are included in our consolidated statements of net income, and we have elected to record our share of such investee’s earnings or losses on a 90-day lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

Investments in entities in which we do not control nor do we have the ability to significantly influence (such as our investments in Steward Health Care System LLC (“Steward”) and Median Kliniken S.á.r.l. (“MEDIAN”) are accounted for using the cost method. The initial carrying value of such investments is based on the amount paid to purchase the interest in the investee entity. No income is recorded on our cost method investments until distributions are received.

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

Revenue Recognition: We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of net income is presented as two amounts: rent billed and straight-line revenue. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index (“CPI”) or when CPI exceeds the annual minimum percentage increase as stipulated in the lease. Contingent rents are recorded as rent billed revenue in the period earned. Rental payments received prior to their recognition as income are classified as deferred revenue.

We use direct financial lease (“DFL”) accounting to record rent on certain leases deemed to be financing leases, per accounting rules, rather than operating leases. For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unearned income.

We begin recording base rent income from our development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of our development projects, we may be entitled to accrue rent based on the cost paid during the construction period (construction period rent). We accrue construction period rent as a receivable with a corresponding offset to deferred revenue during the construction period. When the lessee takes physical possession of the facility, we begin recognizing the deferred construction period revenue on the straight-line method over the term of the lease.

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

Acquired Real Estate Purchase Price Allocation: For properties acquired for leasing purposes, we currently account for such acquisitions based on business combination accounting rules. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time to time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Goodwill: Goodwill, included in other assets on the balance sheet, is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. To test for impairment, we first assess qualitative factors, such as current macroeconomic conditions and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted average useful lives at December 31, 2017 are as follows:

Buildings and improvements	39.1 years
Tenant lease intangibles	26.5 years
Leasehold improvements	18.2 years
Furniture, equipment and other	9.8 years

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

Income Taxes: We conduct our business as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally pay little U.S. federal and state income tax because of the dividends paid deduction that we are allowed to take. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes.

Our financial statements include the operations of taxable REIT subsidiaries (“TRS”), including MPT Development Services, Inc. (“MDS”), and with many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. Our TRS entities are not entitled to a dividends paid deduction and are subject to U.S. federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and they may make loans to and/or investments in our lessees.

With the property acquisitions and investments in Europe, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the U.S. as such income from our international properties will flow through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax receivables/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

The calculation of our income taxes involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. However, if a more likely than not position cannot be reached, we record a liability as an off-set to the tax benefit and adjust the liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the uncertain tax position liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Deferred Financing Costs: We generally capitalize financing costs incurred in connection with new financings and refinancings of debt. These costs are amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the debt (interest method) and are included within Debt, net on our consolidated balance sheets. For debt without defined principal repayment terms, such as revolving credit agreements, the deferred costs are amortized on the straight-line method over the term of the debt and are included as a component of Other Assets on our consolidated balance sheets.

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

Derivative Financial Investments and Hedging Activities: During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and/or foreign currency risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss) on our consolidated balance sheets, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. There was no derivative or hedging activity in place during the year ended December 31, 2017.

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

Fair Value Option Election: For our equity interest in Ernest along with any related loans (as more fully described in Note 3 and 10), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans that existed at December 31, 2017.

Recent Accounting Developments:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. This standard is effective for us beginning January 1, 2018, and we plan to adopt under the modified retrospective method. We do not expect this standard to have a significant impact on our financial results upon adoption, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loans, which are specifically excluded from ASU No. 2014-09. Under ASU No. 2014-09, we do expect more transactions to qualify as sales of real estate with gains on sales being recognized earlier than under current accounting guidance, as the new guidance is based on transfer of control versus whether or not the seller has continuing involvement. Thus, we expect to record an approximate $2 million adjustment to retained earnings upon adoption of ASU No. 2014-09 to fully recognize a gain on real estate sold in prior years that was required to be deferred under existing accounting guidance.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition rather than as a business combination. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. We plan to adopt ASU 2017-01 on January 1, 2018 using the prospective method. Upon adoption, we expect to recognize a majority of our real estate acquisitions as asset transactions rather than business combinations, which will result in the capitalization of third party transaction costs that are directly related to an acquisition and significantly decrease acquisition expenses. Indirect and internal transaction costs will continue to be expensed, but we do not expect to include these costs as an adjustment in deriving normalized funds from operations in the future. We expect this change in accounting, once adopted, may decrease our normalized funds from operations by $1 million to $2 million per quarter.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

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

3. Real Estate and Loans Receivable

Acquisitions

We acquired the following assets:

	2017	2016	2015
	(in thousands)
Assets Acquired
Land	$229,091	$91,071	$120,746
Building	1,027,154	655,324	741,935
Intangible lease assets — subject to amortization (weighted average useful life of 28.0 years in 2017, 28.5 years in 2016 and 30.0 years in 2015)	150,971	94,167	176,383
Net investments in direct financing leases	40,450	178,000	174,801
Mortgage loans	700,000	600,000	380,000
Other loans	—	—	523,605
Equity investments and other assets	100,000	70,166	101,716
Liabilities assumed	(878)	(6,319)	(317)

Total assets acquired	$2,246,788	$1,682,409	$2,218,869
Loans repaid(1)	—	(193,262)	(385,851)

Total net assets acquired	$2,246,788	$1,489,147	$1,833,018

(1)	The 2016 column includes $93.3 million of loans advanced to Capella in 2015 and repaid in 2016 as a part of the Capella transaction, along with $100.0 million loans advanced to Prime in 2015 and repaid in 2016 as part of the sale leaseback conversion of four properties in New Jersey. The 2015 column includes $385.9 million of loans advanced to MEDIAN in 2014 and repaid in 2015 as a part of the MEDIAN transaction.

Purchase price allocations attributable to certain acquisitions made during 2017 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

2017 Activity

Steward Transactions

On September 29, 2017, we acquired, from IASIS Healthcare LLC (“IASIS”), a portfolio of ten acute care hospitals and one behavioral health facility, along with ancillary land and buildings, that are located in Arizona, Utah, Texas, and Arkansas. The portfolio is now operated by Steward which separately completed its acquisition of the operations of IASIS on September 29, 2017. Our investment in the portfolio includes the acquisition of eight acute care hospitals and one behavioral health facility for approximately $700 million, the making of $700 million in mortgage loans on two acute care hospitals, and a $100 million minority equity contribution in Steward, for a combined investment of approximately $1.5 billion.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million.

See “2016 Activity — Acquisition of Steward Portfolio” below for details of the master lease and mortgage loan terms.

MEDIAN Transactions

On November 29, 2017, we acquired three rehabilitation hospitals in Germany for an aggregate purchase price of €80 million. The facilities are leased to affiliates of MEDIAN, pursuant to a new long-term master lease. The lease began on November 30, 2017, and the term is for 27 years (ending in November 2044). The lease provides for increases in rent at the greater of one percent or 70% of the change in German CPI.

During the third quarter of 2017, we acquired two rehabilitation hospitals in Germany for an aggregate purchase price of €39.2 million, in addition to 11 rehabilitation hospitals in Germany that we acquired in the second quarter of 2017 for an aggregate purchase price of €127 million. These 13 properties are leased to affiliates of MEDIAN, pursuant to a third master lease entered into in 2016. (See “2016 Activity” below for details of this master lease.) These acquisitions are the final properties of the portfolio of 20 properties in Germany that we agreed to acquire in July 2016 for €215.7 million, of which seven properties totaling €49.5 million closed in December 2016.

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million, of which €18.6 million was paid upon closing with the remainder being paid over four years. This property is leased to affiliates of MEDIAN, pursuant to an existing master lease agreement that ends in December 2042 with annual escalators at the greater of one percent or 70% of the change in German CPI.

On January 30, 2017, we acquired an inpatient rehabilitation hospital in Germany for €8.4 million. This acquisition was the final property to close as part of the six hospital portfolio that we agreed to buy in September 2016 for an aggregate amount of €44.1 million. This property is leased to affiliates of MEDIAN pursuant to the original long-term master lease agreement reached with MEDIAN in 2015. (See “2015 Activity” below for further details of this master lease.)

Other Transactions

On June 1, 2017, we acquired the real estate assets of Ohio Valley Medical Center, a 218-bed acute care hospital located in Wheeling, West Virginia, and the East Ohio Regional Hospital, a 139-bed acute care hospital in Martins Ferry, Ohio, from Ohio Valley Health Services, a not-for-profit entity in West Virginia, for an aggregate purchase price of approximately $40 million. We simultaneously leased the facilities to Alecto Healthcare Services LLC (“Alecto”), pursuant to a lease with a 15-year initial term with 2% annual minimum rent increases and three 5-year extension options. The facilities are cross-defaulted and cross-collateralized with our other hospitals currently operated by Alecto. We also agreed to provide up to $20.0 million in capital improvement funding on these two facilities — none of which has been funded to date. With these acquisitions, we also obtained a 20% interest in the operator of these facilities.

On May 1, 2017, we acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to RCCH Healthcare Partners (“RCCH”), pursuant to the existing long-term master lease entered into with RCCH in April 2016.

From the respective acquisition dates in 2017 through year-end, the properties acquired during the year ended December 31, 2017, contributed $72.9 million and $57.8 million of revenue and income (excluding related acquisition expenses), respectively, for the year ended December 31, 2017. In addition, we incurred $24.4 million of acquisition-related costs on the 2017 acquisitions for the year ended December 31, 2017.

2016 Activity

Acquisition of Steward Portfolio

On October 3, 2016, we closed on a portfolio of nine acute care hospitals in Massachusetts operated by Steward. Our investment in the portfolio included the acquisition of five hospitals for $600 million, the making of $600 million in mortgage loans on four facilities, and a $50 million minority equity contribution in Steward, for a combined investment of $1.25 billion. The five facilities acquired are being leased to Steward under a master lease agreement that has a 15-year term (ending October 31, 2031) with three 5-year extension options, plus annual inflation-based escalators. The terms of the mortgage loan are substantially similar to the master lease.

Other Acquisitions

From October 27, 2016 to December 31, 2016, we acquired 12 rehabilitation hospitals in Germany for an aggregate purchase price to us of €85.2 million. Of these acquisitions, five properties (totaling €35.6 million) are leased to affiliates of MEDIAN, pursuant to a master lease agreement reached with MEDIAN in 2015. (See “2015 Activity” below for further details of this master lease). The remaining seven properties (totaling €49.5 million) are leased to affiliates of MEDIAN, pursuant to a third master lease that has terms similar to the original master lease in 2015 with a fixed 27-year lease term ending in August 2043.

On October 21, 2016, we acquired three general acute care hospitals and one free-standing emergency department and health center in New Jersey from Prime Healthcare Services, Inc. (“Prime”) (as originally contemplated in the agreements) by reducing the $100 million mortgage loan made in September 2015 and advancing an additional $15 million. We are leasing these properties to Prime pursuant to a fifth master lease, which has a 15-year initial term (ending in May 2031) with three five-year extension options, plus consumer-price indexed increases.

On July 22, 2016, we acquired an acute care facility in Olympia, Washington in exchange for a $93.3 million loan and an additional $7 million in cash, as contemplated in the initial Capella Healthcare Inc. (“Capella”) acquisition transaction in 2015. The terms of the Olympia lease are substantially similar to those of the master lease with Capella post lease amendment. See the Capella Disposal Transaction under the subheading “Disposals” below for further details on the terms of the Capella leases.

On June 22, 2016, we closed on the final property of the initial MEDIAN transaction that began in 2014 for a purchase price of € 41.6 million. See “2015 Activity” for a description of the initial MEDIAN Transaction and related master lease terms.

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

From the respective acquisition dates through the 2016 year-end, the properties acquired during 2016, contributed $37.4 million and $31.7 million of revenue and income (excluding related acquisition expense), respectively, for the year ended December 31, 2016. In addition, we incurred $12.1 million of acquisition-related costs on the 2016 acquisitions for the year ended December 31, 2016.

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

MEDIAN Transaction

During early 2015, we made additional interim loans (as part of the initial MEDIAN transaction entered into in October 2014) of approximately €240 million on behalf of MEDIAN, to complete step one of a two-step process to acquire the healthcare real estate of MEDIAN. In addition, we entered into a series of definitive agreements with MEDIAN to complete step two, which involved the acquisition of the real estate assets of 32 hospitals owned by MEDIAN for an aggregate purchase price of approximately €688 million. Upon acquisition, each property became subject to a new master lease between us and MEDIAN providing for the leaseback of the property to MEDIAN. The master lease had an initial term of 27 years (ending in March 2042) and provided for annual escalations of rent at the greater of one percent or 70% of the change in German CPI.

At each closing, the purchase price for each facility was reduced and offset against the interim loans made to affiliates of MEDIAN and against the amount of any debt assumed or repaid by us in connection with the closing. As of December 31, 2015, we had closed on 31 of the 32 properties for an aggregate amount of € 646 million, and we had no loans outstanding to MEDIAN. The final property was acquired in June 2016 as noted above.

Other Acquisitions

On December 3, 2015, we acquired a 266-bed outpatient rehabilitation clinic located in Hannover, Germany from MEDIAN for €18.7 million. Upon acquisition, the facility was leased back under the initial master lease entered into with MEDIAN in 2013, that provided for an initial term of 27 years (ending in November 2040) and annual rent increases of 2.0% in 2017 and 0.5% thereafter. On December 31, 2020 and every three years thereafter, rent will be further increased, if needed, to reflect 70% of cumulative increases in the German CPI.

On November 18, 2015, we acquired seven acute care hospitals and a freestanding clinic in northern Italy for an aggregate purchase price to us of approximately €90 million. The acquisition was effected through a joint venture between us and affiliates of AXA Real Estate, in which we own a 50% interest. The facilities are leased to an Italian acute care hospital operator, pursuant to a long-term master lease. We are accounting for our 50% interest in this joint venture under the equity method.

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

On September 9, 2015, we acquired the real estate of a general acute care hospital under development located in Valencia, Spain. The acquisition was effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Our share of the aggregate purchase and development price was approximately €21 million. See IMED Group under the subheading “Development Activities” for an update on this transaction along with additional details.

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

On June 16, 2015, we acquired the real estate of two facilities in Lubbock, Texas, a 60-bed inpatient rehabilitation hospital and a 37-bed long-term acute care hospital (“LTACH”), for an aggregate purchase price of $31.5 million. We entered into a 20-year lease (ending in June 2035) with Ernest for the rehabilitation hospital, which provides for three five-year extension options, and separately entered into a lease with Ernest for the long-term acute care hospital that has a final term ending December 31, 2034. In connection with the transaction, we funded an acquisition loan to Ernest of approximately $12.0 million. Ernest operates the rehabilitation hospital in a joint venture with Covenant Health System. Effective July 18, 2016, we amended the lease of the rehabilitation hospital to include the long-term acute care hospital. Ernest converted the long-term acute care facility into a rehabilitation facility in the second quarter of 2017.

On February 27, 2015, we acquired an inpatient rehabilitation hospital in Weslaco, Texas for $10.7 million. We have leased this hospital to Ernest pursuant to the 2012 master lease, which had an initial 20-year fixed term (ending in February 2032) and three extension options of five years each. This lease provides for consumer-priced-indexed annual rent increases, subject to a floor and a cap. In addition, we funded an acquisition loan in the amount of $5 million.

On February 13, 2015, we acquired two general acute care hospitals in the Kansas City area for $110 million. Prime is the tenant and operator pursuant to a new master lease that has similar terms and security enhancements as the other master lease agreements entered into in 2013. This master lease has a 10-year initial fixed term (ending in February 2025) with two extension options of five years each. The lease provides for consumer-price-indexed annual rent increases, subject to a specified floor. In addition, we funded a mortgage loan in the amount of $40 million, which has a 10-year term.

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

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented below as if each acquisition was completed on January 1, 2016 and January 1, 2015 for the year ended December 31, 2017 and 2016, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what actuals would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods (in thousands, except per share/unit amounts).

	For the Year Ended December 31, (Unaudited)
	2017	2016
Total revenues	$839,568	$836,211
Net income	418,811	427,295
Net income per share/unit-diluted	$1.14	$1.17

Development Activities

2017 Activity

During 2017, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health, Inc. (“Adeptus Health”) — We completed four acute care facilities for this tenant during 2017 totaling approximately $68 million in development costs. These facilities are leased pursuant to an existing long-term master lease.

•	IMED Group (“IMED”) — Our general acute facility located in Valencia, Spain opened on March 31, 2017, and is being leased to IMED pursuant to a 30-year lease that provides for quarterly fixed rent payments that started on October 1, 2017 with annual increases of 1% beginning April 1, 2020. Our ownership in this facility is effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest. Our share of the aggregate purchase and development cost of this facility is approximately €21 million.

In April 2017, we completed the acquisition of the long leasehold interest of a development site in Birmingham, England from the Circle Health Group (“Circle”) (the tenant of our existing site in Bath, England) for a purchase price of £2.7 million. Simultaneously with the acquisition, we entered into contracts with the property landlord and Circle committing us to construct an acute care hospital on the site. Our total development costs are anticipated to be approximately £30 million. Circle is contracted to enter into a lease of the hospital following completion of construction for an initial 15-year term with rent to be calculated based on our total development costs.

On December 19, 2017, we entered into an agreement to finance the development of and lease an acute care hospital in Idaho Falls, Idaho, for $113.5 million. This facility will be leased to Surgery Partners, Inc. (“Surgery Partners”) pursuant to a long-term lease and is expected to be completed in the first quarter of 2020.

2016 Activity

During 2016, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health — We completed 19 acute care facilities for this tenant during 2016 totaling $136.6 million. These facilities are leased pursuant to an existing long-term master lease.

•	Ernest Toledo — This $18.4 million inpatient rehabilitation facility located in Toledo, Ohio opened on April 1, 2016 and is being leased to Ernest pursuant to the original 2012 master lease.

On August 23, 2016, we entered into an agreement to finance the development of and lease an inpatient rehabilitation facility in Flagstaff, Arizona, for $28.1 million, which will be leased to Ernest pursuant to a stand-alone lease, with terms generally similar to the original master lease.

2015 Activity

During 2015, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health — We completed 17 acute care facilities for this tenant during 2015 totaling $102.6 million. These properties are leased pursuant to a master lease that generally has a 15-year initial term with three extension options of five years each that provide for annual rent increases based on changes in CPI with a 2% minimum.

•	UAB Medical West — This $8.6 million acute care facility and medical office building located in Birmingham, Alabama is leased to Medical West, an affiliate of The University of Alabama at Birmingham, for 15 years and contains four renewal options of five years each. The rent increases 2% annually.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2017	Estimated Completion Date
Ernest (Flagstaff, Arizona)	$28,067	$21,794	1Q 2018
Circle (Birmingham, England)	43,592	14,694	1Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	11,207	1Q 2020

	$185,127	$47,695

Disposals

2017 Activity

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

The sale of Muskogee facility was not a strategic shift in our operations and therefore the results of the Muskogee operations were not reclassified to discontinued operations.

2016 Activity

Capella Disposal Transaction

Effective April 30, 2016, our investment in the operator of Capella merged with RegionalCare Hospital Partners, Inc. (“RegionalCare”), an affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (“Apollo”), to form RCCH. As part of the transaction, we received net proceeds of approximately $550 million including approximately $492 million for our equity investment and loans made as part of the original Capella acquisition that closed on August 31, 2015. In addition, we received $210 million in prepayment of two mortgage loans for hospitals in Russellville, Arkansas, and Lawton, Oklahoma that we made in connection with the original Capella transaction. We made a new $93.3 million loan for a hospital property in Olympia, Washington that was subsequently converted to real estate on July 22, 2016 as previously disclosed. Additionally, we and an Apollo affiliate invested $50 million each in unsecured senior notes issued by RegionalCare, which we sold to a large institution on June 20, 2016 at par. The proceeds from this transaction represented the recoverability of our investment in full, except for transaction costs incurred of $6.3 million.

We maintained our ownership of five hospitals in Hot Springs, Arkansas; Camden, South Carolina; Hartsville, South Carolina; Muskogee, Oklahoma; and McMinnville, Oregon. Pursuant to the transaction described above, the underlying leases, one of which is a master lease covering all but one property was amended to shorten the initial fixed lease term (to 13.5 years for the master lease and 11.5 years for the other stand-alone lease) , increase the security deposit, and eliminate the lessees’ purchase option provisions. Due to this lease amendment, we reclassified the lease of the properties under the master lease from a DFL to an operating lease. This reclassification resulted in a write-off of $2.6 million of unbilled DFL rent receivables in 2016.

Post Acute Transaction

On May 23, 2016, we sold five properties (three of which were in Texas and two in Louisiana) that were leased and operated by Post Acute Medical. As part of this transaction, our outstanding loans of $4 million were paid in full, and we recovered our investment in the operations. Total proceeds from this transaction were $71 million, resulting in a net gain of approximately $15 million.

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

HealthSouth Transaction

On July 20, 2016, we sold three inpatient rehabilitation hospitals located in Texas and operated by HealthSouth Corporation for $111.5 million, resulting in a net gain of approximately $45 million.

Summary of Operations for Disposed Assets in 2016

The properties sold during 2016 did not meet the definition of discontinued operations. However, the following represents the operating results (excluding gain on sale, transaction costs, and impairment or other non-cash charges) from these properties (excluding loans repaid in the Capella Disposal Transaction) for the periods presented (in thousands):

	For the Year Ended December 31,
	2016	2015
Revenues	$7,851	$18,112
Real estate depreciation and amortization	(1,754)	(3,795)
Property-related expenses	(114)	(121)
Other income (expense)	(23)	1,079

Income from real estate dispositions, net	$5,960	$15,275

2015 Activity

On July 30, 2015, we sold a long-term acute care facility in Luling, Texas for approximately $9.7 million, resulting in a gain of $1.5 million. Due to this sale, we wrote off $0.9 million of straight-line rent receivables. On August 5, 2015, we sold six wellness centers in the U.S. for total proceeds of approximately $9.5 million (of which $1.5 million was in the form of a promissory note), resulting in a gain of $1.7 million. Due to this sale, we wrote off $0.9 million of billed rent receivables. With these disposals, we accelerated the amortization of the related lease intangible assets resulting in approximately $0.7 million of additional expense.

The sale of the Luling facility and the six wellness centers were not strategic shifts in our operations, and therefore the results of operations related to these facilities were not reclassified as discontinued operations.

Intangible Assets

At December 31, 2017 and 2016, our intangible lease assets were $443 million ($394 million, net of accumulated amortization) and $296 million ($264 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $15.8 million, $13.4 million, and $9.1 million in 2017, 2016, and 2015, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2018	$17,707
2019	17,654
2020	17,440
2021	17,373
2022	17,359

As of December 31, 2017, capitalized lease intangibles have a weighted average remaining life of 24.3 years.

Leasing Operations

At December 31, 2017, leases on two Alecto facilities, 15 Ernest facilities and ten Prime facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Minimum lease payments receivable	$2,294,081	$2,207,625
Estimated residual values	448,339	407,647
Less unearned income	(2,043,693)	(1,967,170)

Net investment in direct financing leases	$698,727	$648,102

Minimum rental payments due to us in future periods under operating leases and DFLs, which have non-cancelable terms extending beyond one year at December 31, 2017, are as follows (amounts in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2018	$496,379	$67,436	$563,815
2019	499,417	68,784	568,201
2020	502,309	70,160	572,469
2021	509,991	71,563	581,554
2022	503,679	72,994	576,673
Thereafter	10,472,481	1,734,085	12,206,566

	$12,984,256	$2,085,022	$15,069,278

Adeptus Health

On April 4, 2017, we announced that we had agreed in principle with Deerfield Management Company, L.P. (“Deerfield”), a healthcare-only investment firm, to the restructuring in bankruptcy of Adeptus Health. In furtherance of the restructuring, Adeptus Health and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2017. Funds advised by Deerfield acquired Adeptus Health’s outstanding bank debt, and Deerfield agreed to provide additional financing, along with operational and managerial support, to Adeptus Health as part of the restructuring.

On September 29, 2017, the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”). The Plan became effective on October 2, 2017 (the “Confirmation Effective Date”). In connection with the confirmation of the Plan, Deerfield agreed that it would assume all of the master leases and related agreements between us and Adeptus Health, cure all defaults that had arisen prior to the commencement of the bankruptcy proceedings with respect to all properties, and continue to pay rent with respect to all but 16 of the 56 Adeptus Health properties according to the terms of the master leases and related agreements. Rent will remain the same, and a previously disclosed rent concession was removed from the terms. We plan to re-lease or sell the remaining 16 properties, and Adeptus Health will continue to pay rent with respect to those 16 properties until the earlier of (a) transition to a new operator is complete, (b) two years following the Confirmation Effective Date (for one facility), (c) one year following the Confirmation Effective Date (for seven facilities), (d) six months following the Confirmation Effective Date (for three facilities), and (e) three months following the Confirmation Effective Date (for five facilities). As part of the Plan, our lease with Adeptus Health was amended to shorten the lease term of the 16 transition properties resulting in an acceleration of straight-line rent receivable amortization of $4.2 million in the 2017 fourth quarter. Although no assurances can be made that we will not recognize a loss in the future, we believe at December 31, 2017 that the sale or re-leasing of the assets related to these 16 transition facilities will not result in any material loss or impairment.

On December 7, 2017, we announced that UCHealth Partners LLC (“UCHealth”), an affiliate of University of Colorado Hospital, had acquired all of Adeptus Health’s Colorado joint venture interests, assuming the existing master lease of 11 of our free standing emergency facilities. The 11 facilities that are now master leased to UCHealth affiliates represent a gross investment of $58.6 million. The master lease was amended to provide a new 15-year initial term effective January 1, 2018 with three five-year renewal options, while retaining annual escalation provisions of the increase in the CPI with a 2% minimum.

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

Twelve Oaks Facility

In the third quarter of 2015, we sent notice of termination of the lease to the tenant at our Twelve Oaks facility. As a result of the lease terminating, we recorded a charge of $1.9 million to reserve against the straight-line rent receivables. In addition, we accelerated the amortization of the related lease intangible asset resulting in $0.5 million of additional expense during 2015. During the third quarter of 2016, the former tenant paid us approximately $2.5 million representing substantially all amounts owed to us at that time. The former tenant has continued to occupy the facility and is current on its obligations through December 31, 2017. However, we expect this tenant will vacate the facility by mid-year 2018, at which time we will re-lease the facility. Although no assurances can be made that we will not have any impairment charges in the future, we believe our real estate investment in Twelve Oaks at December 31, 2017 is fully recoverable.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2017		As of December 31, 2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$1,778,316	8.3%	$1,060,400	8.8%
Acquisition loans	118,448	13.8%	121,464	13.7%
Working capital and other loans	31,760	7.6%	34,257	9.0%

	$1,928,524		$1,216,121

Our mortgage loans cover 14 of our properties with four operators. The increase in mortgage loans relates to the loans made to Steward totaling $700 million for two properties on September 29, 2017, as part of the Steward Transaction.

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes. At December 31, 2017, acquisition loans include $114 million loaned to Ernest.

Concentration of Credit Risks

Revenue by Operator

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017		2016
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Steward(1)	$190,172	27.0%	$54,068	10.0%
Prime	126,269	17.9%	120,558	22.3%
MEDIAN	100,531	14.3%	93,425	17.3%
Ernest	70,665	10.0%	67,742	12.5%
RCCH	41,890	5.9%	52,720	9.7%
Other operators	175,218	24.9%	152,624	28.2%

Total	$704,745	100.0%	$541,137	100.0%

(1)	Includes revenue from IASIS prior to being acquired by Steward on September 29, 2017.

Revenue by U.S. State and Country

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017		2016
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Massachusetts	$107,195	15.2%	$26,098	4.8%
Texas	102,926	14.6%	96,992	17.9%
California	66,241	9.4%	66,197	12.2%
Arizona	36,393	5.2%	23,798	4.4%
Utah	28,831	4.1%	9,942	1.8%
Other states	235,545	33.4%	216,505	40.1%

Total U.S.	$577,131	81.9%	$439,532	81.2%
Germany	$123,453	17.5%	$97,382	18.0%
United Kingdom, Italy, and Spain	4,161	0.6%	4,223	0.8%

Total International	$127,614	18.1%	$101,605	18.8%

Total	$704,745	100.0%	$541,137	100.0%

From an asset perspective, approximately 80% of our total assets are in the U.S., while 20% reside in Europe (primarily Germany) as of December 31, 2017, consistent with December 31, 2016.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have an equity interest in were $422.4 million, $282.9 million and $215.4 million in 2017, 2016 and 2015, respectively.

4. Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2017	As of December 31, 2016
Revolving credit facility(A)	$840,810	$290,000
Term loans	200,000	263,101
6.375% Senior Unsecured Notes due 2022:
Principal amount	—	350,000
Unamortized premium	—	1,814

	—	351,814
5.750% Senior Unsecured Notes due 2020(B)	—	210,340
4.000% Senior Unsecured Notes due 2022(B)	600,250	525,850
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	600,250	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	—

	$4,941,310	$2,941,105
Debt issue costs, net	(42,643)	(31,764)

	$4,898,667	$2,909,341

(A)	The 2017 column includes £8 million of GBP-denominated borrowings that reflect the exchange rate at December 31, 2017.
(B)	These notes are Euro-denominated and reflect the exchange rate at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2018	$—
2019	—
2020	—
2021	840,810
2022	800,250
Thereafter	3,300,250

Total	$4,941,310

Credit Facility

On February 1, 2017, we replaced our previous unsecured credit facility (which we had entered into in 2014 and amended in 2015) with a new revolving credit and term loan agreement (the “Credit Facility”). The new agreement includes a $1.3 billion unsecured revolving loan facility (same amount as the previous revolving loan facility), a $200 million unsecured term loan facility ($50 million lower than the previous term loan facility), and a new €200 million unsecured term loan facility. The new unsecured revolving loan facility matures in February 2021 and can be extended for an additional 12 months at our option. The $200 million unsecured term loan facility matures on February 1, 2022, and the €200 million unsecured term loan facility had a maturity date of January 31, 2020; however, it was paid off on March 30, 2017 — see below. The term loan and/or revolving loan commitments may be increased in an aggregate amount not to exceed $500 million.

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

At December 31, 2017 and 2016, we had $840.8 million and $290 million, respectively, outstanding on the revolving credit facility. At December 31, 2017, our availability under our revolving credit facility was $0.5 billion. The weighted average interest rate on this facility was 2.4% and 2.0% for 2017 and 2016, respectively.

At December 31, 2017 and 2016, the interest rate in effect on our term loan was 2.98% and 2.36%, respectively.

Term Loan — Northland Mortgage

In connection with our acquisition of the Northland LTACH Hospital on February 14, 2011, we assumed a $14.6 million mortgage. The Northland mortgage loan required monthly principal and interest payments based on a 30-year amortization period. The Northland mortgage loan had a fixed interest rate of 6.2%, a maturity date of January 1, 2018 and could be prepaid, without penalty within 120 days of the term of the loan. On September 29, 2017, we prepaid the principal amount of this mortgage loan at par in the amount of $12.9 million.

6.375% Senior Unsecured Notes due 2022

On February 17, 2012, we completed a $200 million offering of senior unsecured notes (“6.375% Senior Unsecured Notes due 2022”), and on August 20, 2013, we completed a $150 million tack on to the notes. These 6.375% Senior Unsecured Notes due 2022 accrued interest at a fixed rate of 6.375% per year and had a maturity date of February 15, 2022. The 2013 tack on offering, was issued at a premium (price of 102%), resulting in an effective rate of 5.998%. Interest on these notes was payable semi-annually on February 15 and August 15 of each year, and offered a redemption option to redeem some or all of the notes at a premium that decreased over time, plus accrued and unpaid interest to, but not including, the redemption date.

On October 7, 2017, we redeemed these notes and incurred an $11.2 million redemption premium.

5.750% Senior Unsecured Notes due 2020

On October 10, 2013, we completed a €200 million offering of senior unsecured notes (“5.750% Senior Unsecured Notes due 2020”). Interest on the notes was payable semi-annually on April 1 and October 1 of each year. The 5.750% Senior Unsecured Notes due 2020 paid interest in cash at a rate of 5.750% per year. The notes had a maturity date of October 1, 2020, and offered a redemption option to redeem some or all of the notes at any time at a “make-whole” redemption price that decreased over time.

On March 4, 2017, we redeemed the €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020 and incurred a redemption premium of approximately $9 million.

4.000% Senior Unsecured Notes due 2022

On August 19, 2015, we completed a €500 million senior unsecured notes offering (“4.000% Senior Unsecured Notes due 2022”). Interest on the notes is payable annually on August 19 of each year. The notes pay interest in cash at a rate of 4.000% per year. The notes mature on August 19, 2022. We may redeem some or all of the 4.000% Senior Unsecured Notes due 2022 at any time. If the notes are redeemed prior to 90 days before maturity, the redemption price will be 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. Within the period beginning on or after 90 days before maturity, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 4.000% Senior Unsecured Notes due 2022 are fully and unconditionally guaranteed on an unsecured basis by us. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

5.500% Senior Unsecured Notes due 2024

On April 17, 2014, we completed a $300 million senior unsecured notes offering (“5.500% Senior Unsecured Notes due 2024”). Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The notes pay interest in cash at a rate of 5.500% per year. The notes mature on May 1, 2024. We may redeem some or all of the notes at any time prior to May 1, 2019 at a “make-whole” redemption price. On or after May 1, 2019, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to May 1, 2017, we may redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more equity offerings. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

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

5.250% Senior Unsecured Notes due 2026

On July 22, 2016, we completed a $500 million senior unsecured notes offering (“5.250% Senior Unsecured Notes due 2026”). Interest on the notes is payable on February 1 and August 1 of each year. Interest on the notes is to be paid in cash at a rate of 5.250% per year. The notes mature on August 1, 2026. We may redeem some or all of the notes at any time prior to August 1, 2021 at a “make whole” redemption price. On or after August 1, 2021, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2019, we may redeem up to 35% of the notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

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

With the completion of the 5.000% Senior Unsecured Notes due 2027 offering, we canceled a $1.0 billion term loan facility commitment from J.P. Morgan Chase Bank, N.A. that we received to assist in funding the September 2017 Steward Transaction.

Unutilized Financing Fees/Debt Refinancing Costs

2017

With the replacement of our previous credit facility, the early redemption of the 5.750% Senior Unsecured Notes due 2020 and the 6.375% Senior Unsecured Notes due 2022, the payoff of our €200 million euro term loan, the cancellation of the $1.0 billion term loan facility commitment, and the payment of our $12.9 million mortgage loan, we incurred a charge of $32.6 million (including redemption premiums and accelerated amortization of deferred debt issuance cost and commitment fees) during the year ended December 31, 2017.

2016

On July 22, 2016, we used the net proceeds from the 5.250% Senior Unsecured Notes due 2026 offering to redeem $450 million of senior unsecured notes that had an original maturity date in 2021. This redemption resulted in a $22.5 million debt refinancing charge, consisting of a $15.5 million redemption premium and the write-off of deferred debt issuance costs.

2015

In 2015, we incurred $4.4 million of debt related charges, of which $3.9 million related to structuring and underwriting fees associated with a $1.0 billion senior unsecured bridge loan facility entered into (but not used) to fund the acquisition of Capella.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. Through 2017, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2017, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code, including the recently enacted Tax Reform law, H.R. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements. Income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates, including any applicable alternative minimum tax (eliminated for 2018 and future tax years). Taxable income from non-REIT activities managed through our TRS is subject to applicable U.S. federal, state and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRSs and our foreign operations, income tax expense (benefit) were as follows (in thousands):

	For the years ended December 31,
	2017	2016	2015
Current income tax (benefit) expense:
Domestic	$(41)	$42	$147
Foreign	3,062	1,856	1,614

	3,021	1,898	1,761
Deferred income tax (benefit) expense:
Domestic	(233)	147	(360)
Foreign	(107)	(8,875)	102

	(340)	(8,728)	(258)

Income tax expense (benefit)	$2,681	$(6,830)	$1,503

A reconciliation of the income tax expense (benefit) at the statutory income tax rate and the effective tax rate for income from continuing operations before income taxes for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	2017	2016	2015
Income from continuing operations (before-tax)	$293,919	$219,108	$141,430
Income tax at the US statutory federal rate (35%)	102,872	76,688	49,501
Increase (decrease) resulting from:
Foreign rate differential	(2,326)	1,434	5,047
State income taxes, net of federal benefit	—	66	(601)
Dividends paid deduction	(98,026)	(84,927)	(57,109)
Equity investments	3,293	4,297	—
Change in valuation allowance	(5,391)	(6,104)	6,174
Other items, net	2,259	1,716	(1,509)

Total income tax expense (benefit)	$2,681	$(6,830)	$1,503

The foreign income tax provision is based on foreign losses before income taxes of $0.1 million in 2017, $23.5 million in 2016, and $29.4 million in 2015.

The domestic income tax provision is based on income before income taxes of $13.9 million in 2017, a loss before income taxes of $1.4 million in 2016, and income before income taxes of $7.1 million in 2015 from our TRS.

At December 31, 2017 and 2016, components of our deferred tax assets and liabilities were as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$(4,336)	$(3,781)
Unbilled rent	(8,953)	(7,045)
Partnership investments	(2,099)	(5,103)
Other	(6,702)	(6,757)

Total deferred tax liabilities	$(22,090)	$(22,686)
Deferred tax assets:
Operating loss and interest deduction carry forwards	$24,580	$28,289
Other	8,726	10,085

Total deferred tax assets	33,306	38,374
Valuation allowance	(11,101)	(15,975)

Total net deferred tax assets	$22,205	$22,399

Net deferred tax asset (liability)	$115	$(287)

At December 31, 2017, our U.S. net operating losses (“NOLs”) consisted of $68.2 million of federal NOLs and $51.4 million of state NOLs available as offsets to future years’ taxable income. We have federal and state capital loss carryforwards of $9.5 million. The NOLs primarily expire between 2021 and 2035 and the capital loss carryforward expires in 2022. We have alternative minimum tax credits of $0.3 million as of December 31, 2017. To the extent these alternative minimum tax credits exceed regular tax liability in tax years 2018 through 2020, 50% of the excess credit will be refunded. Any remaining alternative minimum tax credit will be refunded in 2021. At December 31, 2017, we had foreign NOLs of $23 million that may be carried forward indefinitely.

Valuation Allowance

In the evaluation of the need for a valuation allowance on the U.S. deferred income tax assets, we considered all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss, we concluded that a valuation allowance (approximately $6.8 million) should remain against those deferred income tax assets that are not expected to be realized through future sources of taxable income generated from scheduled reversals of deferred income tax liabilities. As a result, a valuation allowance continues to be recorded to reflect the portion of the U.S. federal and state deferred income tax assets that are not likely to be realized based upon all available evidence. If we later determine that we will more likely than not realize all, or a portion, of the deferred income tax assets, we will reverse the valuation allowance in a future period. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

In 2016, we released $4 million of valuation allowances on our foreign deferred income tax assets due to a strong positive trend in foreign earnings and forecasted foreign income projections on the majority of our foreign entities. However, at December 31, 2016, there were still 11 foreign entities that did not have sufficient objective positive evidence to support a similar release in valuation allowances; thus, we continued to reserve against $2.2 million of related foreign deferred tax assets. For these 11 foreign entities and seven new entities formed in 2017, we evaluated the need for a valuation allowance on our foreign deferred income tax assets at December 31, 2017. In doing so, we considered all available evidence to determine whether it is more likely than not that the foreign deferred income tax assets will be realized. Based on our review of all positive and negative evidence, we concluded that a valuation allowance of $4.3 million should remain against certain foreign deferred income tax assets that are not expected to be realized through future sources of taxable income generated from scheduled reversals of deferred income tax liabilities and forecasted taxable income from operating activity.

We have no material uncertain tax position liabilities and related interest or penalties recorded at December 31, 2017.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our estimated taxable income in 2017, 2016, and 2015. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2017	2016	2015
Common share distribution	$0.950000	$0.900000	$0.870000
Ordinary income	0.655535	0.619368	0.769535
Capital gains(1)	0.021022	0.102552	—
Unrecaptured Sec. 1250 gain	0.004647	0.045432	—
Return of capital	0.273443	0.178080	0.100465

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed TRSs on behalf of Medical Properties Trust, Inc., which are subject to U.S. federal, state and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our TRSs and international operations.

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$291,238	$225,938	$139,927
Non-controlling interests’ share in continuing operations	(1,445)	(889)	(329)
Participating securities’ share in earnings	(1,409)	(559)	(1,029)

Income from continuing operations, less participating securities’ share in earnings	288,384	224,490	138,569
Loss from discontinued operations	—	(1)	—

Net income, less participating securities’ share in earnings	$288,384	$224,489	$138,569

Denominator:
Basic weighted average common shares	349,902	260,414	217,997
Dilutive potential common shares	539	658	307

Diluted weighted average common shares	350,441	261,072	218,304

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$291,238	$225,938	$139,927
Non-controlling interests’ share in continuing operations	(1,445)	(889)	(329)
Participating securities’ share in earnings	(1,409)	(559)	(1,029)

Income from continuing operations, less participating securities’ share in earnings	288,384	224,490	138,569
Loss from discontinued operations	—	(1)	—

Net income, less participating securities’ share in earnings	$288,384	$224,489	$138,569

Denominator:
Basic weighted average units	349,902	260,414	217,997
Dilutive potential units	539	658	307

Diluted weighted average units	350,441	261,072	218,304

7. Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan and 3,676,000 shares remain available for future stock awards as of December 31, 2017. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

The following awards have been granted pursuant to our Equity Incentive Plan (and its predecessor plan):

Restricted Equity Awards

These stock-based awards are in the form of service-based awards and performance awards based on either company-specific performance hurdles or certain market conditions.

Service-Based Awards

The service-based awards vest as the employee provides the required service (typically three years). Service based awards are valued at the average price per share of common stock on the date of grant. Dividends are generally paid on these awards prior to vesting. See table below for a summary of activity involving service-based awards.

Performance-Based Awards

In 2017, 2016, and 2015, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance award grants:

2017 performance awards — The 2017 performance awards were granted in three parts:

1)	Certain 2017 performance awards (target number) were granted based on the achievement of specific performance thresholds as set by our compensation committee for the one-year performance period of 2017. However, more or less shares than the target number of shares were allowed to be earned based on our performance. The pre-established performance thresholds for 2017 were as follows:

a)

Approximately 42% of the target shares were earned based on the achievement of a one-year total shareholder return as compared to the SNL U.S. REIT Healthcare Index (“SNL Index”) over the period from January 1, 2017 through December 31, 2017. If the shareholder return was equal to the SNL Index minus 3% for the one-year period, 50% of these shares would be earned; while, if shareholder return was greater than or equal to the SNL Index plus 3%, 200% of these target shares would be earned. The fair value of this award was estimated on the grant date using a

Monte Carlo valuation model that assumed the following: risk free interest rates of 1%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of three years.

b)	Approximately 47% of the target shares were earned based on our return on equity (“ROE”), as defined by our compensation committee, over the period from January 1, 2017 through December 31, 2017. If our ROE was at least equal to 12.5% for the one-year period, 50% of these shares would be earned; and, if our ROE was greater than or equal to 13.5%, 200% of these shares would be earned. The fair value of this award was based on the average price per share of common stock on the date of grant with the number of shares adjusted as needed based on the probability of such performance hurdles being met. For this performance hurdle, 200% of the target shares was earned.

c)	Approximately 11% of the target shares were earned based on general and administrative expenses (“G&A”) as a percentage of revenue, as defined by our compensation committee, over the period from January 1, 2017 through December 31, 2017. If our G&A as a percentage of revenue was no more than 10% for the one-year period, 50% of these shares would be earned; while, if our G&A as a percentage of revenue was 9% or less, 200% of these shares would be earned. The fair value of this award was based on the average price per share of common stock on the date of grant with the number of shares adjusted as needed based on the probability of such performance hurdles being met. For this performance hurdle, 200% of the target shares was earned.

At the end of the one-year performance period, all earned shares will vest in equal annual amounts on January 1, 2018, 2019, and 2020.

2)	Certain other 2017 performance awards were based on the achievement of a multi-year cumulative total shareholder return as compared to pre-established returns set by our compensation committee. If the cumulative shareholder return from January 1, 2017 through December 31, 2019 is 27% or greater, then 30% of these shares will be earned (“2019 award”). If the cumulative shareholder return from January 1, 2017 through December 31, 2020 is 36% or greater, then 30% of these shares may be earned (“2020 award”). However, the maximum percentage cumulatively earned in connection with both the 2019 award and the 2020 award shall not exceed 30% of the total award. If the cumulative shareholder return from January 1, 2017 through December 31, 2021 is 45% or greater, then all remaining shares will be earned. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rates of 1.9%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of 5 years.

3)	The final portion of our 2017 performance awards will be earned if our total shareholder return outpaces that of the SNL Index over the cumulative period from January 1, 2017 to December 31, 2019. Our total shareholder return must be within 3% of the SNL Index to earn the minimum number of shares under this award; while, it must exceed the SNL Index by 3% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2020, 2021, and 2022. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.5%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of 3 years.

In 2017, 596,472 shares were earned but not vested, and 14,000 performance awards were forfeited. At December 31, 2017, we have 1,130,531 of 2017 performance awards remaining to be earned.

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

2)	The remainder of the 2016 performance awards will be earned if our total shareholder return outpaces that of the MSCI U.S. REIT Index (“MSCI Index”) over the cumulative period from January 1, 2016 to December 31, 2018. Our total shareholder return must be within 3% of the MSCI Index to earn the minimum number of shares under this award, while it must exceed the MSCI Index by 3% to earn 100% of the award. If any shares are earned from this award, the shares will vest in equal annual amounts on January 1, 2019, 2020, and 2021. The fair value of this award was estimated on the dates of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.0%; expected volatility of 24.4%; expected dividend yield of 7.0%; and expected service period of 5 years.

In 2017 and 2016, no shares were earned and vested, while 16,000 and 2,400 performance awards were forfeited in 2017 and 2016, respectively. At December 31, 2017, we have 781,404 of 2016 performance awards remaining to be earned.

2015 performance awards — The 2015 performance awards were granted in three parts:

1)	Approximately 40% of the 2015 performance awards were based on us achieving a simple 9.0% annual total shareholder return. For the three-year period from January 1, 2015 through December 31, 2017, one-third of the awards was earned annually (until the award is fully earned) if a 9.0% total shareholder return was achieved. If total shareholder return did not reach 9.0% in a particular year, shares for that year were earned in a future period (during the three-year period) if the cumulative total shareholder return was equal to or greater than a 9.0% annual return for such cumulative period. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 3 years.

2)	Approximately 30% of the 2015 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2015 to December 31, 2017. The minimum total shareholder return needed to earn a portion of this award was 27.0% with 100% of the award earned if our total shareholder return reached 35.0%. If any shares were earned from this award, the shares were to be vested in equal annual amounts on December 31, 2017, 2018, and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

3)	The remainder of the 2015 performance awards were earned if our total shareholder return outpaced the MSCI Index over the cumulative period from January 1, 2015 to December 31, 2017. Our total shareholder return must have exceeded that of the MSCI Index to earn the minimum number of shares under this award, while it must have exceeded the MSCI Index by 6% to earn 100% of the award. If any shares were earned from this award, the shares were to be vested in equal annual amounts on December 31, 2017, 2018, and 2019. The fair value of this award was estimated on the date of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.1%; expected volatility of 20%; expected dividend yield of 7.2%; and expected service period of 5 years.

In 2017 and 2016, 348,966 and 98,526 shares were earned, respectively. No 2015 performance awards were earned and vested in 2015. In 2017, 2016, and 2015, 353,104, 66,792, and 4,500 performance awards, respectively, were forfeited. At December 31, 2017, we have no 2015 performance awards remaining to be earned and 168,348 performance awards remaining to vest in 2018 and 2019.

The following summarizes restricted equity award activity in 2017 and 2016 (which includes awards granted in 2017, 2016, 2015, and any applicable prior years), respectively:

For the Year Ended December 31, 2017:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	347,128	$13.35	1,811,675	$6.78
Awarded	249,841	$12.40	1,741,003	$8.21
Vested	(304,613)	$12.86	(491,071)	$6.84
Forfeited	(16,076)	$12.75	(384,852)	$5.65

Nonvested awards at end of year	276,280	$12.68	2,676,755	$7.86

For the Year Ended December 31, 2016:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	509,634	$13.25	2,331,152	$6.38
Awarded	254,574	$13.07	799,804	$7.30
Vested	(349,356)	$13.07	(671,983)	$6.50
Forfeited	(67,724)	$13.06	(647,298)	$6.28

Nonvested awards at end of year	347,128	$13.35	1,811,675	$6.78

The value of stock-based awards is charged to compensation expense over the service periods. In the years ended December 31, 2017, 2016, and 2015, we recorded $9.9 million, $7.9 million, and $11.1 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2017, is $17.7 million, which will be recognized over a weighted average period of 2.98 years. Restricted equity awards that vested in 2017, 2016, and 2015 had a value of $10.4 million, $12.7 million, and $10.2 million, respectively.

8. Commitments and Contingencies

Commitments

On September 28, 2016, we entered into definitive agreements to acquire an acute care hospital in Washington for a purchase price of $17.5 million. Upon closing, the facility will be leased to RCCH, pursuant to the current master lease. Closing of this transaction, which is now expected to be completed in the first half of 2018 is subject to customary real estate, regulatory and other closing conditions.

Operating leases, in which we are the lessee, primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. The ground leases are long-term leases (almost all having terms of 30 years or more), some of which contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants. Lease and rental expense (which is recorded on the straight-line method) for 2017, 2016, and 2015 was $9.8 million, $6.8 million, and $4.6 million, respectively, which was offset by sublease rental income of $6.6 million, $4.2 million, and $2.3 million for 2017, 2016, and 2015, respectively.

Fixed minimum payments due under operating leases with non-cancelable terms of more than one year and amounts to be received in the future from non-cancelable subleases at December 31, 2017 are as follows: (amounts in thousands)

	Fixed minimum payments	Amounts to be received from subleases	Net payments
2018	$8,210	$(4,386)	$3,824
2019	8,753	(3,946)	4,807
2020	8,967	(4,097)	4,870
2021	8,063	(4,175)	3,888
2022	8,121	(4,118)	4,003
Thereafter	191,457	(96,028)	95,429	(1)

	$233,571	$(116,750)	$116,821

(1)	Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

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

On November 13, 2017, we entered into a new at-the-market equity offering program, which gives us the ability to sell up to $750 million of stock with a commission rate up to 2.0%. During 2017, we did not sell any shares of our common stock under this program.

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

During 2016, we sold approximately 15 million shares of our common stock under a previously existing at-the-market equity offering program (that ended in 2016), resulting in net proceeds of approximately $224 million, after deducting approximately $2.8 million of commissions.

MPT Operating Partnership, L.P.

The Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and three other partners. By virtue of its ownership of the General Partner, the Company has a 99.9% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees and the estate of one former director via their ownership of LTIP units. These LTIP units were issued pursuant to the 2007 Multi-Year Incentive Plan, which is now part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

In regards to distributions, the Operating Partnership shall distribute cash at such times and in such amounts as are determined by the General Partner in its sole and absolute discretion, to common unit holders who are common unit holders on the record date. However, per the Operating Partnership Agreement, the General Partner shall use its reasonable efforts to cause the Operating Partnership to distribute amounts sufficient to enable the Company to pay stockholder dividends that will allow the Company to (i) meet its distribution requirement for qualification as a REIT and (ii) avoid any U.S. federal income or excise tax liability imposed by the Code, other than to the extent the Company elects to retain and pay income tax on its net capital gain. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for distribution purposes.

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the limited partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will generally be allocated first to the limited partners until their capital account is zero and then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units.

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

	December 31, 2017		December 31, 2016
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$78,970	$78,028	$57,698	$57,707
Loans(1)	1,698,471	1,722,101	986,987	1,017,428
Debt, net	(4,898,667)	(5,073,707)	(2,909,341)	(2,966,759)

(1)	Excludes loans related to Ernest since they are recorded at fair value as discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, as discussed in Note 2, are being measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans existing at December 31, 2017.

At December 31, 2017, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Equity investment and other loans	114,554	118,354	Other loans/other assets

	$229,554	$233,354

At December 31, 2016, the amounts recorded under the fair value option method were as follows (in thousands):

Asset (Liability)	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$112,836	$112,836	Mortgage loans
Equity investment and other loans	119,598	119,598	Other loans/other assets

	$232,434	$232,434

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investments in Ernest are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2017.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(5)
- 100 basis points	5

Because the fair value of Ernest investments noted above is below our original cost, we recognized an unrealized loss during 2017. We did not recognize any unrealized gains/losses on the Ernest investments in 2016 or 2015. To date, we have not received any distribution payments from our equity investment in Ernest.

11. Other Assets

The following is a summary of our other assets (in thousands):

	At December 31,
	2017	2016
Debt issue costs, net(1)	$7,093	$4,478
Equity investments	288,398	177,430
Other corporate assets	117,827	77,580
Prepaids and other assets	55,176	44,285

Total other assets	$468,494	$303,773

(1)	Relates to revolving credit facility

Equity investments have increased over the prior year primarily due to our $100 million additional equity investment in Steward — see Note 3 for further details. Other corporate assets include leasehold improvements associated with our corporate offices, furniture and fixtures, equipment, software, deposits, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, goodwill, deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

12. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2017 Ended
	March 31	June 30	September 30	December 31
Revenues	$156,397	$166,807	$176,580	$204,961
Income from continuing operations	68,185	73,796	76,881	72,376
Net income	68,185	73,796	76,881	72,376
Net income attributable to MPT common stockholders	67,970	73,415	76,464	71,944
Net income attributable to MPT common stockholders per share — basic	$0.21	$0.21	$0.21	$0.19
Weighted average shares outstanding — basic	321,057	349,856	364,315	364,382
Net income attributable to MPT common stockholders per share — diluted	$0.21	$0.21	$0.21	$0.19
Weighted average shares outstanding — diluted	321,423	350,319	365,046	364,977

	For the Three Month Periods in 2016 Ended
	March 31	June 30	September 30	December 31
Revenues	$134,999	$126,300	$126,555	$153,283
Income from continuing operations	58,226	53,924	70,543	43,245
Net income	58,225	53,924	70,543	43,245
Net income attributable to MPT common stockholders	57,927	53,724	70,358	43,039
Net income attributable to MPT common stockholders per share — basic	$0.24	$0.23	$0.29	$0.13
Weighted average shares outstanding — basic	237,510	238,082	246,230	319,833
Net income attributable to MPT common stockholders per share —diluted	$0.24	$0.22	$0.28	$0.13
Weighted average shares outstanding — diluted	237,819	239,008	247,468	319,994

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2017 Ended
	March 31	June 30	September 30	December 31
Revenues	$156,397	$166,807	$176,580	$204,961
Income from continuing operations	68,185	73,796	76,881	72,376
Net income	68,185	73,796	76,881	72,376
Net income attributable to MPT Operating Partnership partners	67,970	73,415	76,464	71,944
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.21	$0.21	$0.21	$0.19
Weighted average units outstanding — basic	321,057	349,856	364,315	364,382
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.21	$0.21	$0.21	$0.19
Weighted average units outstanding — diluted	321,423	350,319	365,046	364,977

	For the Three Month Periods in 2016 Ended
	March 31	June 30	September 30	December 31
Revenues	$134,999	$126,300	$126,555	$153,283
Income from continuing operations	58,226	53,924	70,543	43,245
Net income	58,225	53,924	70,543	43,245
Net income attributable to MPT Operating Partnership partners	57,927	53,724	70,358	43,039
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.24	$0.23	$0.29	$0.13
Weighted average units outstanding — basic	237,510	238,082	246,230	319,833
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.24	$0.22	$0.28	$0.13
Weighted average units outstanding — diluted	237,819	239,008	247,468	319,994

13. Subsequent Events

St. Joseph’s Transaction

On March 1, 2018, we sold the real estate of St. Joseph Medical Center in Houston, Texas, at our original cost to Steward with the purchase price of which is evidenced by a promissory note, with such note secured in the mortgage on the underlying real estate. The mortgage loan has terms consistent with the other mortgage loans in the Steward portfolio. At December 31, 2017, this facility was designated as held for sale.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Medical Properties Trust, Inc.

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting. The management of Medical Properties Trust, Inc. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy and completeness. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2017, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in Medical Properties Trust, Inc.’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MPT Operating Partnership, L.P.

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting. The management of MPT Operating Partnership, L.P. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy and completeness. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by COSO based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2017, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2018.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2018.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2018.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.9(40)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.10(41)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

4.4(26)	First Supplemental Indenture to 2011 Indenture, dated as of August 10, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.5(26)	Second Supplemental Indenture to 2011 Indenture, dated as of October 3, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.6(26)	Third Supplemental Indenture to 2011 Indenture, dated as of December 2, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.7(26)	Fourth Supplemental Indenture to 2011 Indenture, dated as of January 19, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(26)	Fifth Supplemental Indenture to 2011 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(26)	Sixth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.10(26)	Seventh Supplemental Indenture to 2011 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(26)	Eighth Supplemental Indenture to 2011 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.12(26)	Ninth Supplemental Indenture to 2011 Indenture, dated as of December 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.13(26)	Tenth Supplemental Indenture to 2011 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.14(26)	Eleventh Supplemental Indenture to 2011 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.15(26)	Twelfth Supplemental Indenture to 2011 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.16(26)	Thirteenth Supplemental Indenture to 2011 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.17(31)	Fourteenth Supplemental Indenture to 2011 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.18(27)	Fifteenth Supplemental Indenture to 2011 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.19(31)	Sixteenth Supplemental Indenture to 2011 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.20(20)	Indenture, dated as of February 17, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.21(23)	First Supplemental Indenture to 2012 Indenture, dated as of April 9, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.22(23)	Second Supplemental Indenture to 2012 Indenture, dated as of June 27, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.23(23)	Third Supplemental Indenture to 2012 Indenture, dated as of July 31, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.24(23)	Fourth Supplemental Indenture to 2012 Indenture, dated as of September 28, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.25(23)	Fifth Supplemental Indenture to 2012 Indenture, dated as of December 26, 2012, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.26(23)	Sixth Supplemental Indenture to 2012 Indenture, dated as of June 27, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.27(23)	Seventh Supplemental Indenture to 2012 Indenture, dated as of August 8, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.28(24)	Eighth Supplemental Indenture to 2012 Indenture, dated as of August 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.29(26)	Ninth Supplemental Indenture to 2012 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.30(26)	Tenth Supplemental Indenture to 2012 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.31(28)	Eleventh Supplemental Indenture to 2012 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.32(27)	Twelfth Supplemental Indenture to 2012 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.33(31)	Thirteenth Supplemental Indenture to 2012 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.34(25)	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.35(25)	First Supplemental Indenture to 2013 Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.36(26)	Second Supplemental Indenture to 2013 Indenture, dated as of October 30, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.37(26)	Third Supplemental Indenture to 2013 Indenture, dated as of December 20, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

Exhibit Number	Exhibit Title

4.38(28)	Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.39(29)	Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.40(27)	Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.41(31)	Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.42(34)	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.

4.43(36)	Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.

4.44(39)	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.

4.45(42)	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.

4.46(45)	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

Exhibit Number	Exhibit Title

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

10.22(9)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 26, 2011, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., KeyBank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

10.23(30)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 19, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.24(31)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.25(35)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 4, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit Number	Exhibit Title

10.26(35)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

10.28(22)	Master Lease Agreement I between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment and Master Lease Agreement II between certain subsidiaries of MPT Operating Partnership, LP, as Lessor, and certain subsidiaries of Prime Healthcare Services, Inc., as Lessee and related first amendment.

10.29(33)	Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.30(37)	Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.31(37)	Joinder and Amendment to Master Lease Agreement between certain subsidiaries of MPT Development Services, Inc., as Lessor, and certain subsidiaries of Capella Holdings, Inc., as Lessee.

10.32(38)	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

10.33(42)	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.34(42)	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.35(42)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.36(44)	IASIS (Project Ignite) Master Agreement, dated as of May 18, 2017, by and among Steward Health Care System LLC and subsidiaries of MPT Operating Partnership, L.P.

10.37(44)	Real Property Asset Purchase Agreement, dated as of May 18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

10.38(44)	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.39(44)	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

Exhibit Number	Exhibit Title

10.40(44)	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.41(44)	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.42(45)	Joinder and Amendment to Master Lease Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.43(45)	Joinder and Amendment to Real Estate Loan Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

12.1*	Statement re Computation of Ratios

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s definitive proxy statement on Schedule 14A, filed with the Commission on April 26, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.
(12)	Reserved.
(13)	Reserved.
(14)	Reserved.
(15)	Reserved.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on June 11, 2010.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.
(20)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on February 24, 2012.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s registration statement on Form S-3, filed with the Commission on August 9, 2013.
(24)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on August 20, 2013.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)	Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.
(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.

(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on February 29, 2016.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on February 22, 2017.
(42)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 1, 2017.
(43)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on March 27, 2017.
(44)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2017.
(45)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2017.

ITEM 16.	Form 10-K Summary

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

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2018

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2018

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2018

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 1, 2018

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2018

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2017

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2017	$18,852	$2,525	(2)	$(4,980	)(3)	$16,397
2016	$27,384	$2,722	(4)	$(11,254	)(5)	$18,852
2015	$20,129	$8,205	(6)	$(950	)(7)	$27,384

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Represents increases in accounts receivable reserves during 2017.
(3)	Includes $4.9 million decrease in valuation allowance to reserve our net deferred tax assets.
(4)	Includes $1.9 million of rent reserves related to our Twelve Oaks facility and $0.8 million of rent reserves related to our Corinth facility.
(5)	Includes write-offs of $3.3 million related to payment of rent, late fees, and loans for our Twelve Oaks facility; $0.8 million of write-offs for rent and interest reserves related to the sale of the Corinth facility; $0.1 million of write-offs related to the McLeod Healthcare loan; and $6.1 million decrease in valuation allowances (which includes the $4 million release of foreign valuation allowances in the 2016 fourth quarter) to reserve against our net deferred tax assets.
(6)	Includes $1.5 million of rent and late fee reserves related to our Twelve Oaks facility; $0.5 million of rent reserves related to our Healthtrax properties; and $6.2 million to fully reserve our net deferred tax assets.
(7)	Write-offs of rent and interest reserves related to sale of Healthtrax properties.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2017

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Bad Rappenau, Germany	Rehabilitation hospital	$—	$10,455	$—	$—	$—	$10,455	$10,455	$1,067	$—	1994	November 30, 2013	40
Dahlen, Germany	Rehabilitation hospital	411	22,674	—	—	411	22,674	23,085	2,315	—	1996	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	3,509	16,587	—	—	3,509	16,587	20,096	1,693	—	1960	November 30, 2013	40
Bad Liebenwerda, Germany	Rehabilitation hospital	383	19,755	—	—	383	19,755	20,138	2,017	—	1994	November 30, 2013	40
Ortenberg, Germany	Rehabilitation hospital	101	5,787	—	—	101	5,787	5,888	591	—	1981	November 30, 2013	40
Wiesbaden, Germany	Rehabilitation hospital	3,402	16,362	—	—	3,402	16,362	19,764	1,670	—	1977	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	—	32,826	—	—	—	32,826	32,826	3,351	—	1992	November 30, 2013	40
Bad Liebenwerda, Germany	Rehabilitation hospital	595	16,516	—	—	595	16,516	17,111	1,686	—	1904, 1995	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	805	7,234	—	—	805	7,234	8,039	738	—	1980	November 30, 2013	40
Bad Dürkheim, Germany	Rehabilitation hospital	6,448	17,804	—	—	6,448	17,804	24,252	1,818	—	1930	November 30, 2013	40
Bad Rappenau, Germany	Rehabilitation hospital	3,780	6,440	—	—	3,780	6,440	10,220	657	—	1986	November 30, 2013	40
Bad Tölz, Germany	Rehabilitation hospital	2,436	10,273	214	—	2,436	10,487	12,923	808	—	1974	November 19, 2014	40
Bad Liebenstein, Germany	Rehabilitation hospital	1,774	37,482	—	—	1,774	37,482	39,256	2,967	—	1954, 1992	November 5, 2014	40
Bad Mergentheim, Germany	Rehabilitation hospital	—	12,432	—	—	—	12,432	12,432	958	—	1988, 1995	December 11, 2014	40
Bath, UK	Acute care general hospital	1,602	33,197	—	—	1,602	33,197	34,799	2,906	—	2008, 2009	July 1, 2014	40
Ottenhöfen, Germany	Rehabilitation hospital	2,490	14,015	120	—	2,610	14,015	16,625	896	—	1956/1957	July 3, 2015	40
Bad Berka, Germany	Rehabilitation hospital	3,565	16,630	186	—	3,751	16,630	20,381	1,035	—	1997	July 22, 2015	40
Wiesbaden, Germany	Rehabilitation hospital	1,776	8,242	3,104	—	1,818	11,304	13,122	562	—	1974	June 30, 2015	40
Bad Lausick, Germany	Rehabilitation hospital	1,914	17,324	168	—	2,082	17,324	19,406	1,111	—	1993	June 30, 2015	40
Bad Sülze, Germany	Rehabilitation hospital	2,538	21,899	216	—	2,754	21,899	24,653	1,405	—	1993	June 30, 2015	40
Kurort Berggießhübel, Germany	Rehabilitation hospital	3,385	17,078	150	—	3,535	17,078	20,613	1,057	—	1993	July 21, 2015	40
Braunfels, Germany	Acute care general hospital	2,305	14,733	60	—	2,365	14,733	17,098	931	—	1977	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	3,866	16,790	48	—	3,914	16,790	20,704	1,022	—	1982	July 15, 2015	40
Flechtingen, Germany	Rehabilitation hospital	3,073	15,513	162	—	3,235	15,513	18,748	997	—	1993	June 30, 2015	40
Flechtingen, Germany	Rehabilitation hospital	3,073	24,303	240	—	3,313	24,303	27,616	1,559	—	1993-1995	June 30, 2015	40
Nordrach, Germany	Rehabilitation hospital	336	3,216	90	—	426	3,216	3,642	216	—	1960	July 7, 2015	40
Bad Gottleuba, Germany	Rehabilitation hospital	57	16,508	954	—	1,011	16,508	17,519	953	—	1913	December 16, 2015	40
Grünheide, Germany	Rehabilitation hospital	3,053	44,867	366	—	3,419	44,867	48,286	2,770	—	1994/2014	July 31, 2015	40
Baden-Baden, Germany	Rehabilitation hospital	1,405	9,876	138	—	1,543	9,876	11,419	640	—	1900/2002- 2003	June 30, 2015	40
Gyhum, Germany	Rehabilitation hospital	4,286	24,497	377	—	4,663	24,497	29,160	1,594	—	1994	June 30, 2015	40
Hannover, Germany	Rehabilitation hospital	3,518	16,622	342	—	3,860	16,622	20,482	913	—	1900 (renovations in 1997, 2000, 2009)	December 1, 2015	40
Heiligendamm, Germany	Rehabilitation hospital	4,622	28,805	228	—	4,850	28,805	33,655	1,838	—	1995	June 30, 2015	40
Bad Camberg, Germany	Rehabilitation hospital	2,240	17,072	3,717	—	2,527	20,502	23,029	1,160	—	1973	June 30, 2015	40
Hoppegarten, Germany	Rehabilitation hospital	4,304	26,655	264	—	4,568	26,655	31,223	1,653	—	1994	July 27, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Ban Nauheim, Germany	Rehabilitation hospital	3,397	17,163	156	—	3,553	17,163	20,716	1,099	—	1977	June 30, 2015	40
Kalbe, Germany	Rehabilitation hospital	3,758	25,106	180	—	3,938	25,106	29,044	1,599	—	1995	July 6, 2015	40
Bad Soden-Salmünster, Germany	Rehabilitation hospital	1,032	7,164	132	—	1,164	7,164	8,328	470	—	1974	June 30, 2015	40
Berlin, Germany	Rehabilitation hospital	—	22,952	204	—	204	22,952	23,156	1,509	—	1998	July 16, 2015	40
Bad Lobenstein, Germany	Rehabilitation hospital	3,914	22,192	198	—	4,112	22,192	26,304	1,420	—	1994	June 30, 2015	40
Bernkastel-Kues, Germany	Rehabilitation hospital	864	12,471	144	—	1,008	12,471	13,479	803	—	1993	July 14, 2015	40
Magdeburg, Germany	Rehabilitation hospital	15,901	58,985	276	—	16,177	58,985	75,162	3,608	—	1999/2014	July 22, 2015	40
Schlangenbad, Germany	Rehabilitation hospital	1,159	3,770	294	—	1,453	3,770	5,223	285	—	1973	June 30, 2015	40
Bad Dürrheim, Germany	Rehabilitation hospital	1,537	12,599	252	—	1,789	12,599	14,388	802	—	1960-1970	July 24, 2015	40
Bad Krozingen, Germany	Rehabilitation hospital	1,627	11,863	126	—	1,753	11,863	13,616	737	—	2008	July 24, 2015	40
Bad Nauheim, Germany	Rehabilitation hospital	1,945	10,166	60	—	2,005	10,166	12,171	645	—	1972-1973	June 30, 2015	40
Bad Tennstedt, Germany	Rehabilitation hospital	4,064	30,130	222	—	4,286	30,130	34,416	1,920	—	1993	June 30, 2015	40
Wismar, Germany	Rehabilitation hospital	3,830	22,817	216	—	4,046	22,817	26,863	1,462	—	1996	June 30, 2015	40
Heidelberg, Germany	Rehabilitation hospital	6,705	38,743	78	—	6,783	38,743	45,526	1,461	—	1885/1991	June 22, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	840	8,380	60	—	900	8,380	9,280	249	—	1992	October 27, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	943	8,026	504	—	1,447	8,026	9,473	273	—	1996	October 27, 2016	40
Bad Kösen, Germany	Rehabilitation hospital	486	5,024	414	—	900	5,024	5,924	179	—	1997	October 27, 2016	40
Bad Salzdetfurth, Germany	Rehabilitation hospital	1,122	7,595	54	—	1,176	7,595	8,771	210	—	1987	November 23, 2016	40
Bad Bertrich, Germany	Rehabilitation hospital	546	4,424	72	—	618	4,424	5,042	125	—	1910,1980- 1985	November 30, 2016	40
Lübeck, Germany	Rehabilitation hospital	1,164	5,235	30	—	1,194	5,235	6,429	133	—	1900/2011	December 31, 2016	40
Vitense-Parber, Germany	Rehabilitation hospital	864	4,197	84	—	948	4,197	5,145	111	—	1800/1995	December 31, 2016	40
Breuberg-Sandbach, Germany	Rehabilitation hospital	804	13,872	306	—	1,110	13,872	14,982	367	—	1901/1984	December 31, 2016	40
Ravensrush, Germany	Rehabilitation hospital	1,062	2,993	90	—	1,152	2,993	4,145	81	—	1860/1992	December 31, 2016	40
Wildeck, Germany	Rehabilitation hospital	846	5,961	66	—	912	5,961	6,873	153	—	1600/2013	December 31, 2016	40
Römhild, Germany	Rehabilitation hospital	107	9,603	240	—	347	9,603	9,950	264	—	1902/2000	December 31, 2016	40
Bad Hersfield, Germany	Rehabilitation hospital	438	4,385	96	—	534	4,385	4,919	116	—	1930/2014	December 31, 2016	40
Bad Dürkheim, Germany	Rehabilitation hospital	3,054	21,727	171	—	3,225	21,727	24,952	277	—	1981,2015	July 7, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	591	4,350	40	—	631	4,350	4,981	10	—	1973,2010	November 30, 2017	40
Bad Pyrmont, Germany	Rehabilitation hospital	3,055	21,790	170	—	3,225	21,790	25,015	324	—	1960,2010	June 1, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	4,240	31,794	282	—	4,522	31,794	36,316	69	—	1989,2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	5,601	41,854	372	—	5,973	41,854	47,827	90	—	1974,2016	November 30, 2017	40
Cologne, Germany	Acute care general hospital	2,576	18,842	144	—	2,720	18,842	21,562	240	—	2011	June 23, 2017	40
Schalkenmehren, Germany	Rehabilitation hospital	199	1,354	11	—	210	1,354	1,564	20	—	1911,2012	June 15, 2017	40
Daun, Germany	Rehabilitation hospital	1,475	10,484	82	—	1,557	10,484	12,041	156	—	1960,2009	June 15, 2017	40
Darscheid, Germany	Rehabilitation hospital	1,753	12,503	98	—	1,851	12,503	14,354	186	—	1940,2004	June 15, 2017	40
Germersheim, Germany	Rehabilitation hospital	797	5,647	44	—	841	5,647	6,488	84	—	1964,2013	June 8, 2017	40
Kevelaer, Germany	Rehabilitation hospital	1,089	7,746	61	—	1,150	7,746	8,896	115	—	1967,1996	June 10, 2017	40
Willich, Germany	Rehabilitation hospital	425	2,979	24	—	449	2,979	3,428	44	—	Unknown	May 31, 2017	40
Bad Bertrich, Germany	Rehabilitation hospital	1,357	7,746	24	—	1,381	7,746	9,127	179	—	1910	January 31, 2017	40
Neunkirchen, Germany	Rehabilitation hospital	3,108	22,198	173	—	3,281	22,198	25,479	378	—	1977,2001	May 13, 2017	40
Lübstorf, Germany	Rehabilitation hospital	3,094	22,053	173	—	3,267	22,053	25,320	328	—	1994,2004	June 1, 2017	40
Ahrweiler, Germany	Rehabilitation hospital	1,262	8,952	70	—	1,332	8,952	10,284	133	—	1964,1973	May 27, 2017	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Rieden, Germany	Rehabilitation hospital	611	4,310	34	—	645	4,310	4,955	55	—	1970	June 17, 2017	40
Oppenweiler, Germany	Rehabilitation hospital	2,152	15,349	121	—	2,273	15,349	17,622	163	—	1900,2012	July 28, 2017	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	11,303	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	3,921	—	—	1,550	3,921	5,471	343	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,432	—	—	12,663	52,432	65,095	9,066	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	360	—	2014	March 19, 2014	40
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	125	—	2016	September 26, 2016	40
Aurora, CO	Freestanding ER	—	4,812	—	—	—	4,812	4,812	271	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	—	4,392	—	—	—	4,392	4,392	302	—	2015	March 27, 2015	40
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	17,809	—	1918	February 4, 2011	20
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	3,788	—	1984	April 1, 2008	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	1,800	—	1980	February 13, 2015	40
Bossier City, LA	Long term acute care hospital	900	17,818	—	—	900	17,818	18,718	4,341	—	1982	April 1, 2008	40
Brighton, MA	Acute care general hospital	18,540	146,490	836	—	18,540	147,326	165,866	4,584	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,328	67,248	1,516	—	18,328	68,764	87,092	2,656	—	1965-2010	October 3, 2016	41
Austin, TX	Freestanding ER	1,140	3,853	—	—	1,140	3,853	4,993	345	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	341	—	2014	July 3, 2014	40
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	178	—	2016	October 21, 2016	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	191	—	2016	September 23, 2016	40
Carrollton, TX	Acute care general hospital	729	34,342	—	—	729	34,342	35,071	2,075	—	2015	July 17, 2015	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	319	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,583	—	—	1,310	3,583	4,893	314	—	2014	July 15, 2014	40
Chandler, AZ	Freestanding ER	—	4,783	—	—	—	4,783	4,783	319	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,852	—	—	750	3,852	4,602	217	—	2015	October 7, 2015	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	4,700	—	1982	April 1, 2008	40
Katy, TX	Freestanding ER	—	3,873	—	—	—	3,873	3,873	210	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	5,906	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	327	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	3,712	—	—	1,338	3,712	5,050	224	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	304	—	2015	April 10, 2015	40
The Woodlands, TX	Freestanding ER	—	4,524	—	—	—	4,524	4,524	198	—	2016	March 28, 2016	40
Houston, TX	Freestanding ER	—	4,365	—	—	—	4,365	4,365	83	—	2017	May 8, 2017	35

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	3,835	—	2006	September 5, 2006	40
Denver, CO	Freestanding ER	—	4,276	—	—	—	4,276	4,276	276	—	2015	June 8, 2015	40
DeSoto, TX	Freestanding ER	750	4,234	—	—	750	4,234	4,984	168	—	2016	May 23, 2016	40
DeSoto, TX	Long term acute care hospital	1,067	10,701	86	8	1,161	10,701	11,862	1,750	—	2008	July 18, 2011	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	2,068	—	1956	May 22, 2008	40
San Antonio, TX	Freestanding ER	—	4,801	—	—	—	4,801	4,801	130	—	2016	December 9, 2016	40
Dulles, TX	Freestanding ER	1,076	3,784	—	—	1,076	3,784	4,860	315	—	2014	September 12, 2014	40
Easton, PA	Acute care general hospital	13,898	40,245	—	—	13,898	40,245	54,143	710	—	1930,2005	May 1, 2017	41
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	322	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	12,301	5,277	—	1,277	17,301	18,578	1,343	—	1939,1972,1985	September 19, 2014	40
Fall River, MA	Acute care general hospital	2,406	82,358	15,555	—	2,406	97,913	100,319	2,632	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	355	—	2014	June 6, 2014	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	4,103	—	2012	February 7, 2012	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	5,313	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	353	—	2014	July 31, 2014	40
Frisco, TX	Freestanding ER	—	4,738	—	—	—	4,738	4,738	217	—	2016	March 4, 2016	40
Frisco, TX	Freestanding ER	2,441	4,474	—	—	2,441	4,474	6,915	242	—	2015	November 13, 2015	40
Frisco, TX	Freestanding ER	1,500	3,863	27	(89)	1,411	3,890	5,301	348	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	2,466	—	1982	November 25, 2008	40
Garland, TX	Freestanding ER	—	4,647	—	—	—	4,647	4,647	136	—	2016	November 15, 2016	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,801	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	2,722	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,518	4,660	—	—	1,518	4,660	6,178	282	—	2015	July 22, 2015	40
Glendale, AZ	Freestanding ER	—	4,046	—	—	—	4,046	4,046	261	—	2015	June 5, 2015	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	206	—	2016	April 4, 2016	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	2,392	—	1999	August 31, 2015	34
Hausman, TX	Acute care general hospital	1,500	8,958	—	—	1,500	8,958	10,458	1,060	—	2013	March 1, 2013	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	234	—	2016	March 10, 2016	40
Highland Village, TX	Freestanding ER	—	4,016	—	—	—	4,016	4,016	226	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	8,691	—	1980	September 17, 2010	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Warren, OH	Rehabilitation hospital	2,417	15,857	—	—	2,417	15,857	18,274	356	—	1922-2000	May 1, 2017	46
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	13,616	—	1863	November 4, 2011	20
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	590	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	—	—	—	1,034	1,034	80	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	—	—	1,651	3,359	5,010	45	—	1984-2001	September 29, 2017	41
Hot Springs. AR	Acute care general hospital	7,100	59,432	19,996	—	7,100	79,428	86,528	4,626	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	33,627	97,745	—	—	33,627	97,745	131,372	494	—	1940-1950	September 29, 2017	41
Houston, TX	Acute care general hospital	4,757	56,238	(37)	1,259	5,427	56,790	62,217	15,691	—	2006	December 1, 2006	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	379	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	2,971	—	2007	February 14, 2011	40
Highlands Ranch, CO	Freestanding ER	4,200	4,778	—	—	4,200	4,778	8,978	169	—	2016	July 25, 2016	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	—	4,665	1,822	42,132	43,954	10,143	—	2002	April 1, 2008	40
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	4,788	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	—	4,183	—	—	—	4,183	4,183	131	—	2016	October 10, 2016	40
Camden, SC	Acute care general hospital	—	22,739	—	—	—	22,739	22,739	972	—	1954-2004	October 30, 2015	39
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	1,824	—	2013	February 1, 2013	40
Lehi, UT	Acute care general hospital	13,403	29,950	—	—	13,403	29,950	43,353	221	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	10,577	70,247	—	—	10,577	70,247	80,824	1,585	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	353	—	2013	December 1, 2013	40
Longmont, CO	Freestanding ER	—	4,181	—	—	—	4,181	4,181	200	—	2016	February 10, 2016	40
Lubbock. TX	Rehabilitation Hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	1,844	—	2008	June 16, 2015	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	157	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	—	5,801	—	—	—	5,801	5,801	218	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	—	4,060	—	—	—	4,060	4,060	330	—	2015	July 31, 2015	30
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	4,157	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	—	—	5,642	17,087	22,729	363	—	2002	May 1, 2017	42
Mesa, AZ	Acute care general hospital	6,264	99,175	2,242	—	8,506	99,175	107,681	11,183	—	2007	September 26, 2013	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Phoenix, AZ	Acute care general hospital	5,576	45,774	—	—	5,576	45,774	51,350	1,049	—	2017	February 10, 2017	40
Methuen, MA	Acute care general	23,809	89,505	810	—	23,809	90,315	114,124	3,191	—	1950-2011	October 3, 2016	41
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	9,430	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,632	585	—	8,477	99,640	108,117	9,682	—	1920-2000	April 1, 2014	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	369	—	2014	January 1, 2014	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	2,422	—	2014	August 31, 2014	40
Odessa. TX	Acute care general hospital	6,772	123,215	—	—	6,772	123,215	129,987	788	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	1,560	—	2014	March 1, 2014	40
Olympia, WA	Acute care general hospital	7,220	89,348	11,775	—	7,220	101,123	108,343	3,375	—	1984	July 22, 2016	40
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	1,168	—	2012	February 1, 2013	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	4,193	—	1964	May 9, 2007	40
Parker, CO	Freestanding ER	1,301	4,448	—	—	1,301	4,448	5,749	241	—	2015	November 6, 2015	40
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	298	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	2,166	—	2006	July 1, 2008	40
Phoenix, AZ	Acute care general hospital	2,396	26,521	—	—	2,396	26,521	28,917	160	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	13,852	73,773	—	—	13,852	73,773	87,625	500	—	1968-1976	September 29, 2017	43
Plano, TX	Freestanding ER	—	4,842	—	—	—	4,842	4,842	151	—	2016	September 30, 2016	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	1	2,660	38,694	41,354	9,370	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	10,593	76,398	1,062	—	11,655	76,398	88,053	7,976	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	3,029	14,622	—	—	3,029	14,622	17,651	998	—	1953, 1973-1983	December 31, 2015	40
Portland, OR	Long term acute care hospital	3,085	17,859	—	2,559	3,071	20,432	23,503	5,410	—	1964	April 18, 2007	40
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	1,382	—	2013	December 31, 2013	40
San Antonio, TX	Freestanding ER	—	4,253	—	—	—	4,253	4,253	124	—	2016	October 27, 2016	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	14,039	—	1974	August 10, 2007	40
Redding, CA	Long term acute care hospital	—	19,952	—	4,360	1,629	22,683	24,312	6,979	—	1991	June 30, 2005	40
Austin, TX	Freestanding ER	—	4,979	—	—	—	4,979	4,979	104	—	2017	March 2, 2017	40
Rockledge, FL	Acute care general hospital	13,919	23,282	—	—	13,919	23,282	37,201	581	—	1950,1970	May 1, 2017	42

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Rosenberg, TX	Freestanding ER	—	4,505	—	—	—	4,505	4,505	225	—	2016	January 15, 2016	40
Columbus, OH	Freestanding ER	1,726	—	—	—	1,726	—	1,726	—	—	2016	August 30, 2016	—
Salt Lake City, UT	Acute care general hospital	17,204	101,915	—	—	17,204	101,915	119,119	635	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	—	—	8,053	29,333	37,386	204	—	1978-2002	September 29, 2017	41
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,563	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	1,161	—	1979	November 25, 2008	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	95	—	2017	April 13, 2017	40
Sebastian, FL	Acute care general hospital	5,733	49,136	—	—	5,733	49,136	54,869	910	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	—	—	6,179	9,066	15,245	435	—	1950-1980	May 1, 2017	41
Sherman, TX	Acute care general hospital	4,491	24,802	—	—	4,491	24,802	29,293	2,061	—	1913, 1960- 2010	October 31, 2014	40
Sienna, TX	Freestanding ER	999	3,591	—	—	999	3,591	4,590	299	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	1,718	—	2013	August 1, 2013	40
Houston, TX	Freestanding ER	1,423	3,770	—	—	1,423	3,770	5,193	267	—	2015	February 18, 2015	40
Taunton, MA	Acute care general hospital	4,428	73,433	—	—	4,428	73,433	77,861	2,441	—	1940-2015	October 3, 2016	41
Tempe, AZ	Acute care general hospital	6,050	10,986	—	—	6,050	10,986	17,036	95	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	12,402	—	—	—	12,402	—	12,402	—	—	2017	September 29, 2017	—
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	355	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	—	17,740	—	—	—	17,740	17,740	773	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	4,197	—	2005	December 21, 2010	40
Houston, TX	Acute care general hospital	4,047	36,864	—	—	4,047	36,864	40,911	1,383	—	2016	July 7, 2016	40
League City, TX	Freestanding ER	—	3,901	—	—	—	3,901	3,901	244	—	2015	June 19, 2015	40
Anaheim, CA	Acute care general hospital	1,875	21,814	—	10	1,875	21,824	23,699	6,092	—	1964	November 8, 2006	40
Warren, OH	Acute care general hospital	5,385	47,588	—	—	5,385	47,588	52,973	997	—	1982	May 1, 2017	41
West Monroe, LA	Acute care general hospital	12,000	69,433	10,068	—	12,552	78,949	91,501	7,705	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	757	—	2012	October 2, 2012	40
West Valley City, UT	Acute care general hospital	5,516	58,314	2,036	(114)	5,402	60,350	65,752	14,237	—	1980	April 22, 2008	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2017(1)			Accumulated				Life on which depreciation in latest income statements is computed (Years)
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired
	(Dollar amounts in thousands)
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	4,478	—	1992	April 4, 2008	40
Woodland Park, CO	Acute care general hospital	54	428	—	—	54	428	482	3	—	1948	September 29, 2017	40
Youngstown, OH	Acute care general hospital	4,335	3,565	—	—	4,335	3,565	7,900	385	—	1929-2003	May 1, 2017	41

		$654,736	$4,644,787	$108,743	$29,882	$673,253	$4,764,895	$5,438,148	$407,349	$—

(1)	The aggregate cost for federal income tax purposes is $5,876,327.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in direct financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2017		December 31, 2016	December 31, 2015
COST
Balance at beginning of period	$3,968,042		$2,991,590	$2,040,727
Acquisitions	1,256,245		745,948	975,239
Transfers from construction in progress	74,441		163,080	23,163
Additions	36,828		33,279	7,376
Dispositions	(53,372)		(138,886)	(24,701)
Other	155,964	(2)	173,031	(30,214)

Balance at end of period	$5,438,148	(3)	$3,968,042	$2,991,590

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2017		December 31, 2016	December 31, 2015
ACCUMULATED DEPRECIATION
Balance at beginning of period	$292,786		$232,675	$181,441
Depreciation	109,307		81,010	60,796
Depreciation on disposed property	(1,438)		(19,086)	(8,887)
Other	6,694		(1,813)	(675)

Balance at end of period	$407,349	(4)	$292,786	$232,675

(2)	Represents foreign currency fluctuations and purchase price allocation adjustments.
(3)	Includes $131.4 million of land and building cost reflected in real estate held for sale at December 31, 2017. Excludes intangible lease assets that are included in real estate held for sale of $15.8 million at December 31, 2017.
(4)	Includes $0.5 million of accumulated depreciation reflected in real estate held for sale at December 31, 2017. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $0.1 million at December 31, 2017.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	11.0%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	11.9%	2022		(1)	20,000	20,000	(2)
Desert Valley Hospital	11.0%	2019		(1)	12,500	12,500	(2)
Chino Valley Medical Center	11.0%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	10.7%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	9.8%	2032		(1)	115,000	115,000	(2)
Centinela Hospital Medical Center	11.4%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	11.4%	2024		(1)	20,000	20,000	(2)
St. Joseph Medical Center	8.8%	2025		(1)	30,000	30,000	(2)
St. Mary’s Medical Center	8.8%	2025		(1)	10,000	10,000	(2)
Lake Huron Medical Center	8.8%	2020		(1)	10,000	10,000	(2)
Steward Mortgage Loan(6)	7.5%	2031		(1)	1,315,764	1,315,764	(2)

					$1,778,264	$1,778,264	(5)

(1)	There were no prior liens on loans as of December 31, 2017.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for federal income tax purposes is $1,778,264.
(4)	Mortgage loans covering four properties in two tranches. Interest rate is weighted average of both tranches.
(5)	Excludes unamortized loan issue costs of $0.1 million at December 31, 2017.
(6)	Mortgage loans covering six properties.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2017, 2016, and 2015 are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollar amounts in thousands)
Balance at beginning of year	$1,060,336	$757,500	$397,500
Additions during year:
New mortgage loans and additional advances on existing loans	717,928	612,836	380,000

	1,778,264	1,370,336	777,500

Deductions during year:
Collection of principal	—	(310,000)	(20,000)

	—	(310,000)	(20,000)

Balance at end of year	$1,778,264	$1,060,336	$757,500