Form 10-Q
period 2018-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2018-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, Medical Properties Trust, Inc. had 364,736,886 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,867,286	$5,797,605
Real estate held for sale	—	146,615
Mortgage loans	1,927,393	1,778,316
Net investment in direct financing leases	686,024	698,727
Gross investment in real estate assets	8,480,703	8,421,263
Accumulated depreciation and amortization	(493,782)	(455,712)
Net investment in real estate assets	7,986,921	7,965,551
Cash and cash equivalents	138,314	171,472
Interest and rent receivables	81,965	78,970
Straight-line rent receivables	202,317	185,592
Other loans	148,842	150,209
Other assets	473,481	468,494
Total Assets	$9,031,840	$9,020,288
Liabilities and Equity
Liabilities
Debt, net	$4,898,364	$4,898,667
Accounts payable and accrued expenses	206,891	211,188
Deferred revenue	15,549	18,178
Lease deposits and other obligations to tenants	57,847	57,050
Total liabilities	5,178,651	5,185,083
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,695 shares at March 31, 2018 and 364,424 shares at December 31, 2017	365	364
Additional paid-in capital	4,333,972	4,333,027
Distributions in excess of net income	(484,804)	(485,932)
Accumulated other comprehensive loss	(9,961)	(26,049)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	3,838,795	3,820,633
Non-controlling interests	14,394	14,572
Total Equity	3,853,189	3,835,205
Total Liabilities and Equity	$9,031,840	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Revenues
Rent billed	$128,011	$96,763
Straight-line rent	15,791	12,779
Income from direct financing leases	17,681	17,880
Interest and fee income	43,563	28,975
Total revenues	205,046	156,397
Expenses
Interest	57,023	38,029
Real estate depreciation and amortization	35,802	27,586
Property-related	2,184	1,328
General and administrative	17,818	13,197
Acquisition costs	—	2,756
Total expenses	112,827	82,896
Other income (expense)
Gain on sale of real estate, net	1,467	7,413
Debt refinancing costs	—	(13,629)
Other	(1,468)	1,767
Total other income (expense)	(1)	(4,449)

Income before income tax	92,218	69,052
Income tax expense	(1,175)	(867)

Net income	91,043	68,185
Net income attributable to non-controlling interests	(442)	(215)
Net income attributable to MPT common stockholders	$90,601	$67,970

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.25	$0.21

Weighted average shares outstanding — basic	364,882	321,057
Weighted average shares outstanding — diluted	365,343	321,423

Dividends declared per common share	$0.25	$0.24

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$91,043	$68,185
Other comprehensive income:
Foreign currency translation gain	16,088	6,292
Total comprehensive income	107,131	74,477
Comprehensive income attributable to non-controlling interests	(442)	(215)
Comprehensive income attributable to MPT common stockholders	$106,689	$74,262

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities
Net income	$91,043	$68,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,858	28,954
Amortization of deferred financing costs and debt discount	1,789	1,617
Direct financing lease interest accretion	(2,340)	(2,286)
Straight-line rent revenue	(20,377)	(13,896)
Share-based compensation	1,856	1,971
Gain from sale of real estate, net	(1,467)	(7,413)
Straight-line rent and other write-off	6,059	1,117
Debt refinancing costs	—	13,629
Other adjustments	(3,217)	(2,959)
Changes in:
Interest and rent receivables	(3,678)	(4,208)
Accounts payable and accrued expenses	(12,729)	(20,428)
Net cash provided by operating activities	94,797	64,283
Investing activities
Cash paid for acquisitions and other related investments	—	(9,004)
Net proceeds from sale of real estate	148,809	64,335
Principal received on loans receivable	1,734	3,233
Investment in loans receivable	(149,080)	(1,410)
Construction in progress and other	(8,399)	(26,898)
Net cash (used for) provided by investing activities	(6,936)	30,256
Financing activities
Proceeds from term debt	—	955,280
Payments of term debt	—	(675,201)
Revolving credit facilities, net	(33,590)	90,000
Distributions paid	(89,403)	(74,521)
Lease deposits and other obligations to tenants	1,299	3,307
Debt issuance costs paid and other financing activities	(1,643)	(15,882)
Net cash (used for) provided by financing activities	(123,337)	282,983
(Decrease) increase in cash, cash equivalents and restricted cash for period	(35,476)	377,522
Effect of exchange rate changes	2,774	(10,083)
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$139,545	$452,321
Interest paid	$57,025	$51,601
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$91,410	$77,172
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$138,314	$446,948
Restricted cash, included in Other assets	1,231	5,373
	$139,545	$452,321

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,867,286	$5,797,605
Real estate held for sale	—	146,615
Mortgage loans	1,927,393	1,778,316
Net investment in direct financing leases	686,024	698,727
Gross investment in real estate assets	8,480,703	8,421,263
Accumulated depreciation and amortization	(493,782)	(455,712)
Net investment in real estate assets	7,986,921	7,965,551
Cash and cash equivalents	138,314	171,472
Interest and rent receivables	81,965	78,970
Straight-line rent receivables	202,317	185,592
Other loans	148,842	150,209
Other assets	473,481	468,494
Total Assets	$9,031,840	$9,020,288
Liabilities and Capital
Liabilities
Debt, net	$4,898,364	$4,898,667
Accounts payable and accrued expenses	115,149	121,465
Deferred revenue	15,549	18,178
Lease deposits and other obligations to tenants	57,847	57,050
Payable due to Medical Properties Trust, Inc.	91,352	89,333
Total liabilities	5,178,261	5,184,693
Capital
General Partner — issued and outstanding — 3,647 units at March 31, 2018 and 3,644 units at December 31, 2017	38,518	38,489
Limited Partners:
Common units — issued and outstanding — 361,048 units at March 31, 2018 and 360,780 units at December 31, 2017	3,810,628	3,808,583
LTIP units — issued and outstanding — 232 units at March 31, 2018 and 292 units at December 31, 2017	—	—
Accumulated other comprehensive loss	(9,961)	(26,049)
Total MPT Operating Partnership, L.P. Capital	3,839,185	3,821,023
Non-controlling interests	14,394	14,572
Total capital	3,853,579	3,835,595
Total Liabilities and Capital	$9,031,840	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2018	2017
Revenues
Rent billed	$128,011	$96,763
Straight-line rent	15,791	12,779
Income from direct financing leases	17,681	17,880
Interest and fee income	43,563	28,975
Total revenues	205,046	156,397
Expenses
Interest	57,023	38,029
Real estate depreciation and amortization	35,802	27,586
Property-related	2,184	1,328
General and administrative	17,818	13,197
Acquisition costs	—	2,756
Total expenses	112,827	82,896
Other income (expense)
Gain on sale of real estate, net	1,467	7,413
Debt refinancing costs	—	(13,629)
Other	(1,468)	1,767
Total other income (expense)	(1)	(4,449)

Income before income tax	92,218	69,052
Income tax expense	(1,175)	(867)

Net income	91,043	68,185
Net income attributable to non-controlling interests	(442)	(215)
Net income attributable to MPT Operating Partnership partners	$90,601	$67,970

Earnings per units — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.25	$0.21

Weighted average units outstanding — basic	364,882	321,057
Weighted average units outstanding — diluted	365,343	321,423

Dividends declared per unit	$0.25	$0.24

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$91,043	$68,185
Other comprehensive income:
Foreign currency translation gain	16,088	6,292
Total comprehensive income	107,131	74,477
Comprehensive income attributable to non-controlling interests	(442)	(215)
Comprehensive income attributable to MPT Operating Partnership partners	$106,689	$74,262

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities
Net income	$91,043	$68,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,858	28,954
Amortization of deferred financing costs and debt discount	1,789	1,617
Direct financing lease interest accretion	(2,340)	(2,286)
Straight-line rent revenue	(20,377)	(13,896)
Unit-based compensation	1,856	1,971
Gain from sale of real estate, net	(1,467)	(7,413)
Straight-line rent and other write-off	6,059	1,117
Debt refinancing costs	—	13,629
Other adjustments	(3,217)	(2,959)
Changes in:
Interest and rent receivables	(3,678)	(4,208)
Accounts payable and accrued expenses	(12,729)	(20,428)
Net cash provided by operating activities	94,797	64,283
Investing activities
Cash paid for acquisitions and other related investments	—	(9,004)
Net proceeds from sale of real estate	148,809	64,335
Principal received on loans receivable	1,734	3,233
Investment in loans receivable	(149,080)	(1,410)
Construction in progress and other	(8,399)	(26,898)
Net cash (used for) provided by investing activities	(6,936)	30,256
Financing activities
Proceeds from term debt	—	955,280
Payments of term debt	—	(675,201)
Revolving credit facilities, net	(33,590)	90,000
Distributions paid	(89,403)	(74,521)
Lease deposits and other obligations to tenants	1,299	3,307
Debt issuance costs paid and other financing activities	(1,643)	(15,882)
Net cash (used for) provided by financing activities	(123,337)	282,983
(Decrease) increase in cash, cash equivalents and restricted cash for period	(35,476)	377,522
Effect of exchange rate changes	2,774	(10,083)
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$139,545	$452,321
Interest paid	$57,025	$51,601
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$91,410	$77,172
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$138,314	$446,948
Restricted cash, included in Other assets	1,231	5,373
	$139,545	$452,321

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004 and elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such income flows through our REIT.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to these significant accounting policies other than the following:

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition rather than as a business combination. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. With this accounting change, we expect to recognize a majority of our future real estate acquisitions as asset transactions rather than business combinations, which will result in the capitalization of third party transaction costs that are directly related to an acquisition and significantly decrease acquisition expenses. Indirect and internal transaction costs will continue to be expensed, but we do not expect to treat these costs as acquisition expenses for purposes of deriving normalized funds from operations in the future. Accordingly, this change in accounting increased our general and administrative expenses by $1.6 million for the three months ended March 31, 2018 compared to prior year.

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. This standard should not have a significant impact on our financial results, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loans, which are specifically excluded from ASU No. 2014-09. However, we also adopted a related standard ASU No. 2017-05 “Other Income - Gains and Losses from the

Derecognition of Nonfinancial Assets” on January 1, 2018, which we expect will allow for more transactions to qualify as sales of real estate with gains on sales being recognized earlier than under previous accounting guidance, as the new guidance is based on transfer of control versus whether or not the seller has continuing involvement. Upon adoption of this new standard, we recorded a $1.9 million adjustment to retained earnings to fully recognize gains on real estate sold in prior years that was required to be deferred under previous accounting guidance.

In August and November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the classification of certain receipts and payments in the statements of cash flows and to require companies to separately disclose the changes in total cash, cash equivalents, and amounts generally described as restricted cash on statements of cash flows (ASU 2016-18).  Restricted cash recorded in other assets on the condensed consolidated balance sheets includes certain operating deposits, tenant capital reserve deposits and deposits related to real estate acquisitions. This guidance was adopted on January 1, 2018 by applying a retrospective transition method resulting in the restatement of all periods presented.  This change did not have a material impact on the statements of cash flows for the three months ended March 31, 2018 and March 31, 2017, respectively.

Recent Accounting Developments:

Leases

In February 2016, FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

We will adopt this new standard on January 1, 2019. We are continuing to evaluate this standard and the impact to us from both a lessor and lessee perspective. We do have leases in which we are the lessee, including ground leases, on which certain of our facilities reside, along with corporate office and equipment leases, that will be required to be recorded on our balance sheet upon adoption of this standard. From a lessor perspective, we do expect certain non-lease components (including certain operating expenses that the tenants of our facilities are required to pay pursuant to our “triple-net” leases) to be recorded gross versus net of the respective expenses upon adoption of this standard in 2019 in accordance with ASU No. 2014-09.

Reclassifications and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2018, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at March 31, 2018 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$334,906	Mortgage and other loans	$233,470
Equity investments	$14,553	Other assets	$—

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

As of March 31, 2018, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and Note 5 for additional description of the nature, purpose and activities of our more significant VIEs (such as Ernest Health Inc. (“Ernest”)) and interests therein.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Three Months Ended March 31,
	2018	2017
Assets Acquired
Land	$—	$1,230
Building	—	6,901
Intangible lease assets — subject to amortization	—	873
Total assets acquired	$—	$9,004

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

Development Activities

During the 2018 first quarter, we completed construction on Ernest Flagstaff. This $24 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms generally similar to the original master lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2018	Estimated Completion Date
Circle Health (Birmingham, England)	$45,211	$18,369	1Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	16,753	1Q 2020
	$158,679	$35,122

Disposals

On March 1, 2018, we sold the real estate of St. Joseph Medical Center in Houston, Texas, for approximately $148 million to Steward Health Care System LLC (“Steward”). In return, we received a mortgage loan equal to the purchase price, with such loan secured by the underlying real estate. The mortgage loan has terms consistent with the other mortgage loans in the Steward portfolio. This transaction resulted in a gain of $1.5 million, offset by a $1.7 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH Healthcare Partners (“RCCH”). Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

Leasing Operations

At March 31, 2018, leases on 14 Ernest facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto Healthcare Services LLC (“Alecto”) facilities are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Minimum lease payments receivable	$2,223,869	$2,294,081
Estimated residual values	434,769	448,339
Less: Unearned income	(1,972,614)	(2,043,693)
Net investment in direct financing leases	$686,024	$698,727

On March 15, 2018, we entered into a new lease agreement of our long-term acute care facility in Boise, Idaho with a joint venture formed by Vibra Healthcare, LLC (“Vibra”) and Ernest. The new lease has an initial 15-year fixed term (ending March 2033) with three extension options of five years each. With this transaction, we incurred a non-cash charge of $1.5 million to write-off DFL unbilled interest associated with the previous lease to Ernest on this property.

Adeptus Health

As noted in previous filings, we have 16 properties that we plan to re-lease to a new operator or sell. These properties are being transitioned away from Adeptus Health in stages over a two year period as part of Adeptus Health’s confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. Rent is being paid by Adeptus Health during this transition period. On January 1, 2018 and April 1, 2018, Adeptus Health vacated and stopped making rent payments on five and three properties, respectively. As a result of the shortening of our lease term on these and eight other properties, we recorded $1.8 million to accelerate straight-line rent receivable amortization in the 2018 first quarter. At March 31, 2018, Adeptus Health is current on its rent obligations to us. Although no assurances can be made that we will not recognize a loss in the future, we believe at March 31, 2018 that the sale or re-leasing of the assets related to these 16 transition facilities will not result in any material loss or impairment.

Gilbert and Florence Facilities

In the first quarter of 2018, we terminated the lease at our Gilbert and Florence, Arizona facilities due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge of $1.1 million to reserve against the straight-line rent receivables. This former tenant has continued to occupy the facility, but on April 25, 2018, this former tenant filed for involuntary bankruptcy. At March 31, 2018, all outstanding receivables were completely reserved.  Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in Gilbert and Florence of $38.1 million at March 31, 2018, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2018	As of December 31, 2017
Mortgage loans	$1,927,393	$1,778,316
Acquisition loans	117,627	118,448
Working capital and other loans	31,215	31,761
	$2,076,235	$1,928,525

The increase in mortgage loans relates to the St. Joseph property that was sold on March 1, 2018 – see “Disposals” section of this Note 3 for further information. Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At March 31, 2018, acquisition loans includes $113.9 million in loans to Ernest.

Concentrations of Credit Risk

Our revenue concentration for the three months ended March 31, 2018 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Three Months Ended March 31,
	2018		2017
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Steward (1)	$73,227	35.7%	$33,704	21.6%
Prime	31,778	15.5%	31,511	20.1%
MEDIAN	29,088	14.2%	23,450	15.0%
Ernest	16,416	8.0%	17,520	11.2%
RCCH	9,537	4.7%	9,306	6.0%
Other operators	45,000	21.9%	40,906	26.1%
Total	$205,046	100.0%	$156,397	100.0%

(1) Includes revenue from IASIS prior to being acquired by Steward on September 29, 2017.

Revenue by U.S. State and Country

	For the Three Months Ended March 31,
	2018		2017
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$30,355	14.8%	$24,737	15.8%
Massachusetts	26,940	13.1%	26,584	17.0%
Utah	20,871	10.2%	2,534	1.6%
California	16,666	8.1%	16,565	10.6%
Arizona	11,386	5.6%	7,332	4.7%
All other states	60,037	29.3%	51,465	32.9%
Total U.S.	$166,255	81.1%	$129,217	82.6%
Germany	$37,665	18.4%	$26,190	16.7%
United Kingdom, Italy, and Spain	1,126	0.5%	990	0.7%
Total International	$38,791	18.9%	$27,180	17.4%
Grand Total	$205,046	100.0%	$156,397	100.0%

On a gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Form 10-Q), our concentration as of March 31, 2018 as compared to December 31, 2017 is as follows (dollars in thousands):

Gross Assets by Operator

	As of March 31, 2018		As of December 31, 2017
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward (1)	$3,459,275	36.2%	$3,457,384	36.5%
MEDIAN	1,261,991	13.2%	1,229,325	13.0%
Prime	1,120,737	11.7%	1,119,484	11.8%
Ernest	612,112	6.4%	629,161	6.6%
RCCH	506,265	5.3%	506,265	5.3%
Other operators	2,118,132	22.3%	2,089,934	22.1%
Other assets	466,095	4.9%	444,659	4.7%
Total	$9,544,607	100.0%	$9,476,212	100.0%

(1) Includes approximately $1.8 billion of triple net leased gross assets.

Gross Assets by U.S. State and Country

	As of March 31, 2018		As of December 31, 2017
U.S. States and Other Countries	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Massachusetts	$1,298,226	13.6%	$1,297,226	13.7%
Texas	1,260,795	13.2%	1,257,390	13.3%
Utah	1,035,748	10.9%	1,035,501	10.9%
California	542,873	5.7%	542,876	5.7%
Arizona	489,185	5.1%	491,284	5.2%
All other states	2,616,686	27.4%	2,618,536	27.6%
Other domestic assets	402,841	4.2%	387,050	4.1%
Total U.S.	$7,646,354	80.1%	$7,629,863	80.5%
Germany	$1,623,755	17.0%	$1,581,726	16.7%
United Kingdom, Italy, and Spain	211,244	2.2%	207,014	2.2%
Other international assets	63,254	0.7%	57,609	0.6%
Total International	$1,898,253	19.9%	$1,846,349	19.5%
Grand Total	$9,544,607	100.0%	$9,476,212	100.0%

On an individual property basis, we had no investment of any single property greater than 3.7% of our total gross assets as of March 31, 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2018	As of December 31, 2017
Revolving credit facility(A)	$807,614	$840,810
Term loans	200,000	200,000
4.000% Senior Unsecured Notes due 2022(B)	616,200	600,250
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	616,200	600,250
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,940,014	$4,941,310
Debt issue costs, net	(41,650)	(42,643)
	$4,898,364	$4,898,667

(A)	Includes £9 million and £8 million of GBP-denominated borrowings that reflect the exchange rate at March 31, 2018 and December 31, 2017, respectively.
(B)	These notes are Euro-denominated and reflect the exchange rate at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$—
2019	—
2020	—
2021	807,614
2022	816,200
Thereafter	3,316,200
Total	$4,940,014

On February 1, 2017, we replaced our previous unsecured credit facility (which we had entered into in 2014 and amended in 2015) with a new revolving credit and term loan agreement (“Credit Facility”). The new agreement included a $1.3 billion unsecured revolving loan facility (same amount as the previous revolving loan facility), a $200 million unsecured term loan facility ($50 million lower than the previous term loan), and a new €200 million unsecured term loan facility.

On March 4, 2017, we redeemed the €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020.

On March 24, 2017, we completed a €500 million senior unsecured notes offering (“3.325% Senior Unsecured Notes due 2025”). A portion of the proceeds from this offering were used to prepay and extinguish the €200 million term loan facility portion of our Credit Facility on March 30, 2017.

With the replacement of our old credit facility, the redemption of the 5.750% Senior Unsecured Notes due 2020, and the payoff of our €200 million euro term loan, we incurred a debt refinancing charge of approximately $14 million in the 2017 first quarter.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2018, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2018, we were in compliance with all such financial and operating covenants.

5. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and working capital loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loan using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	March 31, 2018		December 31, 2017
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$81,965	$81,009	$78,970	$78,028
Loans (1)	1,846,525	1,871,705	1,698,471	1,722,101
Debt, net	(4,898,364)	(4,968,232)	(4,898,667)	(5,073,707)
(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest along with their related loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other currently existing equity interests or loans.

At March 31, 2018, these amounts were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Equity investments and other loans	112,256	118,010	Other loans/other assets
	$227,256	$233,010

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at March 31, 2018.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(9)
- 100 basis points	9

Because the fair value of the Ernest investments noted above is below our original cost, we recognized an unrealized loss during the first quarter of 2018. No unrealized gain/loss on the Ernest investments was recorded in the first quarter of 2017.

6. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$91,043	$68,185
Non-controlling interests’ share in net income	(442)	(215)
Participating securities’ share in earnings	(195)	(125)
Net income, less participating securities’ share in earnings	$90,406	$67,845
Denominator:
Basic weighted-average common shares	364,882	321,057
Dilutive potential common shares	461	366
Dilutive weighted-average common shares	365,343	321,423

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$91,043	$68,185
Non-controlling interests’ share in net income	(442)	(215)
Participating securities’ share in earnings	(195)	(125)
Net income, less participating securities’ share in earnings	$90,406	$67,845
Denominator:
Basic weighted-average units	364,882	321,057
Dilutive potential units	461	366
Diluted weighted-average units	365,343	321,423

7. Commitments and Contingencies

Commitments

On September 28, 2016, we entered into definitive agreements to acquire an acute care hospital in Washington for a purchase price of $17.5 million. Upon closing, the facility will be leased to RCCH, pursuant to the current master lease. Closing of this transaction, which is expected to be completed in 2018 is subject to customary real estate, regulatory and other closing conditions.

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

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) political, economic, business, real estate, and other market conditions;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof may not be satisfied;
•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes (particularly in light of current tax reform considerations);
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and
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
•

our ability to obtain equity or debt financing (including joint venture financing arrangements) on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt and our future interest expense; and

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2017 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2018, there were no material changes to these policies.

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

At March 31, 2018, our portfolio consisted of 274 properties leased or loaned to 31 operators, of which two are under development and 15 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2018	% of Total	As of December 31, 2017	% of Total
Real estate owned (gross)	$6,518,188	72.2%	$6,595,252	73.1%
Mortgage loans	1,927,393	21.3%	1,778,316	19.7%
Other loans	148,842	1.6%	150,209	1.7%
Construction in progress	35,122	0.4%	47,695	0.5%
Other assets	402,295	4.5%	448,816	5.0%
Total assets (1)	$9,031,840	100.0%	$9,020,288	100.0%

(1)	Includes $1.9 billion and $1.8 billion of healthcare real estate assets in Europe at March 31, 2018 and December 31, 2017, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

	For the Three Months Ended March 31, 2018	% of Total	For the Three Months Ended March 31, 2017	% of Total
General Acute Care Hospitals (1)	$145,797	71.1%	$107,126	68.5%
Rehabilitation Hospitals	50,159	24.5%	38,279	24.5%
Long-term Acute Care Hospitals	9,090	4.4%	10,992	7.0%
Total revenues	$205,046	100.0%	$156,397	100.0%

(1)	Includes three medical office buildings.

We have 69 employees as of May 4, 2018. We believe that any foreseeable increase in the number of our employees will have only immaterial effects on our operations and general and administrative expenses. We believe that our relations with our employees are good. None of our employees are members of any labor union.

Results of Operations

Three Months Ended March 31, 2018 Compared to March 31, 2017

Net income for the three months ended March 31, 2018, was $90.6 million, compared to $68.0 million for the three months ended March 31, 2017. This increase is primarily due to additional revenue from the Steward and MEDIAN investments that were made in 2017 and no debt refinancing charges in 2018 compared to $13.6 million in the 2017 first quarter. This increase is partially offset by increased interest expense from higher average outstanding debt balances to fund new investments in 2017, higher general and administrative costs from the growth of our company, higher depreciation expenses from investments made subsequent to March 31, 2017, and a larger gain on disposition made during the first quarter of 2017. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $131.5 million, or $0.36 per diluted share for the 2018 first quarter as compared to $105.9 million, or $0.33 per diluted share for the 2017 first quarter. This 24.2% increase in FFO is due to the increase in revenue from acquisitions and completed development projects made since March 2017 (primarily our Steward investments).

A comparison of revenues for the three month periods ended March 31, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018	% of Total	2017	% of Total	Year over Year Change
Rent billed	$128,011	62.4%	$96,763	61.9%	32.3%
Straight-line rent	15,791	7.7%	12,779	8.2%	23.6%
Income from direct financing leases	17,681	8.6%	17,880	11.4%	(1.1)%
Interest and fee income from loans	43,563	21.3%	28,975	18.5%	50.3%
Total revenues	$205,046	100.0%	$156,397	100.0%	31.1%

Our total revenue for the 2018 first quarter is up $48.6 million, or 31.1%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $34.3 million over the prior year of which $32.6 million is from incremental revenue from acquisitions made after March 2017 (primarily the Steward acquisitions), $1.2 million is incremental revenue from development properties that were completed and placed into service after March 2017, and approximately $5 million is from favorable foreign currency fluctuations. These increases are partially offset by $1.4 million of lower revenue related to dispositions and $3.5 million of higher straight-line rent write-offs in 2018 related to Adeptus Health, the conversion of our St. Joseph’s property in Houston to a mortgage loan, and lease terminations at our Gilbert and Florence properties.

•

Income from direct financing leases – down $0.2 million over the prior year primarily due to the $1.5 million write-off of DFL unbilled interest related to the Boise lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture discussed in Note 3 to Item 1 of this Form 10-Q. The impact from the write-off was almost completely offset by $0.2 million from annual escalations of rental rates in accordance with provisions in our leases and $1.1 million from incremental revenue from acquisitions made after March 2017.

•

Interest from loans – up $14.6 million over the prior year of which $0.5 million is from our annual escalations in interest rates in accordance with loan provisions and $14.1 million is from incremental revenue from the new Steward mortgage loans made after March 2017.

Interest expense, for the quarters ended March 31, 2018 and 2017, totaled $57.0 million and $38.0 million, respectively. This increase is primarily related to the higher average debt balance during the 2018 first quarter compared to the prior year first quarter in order to fund our 2017 acquisition activity and approximately $2 million relates to foreign currency fluctuation. The impact on interest expense is partially offset by slightly lower weighted average interest rates period over period due to certain refinancing activities in our debt during 2017. Our weighted-average interest rate was 4.4% for the three months ended March 31, 2018, as compared to 4.6% in the same period in 2017. See Note 4 to Item 1 of this Form 10-Q for a description of our refinancing activities in 2017 that lead to a $13.6 million refinancing charge in the 2017 first quarter.

General and administrative expenses totaled $17.8 million for the 2018 first quarter, which is a $4.6 million increase from the prior year first quarter. As noted in Note 2 to Item 1 of this Form 10-Q, general and administrative expenses were higher in the 2018 first quarter by $1.6 million due to our adoption of ASU 2017-01. Excluding the $1.6 million of higher expense due to the accounting change, general and administrative expenses represented 7.9% of revenue in the 2018 first quarter, which was lower than 8.4% in 2017. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $3 million from the prior year first quarter due to travel and compensation expense, which are up as a result of the growth and expansion of our company.

Real estate depreciation and amortization during the first quarter of 2018 increased to $35.8 million from $27.6 million in 2017, due to the incremental depreciation from the facilities acquired (particularly the Steward facilities acquired in the 2017 third quarter) and the development properties completed in 2017 and the first quarter of 2018.

Acquisition costs decreased $2.8 million from the prior year. The acquisition costs in 2017 primarily related to the MEDIAN transaction along with deals completed subsequent to March 2017. Furthermore, in the 2018 first quarter, all third party transaction costs directly related to acquisitions were capitalized due to the adoption of ASU 2017-01 as noted previously.

During the three months ended March 31, 2018, we sold our St. Joseph’s property at a gain of $1.5 million. Similarly, in the 2017 first quarter, we sold one RCCH property resulting in a $7.4 million gain. See Note 3 to Item 1 of this Form 10-Q for further details.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended March 31, 2018, reflects an increase from prior year due to an increase in financial taxable income from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S. and certain of our international net deferred tax assets at March 31, 2018. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
FFO information:
Net income attributable to MPT common stockholders	$90,601	$67,970
Participating securities’ share in earnings	(195)	(125)
Net income, less participating securities’ share in earnings	$90,406	$67,845
Depreciation and amortization	36,517	28,099
Gain on sale of real estate, net	(1,467)	(7,413)
Funds from operations	$125,456	$88,531
Write-off of straight-line rent and other	6,059	1,117
Debt refinancing costs	—	13,629
Acquisition costs, net of tax benefit	—	2,645
Normalized funds from operations	$131,515	$105,922
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.25	$0.21
Depreciation and amortization	0.09	0.09
Gain on sale of real estate, net	—	(0.02)
Funds from operations	$0.34	$0.28
Write-off of straight-line rent and other	0.02	—
Debt refinancing costs	—	0.04
Acquisition costs, net of tax benefit	—	0.01
Normalized funds from operations	$0.36	$0.33

Gross Assets

Gross assets is total assets before accumulated depreciation/amortization and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded (see Note 7 of Item 1 on this Form 10-Q), and assumes cash on hand is fully used in these transactions. We believe total gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total gross assets (in thousands):

	As of	As of
	March 31, 2018	December 31, 2017
Total Assets	$9,031,840	$9,020,288
Add:
Binding real estate commitments on new investments(1)	17,500	17,500
Unfunded amounts on development deals and commenced capital improvement projects(2)	139,799	154,184
Accumulated depreciation and amortization	493,782	455,712
Less:
Cash and cash equivalents	(138,314)	(171,472)
Total Gross Assets	$9,544,607	$9,476,212

(1)	The schedule reflects our previously disclosed commitment to acquire one RCCH facility for $17.5 million.
(2)

Includes $123.6 million and $137.4 million of unfunded amounts on ongoing development projects and $16.2 million and $16.8 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of March 31, 2018 and December 31, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2018 Cash Flow Activity

During the 2018 first quarter, we generated $94.8 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $89.4 million and certain investing and financing activities (including a $33.6 million reduction in our revolving credit facility).

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

Short-term Liquidity Requirements:

As of March 31, 2018, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At May 4, 2018, our availability under our revolving credit facility plus cash on-hand approximated $0.6 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market equity program is sufficient to fund our operations, interest obligations, our firm commitments (including expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

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

Long-term Liquidity Requirements:

As of March 31, 2018, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). With our liquidity at May 4, 2018 of approximately $0.6 billion, along with our current monthly cash receipts from rent and loan interest and the availability under our at-the-market equity program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including expected funding requirements on our development projects) for the foreseeable future.

However, in order to fund our investment strategies and to fund debt maturities coming due in later years, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	entering into joint venture arrangements;
•	proceeds from strategic property sales;
•	sale of equity securities;
•	amending or entering into new bank term loans,
•	issuance of new USD or EUR denominated debt securities, including senior unsecured notes; and/or
•	placing new secured loans on real estate located in the U.S. and/or Europe.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of March 31, 2018, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$—
2019	—
2020	—
2021	807,614
2022	816,200
Thereafter	3,316,200
Total	$4,940,014

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for changes to our operating lease commitments, there have been no significant changes in those obligations during the three months ended March 31, 2018.

The following table updates our contractual obligations schedule for updates to our operating lease commitments (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating lease commitments (1)	$6,612	$14,337	$14,848	$120,396	$156,193

(1)

Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases. The amounts reflected are our future minimum lease obligations under the non-cancelable portion of the leases’ terms.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2018:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay - see Note 4 in Item 1 to this Form 10-Q for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2018, our outstanding debt totaled $4.9 billion, which consisted of fixed-rate debt of approximately $3.9 billion and variable rate debt of $1.0 billion. If market interest rates increase by 1%, the fair value of our debt at March 31, 2018 would decrease by $10.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.0 billion, the balance of such variable rate debt at March 31, 2018.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2018 and on an annualized basis, if the euro exchange rate were to change by 5%, our FFO would change by approximately $5.2 million. Based solely on operating results to-date in 2018 and on an annualized basis, if the British pound exchange rate were to change by 5%, our FFO would change by less than $0.2 million.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2018