Form 10-Q
period 2018-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2018-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, Medical Properties Trust, Inc. had 364,858,202 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2018 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,671,829	$5,797,605
Real estate held for sale	1,263,257	146,615
Mortgage loans	1,686,866	1,778,316
Net investment in direct financing leases	688,427	698,727
Gross investment in real estate assets	8,310,379	8,421,263
Accumulated depreciation and amortization	(419,061)	(455,712)
Net investment in real estate assets	7,891,318	7,965,551
Cash and cash equivalents	146,569	171,472
Interest and rent receivables	85,181	78,970
Straight-line rent receivables	215,297	185,592
Other loans	147,855	150,209
Other assets	470,604	468,494
Total Assets	$8,956,824	$9,020,288
Liabilities and Equity
Liabilities
Debt, net	$4,864,261	$4,898,667
Accounts payable and accrued expenses	204,505	211,188
Deferred revenue	14,133	18,178
Lease deposits and other obligations to tenants	28,470	57,050
Total liabilities	5,111,369	5,185,083
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,731 shares at June 30, 2018 and 364,424 shares at December 31, 2017	365	364
Additional paid-in capital	4,338,798	4,333,027
Distributions in excess of net income	(464,784)	(485,932)
Accumulated other comprehensive loss	(42,353)	(26,049)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	3,831,249	3,820,633
Non-controlling interests	14,206	14,572
Total Equity	3,845,455	3,835,205
Total Liabilities and Equity	$8,956,824	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Rent billed	$122,827	$103,447	$250,838	$200,210
Straight-line rent	15,073	16,277	30,864	29,056
Income from direct financing leases	18,934	18,312	36,615	36,192
Interest and fee income	45,068	28,771	88,631	57,746
Total revenues	201,902	166,807	406,948	323,204
Expenses
Interest	58,126	39,710	115,149	77,739
Real estate depreciation and amortization	34,466	29,493	70,268	57,079
Property-related	1,920	1,153	4,104	2,481
General and administrative	19,552	15,079	37,370	28,276
Acquisition costs	411	10,806	411	13,562
Total expenses	114,475	96,241	227,302	179,137
Other income (expense)
Gain on sale of real estate, net	24,151	—	25,618	7,413
Debt refinancing costs	—	(751)	—	(14,380)
Other	2,002	3,367	534	5,134
Total other income (expense)	26,153	2,616	26,152	(1,833)

Income before income tax	113,580	73,182	205,798	142,234
Income tax (expense) benefit	(1,563)	614	(2,738)	(253)

Net income	112,017	73,796	203,060	141,981
Net income attributable to non-controlling interests	(450)	(381)	(892)	(596)
Net income attributable to MPT common stockholders	$111,567	$73,415	$202,168	$141,385

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.30	$0.21	$0.55	$0.42

Weighted average shares outstanding — basic	364,897	349,856	364,889	335,456
Weighted average shares outstanding — diluted	365,541	350,319	365,442	335,871

Dividends declared per common share	$0.25	$0.24	$0.50	$0.48

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$112,017	$73,796	$203,060	$141,981
Other comprehensive income:
Foreign currency translation (loss) gain	(32,392)	34,020	(16,304)	40,312
Total comprehensive income	79,625	107,816	186,756	182,293
Comprehensive income attributable to non-controlling interests	(450)	(381)	(892)	(596)
Comprehensive income attributable to MPT common stockholders	$79,175	$107,435	$185,864	$181,697

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$203,060	$141,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,441	59,825
Amortization of deferred financing costs and debt discount	3,590	3,139
Direct financing lease interest accretion	(4,743)	(4,690)
Straight-line rent revenue	(41,664)	(30,173)
Share-based compensation	6,725	4,377
Gain from sale of real estate, net	(25,618)	(7,413)
Straight-line rent and other write-off	13,294	1,117
Debt refinancing costs	—	14,380
Other adjustments	(14,718)	(5,735)
Changes in:
Interest and rent receivables	(7,285)	(10,786)
Accounts payable and accrued expenses	(10,603)	(11,126)
Net cash provided by operating activities	196,479	154,896
Investing activities
Cash paid for acquisitions and other related investments	(273,728)	(600,781)
Net proceeds from sale of real estate	221,931	64,335
Principal received on loans receivable	262,862	5,188
Investment in loans receivable	(169,435)	(3,574)
Construction in progress and other	(22,875)	(36,002)
Other investments, net	(20,400)	(67,101)
Net cash used for investing activities	(1,645)	(637,935)
Financing activities
Proceeds from term debt	—	955,280
Payments of term debt	—	(675,279)
Revolving credit facilities, net	(4,618)	(39,911)
Distributions paid	(180,813)	(151,692)
Lease deposits and other obligations to tenants	(28,001)	5,790
Proceeds from sale of common shares, net of offering costs	—	548,063
Other financing activities	(2,328)	(16,543)
Net cash (used for) provided by financing activities	(215,760)	625,708
(Decrease) increase in cash, cash equivalents and restricted cash for period	(20,926)	142,669
Effect of exchange rate changes	(3,477)	9,588
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$147,844	$237,139
Interest paid	$115,245	$63,371
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$91,547	$87,519
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$146,569	$236,364
Restricted cash, included in Other assets	1,275	775
	$147,844	$237,139

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,671,829	$5,797,605
Real estate held for sale	1,263,257	146,615
Mortgage loans	1,686,866	1,778,316
Net investment in direct financing leases	688,427	698,727
Gross investment in real estate assets	8,310,379	8,421,263
Accumulated depreciation and amortization	(419,061)	(455,712)
Net investment in real estate assets	7,891,318	7,965,551
Cash and cash equivalents	146,569	171,472
Interest and rent receivables	85,181	78,970
Straight-line rent receivables	215,297	185,592
Other loans	147,855	150,209
Other assets	470,604	468,494
Total Assets	$8,956,824	$9,020,288
Liabilities and Capital
Liabilities
Debt, net	$4,864,261	$4,898,667
Accounts payable and accrued expenses	112,626	121,465
Deferred revenue	14,133	18,178
Lease deposits and other obligations to tenants	28,470	57,050
Payable due to Medical Properties Trust, Inc.	91,489	89,333
Total liabilities	5,110,979	5,184,693
Capital
General Partner — issued and outstanding — 3,647 units at June 30, 2018 and 3,644 units at December 31, 2017	38,767	38,489
Limited Partners:
Common units — issued and outstanding — 361,084 units at June 30, 2018 and 360,780 units at December 31, 2017	3,835,225	3,808,583
LTIP units — issued and outstanding — 232 units at June 30, 2018 and 292 units at December 31, 2017	—	—
Accumulated other comprehensive loss	(42,353)	(26,049)
Total MPT Operating Partnership, L.P. Capital	3,831,639	3,821,023
Non-controlling interests	14,206	14,572
Total capital	3,845,845	3,835,595
Total Liabilities and Capital	$8,956,824	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2018	2017	2018	2017
Revenues
Rent billed	$122,827	$103,447	$250,838	$200,210
Straight-line rent	15,073	16,277	30,864	29,056
Income from direct financing leases	18,934	18,312	36,615	36,192
Interest and fee income	45,068	28,771	88,631	57,746
Total revenues	201,902	166,807	406,948	323,204
Expenses
Interest	58,126	39,710	115,149	77,739
Real estate depreciation and amortization	34,466	29,493	70,268	57,079
Property-related	1,920	1,153	4,104	2,481
General and administrative	19,552	15,079	37,370	28,276
Acquisition costs	411	10,806	411	13,562
Total expenses	114,475	96,241	227,302	179,137
Other income (expense)
Gain on sale of real estate, net	24,151	—	25,618	7,413
Debt refinancing costs	—	(751)	—	(14,380)
Other	2,002	3,367	534	5,134
Total other income (expense)	26,153	2,616	26,152	(1,833)

Income before income tax	113,580	73,182	205,798	142,234
Income tax (expense) benefit	(1,563)	614	(2,738)	(253)

Net income	112,017	73,796	203,060	141,981
Net income attributable to non-controlling interests	(450)	(381)	(892)	(596)
Net income attributable to MPT Operating Partnership partners	$111,567	$73,415	$202,168	$141,385

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.30	$0.21	$0.55	$0.42

Weighted average units outstanding — basic	364,897	349,856	364,889	335,456
Weighted average units outstanding — diluted	365,541	350,319	365,442	335,871

Dividends declared per unit	$0.25	$0.24	$0.50	$0.48

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$112,017	$73,796	$203,060	$141,981
Other comprehensive income:
Foreign currency translation (loss) gain	(32,392)	34,020	(16,304)	40,312
Total comprehensive income	79,625	107,816	186,756	182,293
Comprehensive income attributable to non-controlling interests	(450)	(381)	(892)	(596)
Comprehensive income attributable to MPT Operating Partnership partners	$79,175	$107,435	$185,864	$181,697

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$203,060	$141,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,441	59,825
Amortization of deferred financing costs and debt discount	3,590	3,139
Direct financing lease interest accretion	(4,743)	(4,690)
Straight-line rent revenue	(41,664)	(30,173)
Unit-based compensation	6,725	4,377
Gain from sale of real estate, net	(25,618)	(7,413)
Straight-line rent and other write-off	13,294	1,117
Debt refinancing costs	—	14,380
Other adjustments	(14,718)	(5,735)
Changes in:
Interest and rent receivables	(7,285)	(10,786)
Accounts payable and accrued expenses	(10,603)	(11,126)
Net cash provided by operating activities	196,479	154,896
Investing activities
Cash paid for acquisitions and other related investments	(273,728)	(600,781)
Net proceeds from sale of real estate	221,931	64,335
Principal received on loans receivable	262,862	5,188
Investment in loans receivable	(169,435)	(3,574)
Construction in progress and other	(22,875)	(36,002)
Other investments, net	(20,400)	(67,101)
Net cash used for investing activities	(1,645)	(637,935)
Financing activities
Proceeds from term debt	—	955,280
Payments of term debt	—	(675,279)
Revolving credit facilities, net	(4,618)	(39,911)
Distributions paid	(180,813)	(151,692)
Lease deposits and other obligations to tenants	(28,001)	5,790
Proceeds from sale of units, net of offering costs	—	548,063
Other financing activities	(2,328)	(16,543)
Net cash (used for) provided by financing activities	(215,760)	625,708
(Decrease) increase in cash, cash equivalents and restricted cash for period	(20,926)	142,669
Effect of exchange rate changes	(3,477)	9,588
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$147,844	$237,139
Interest paid	$115,245	$63,371
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$91,547	$87,519
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$146,569	$236,364
Restricted cash, included in Other assets	1,275	775
	$147,844	$237,139

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

We have operated as a real estate investment trust (“REIT”) since 2004. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such real estate related income flows through our REIT.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and as updated in our Form 10-Q for the quarter ended March 31, 2018. There have been no material changes to these significant accounting policies other than the following:

On July 1, 2018, we early adopted Accounting Standards Update (“ASU”) No. 2018-07, “Compensation-Stock Compensation.” Under the new standard, non-employee stock awards are to be accounted for similar to employee stock awards. This standard simplifies the accounting for non-employee stock awards, including fixing the value of the stock award at date of grant.  The adoption of this standard did not have a material impact on our financial statements.

Recent Accounting Developments:

Leases

In February 2016, the Financial Accounting Board (the “FASB”) issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), allowing companies to record a cumulative adjustment to retained earnings in the period of adoption rather than requiring the restatement of prior periods.

We plan to adopt ASU 2016-02 on January 1, 2019, along with ASU 2018-11. We are continuing to evaluate this standard and the impact to us from both a lessor and lessee perspective. We do have leases in which we are the lessee, including ground leases, on which certain of our facilities reside, along with corporate office and equipment leases.  Although we do not expect any change in the current classification of these leases, we will record a right-of-use asset and a lease liability on our balance sheet upon adoption of this standard, with any difference recorded as a cumulative adjustment in equity. From a lessor perspective, we do not expect any change in the current classification and accounting of our existing leases.  However, we do expect certain non-lease components (including certain operating expenses that the tenants of our facilities are required to pay pursuant to our “triple-net” leases) to be recorded gross versus net of the respective expenses upon adoption of this standard in 2019 in accordance with ASU No. 2014-09.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At June 30, 2018, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at June 30, 2018 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$325,963	Mortgage and other loans	$229,367
Equity investments	$14,395	Other assets	$—

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

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of June 30, 2018, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3 and Note 7 for additional description of the nature, purpose and activities of our more significant VIEs (such as Ernest Health Inc. (“Ernest”)) and interests therein.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands)

	For the Six Months Ended June 30,
	2018	2017
Assets Acquired
Land and land improvements	$16,121	$87,620
Building	232,409	399,867
Intangible lease assets — subject to amortization (weighted average useful life 20.0 years for 2018 and 28.5 years for 2017)	25,198	73,722
Net investments in direct financing leases	—	40,450
Liabilities assumed	—	(878)
Total assets acquired	$273,728	$600,781
Loans repaid(1)	(259,378)	—
Total net assets acquired	$14,350	$600,781
(1)	Includes $259.4 million of loans advanced to Steward Health Care System LLC (“Steward”) in 2017 and repaid in 2018 as described more fully below.

2018 Activity

On June 27, 2018, we acquired the fee simple real estate of two general acute care hospitals in Massachusetts from Steward in exchange for the reduction of $259.4 million of mortgage loans made to Steward in October 2016, along with an additional $14.4 million in cash consideration. These properties are being leased to Steward pursuant to the original master lease from October 2016 that has a 15-year term with three five-year extension options, plus consumer-price indexed increases.

2017 Activity

MEDIAN Transactions

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million. This property is leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”), pursuant to the original master lease agreement effective in 2015 and expiring December 2042 with annual escalators at the greater of one percent or 70% of the change in German CPI.

During the second quarter of 2017, we acquired 11 rehabilitation hospitals in Germany for an aggregate purchase price of €127 million. These 11 properties are leased to affiliates of MEDIAN, pursuant to a third master lease that has terms similar to the original master lease in 2015 with a fixed 27-year lease term ending in August 2043. These acquisitions are part of the portfolio of 20 properties in Germany that we agreed to acquire in July 2016 for €215.7 million, of which seven properties totaling €49.5 million closed in December 2016. The final two properties closed post June 30, 2017 for a purchase price of €39.2 million.

On January 30, 2017, we acquired an inpatient rehabilitation hospital in Germany for €8.4 million. This acquisition was the final property to close as part of the six hospital portfolio that we agreed to buy in September 2016 for an aggregate amount of €44.1 million.  This property is leased to affiliates of MEDIAN, pursuant to the original long-term master lease agreement reached with MEDIAN in 2015 and as described above.

Other Transactions

On June 1, 2017, we acquired the real estate assets of Ohio Valley Medical Center, a 218-bed acute care hospital located in Wheeling, West Virginia, and the East Ohio Regional Hospital, a 139-bed acute care hospital in Martins Ferry, Ohio, from Ohio Valley Health Services, a not-for-profit entity in West Virginia, for an aggregate purchase price of approximately $40 million. We simultaneously leased the facilities to Alecto Healthcare Services LLC (“Alecto”), pursuant to a lease with a 15-year initial term with 2% annual minimum rent increases and three 5-year extension options. The facilities are cross-defaulted and cross-collateralized with our other hospitals operated by Alecto. We also agreed to provide up to $20.0 million in capital improvement funding on these two facilities - none of which has been funded to date. With these acquisitions, we also obtained a 20% interest in the operator of these facilities.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million. These facilities are leased to Steward, pursuant to the existing long-term master lease entered into with Steward in October 2016 and as described above.

On May 1, 2017, we also acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to RCCH Healthcare Partners (“RCCH”), pursuant to the existing long-term master lease entered into with RCCH in April 2016.

From the respective acquisition dates, the properties acquired in 2017 contributed $8.2 million of revenue and $6.0 million of income (excluding related acquisition expenses and taxes) for the three months ended June 30, 2017, and $8.4 million of revenue and $6.1 million of income (excluding related acquisition expenses and taxes) for the six months ended June 30, 2017. In addition, we expensed $9.1 million and $9.6 million of acquisition-related costs on these 2017 acquisitions for the three and six months ended June 30, 2017, respectively.

Development Activities

During the first six months of 2018, we completed construction on Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms generally similar to the original master lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2018	Estimated Completion Date
Circle Health (Birmingham, England)	$44,825	$20,942	1Q 2019
Circle Health Rehabilitation (Birmingham, England)	22,269	3,360	3Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	23,318	1Q 2020
	$180,562	$47,620

Disposals

2018 Activity

Joint Venture Transaction

On June 7, 2018, we entered into a subscription agreement with Primotop Holdings S.à.r.l. (“Primotop”), an entity managed by Primonial Group, pursuant to which Primotop will acquire a 50% interest by way of a joint venture in the real estate of 71 post-acute hospitals in Germany that we currently own, with an aggregate agreed valuation of approximately €1.635 billion.  The remaining 50% interest in the joint venture will be retained by us.  Immediately following the closing, which is expected to occur during the third quarter of 2018, the joint venture is expected to make cash distributions to us in an aggregate amount of approximately €1.14 billion from the proceeds of the cash contributions from Primotop and certain secured debt financings within the joint venture. In preparation of this joint venture, we issued such secured debt on these properties on August 3, 2018, resulting in gross proceeds of €655 million.  At June 30, 2018, the 71 facilities subject to the joint venture were designated as held for sale and included the following net assets (in thousands):

Real estate held for sale	$1,263,257
Straight-line rent receivables	36,246
$1,299,503

Other Transactions

On June 4, 2018, we sold three long-term acute care hospitals located in California, Texas, and Oregon, that were leased and operated by Vibra Healthcare, LLC (“Vibra”), which included our equity investment in operations of the Texas facility. Total proceeds from the transaction were $53.3 million in cash, a mortgage loan in the amount of $18.3 million, and a $1.5 million working capital loan.  The transaction resulted in a gain on real estate of $24.2 million, which was partially offset by a $5.1 million non-cash charge to revenue to write-off related straight-line rent receivables.

On March 1, 2018, we sold the real estate of St. Joseph Medical Center in Houston, Texas, for approximately $148 million to Steward. In return, we received a mortgage loan equal to the purchase price, with such loan secured by the underlying real estate. The mortgage loan has terms consistent with the other mortgage loans in the Steward portfolio. This transaction resulted in a gain of $1.5 million, offset by a $1.7 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

2017 Activity

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

Summary of Operations for Disposed Assets in 2018

The properties sold during 2018 and the assets held for sale (from the Joint Venture Transaction) at June 30, 2018, do not meet the definition of discontinued operations.  However, the following represents the operating results (excluding gain on sale and any non-cash charges such as straight-line rent write-offs) from these properties (excluding the St. Joseph sale which was converted to a mortgage loan) for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$34,142	$28,817	$69,900	$55,536
Real estate depreciation and amortization	(6,129)	(7,070)	(14,902)	(13,595)
Property-related expenses	(14)	(1)	(255)	(1)
Other income (expense)	(410)	(5,501)	(969)	(7,045)
Income from real estate dispositions, net	$27,589	$16,245	$53,774	$34,895

As noted previously, we will retain a 50% interest in the Joint Venture Transaction; however, such interest has not been factored into the summary of operations above.

Leasing Operations

At June 30, 2018, leases on 14 Ernest facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto facilities are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Minimum lease payments receivable	$2,207,355	$2,294,081
Estimated residual values	434,769	448,339
Less: Unearned income	(1,953,697)	(2,043,693)
Net investment in direct financing leases	$688,427	$698,727

On March 15, 2018, we entered into a new lease agreement of our long-term acute care facility in Boise, Idaho (the “Boise Lease”) with a joint venture formed by Vibra and Ernest. The new lease has an initial 15-year fixed term (ending March 2033) with three extension options of five years each. With this transaction, we incurred a non-cash charge of $1.5 million to write-off DFL unbilled interest associated with the previous lease to Ernest on this property.

Adeptus Health

As noted in previous filings, we have 16 properties that are transitioning away from Adeptus Health in stages over a two year period as part of Adeptus Health’s confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. On January 1, 2018 and April 1, 2018, Adeptus Health vacated and stopped making rent payments on five and three properties, respectively.  Another seven properties will be transitioned away from Adeptus Health on October 1, 2018, with the remaining property on October 1, 2019. During the transition period, Adeptus Health has and will continue to make lease payments.  As a result of the shortening of our lease term on these properties, we recorded a $3.9 million charge to accelerate the amortization of the straight-line rent receivables in the first half of 2018. At June 30, 2018, our investment in these 16 facilities approximates 1% of our total assets. Although no assurances can be made that we will not recognize a loss in the future, we believe at June 30, 2018 that our plans to sell or re-lease these 16 transition facilities will not result in any material loss or impairment.

At June 30, 2018, excluding the 16 transition properties, we have 21 properties leased to Adeptus Health representing $131.3 million or 1.4% of our total assets.  During the last fifteen months, we have re-tenanted 22 properties with an investment of $172.1 million to strong credit worthy operators including:

1)	Three Louisiana freestanding emergency facilities to Ochsner Clinic Foundation (“Ochsner”) on April 4, 2017;
2)	11 Colorado freestanding emergency facilities to UCHealth on December 1, 2017; and
3)	Eight Arizona facilities to Dignity Health on June 8, 2018.

Through June 30, 2018, all rent has been paid on these facilities, and we have only incurred a $0.5 million charge to-date related to the write-off of straight-line rent receivables on the facilities re-tenanted to Ochsner in 2017.

Gilbert and Florence Facilities

In the first quarter of 2018, we terminated the lease at our Gilbert and Florence, Arizona facilities due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge of $1.1 million to reserve against the straight-line rent receivables in February 2018. On April 25, 2018, this former tenant filed for involuntary bankruptcy. At June 30, 2018, all outstanding receivables were completely reserved.  Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert and Florence facilities of $37.8 million at June 30, 2018, is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2018	As of December 31, 2017
Mortgage loans	$1,686,866	$1,778,316
Acquisition loans	118,290	118,448
Working capital and other loans	29,565	31,761
	$1,834,721	$1,928,525

The decrease in mortgage loans relates to the use of two Steward mortgage loans to fund our acquisition of the related fee simple real estate of two facilities on June 27, 2018 – see “Acquisitions” of this Note 3 for further information. This decrease was partially offset by the new mortgage loans made on the St. Joseph property on March 1, 2018 and as part of the Vibra disposal transaction on June 4, 2018 – see “Disposals” of this Note 3 for further information.

Our non-mortgage loans typically consist of loans to our tenants for acquisitions and working capital purposes. At June 30, 2018, acquisition loans includes $113.6 million in loans to Ernest.

Concentrations of Credit Risk

Our revenue concentration for the six months ended June 30, 2018 as compared to the prior year is as follows (dollars in thousands):

Revenue by Operator

	For the Six Months Ended June 30,
	2018		2017
Operators	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Steward (1)	$147,868	36.3%	$72,518	22.4%
Prime	63,590	15.6%	63,059	19.5%
MEDIAN	57,289	14.1%	47,744	14.8%
Ernest	34,542	8.5%	35,269	10.9%
RCCH	20,414	5.0%	19,632	6.1%
Other operators	83,245	20.5%	84,982	26.3%
Total	$406,948	100.0%	$323,204	100.0%
(1)	Includes revenue from IASIS prior to being acquired by Steward on September 29, 2017.

Revenue by U.S. State and Country

	For the Six Months Ended June 30,
	2018		2017
U.S. States and Other Countries	Total Revenue	Percentage of Total Revenue	Total Revenue	Percentage of Total Revenue
Texas	$60,361	14.8%	$49,851	15.4%
Massachusetts	54,433	13.4%	53,159	16.5%
Utah	41,734	10.3%	5,057	1.6%
California	29,422	7.2%	33,123	10.3%
Arizona	23,286	5.7%	15,542	4.8%
All other states	121,307	29.8%	109,875	33.9%
Total U.S.	$330,543	81.2%	$266,607	82.5%
Germany	$74,176	18.2%	$54,576	16.9%
United Kingdom, Italy, and Spain	2,229	0.6%	2,021	0.6%
Total International	$76,405	18.8%	$56,597	17.5%
Grand Total	$406,948	100.0%	$323,204	100.0%

On an individual property basis, we had no investment of any single property greater than 4% of our total assets as of June 30, 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2018	As of December 31, 2017
Revolving credit facility(A)	$835,848	$840,810
Term loan	200,000	200,000
4.000% Senior Unsecured Notes due 2022(B)	584,200	600,250
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	584,200	600,250
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,904,248	$4,941,310
Debt issue costs, net	(39,987)	(42,643)
	$4,864,261	$4,898,667

(A)	Includes £12 million and £8 million of GBP-denominated borrowings that reflect the exchange rate at June 30, 2018 and December 31, 2017, respectively.
(B)	These notes are Euro-denominated and reflect the exchange rate at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$—
2019	—
2020	—
2021	835,848
2022	784,200
Thereafter	3,284,200
Total	$4,904,248

2017 Activity

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

With the replacement of our old credit facility, the redemption of the 5.750% Senior Unsecured Notes due 2020, and the payoff of our €200 million euro term loan, we incurred a debt refinancing charge of approximately $14 million in the first six months of 2017.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At June 30, 2018, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2018, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 5.6 million shares) of our common stock, resulting in net proceeds of approximately $548 million, after deducting offering expenses.

MPT Operating Partnership, L.P.

At June 30, 2018, the Company has a 99.92% ownership interest in the Operating Partnership with the remainder owned by two other partners, which are employees.

During the six months ended June 30, 2017, the Operating Partnership issued approximately 43.1 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan for which 1,690,590 million shares remain available for future stock awards as of June 30, 2018. Share-based compensation expense totaled $6.7 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	June 30, 2018		December 31, 2017
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$85,181	$84,292	$78,970	$78,028
Loans (1)	1,605,355	1,627,579	1,698,471	1,722,101
Debt, net	(4,864,261)	(4,889,856)	(4,898,667)	(5,073,707)
(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At June 30, 2018, these amounts were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Equity investments and other loans	110,672	117,666	Other loans/other assets
	$225,672	$232,666

Our mortgage and other loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecast assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs include use of a capitalization rate, discount rate (which is based on a weighted average cost of capital), and market interest rates, and our unobservable input includes an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at June 30, 2018.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(60)
- 100 basis points	60

Because the fair value of the Ernest investments noted above is below our original cost, we recognized an unrealized loss during the first half of 2018. No unrealized gain/loss on the Ernest investments was recorded in the first half of 2017.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2018	2017
Numerator:
Net income	$112,017	$73,796
Non-controlling interests’ share in net income	(450)	(381)
Participating securities’ share in earnings	(323)	(100)
Net income, less participating securities’ share in earnings	$111,244	$73,315
Denominator:
Basic weighted-average common shares	364,897	349,856
Dilutive potential common shares	644	463
Dilutive weighted-average common shares	365,541	350,319

	For the Six Months Ended June 30,
	2018	2017
Numerator:
Net income	$203,060	$141,981
Non-controlling interests’ share in net income	(892)	(596)
Participating securities’ share in earnings	(518)	(225)
Net income, less participating securities’ share in earnings	$201,650	$141,160
Denominator:
Basic weighted-average common shares	364,889	335,456
Dilutive potential common shares	553	415
Dilutive weighted-average common shares	365,442	335,871

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2018	2017
Numerator:
Net income	$112,017	$73,796
Non-controlling interests’ share in net income	(450)	(381)
Participating securities’ share in earnings	(323)	(100)
Net income, less participating securities’ share in earnings	$111,244	$73,315
Denominator:
Basic weighted-average units	364,897	349,856
Dilutive potential units	644	463
Diluted weighted-average units	365,541	350,319

	For the Six Months Ended June 30,
	2018	2017
Numerator:
Net income	$203,060	$141,981
Non-controlling interests’ share in net income	(892)	(596)
Participating securities’ share in earnings	(518)	(225)
Net income, less participating securities’ share in earnings	$201,650	$141,160
Denominator:
Basic weighted-average units	364,889	335,456
Dilutive potential units	553	415
Diluted weighted-average units	365,442	335,871

9. Commitments and Contingencies

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

On June 6, 2018, we entered into a definitive agreement to acquire four rehabilitation hospitals in Germany for a purchase price of approximately €23 million (including real estate transfer taxes). Upon closing, these facilities will be leased to affiliates of MEDIAN, pursuant to a new 27-year master lease with annual escalators at the greater of one percent or 70% of the change in German CPI. We expect to complete this transaction during the third quarter of 2018.

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

Forward-Looking Statements.

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•	U.S. (both national and local) and European (in particular Germany, the United Kingdom, Spain and Italy) political, economic, business, real estate, and other market conditions;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks, such as our ability to repay, refinance, restructure, or extend our indebtedness as it becomes due;
•	the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof may not be satisfied;
•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	U.S. (both federal and state) and European (in particular Germany, the United Kingdom, Spain and Italy) healthcare and other regulatory requirements; and
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
•

our ability to obtain equity or debt financing (including joint venture financing arrangements) on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, our ability to refinance existing debt and our future interest expense; and

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2017 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2018, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. We have operated as a REIT since 2004. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries, the proceeds of which are typically used for acquisitions and working capital. Finally, from time to time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses.

At June 30, 2018, our portfolio consisted of 272 properties leased or loaned to 31 operators, of which three are under development and 13 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2018	% of Total	As of December 31, 2017	% of Total
Real estate owned (gross)	$6,575,893	73.4%	$6,595,252	73.1%
Mortgage loans	1,686,866	18.8%	1,778,316	19.7%
Other loans	147,855	1.7%	150,209	1.7%
Construction in progress	47,620	0.5%	47,695	0.5%
Other assets	498,590	5.6%	448,816	5.0%
Total assets (1)	$8,956,824	100.0%	$9,020,288	100.0%

(1)	Includes $1.9 billion and $1.8 billion of healthcare real estate assets in Europe at June 30, 2018 and December 31, 2017, respectively.

The following is our revenue by operating type (dollar amounts in thousands):

	For the Three Months Ended June 30, 2018	% of Total	For the Three Months Ended June 30, 2017	% of Total
General Acute Care Hospitals (1)	$147,246	72.9%	$114,942	68.9%
Rehabilitation Hospitals	49,850	24.7%	41,065	24.6%
Long-term Acute Care Hospitals	4,806	2.4%	10,800	6.5%
Total revenues	$201,902	100.0%	$166,807	100.0%

	For the Six Months Ended June 30, 2018	% of Total	For the Six Months Ended June 30, 2017	% of Total
General Acute Care Hospitals (1)	$293,043	72.0%	$222,068	68.7%
Rehabilitation Hospitals	100,009	24.6%	79,344	24.6%
Long-term Acute Care Hospitals	13,896	3.4%	21,792	6.7%
Total revenues	$406,948	100.0%	$323,204	100.0%

(1)	Includes three medical office buildings.

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017

Net income for the three months ended June 30, 2018, was $111.6 million, compared to $73.4 million for the three months ended June 30, 2017. This increase is primarily due to additional revenue from the Steward and MEDIAN investments that were made in 2017, along with the $24.2 million gain on the sale of the three properties (operated by Vibra) in June 2018. This increase is partially offset by incremental interest expense and depreciation expense, due primarily to the 2017 investments. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $129.9 million, or $0.36 per diluted share for the 2018 second quarter as compared to $113.6 million, or $0.32 per diluted share for the 2017 second quarter. This 14.3% increase in FFO is due to the increase in revenue from acquisitions made in 2017 (primarily our Steward investments), partially offset by higher interest expense to fund such investments.

A comparison of revenues for the three month periods ended June 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018	% of Total	2017	% of Total	Year over Year Change
Rent billed	$122,827	60.8%	$103,447	62.0%	18.7%
Straight-line rent	15,073	7.5%	16,277	9.8%	-7.4%
Income from direct financing leases	18,934	9.4%	18,312	11.0%	3.4%
Interest and fee income from loans	45,068	22.3%	28,771	17.2%	56.6%
Total revenues	$201,902	100.0%	$166,807	100.0%	21.0%

Our total revenue for the 2018 second quarter is up $35.1 million, or 21.0%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $18.2 million over the prior year of which $22.9 million is from incremental revenue from acquisitions (primarily the Steward and MEDIAN acquisitions in 2017), $0.8 million is incremental revenue from development properties that were completed and placed into service after June 2017, and approximately $2.4 million is from favorable foreign currency fluctuations. These increases are partially offset by $0.6 million of lower revenue related to dispositions and $6.2 million of higher straight-line rent write-offs in 2018 related to Vibra and Adeptus Health.

•

Income from direct financing leases – increased slightly over the prior year primarily due to $0.3 million from annual escalations of rental rates in accordance with provisions in our leases and $0.7 million of incremental revenue from acquisitions made after June 2017. The increase was partially offset by the decrease of $0.4 million of DFL unbilled interest no longer recorded on the Boise Lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture in the 2018 first quarter - see Note 3 to Item 1 of this Form 10-Q for details.

•

Interest from loans – up $16.3 million over the prior year of which $0.4 million is from our annual escalations in interest rates in accordance with loan provisions and $15.9 million is from incremental revenue from the new Steward mortgage loans made after June 2017.

Interest expense, for the quarters ended June 30, 2018 and 2017, totaled $58.1 million and $39.7 million, respectively. This increase is primarily related to the higher average debt balance during the 2018 second quarter compared to the prior year second quarter in order to fund our acquisition activity in the second half of 2017 and approximately $0.8 million relates to foreign currency fluctuation. This impact on interest expense is partially offset by slightly lower weighted-average interest rates period over period due to certain refinancing activities in our debt during 2017. Our weighted-average interest rate was 4.5% for the three months ended June 30, 2018, as compared to 4.6% in the same period in 2017.

Real estate depreciation and amortization during the second quarter of 2018 increased to $34.5 million from $29.5 million in 2017, due to the incremental depreciation from the facilities acquired (particularly the Steward facilities acquired in the 2017 third quarter) and the development properties completed in 2017 and the first half of 2018.

General and administrative expenses totaled $19.6 million for the 2018 second quarter, which is a $4.5 million increase from the prior year second quarter. As noted in our 2018 first quarter Form 10-Q, general and administrative expenses are higher in 2018 due to our adoption of the new accounting standard on asset acquisitions (ASU 2017-01). Excluding the $1.5 million of higher expense due to the accounting change, general and administrative expenses represented approximately 9.0% of revenue in the 2018 second quarter, which is consistent with 2017. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $3.0 million from the prior year second quarter due to travel and compensation expenses, which are up as a result of the growth and expansion of our company.

Acquisition costs decreased $10.4 million from the prior year. The $10.8 million of acquisition costs in 2017 primarily related to the MEDIAN transactions along with deals completed subsequent to June 2017. In regards to the 2018 second quarter, all third party transaction costs directly related to acquisitions are now capitalized due to the adoption of ASU 2017-01. However, we did incur $0.4 million in the current period related to the settlement of a contingency involving an acquisition that occurred prior to the adoption of ASU 2017-01.

During the three months ended June 30, 2018, we sold three of our long-term acute care hospitals (operated by Vibra) at a gain of $24.2 million. We had no disposals in the 2017 second quarter. See Note 3 to Item 1 of this Form 10-Q for further details.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended June 30, 2018 reflects an increase over the prior year due to an increase in financial taxable income from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S. and certain of our international net deferred tax assets at June 30, 2018. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

Six Months Ended June 30, 2018 Compared to June 30, 2017

Net income for the six months ended June 30, 2018, was $202.2 million, compared to $141.4 million for the six months ended June 30, 2017. This increase is primarily due to additional revenue from the Steward and MEDIAN investments that were made in 2017, no debt refinancing charges in 2018 compared to $14.4 million in the 2017 first half, and $18.2 million of higher gains on sales of real estate in 2018 versus 2017. This increase is partially offset by increased interest expense from higher average outstanding debt balances to fund new investments in 2017 and higher depreciation expenses from investments made in 2017. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $261.4 million, or $0.71 per diluted share for the first six months of 2018 as compared to $219.6 million, or $0.65 per diluted share for the first six months of 2017. This 19.1% increase in FFO is due to the increase in revenue from acquisitions and completed development projects made in 2017 (primarily our Steward investments).

A comparison of revenues for the six month periods ended June 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018	% of Total	2017	% of Total	Year over Year Change
Rent billed	$250,838	61.6%	$200,210	61.9%	25.3%
Straight-line rent	30,864	7.6%	29,056	9.0%	6.2%
Income from direct financing leases	36,615	9.0%	36,192	11.2%	1.2%
Interest and fee income from loans	88,631	21.8%	57,746	17.9%	53.5%
Total revenues	$406,948	100.0%	$323,204	100.0%	25.9%

Our total revenue for the first six months of 2018 is up $83.7 million, or 25.9%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $52.4 million over the prior year of which $56.5 million is from incremental revenue from acquisitions (primarily the Steward and MEDIAN acquisitions in 2017), $2.0 million is incremental revenue from development properties that were completed and placed into service in 2017 and 2018, and approximately $6.6 million is from favorable foreign currency fluctuations. These increases are partially offset by $1.9 million of lower revenue related to dispositions and $9.7 million of higher straight-line rent write-offs.

•

Income from direct financing leases – increased slightly over the prior year primarily due to $0.5 million from annual escalations of rental rates in accordance with provisions in our leases and $1.9 million from incremental revenue from acquisitions made after June 2017. The impact was almost completely offset by the write-off of $1.5 million of DFL unbilled interest on the Boise Lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture discussed in Note 3 to Item 1 of this Form 10-Q.

•

Interest from loans – up $30.9 million over the prior year of which $30.0 million is from incremental revenue from the new Steward mortgage loans made in 2017 and 2018, and $0.9 million is from our annual escalations in interest rates in accordance with loan provisions.

Interest expense, for the six months ended June 30, 2018 and 2017, totaled $115.1 million and $77.7 million, respectively. This increase is primarily related to the higher average debt balance during the first six months of 2018 compared to the first six months of 2017 in order to fund our 2017 acquisition activity and approximately $2.1 million relates to foreign currency fluctuation. The impact on interest expense is partially offset by slightly lower weighted average interest rates period over period due to certain refinancing activities in our debt during 2017. Our weighted-average interest rate was 4.5% for the six months ended June 30, 2018, as compared to 4.6% in the same period in 2017.

Real estate depreciation and amortization during the first six months of 2018 increased to $70.3 million from $57.1 million in the same period of 2017, due to the incremental depreciation from the facilities acquired (particularly the Steward and MEDIAN facilities acquired in 2017) and the development properties completed in 2017 and 2018.

General and administrative expenses totaled $37.4 million for the first six months of 2018, which is a $9.1 million increase from the prior year. As noted previously, general and administrative expenses were higher during the first six months of 2018 due to our adoption of ASU 2017-01. Excluding the $3.1 million of higher expense due to the accounting change, general and administrative expenses represented 8.4% of revenue in the first half of 2018, which was lower than 8.7% in 2017. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $6 million from the prior year due to travel and compensation expenses, which are up as a result of the growth and expansion of our company.

Acquisition costs decreased $13.2 million from the prior year. The acquisition costs in 2017 primarily related to the MEDIAN transaction along with deals completed subsequent to June 2017. In regards to the first six months of 2018, all third party transaction costs directly related to acquisitions are now capitalized due to the adoption of ASU 2017-01 as noted previously.  However, we did incur $0.4 million in the current period related to the settlement of a contingency involving an acquisition that occurred prior to the adoption of ASU 2017-01.

During the six months ended June 30, 2018, we sold one acute care property (operated by Steward) and three long-term acute care properties (operated by Vibra) at a gain of $25.6 million. In the 2017 first half, we sold one RCCH property resulting in a $7.4 million gain. See Note 3 to Item 1 of this Form 10-Q for further details.

In the first half of 2017, we incurred $14.4 million of debt refinancing costs related to various debt refinancing activities as disclosed in Note 4 to Item 1 of this Form 10-Q. We did not have any similar charges during the first six months of 2018.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the six months ended June 30, 2018, reflects an increase from prior year due to an increase in financial taxable income from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S. and certain of our international net deferred tax assets at June 30, 2018. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
FFO information:
Net income attributable to MPT common stockholders	$111,567	$73,415	$202,168	$141,385
Participating securities’ share in earnings	(323)	(100)	(518)	(225)
Net income, less participating securities’ share in earnings	$111,244	$73,315	$201,650	$141,160
Depreciation and amortization	35,156	30,027	71,673	58,126
Gain on sale of real estate, net	(24,151)	—	(25,618)	(7,413)
Funds from operations	$122,249	$103,342	$247,705	$191,873
Write-off of straight-line rent and other	7,235	—	13,294	1,117
Debt refinancing costs	—	751	—	14,380
Acquisition costs, net of tax benefit	411	9,539	411	12,184
Normalized funds from operations	$129,895	$113,632	$261,410	$219,554
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.30	$0.21	$0.55	$0.42
Depreciation and amortization	0.10	0.08	0.20	0.17
Gain on sale of real estate, net	(0.07)	—	(0.07)	(0.02)
Funds from operations	$0.33	$0.29	$0.68	$0.57
Write-off of straight-line rent and other	0.03	—	0.03	—
Debt refinancing costs	—	—	—	0.04
Acquisition costs, net of tax benefit	—	0.03	—	0.04
Normalized funds from operations	$0.36	$0.32	$0.71	$0.65

LIQUIDITY AND CAPITAL RESOURCES

2018 Cash Flow Activity

During the first half of 2018, we generated $196.5 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $180.8 million and certain investing and financing activities (including a $4.6 million reduction in our revolving credit facility).

Certain investing activities in the first half of 2018 included:

a)	Generated $221.9 million of cash proceeds from the sale of properties;
b)	Completed $167.9 million in mortgage loans;
c)	Funded approximately $23 million on development and capital improvement projects; and
d)	Purchased two facilities operated by Steward for $273.7 million by reducing the $259.4 million mortgage.

As disclosed in Note 3 to Item 1 of this Form 10-Q, we expect to close on a joint venture involving 71 properties in Germany in the 2018 third quarter with a total valuation of €1.635 billion. In preparation of this joint venture, we issued new secured debt on these properties resulting in gross proceeds of €655 million on August 3, 2018, which we expect to use to reduce our revolver balance.

2017 Cash Flow Activity

During the first half of 2017, we generated $154.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $151.7 million and certain investing activities.

Certain investing and financing activities in the first half of 2017 included:

a)	On February 1, 2017, we replaced our credit facility with a new facility resulting in a $50 million reduction in our U.S. dollar term loan and a new €200 million term loan;
b)	On March 4, 2017, we redeemed our 5.750% Senior Unsecured Notes due 2020 for €200 million plus a redemption premium using proceeds from our €200 million term loan and cash on-hand;
c)

On March 24, 2017, we completed a €500 million senior unsecured notes offering and used a portion of the proceeds to pay off our €200 million term loan, and used the remaining proceeds to acquire 12 facilities leased to MEDIAN for €146.4 million;

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

Short-term Liquidity Requirements:

As of June 30, 2018, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At August 3, 2018, our availability under our revolving credit facility plus cash on-hand (factoring in the secured debt issued on August 3, 2018 in anticipation of the joint venture) approximated $1.3 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market equity program is sufficient to fund our operations, interest obligations, our firm commitments (including expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

We expect to lower our outstanding borrowings on our revolving credit facility and improve our leverage metrics during 2018 with the completion of the joint venture arrangement discussed above and completing strategic property sales. However, no assurance can be made that such transactions will be available to us or that our plans will be successful.

Long-term Liquidity Requirements:

As of June 30, 2018, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). With our liquidity at August 3, 2018 of approximately $1.3 billion, along with our current monthly cash receipts from rent and loan interest and the availability under our at-the-market equity program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including expected funding requirements on our development projects) for the foreseeable future.

However, in order to fund our investment strategies and to fund debt maturities coming due in later years, we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•

entering into joint venture arrangements (including the joint venture we expect to close in the 2018 third quarter that is expected to generate approximately €500 million in addition to the €655 million secured debt gross proceeds on August 3, 2018);

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

As of June 30, 2018, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$—
2019	—
2020	—
2021	835,848
2022	784,200
Thereafter	3,284,200
Total	$4,904,248

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for changes to our operating lease commitments as updated in our Form 10-Q for the quarter ended March 31, 2018, there have been no significant changes in those obligations during the six months ended June 30, 2018.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2018:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2018, our outstanding debt totaled $4.9 billion, which consisted of fixed-rate debt of approximately $3.9 billion and variable rate debt of $1.0 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2018 would decrease by $10.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.0 billion, the balance of such variable rate debt at June 30, 2018.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2018 and on an annualized basis, if the euro exchange rate were to change by 5%, our net income and FFO would change by approximately $3.2 million and $5.0 million, respectively. Based solely on operating results to-date in 2018 and on an annualized basis, if the British pound exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and $0.2 million, respectively.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 9 “Commitments and Contingencies” of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

10.1*	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding S.à r.l. and MPT RHM Holdco S.à r.l.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant's current report on Form 8-K, filed with the Commission on May 25, 2018.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2018