Form 10-Q
period 2018-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2018-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, Medical Properties Trust, Inc. had 364,941,199 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2018 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,926,462	$5,944,220
Mortgage loans	1,428,069	1,778,316
Net investment in direct financing leases	690,897	698,727
Gross investment in real estate assets	7,045,428	8,421,263
Accumulated depreciation and amortization	(432,279)	(455,712)
Net investment in real estate assets	6,613,149	7,965,551
Cash and cash equivalents	710,965	171,472
Interest and rent receivables	87,939	78,970
Straight-line rent receivables	195,329	185,592
Other loans	482,453	150,209
Other assets	684,681	468,494
Total Assets	$8,774,516	$9,020,288
Liabilities and Equity
Liabilities
Debt, net	$4,043,849	$4,898,667
Accounts payable and accrued expenses	202,033	211,188
Deferred revenue	11,162	18,178
Lease deposits and other obligations to tenants	30,964	57,050
Total liabilities	4,288,008	5,185,083
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	-	-
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 364,858 shares at September 30, 2018 and 364,424 shares at December 31, 2017	365	364
Additional paid-in capital	4,343,768	4,333,027
Retained earnings (deficit)	179,703	(485,932)
Accumulated other comprehensive loss	(50,569)	(26,049)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	4,472,490	3,820,633
Non-controlling interests	14,018	14,572
Total equity	4,486,508	3,835,205
Total Liabilities and Equity	$8,774,516	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Rent billed	$118,238	$110,930	$369,076	$311,140
Straight-line rent	18,293	17,505	49,157	46,561
Income from direct financing leases	18,998	19,115	55,613	55,307
Interest and fee income	41,467	29,030	130,098	86,776
Total revenues	196,996	176,580	603,944	499,784
Expenses
Interest	57,215	42,759	172,364	120,498
Real estate depreciation and amortization	29,949	31,915	100,217	88,994
Property-related	2,719	1,519	6,823	4,000
General and administrative	20,982	15,011	58,352	43,287
Acquisition costs	506	7,434	917	20,996
Total expenses	111,371	98,638	338,673	277,775
Other income (expense)
Gain on sale of real estate and other, net	647,204	18	672,822	7,431
Debt refinancing costs	-	(4,414)	-	(18,794)
Other	5,711	3,865	6,245	8,999
Total other income (expense)	652,915	(531)	679,067	(2,364)

Income before income tax	738,540	77,411	944,338	219,645
Income tax expense	(2,064)	(530)	(4,802)	(783)

Net income	736,476	76,881	939,536	218,862
Net income attributable to non-controlling interests	(442)	(417)	(1,334)	(1,013)
Net income attributable to MPT common stockholders	$736,034	$76,464	$938,202	$217,849

Earnings per common share — basic
Net income attributable to MPT common stockholders	$2.01	$0.21	$2.56	$0.63

Earnings per common share — diluted
Net income attributable to MPT common stockholders	$2.00	$0.21	$2.56	$0.63

Weighted average shares outstanding — basic	365,024	364,315	364,934	345,076
Weighted average shares outstanding — diluted	366,467	365,046	365,784	345,596

Dividends declared per common share	$0.25	$0.24	$0.75	$0.72

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$736,476	$76,881	$939,536	$218,862
Other comprehensive income:
Foreign currency translation (loss) gain	(8,216)	17,426	(24,520)	57,738
Total comprehensive income	728,260	94,307	915,016	276,600
Comprehensive income attributable to non-controlling interests	(442)	(417)	(1,334)	(1,013)
Comprehensive income attributable to MPT common stockholders	$727,818	$93,890	$913,682	$275,587

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$939,536	$218,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,508	93,805
Amortization of deferred financing costs and debt discount	5,543	4,748
Direct financing lease interest accretion	(7,213)	(7,276)
Straight-line rent revenue	(64,840)	(47,678)
Share-based compensation	11,695	7,148
Gain from sale of real estate and other, net	(672,822)	(7,431)
Straight-line rent and other write-off	17,615	1,117
Debt refinancing costs	-	18,794
Other adjustments	(21,354)	(7,140)
Changes in:
Interest and rent receivables	(10,158)	(14,613)
Accounts payable and accrued expenses	(5,387)	(40,378)
Net cash provided by operating activities	299,123	219,958
Investing activities
Cash paid for acquisitions and other related investments	(1,166,618)	(2,152,069)
Net proceeds from sale of real estate	1,513,666	64,362
Principal received on loans receivable	531,772	6,760
Investment in loans receivable	(174,494)	(18,574)
Construction in progress and other	(32,425)	(52,953)
Other investments, net	(63,080)	(73,982)
Net cash provided by (used for) investing activities	608,821	(2,226,456)
Financing activities
Proceeds from term debt	759,735	2,355,280
Payments of term debt	-	(688,221)
Revolving credit facilities, net	(818,116)	155,089
Distributions paid	(272,360)	(239,211)
Lease deposits and other obligations to tenants	(25,511)	(8,346)
Proceeds from sale of common shares, net of offering costs	-	548,055
Other financing activities	(3,106)	(27,167)
Net cash (used for) provided by financing activities	(359,358)	2,095,479
Increase in cash, cash equivalents and restricted cash for period	548,586	88,981
Effect of exchange rate changes	(8,313)	15,136
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$712,520	$188,999
Interest paid	$175,715	$131,708
Supplemental schedule of non-cash financing activities:
Distributions declared, not paid	$91,547	$87,519
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$710,965	$188,224
Restricted cash, included in Other assets	1,555	775
	$712,520	$188,999

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$4,926,462	$5,944,220
Mortgage loans	1,428,069	1,778,316
Net investment in direct financing leases	690,897	698,727
Gross investment in real estate assets	7,045,428	8,421,263
Accumulated depreciation and amortization	(432,279)	(455,712)
Net investment in real estate assets	6,613,149	7,965,551
Cash and cash equivalents	710,965	171,472
Interest and rent receivables	87,939	78,970
Straight-line rent receivables	195,329	185,592
Other loans	482,453	150,209
Other assets	684,681	468,494
Total Assets	$8,774,516	$9,020,288
Liabilities and Capital
Liabilities
Debt, net	$4,043,849	$4,898,667
Accounts payable and accrued expenses	110,155	121,465
Deferred revenue	11,162	18,178
Lease deposits and other obligations to tenants	30,964	57,050
Payable due to Medical Properties Trust, Inc.	91,488	89,333
Total liabilities	4,287,618	5,184,693
Capital
General Partner — issued and outstanding — 3,648 units at September 30, 2018 and 3,644 units at December 31, 2017	45,261	38,489
Limited Partners:
Common units — issued and outstanding — 361,210 units at September 30, 2018 and 360,780 units at December 31, 2017	4,478,188	3,808,583
LTIP units — issued and outstanding — 232 units at September 30, 2018 and 292 units at December 31, 2017	-	-
Accumulated other comprehensive loss	(50,569)	(26,049)
Total MPT Operating Partnership, L.P. Capital	4,472,880	3,821,023
Non-controlling interests	14,018	14,572
Total capital	4,486,898	3,835,595
Total Liabilities and Capital	$8,774,516	$9,020,288

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2018	2017	2018	2017
Revenues
Rent billed	$118,238	$110,930	$369,076	$311,140
Straight-line rent	18,293	17,505	49,157	46,561
Income from direct financing leases	18,998	19,115	55,613	55,307
Interest and fee income	41,467	29,030	130,098	86,776
Total revenues	196,996	176,580	603,944	499,784
Expenses
Interest	57,215	42,759	172,364	120,498
Real estate depreciation and amortization	29,949	31,915	100,217	88,994
Property-related	2,719	1,519	6,823	4,000
General and administrative	20,982	15,011	58,352	43,287
Acquisition costs	506	7,434	917	20,996
Total expenses	111,371	98,638	338,673	277,775
Other income (expense)
Gain on sale of real estate and other, net	647,204	18	672,822	7,431
Debt refinancing costs	-	(4,414)	-	(18,794)
Other	5,711	3,865	6,245	8,999
Total other income (expense)	652,915	(531)	679,067	(2,364)

Income before income tax	738,540	77,411	944,338	219,645
Income tax expense	(2,064)	(530)	(4,802)	(783)

Net income	736,476	76,881	939,536	218,862
Net income attributable to non-controlling interests	(442)	(417)	(1,334)	(1,013)
Net income attributable to MPT Operating Partnership partners	$736,034	$76,464	$938,202	$217,849

Earnings per unit — basic
Net income attributable to MPT Operating Partnership partners	$2.01	$0.21	$2.56	$0.63

Earnings per unit — diluted
Net income attributable to MPT Operating Partnership partners	$2.00	$0.21	$2.56	$0.63

Weighted average units outstanding — basic	365,024	364,315	364,934	345,076
Weighted average units outstanding — diluted	366,467	365,046	365,784	345,596

Dividends declared per unit	$0.25	$0.24	$0.75	$0.72

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$736,476	$76,881	$939,536	$218,862
Other comprehensive income:
Foreign currency translation (loss) gain	(8,216)	17,426	(24,520)	57,738
Total comprehensive income	728,260	94,307	915,016	276,600
Comprehensive income attributable to non-controlling interests	(442)	(417)	(1,334)	(1,013)
Comprehensive income attributable to MPT Operating Partnership partners	$727,818	$93,890	$913,682	$275,587

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$939,536	$218,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,508	93,805
Amortization of deferred financing costs and debt discount	5,543	4,748
Direct financing lease interest accretion	(7,213)	(7,276)
Straight-line rent revenue	(64,840)	(47,678)
Unit-based compensation	11,695	7,148
Gain from sale of real estate and other, net	(672,822)	(7,431)
Straight-line rent and other write-off	17,615	1,117
Debt refinancing costs	-	18,794
Other adjustments	(21,354)	(7,140)
Changes in:
Interest and rent receivables	(10,158)	(14,613)
Accounts payable and accrued expenses	(5,387)	(40,378)
Net cash provided by operating activities	299,123	219,958
Investing activities
Cash paid for acquisitions and other related investments	(1,166,618)	(2,152,069)
Net proceeds from sale of real estate	1,513,666	64,362
Principal received on loans receivable	531,772	6,760
Investment in loans receivable	(174,494)	(18,574)
Construction in progress and other	(32,425)	(52,953)
Other investments, net	(63,080)	(73,982)
Net cash provided by (used for) investing activities	608,821	(2,226,456)
Financing activities
Proceeds from term debt	759,735	2,355,280
Payments of term debt	-	(688,221)
Revolving credit facilities, net	(818,116)	155,089
Distributions paid	(272,360)	(239,211)
Lease deposits and other obligations to tenants	(25,511)	(8,346)
Proceeds from sale of units, net of offering costs	-	548,055
Other financing activities	(3,106)	(27,167)
Net cash (used for) provided by financing activities	(359,358)	2,095,479
Increase in cash, cash equivalents and restricted cash for period	548,586	88,981
Effect of exchange rate changes	(8,313)	15,136
Cash, cash equivalents and restricted cash at beginning of period	172,247	84,882
Cash, cash equivalents and restricted cash at end of period	$712,520	$188,999
Interest paid	$175,715	$131,708
Supplemental schedule of non-cash financing activities:
Distributions declared, not paid	$91,547	$87,519
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240
Restricted cash, included in Other assets	775	1,642
	$172,247	$84,882
End of period:
Cash and cash equivalents	$710,965	$188,224
Restricted cash, included in Other assets	1,555	775
	$712,520	$188,999

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

We have operated as a real estate investment trust (“REIT”) since 2004. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to local taxes; however, we do not expect to incur additional taxes in the U.S. as such real estate related income currently flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, surgery centers, centers for treatment of specific conditions, such as cardiac, pulmonary, cancer, and neurological hospitals, and other healthcare-oriented facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. Our properties are located in the U.S. and Europe.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and as updated in our Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. There have been no material changes to these significant accounting policies.

Recent Accounting Developments:

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), allowing companies to record a cumulative adjustment to retained earnings in the period of adoption rather than requiring the restatement of prior periods.

We will adopt this new standard on January 1, 2019. We are continuing to evaluate this standard and the impact to us from both a lessor and lessee perspective. We do have leases in which we are the lessee, including ground leases, on which certain of our facilities reside, along with corporate office and equipment leases. Although we do not expect any change in the current operating lease classification of these leases, we will record a right-of-use asset and a lease liability on our balance sheet upon adoption of this standard, with any difference recorded as a cumulative adjustment in equity. From a lessor perspective, we do not expect any change in the current classification and accounting of our existing leases. However, we do expect certain non-lease components (such as certain operating expenses that we pay and our tenants reimburse us for pursuant to our “triple-net” leases) to be recorded gross versus net of the respective expenses upon adoption of this standard in 2019 in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. For those operating expenses that our tenants pay directly to third parties pursuant to our leases, we will continue to present on a net basis.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At September 30, 2018, we had loans to and/or equity investments in certain variable interest entities (“VIEs”), which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at September 30, 2018 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Loans, net	$329,340	Mortgage and other loans	$228,960
Equity investments	$14,616	Other assets	$-

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

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of September 30, 2018, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

See Note 3, Note 7 and Note 10 for additional description of the nature, purpose and activities of our more significant VIEs and interests therein, including Ernest Health Inc. (“Ernest”), which makes up $329 million of the maximum loss exposure above at September 30, 2018.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Assets Acquired
Land and land improvements	$57,452	$220,864
Building	467,164	928,687
Intangible lease assets — subject to amortization (weighted average useful life 27.8 years for 2018 and 27.2 years for 2017)	60,277	162,946
Net investments in direct financing leases	-	40,450
Other loans	336,458	-
Mortgage loans	-	700,000
Equity investments	245,267	100,000
Liabilities assumed	-	(878)
Total assets acquired	$1,166,618	$2,152,069
Loans repaid	(525,426)	-
Total net assets acquired	$641,192	$2,152,069

2018 Activity

Joint Venture Transaction

On August 31, 2018, we completed a joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”) pursuant to which we contributed 71 of our post-acute hospitals in Germany, with an aggregate fair value of €1.635 billion, for a 50% interest, while Primotop contributed cash for its 50% interest in the joint venture. As part of the transaction, we received an aggregate amount of approximately €1.14 billion, from the proceeds of the cash contributed by Primotop and the secured debt financing placed on the joint venture’s real estate (as more fully discussed in Note 4), and we recognized an approximate €500 million gain on sale. Our interest in the joint venture is made up of a 50% equity investment valued at approximately €211 million (included in “Other assets” on the condensed consolidated balance sheets), which is being accounted for under the equity method of accounting, and a €290 million shareholder loan (with terms identical to Primotop’s shareholder loan).

Other Transactions

On August 31, 2018, we acquired an acute care facility in Pasco, Washington for $17.5 million. The property is leased to RCCH Healthcare Partners (“RCCH”), pursuant to the existing long-term master lease entered into with RCCH in April 2016.

On August 28, 2018, we acquired three inpatient rehabilitation hospitals in Germany for €17.3 million (including real estate transfer taxes). These hospitals are part of a four-hospital portfolio that we agreed to purchase for an aggregate amount of €23 million (including real estate transfer taxes). The final property is expected to close in the fourth quarter of 2018. The properties are leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”), pursuant to a new 27-year master lease with annual escalators at the greater of 1% or 70% of the change in German consumer price index (“CPI”).

During the second and third quarters of 2018, we acquired the fee simple real estate of four general acute care hospitals, three of which are located in Massachusetts and one located in Texas, from Steward Health Care System LLC (“Steward”) in exchange for the reduction of $525.4 million of mortgage loans made to Steward in October 2016 and March 2018, along with additional cash consideration. These properties are being leased to Steward pursuant to the original master lease from October 2016 that had an initial 15-year term with three five-year extension options, plus CPI increases.

2017 Activity

Steward Transactions

On September 29, 2017, we acquired from IASIS Healthcare LLC (“IASIS”) a portfolio of ten acute care hospitals and one behavioral health facility, along with ancillary land and buildings, that are located in Arizona, Utah, Texas, and Arkansas. The portfolio is now operated by Steward, which separately completed its acquisition of IASIS on September 29, 2017. Our investment in the portfolio included the acquisition of eight acute care hospitals and one behavioral health facility for approximately $700 million, the origination of $700 million in mortgage loans on two acute care hospitals, and a $100 million minority equity contribution in Steward, for a combined investment of approximately $1.5 billion. The nine facilities acquired are being leased to Steward pursuant to the original long-term master lease agreement entered into in October 2016. The initial term, extension options, and interest rate of the mortgage loans are substantially similar to the initial term, renewal options, and lease rate of the master lease.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million. These facilities are leased to Steward, pursuant to the original long-term master lease entered into in October 2016.

MEDIAN Transactions

During the third quarter of 2017, we acquired two rehabilitation hospitals in Germany for an aggregate purchase price of €39.2 million, in addition to 11 rehabilitation hospitals in Germany that we acquired in the second quarter of 2017 for an aggregate purchase price of €127 million. These 13 properties are leased to MEDIAN, pursuant to a third master lease that has a fixed term ending in August 2043 with annual escalators at the greater of 1% or 70% of the change in German CPI. These acquisitions are the final properties of the portfolio of 20 properties in Germany that we agreed to acquire in July 2016 for €215.7 million, of which seven properties totaling €49.5 million closed in December 2016.

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million. This property is leased to MEDIAN pursuant to the original master lease agreement effective in 2015 and expiring December 2042 with annual escalators at the greater of 1% or 70% of the change in German CPI.

On January 30, 2017, we acquired an inpatient rehabilitation hospital in Germany for €8.4 million. This acquisition was the final property to close as part of the six hospital portfolio that we agreed to acquire in September 2016 for an aggregate amount of €44.1 million.  This property is leased to MEDIAN, pursuant to the original long-term master lease agreement reached with MEDIAN in 2015 and as described above.

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

Development Activities

During the first nine months of 2018, we completed the construction on Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms similar to the original master lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2018	Estimated Rent Commencement Date
Circle Health (Birmingham, England)	$44,228	$24,113	1Q 2019
Circle Health Rehabilitation (Birmingham, England)	21,973	5,304	3Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	30,379	1Q 2020
	$179,669	$59,796

Disposals

2018 Activity

On August 31, 2018, we completed the previously described joint venture arrangement with Primotop, in which we contributed the real estate of 71 of our post-acute hospitals in Germany, with a fair value of approximately €1.635 billion, resulting in a gain of approximately €500 million.  See “Acquisitions” in this Note 3 for further details on this transaction.

On August 31, 2018, we sold a general acute care hospital located in Houston, Texas that was leased and operated by North Cypress for $148 million.  The transaction resulted in a gain on sale of $102.4 million, which was partially offset by a net $2.5 million non-cash charge to revenue to write-off related straight-line rent receivables.

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

On March 1, 2018, we sold the real estate of St. Joseph Medical Center in Houston, Texas, for approximately $148 million to Steward. In return, we received a mortgage loan equal to the purchase price, with such loan secured by the underlying real estate. The mortgage loan had terms consistent with the other mortgage loans in the Steward portfolio. This transaction resulted in a gain of $1.5 million, offset by a $1.7 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

2017 Activity

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to RCCH. Total proceeds from this transaction were approximately $64 million, resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

Summary of Operations for Disposed Assets in 2018

The properties sold during 2018 do not meet the definition of discontinued operations.  However, the following represents the operating results from these properties (excluding the St. Joseph sale in March 2018) for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues(1)	$20,115	$35,846	$88,838	$95,320
Real estate depreciation and amortization(2)	(237)	(8,786)	(15,849)	(23,092)
Property-related expenses	(265)	(388)	(531)	(394)
Other(3)	692,362	(3,303)	715,246	(11,211)
Income from real estate dispositions, net	$711,975	$23,369	$787,704	$60,623

(1)	Includes $2.5 million and $7.6 million of straight-line rent and other write-offs associated with the disposal transactions for the three and nine months ended September 30, 2018, respectively.
(2)	Lower in 2018 as we stopped depreciation on properties once deemed held for sale, such as with the 71 properties on June 30, 2018.
(3)	Includes $695.2 million of gains on sale for the three months ended September 30, 2018 and $719.4 million for the nine months ended September 30, 2018.

Leasing Operations

At September 30, 2018, leases on 14 Ernest facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto facilities are accounted for as direct financing leases (“DFLs”). The components of our net investment in DFLs consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Minimum lease payments receivable	$2,190,840	$2,294,081
Estimated residual values	434,769	448,339
Less: Unearned income	(1,934,712)	(2,043,693)
Net investment in direct financing leases	$690,897	$698,727

On March 15, 2018, we entered into a new lease agreement of our long-term acute care facility in Boise, Idaho with a joint venture formed by Vibra and Ernest. The new lease has an initial 15-year fixed term (ending March 2033) with three extension options of five years each. With this transaction, we incurred a non-cash charge of $1.5 million to write-off DFL unbilled interest associated with the previous lease to Ernest on this property.

Adeptus Health – Transition Properties

As noted in previous filings, we have 16 properties transitioning away from Adeptus Health in stages over a two year period as part of Adeptus Health’s confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. Through October 1, 2018, Adeptus Health vacated and stopped making rent payments on 15 properties. As a result of the shortening of our lease term on these properties, we recorded a $4 million charge to accelerate the amortization of the straight-line rent receivables in the first nine months of 2018. The final property will be transitioned away from Adeptus Health on October 1, 2019.

In August and early October 2018, we re-leased three of the vacant facilities in the Houston market and five in the San Antonio market, respectively, at rates consistent with that of the previous Adeptus Health lease.  At September 30, 2018, our investment in the remaining eight transition facilities (that have not been re-leased) approximates less than 1% of our total assets. Although we expect to re-tenant and/or sell the remaining eight facilities in the near future, we lowered the carrying value of the seven remaining vacant facilities by $18 million to fair value in the three months ended September 30, 2018, based on market data received during the 2018 third quarter.

Gilbert and Florence Facilities

In the first quarter of 2018, we terminated the lease at our Gilbert and Florence, Arizona facilities due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge of $1.1 million to reserve against the straight-line rent receivables in February 2018. On April 25, 2018, this former tenant filed for involuntary bankruptcy. At September 30, 2018, all outstanding receivables were completely reserved.  Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert and Florence facilities of $37.5 million or 0.4% of total assets at September 30, 2018, is fully recoverable.

Alecto Healthcare facilities

At September 30, 2018, we own four acute care facilities that are leased to Alecto and have a mortgage loan on a fifth property.  Our total investment in these properties is approximately 1% of our total assets.  Through October 2018, Alecto is current on its rent and interest obligations to us.  However, we have seen continued softening in their markets through the 2018 third quarter, which could impact their ability to meet future obligations to us.  Thus, in the 2018 third quarter, we lowered the carrying value of the four owned properties by $30 million to fair value.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2018	As of December 31, 2017
Mortgage loans	$1,428,069	$1,778,316
Acquisition loans	117,376	118,448
Working capital and other loans	365,077	31,761
	$1,910,522	$1,928,525

The decrease in mortgage loans relates to the use of four Steward mortgage loans to fund our acquisition of the related fee simple real estate of the four facilities during 2018, while the increase to working capital and other loans primarily relates to our €290 million shareholder loan to the joint venture with Primotop – see “Acquisitions” in this Note 3 for further information. At September 30, 2018, acquisition loans includes $113.3 million in loans to Ernest; however, as described in Note 10, the full Ernest acquisition loan balance was repaid on October 4, 2018.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities if needed, with more effective operators:

1)	Facility concentration – At September 30, 2018, we had no investment of any single property greater than 4% of our total assets, which is consistent with December 31, 2017.
2)

Operator concentration – For the nine months ended September 30, 2018, revenue from Steward, Prime, MEDIAN, and Ernest represented 37%, 16%, 16% and 9%, respectively. In comparison, these operators represented 23%, 19%, 15% and 11%, respectively, for the first nine months of 2017.

3)

Geographic concentration – At September 30, 2018, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets, which is consistent with December 31, 2017.

4)

Facility type concentration – For the nine months ended September 30, 2018, approximately 72% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 24% and 4%, respectively. These percentages are similar to those for the first nine months of 2017.

4. Debt

The following is a summary of our debt (in thousands):

	As of September 30, 2018	As of December 31, 2017
Revolving credit facility(A)	$22,153	$840,810
Term loan	200,000	200,000
4.000% Senior Unsecured Notes due 2022(B)	580,200	600,250
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	580,200	600,250
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,082,553	$4,941,310
Debt issue costs, net	(38,704)	(42,643)
	$4,043,849	$4,898,667

(A)	Includes £17 million and £8 million of GBP-denominated borrowings that reflect the exchange rate at September 30, 2018 and December 31, 2017, respectively.
(B)	These notes are Euro-denominated and reflect the exchange rate at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$-
2019	-
2020	-
2021	22,153
2022	780,200
Thereafter	3,280,200
Total	$4,082,553

2018 Activity

In preparation of the joint venture with Primotop described under “Acquisitions” in Note 3, we issued secured debt on August 3, 2018, resulting in gross proceeds of €655 million.  Subsequently, on August 31, 2018, the secured debt was contributed along with the related real estate of 71 properties to form the joint venture. Provisions of the secured debt include a term of seven years and a swapped fixed rate of approximately 2.3%.

2017 Activity

On February 1, 2017, we replaced our previous unsecured credit facility with a new revolving credit and term loan agreement (“Credit Facility”). The Credit Facility includes a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility ($50 million lower than the previous term loan), and a new €200 million unsecured term loan facility.

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

On September 7, 2017, we completed a $1.4 billion senior unsecured notes offering (“5.000% Senior Unsecured Notes due 2027”). We used a portion of the net proceeds from the 5.000% Senior Unsecured Notes due 2027 offering to redeem the $350 million aggregate principal amount of our 6.375% Senior Unsecured Notes due 2022 on October 7, 2017.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At September 30, 2018, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2018, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 5.6 million shares) of our common stock, resulting in net proceeds of approximately $548 million, after deducting offering expenses.

MPT Operating Partnership, L.P.

At September 30, 2018, the Company has a 99.92% ownership interest in the Operating Partnership with the remainder owned by two other partners, who are employees.

During the nine months ended September 30, 2017, the Operating Partnership issued approximately 43.1 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan, out of which 1,697,002 shares remain available for future stock awards as of September 30, 2018. Share-based compensation expense totaled $11.7 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	September 30, 2018		December 31, 2017
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$87,939	$87,067	$78,970	$78,028
Loans (1)	1,681,562	1,700,346	1,698,471	1,722,101
Debt, net	(4,043,849)	(4,087,207)	(4,898,667)	(5,073,707)

(1)	Excludes loans related to Ernest since they are recorded at fair value and discussed below.

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

At September 30, 2018, these amounts were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans
Equity investment and other loans	108,373	117,260	Other loans/other assets
	$223,373	$232,260

Our equity investment and other loans with Ernest are recorded at fair value using a Level 1 input based on the proceeds of the October 4, 2018 transaction in which such equity investment was sold and such loans were repaid, as more fully described in Note 10 to this Form 10-Q.  Our mortgage loans are recorded at fair value based on Level 2 inputs by discounting the estimated future cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.  Because the fair value of the Ernest investments noted above is below our original cost, we recognized an unrealized loss during the nine months of 2018. No unrealized gain/loss on the Ernest investments was recorded in the first nine months of 2017.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$736,476	$76,881
Non-controlling interests’ share in net income	(442)	(417)
Participating securities’ share in earnings	(290)	(82)
Net income, less participating securities’ share in earnings	$735,744	$76,382
Denominator:
Basic weighted-average common shares	365,024	364,315
Dilutive potential common shares	1,443	731
Dilutive weighted-average common shares	366,467	365,046

	For the Nine Months Ended September 30,
	2018	2017
Numerator:
Net income	$939,536	$218,862
Non-controlling interests’ share in net income	(1,334)	(1,013)
Participating securities’ share in earnings	(808)	(307)
Net income, less participating securities’ share in earnings	$937,394	$217,542
Denominator:
Basic weighted-average common shares	364,934	345,076
Dilutive potential common shares	850	520
Dilutive weighted-average common shares	365,784	345,596

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$736,476	$76,881
Non-controlling interests’ share in net income	(442)	(417)
Participating securities’ share in earnings	(290)	(82)
Net income, less participating securities’ share in earnings	$735,744	$76,382
Denominator:
Basic weighted-average units	365,024	364,315
Dilutive potential units	1,443	731
Diluted weighted-average units	366,467	365,046

	For the Nine Months Ended September 30,
	2018	2017
Numerator:
Net income	$939,536	$218,862
Non-controlling interests’ share in net income	(1,334)	(1,013)
Participating securities’ share in earnings	(808)	(307)
Net income, less participating securities’ share in earnings	$937,394	$217,542
Denominator:
Basic weighted-average units	364,934	345,076
Dilutive potential units	850	520
Diluted weighted-average units	365,784	345,596

9. Commitments and Contingencies

Commitments

On June 6, 2018, we entered into a definitive agreement to acquire four rehabilitation hospitals in Germany for a purchase price of approximately €23 million (including real estate transfer taxes). We have closed on three of the facilities during the third quarter of 2018, with the remaining facility expected to close in the fourth quarter of 2018 for approximately €5.8 million (including real estate transfer taxes).  See Note 3 “Acquisitions” for more details on this transaction.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Subsequent Events

On October 4, 2018, we finalized a recapitalization agreement to sell our investment in the operations of Ernest Health Holdings, LLC and be repaid for our outstanding acquisition loans, working capital loans, and any unpaid interest.  Total proceeds received from this transaction approximated $176 million.  We will retain ownership of the real estate and secured mortgage loans of our Ernest properties.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2017 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2018, there were no material changes to these policies.

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

At September 30, 2018, our portfolio consisted of 275 properties leased or loaned to 29 operators, of which three are under development and 11 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2018	% of Total	As of December 31, 2017	% of Total
Real estate owned (gross)	$5,557,563	63.3%	$6,595,252	73.1%
Mortgage loans	1,428,069	16.3%	1,778,316	19.7%
Other loans	482,453	5.5%	150,209	1.7%
Construction in progress	59,796	0.7%	47,695	0.5%
Other assets	1,246,635	14.2%	448,816	5.0%
Total assets	$8,774,516	100.0%	$9,020,288	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Form 10-Q), our concentration as of September 30, 2018 as compared to December 31, 2017 is as follows (dollars in thousands):

Pro Forma Gross Assets by Operator

	As of September 30, 2018		As of December 31, 2017
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$3,621,660	37.8%	$3,457,384	36.5%
Prime	1,123,350	11.7%	1,119,484	11.8%
MEDIAN	1,091,987	11.4%	1,229,325	13.0%
RCCH	506,267	5.3%	506,265	5.3%
Ernest	499,335	5.2%	629,161	6.6%
Other operators	1,692,041	17.6%	2,089,934	22.1%
Other assets	1,052,186	11.0%	444,659	4.7%
Total	$9,586,826	100.0%	$9,476,212	100.0%

Pro Forma Gross Assets by U.S. State and Country

	As of September 30, 2018		As of December 31, 2017
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Massachusetts	$1,378,535	14.4%	$1,297,226	13.7%
Texas	1,109,034	11.6%	1,257,390	13.3%
Utah	1,026,296	10.7%	1,035,501	10.9%
California	522,756	5.5%	542,876	5.7%
Arizona	479,582	5.0%	491,284	5.2%
All other states	2,614,526	27.1%	2,618,536	27.6%
Other domestic assets	497,916	5.2%	387,050	4.1%
Total U.S.	$7,628,645	79.5%	$7,629,863	80.5%
Germany	$1,182,318	12.3%	$1,581,726	16.7%
United Kingdom, Italy, and Spain	221,593	2.4%	207,014	2.2%
Other international assets	554,270	5.8%	57,609	0.6%
Total International	$1,958,181	20.5%	$1,846,349	19.5%
Grand Total	$9,586,826	100.0%	$9,476,212	100.0%

On an individual property basis, we had no investment of any single property greater than 4% of our total pro forma gross assets as of September 30, 2018.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Form 10-Q), concentration for the nine months ended September 30, 2018 as compared to the prior year is as follows (dollars in thousands):

Adjusted Revenue by Operator

	For the Nine Months Ended September 30,
	2018		2017
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward (1)	$225,989	36.6%	$114,776	23.0%
MEDIAN	99,924	16.2%	73,793	14.8%
Prime	95,439	15.5%	94,644	18.9%
Ernest	52,752	8.5%	53,007	10.6%
RCCH	31,484	5.1%	30,668	6.1%
Other operators	112,104	18.1%	132,896	26.6%
Total	$617,692	100.0%	$499,784	100.0%
(1)	Includes revenue from IASIS prior to being acquired by Steward on September 29, 2017.

Adjusted Revenue by U.S. State and Country

	For the Nine Months Ended September 30,
	2018		2017
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Texas	$87,588	14.2%	$74,489	14.9%
Massachusetts	85,054	13.8%	79,741	16.0%
Utah	62,598	10.1%	7,999	1.6%
California	45,326	7.3%	49,681	9.9%
Arizona	35,204	5.7%	23,902	4.8%
All other states	184,091	29.8%	172,363	34.5%
Total U.S.	$499,861	80.9%	$408,175	81.7%
Germany	$106,198	17.2%	$88,525	17.7%
United Kingdom, Italy, and Spain	11,633	1.9%	3,084	0.6%
Total International	$117,831	19.1%	$91,609	18.3%
Grand Total	$617,692	100.0%	$499,784	100.0%

Adjusted Revenue by Facility Type

	For the Nine Months Ended September 30,
	2018		2017
	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$449,445	72.8%	$341,640	68.4%
Rehabilitation hospitals	145,442	23.5%	125,829	25.2%
Long-term acute care hospitals	22,805	3.7%	32,315	6.4%
Total revenues	$617,692	100.0%	$499,784	100.0%

Results of Operations

Three Months Ended September 30, 2018 Compared to September 30, 2017

Net income for the three months ended September 30, 2018, was $736 million, compared to $76.5 million for the three months ended September 30, 2017. This increase is primarily due to the $695.2 million gain on the sale of real estate in the 2018 third quarter from the joint venture transaction with Primotop and North Cypress disposal described in Note 3 to Item 1 of this Form 10-Q, along with additional revenue from the Steward and MEDIAN investments that were made at the end of 2017. This increase is partially offset by the $48 million adjustment to lower the carrying value of certain real estate to fair value in 2018 as described in Note 3 to Item 1 of this Form 10-Q, along with incremental interest expense and depreciation expense due primarily to the 2017 investments. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $127.2 million for the 2018 third quarter as compared to $120.6 million for the 2017 third quarter. This 5.5% increase in FFO is due to the increase in revenue from acquisitions made in 2017 (primarily our Steward and MEDIAN investments), partially offset by higher interest expense to fund such investments.

A comparison of revenues for the three month periods ended September 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018	% of Total	2017	% of Total	Year over Year Change
Rent billed	$118,238	60.0%	$110,930	62.8%	6.6%
Straight-line rent	18,293	9.3%	17,505	9.9%	4.5%
Income from direct financing leases	18,998	9.7%	19,115	10.8%	-0.6%
Interest and fee income	41,467	21.0%	29,030	16.5%	42.8%
Total revenues	$196,996	100.0%	$176,580	100.0%	11.6%

Our total revenue for the 2018 third quarter is up $20.4 million, or 11.6%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $8.1 million over the prior year, of which $18.7 million is from incremental revenue from acquisitions (primarily the Steward and MEDIAN acquisitions in 2017) and $8.1 million is from rent recorded on the new Steward leases that converted from mortgage loans in 2018. These increases are partially offset by approximately $11 million of lower revenue as a result of the joint venture transaction with Primotop as more fully described in Note 3 to Item 1 of this Form 10-Q, approximately $3 million of lower revenue related to dispositions, approximately $4 million of higher straight-line rent write-offs in 2018 related to North Cypress and Adeptus Health, and approximately $0.3 million is from unfavorable foreign currency fluctuations.

•

Income from direct financing leases – remained relatively flat over the prior year primarily due to $0.3 million from annual escalations of rental rates in accordance with provisions in our leases. The increase was offset by the decrease of DFL unbilled interest no longer recorded on the Boise lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture in the 2018 first quarter - see Note 3 to Item 1 of this Form 10-Q for details.

•

Interest and fee income – up $12.4 million over the prior year of which $17.1 million is from incremental revenue from new loans (primarily the $700 million Steward mortgage loans in 2017), $0.4 million is from our annual escalations in interest rates in accordance with loan provisions. These increases are partially offset by $5.4 million of lower interest revenue related to loans converted to fee simple assets in 2018.

Interest expense, for the quarters ended September 30, 2018 and 2017, totaled $57.2 million and $42.8 million, respectively. This increase is primarily related to the higher average debt balance during the 2018 third quarter compared to the prior year third quarter in order to fund our investment activity in the last half of 2017 and in 2018 along with approximately $2 million of interest expense representing one month of interest on the secured debt placed in advance of the joint venture transaction with Primotop - see Note 4 to Item 1 of this Form 10-Q for additional information. This impact on interest expense is partially offset by slightly lower weighted-average interest rates period over period due to certain refinancing activities in our debt during 2017. Our weighted-average interest rate was 4.5% for the three months ended September 30, 2018, as compared to 4.6% in the same period in 2017.

Real estate depreciation and amortization during the third quarter of 2018 decreased to $29.9 million from $31.9 million in 2017, due to the 71 facilities sold on August 31, 2018 as part of the joint venture transaction with Primotop.  These assets were classified as held for sale as of June 30, 2018, so no depreciation expense was recognized for the 2018 third quarter.

General and administrative expenses totaled $21 million for the 2018 third quarter, which is a $6 million increase from the prior year third quarter. As noted in our 2018 first and second quarter Form 10-Qs, general and administrative expenses are higher in 2018 due to our adoption of the new accounting standard on asset acquisitions (ASU 2017-01). Excluding the $1.4 million of higher expense due to the accounting change, general and administrative expenses represented approximately 9.9% of revenue in the 2018 third quarter. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $4.5 million from the prior year third quarter due to travel and compensation expenses, which are up as a result of the growth and expansion of our company.

Acquisition costs decreased $6.9 million from the prior year. The $7.4 million of acquisition costs in 2017 primarily related to the Steward and MEDIAN transactions along with deals completed subsequent to September 2017. In regards to the 2018 third quarter, all third party transaction costs directly related to acquisitions are now capitalized due to the adoption of ASU 2017-01. However, we did incur $0.5 million in the current period related to the settlement of a contingency involving an acquisition that occurred prior to the adoption of ASU 2017-01.

During the three months ended September 30, 2018, we completed the joint venture transaction with Primotop (as more fully described in Note 3 to Item 1 of this Form 10-Q), in which we sold 71 inpatient rehabilitation hospitals by way of a joint venture arrangement, as well as one general acute care hospital located in Texas, resulting in a total gain of $695.2 million. This gain was partially offset by a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus Health facilities and four of our Alecto facilities – see Note 3 to Item 1 of this Form 10-Q for further details.

During the 2017 third quarter, we incurred $4.4 million of debt refinancing charges primarily related to structuring and underwriting fees associated with the termination of the short-term loan commitment entered into in anticipation of the 2017 Steward acquisition.  There were no debt refinancing charges in the 2018 third quarter.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the three months ended September 30, 2018 reflects an increase over the prior year due to an increase in financial taxable income from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance should continue to be recorded against the majority of our U.S. and certain of our international net deferred tax assets at September 30, 2018. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods.  For example, on October 4, 2018, we sold the Ernest Health equity investment held by our TRS. Due to the sale, it is possible the TRS will have sufficient sources of future taxable income to realize the federal and state deferred tax assets.  This would result in a reversal of the valuation allowance on the TRS of $6.8 million in the fourth quarter of 2018.

Nine Months Ended September 30, 2018 Compared to September 30, 2017

Net income for the nine months ended September 30, 2018, was $938.2 million, compared to $217.8 million for the nine months ended September 30, 2017. This increase is primarily due to the $720.8 million gain on the sale of real estate recognized in the first nine months of 2018 from the disposal of five properties and the joint venture transaction with Primotop described in Note 3 to Item 1 of this Form 10-Q, along with additional revenue from the Steward and MEDIAN investments that were made in 2017. This increase is partially offset by increased interest expense from higher average outstanding debt balances to fund new investments in 2017, higher depreciation expense from investments made in 2017, and the $48 million adjustment to lower the carrying value of certain real estate to fair value. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $388.6 million for the first nine months of 2018 as compared to $340.1 million for the first nine months of 2017. This 14.2% increase in FFO is due to the increase in revenue from acquisitions and completed development projects made in 2017 (primarily our Steward and MEDIAN investments), partially offset by higher interest expense to fund such investments.

A comparison of revenues for the nine month periods ended September 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018	% of Total	2017	% of Total	Year over Year Change
Rent billed	$369,076	61.1%	$311,140	62.3%	18.6%
Straight-line rent	49,157	8.1%	46,561	9.3%	5.6%
Income from direct financing leases	55,613	9.2%	55,307	11.1%	0.6%
Interest and fee income	130,098	21.6%	86,776	17.3%	49.9%
Total revenues	$603,944	100.0%	$499,784	100.0%	20.8%

Our total revenue for the first nine months of 2018 is up $104.2 million, or 20.8%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $60.5 million over the prior year of which $78 million is from incremental revenue from acquisitions primarily due to the Steward and MEDIAN acquisitions in 2017 and the first nine months of 2018, $8.1 million is from rent recorded on the new Steward leases that converted from mortgage loans in 2018, $5 million is incremental revenue from capital additions, and approximately $6.6 million is from favorable foreign currency fluctuations. These increases are partially offset by approximately $11 million of lower revenue related to the joint venture transaction with Primotop as more fully described in Note 3 to Item 1 of this Form 10-Q, approximately $13 million of lower revenue related to dispositions, and approximately $13 million of higher straight-line rent write-offs in 2018.

•

Income from direct financing leases – increased slightly over the prior year, of which $1.9 million is from incremental revenue from acquisitions made in 2017 and $0.8 million is from annual escalations of rental rates in accordance with provisions in our leases. The impact was partially offset by the write-off of $1.5 million of DFL unbilled interest and the loss of $0.9 million of DFL unbilled interest on the Boise lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture discussed in Note 3 to Item 1 of this Form 10-Q.

•

Interest and fee income – up $43.3 million over the prior year of which $47.2 million is primarily from incremental revenue from the new Steward mortgage loans made in 2017 and 2018, and $1 million is from our annual escalations in interest rates in accordance with loan provisions. These increases are partially offset by $5.4 million of lower interest revenue related to the Steward mortgage loans that converted to operating leases in 2018.

Interest expense, for the nine months ended September 30, 2018 and 2017, totaled $172.4 million and $120.5 million, respectively. This increase is primarily related to the higher average debt balance during the first nine months of 2018 compared to the first nine months of 2017 in order to fund our 2017 acquisition activity. The impact on interest expense is partially offset by slightly lower weighted average interest rates period over period due to certain refinancing activities in our debt during 2017. Our weighted-average interest rate was 4.5% for the nine months ended September 30, 2018, as compared to 4.6% in the same period in 2017.

Real estate depreciation and amortization during the first nine months of 2018 increased to $100.2 million from $89.0 million in the same period of 2017, due to the incremental depreciation from the facilities acquired (particularly the Steward and MEDIAN facilities acquired in 2017) and the development properties completed in 2017 and 2018.

General and administrative expenses totaled $58.4 million for the first nine months of 2018, which is a $15.1 million increase from the prior year. As noted previously, general and administrative expenses were higher during the first nine months of 2018 due to our adoption of ASU 2017-01. Excluding the $4.5 million of higher expense due to the accounting change, general and administrative expenses represented 8.9% of revenue in the first nine months of 2018, which was in line with the 8.7% in 2017. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $10.6 million from the prior year due to travel and compensation expenses, which are up as a result of the growth and expansion of our company.

Acquisition costs decreased $20 million from the prior year. The acquisition costs in 2017 primarily related to the MEDIAN transaction along with deals completed subsequent to September 2017. In regards to the first nine months of 2018, all third party transaction costs directly related to acquisitions are now capitalized due to the adoption of ASU 2017-01 as noted previously.  However, we did incur $0.9 million in the current period related to the settlement of contingencies involving acquisitions that occurred prior to the adoption of ASU 2017-01.

During the nine months ended September 30, 2018, we sold one acute care property (operated by Steward), three long-term acute care properties (operated by Vibra), 71 inpatient rehabilitation hospitals (operated by MEDIAN) by way of a joint venture arrangement, and one general acute care hospital located in Texas (operated by North Cypress), resulting in a total net gain of $720.8 million. This gain was partially offset by a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus Health facilities and four of our Alecto facilities – see Note 3 to Item 1 of this Form 10-Q for further details. In the first nine months of 2017, we sold one RCCH property resulting in a $7.4 million gain.

In the first nine months of  2017, we incurred $18.8 million of debt refinancing costs related to various debt refinancing activities as disclosed in Note 4 to Item 1 of this Form 10-Q. We did not have any similar charges during the first nine months of 2018.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The income tax expense for the nine months ended September 30, 2018, reflects an increase from prior year due to an increase in financial taxable income from our international investments.  See quarter-over-quarter comparison for additional information about income taxes including related valuation allowances.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
FFO information:
Net income attributable to MPT common stockholders	$736,034	$76,464	$938,202	$217,849
Participating securities’ share in earnings	(290)	(82)	(808)	(307)
Net income, less participating securities’ share in earnings	$735,744	$76,382	$937,394	$217,542
Depreciation and amortization	32,641	32,618	104,314	90,744
Gain on sale of real estate and other, net	(647,204)	(18)	(672,822)	(7,431)
Funds from operations	$121,181	$108,982	$368,886	$300,855
Write-off of straight-line rent and other	4,321	-	17,615	1,117
Debt refinancing costs	-	4,414	-	18,794
Acquisition and other transaction costs, net of tax benefit	1,661	7,166	2,072	19,350
Normalized funds from operations	$127,163	$120,562	$388,573	$340,116
Per diluted share data:
Net income, less participating securities’ share in earnings	$2.00	$0.21	$2.56	$0.63
Depreciation and amortization	0.09	0.09	0.29	0.26
Gain on sale of real estate and other, net	(1.76)	-	(1.84)	(0.02)
Funds from operations	$0.33	$0.30	$1.01	$0.87
Write-off of straight-line rent and other	0.01	-	0.04	-
Debt refinancing costs	-	0.01	-	0.05
Acquisition and other transaction costs, net of tax benefit	0.01	0.02	0.01	0.06
Normalized funds from operations	$0.35	$0.33	$1.06	$0.98

Pro Forma Gross Assets

Pro forma total gross assets is total assets before accumulated depreciation/amortization, assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects are fully funded, assumes cash on hand is fully used in these transactions and includes our pro rata portion of gross assets in joint venture arrangements. We believe total gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Total Assets	$8,774,516	$9,020,288
Add:
Binding real estate commitments on new investments(1)	7,897	17,500
Unfunded amounts on development deals and commenced capital improvement projects(2)	208,497	154,184
Accumulated depreciation and amortization	432,279	455,712
Incremental gross assets of our joint ventures(3)	380,031	-
Less:
Cash and cash equivalents	(216,394)	(171,472)
Total Pro Forma Gross Assets	$9,586,826	$9,476,212

(1)	The 2018 column reflects a commitment to acquire a facility in Germany post September 30, 2018; while, the 2017 column includes a facility in Washington that ultimately closed in 2018.
(2)

Includes $119.9 million and $137.4 million of unfunded amounts on ongoing development projects and $88.6 million and $16.8 million unfunded amounts on capital improvement projects and development projects that have commenced rent, as of September 30, 2018 and December 31, 2017, respectively.

(3)	Adjustment needed to reflect our share of our joint venture's gross assets.

Adjusted Revenue

Adjusted revenue is total revenues adjusted for our pro rata portion of similar revenues in our joint venture arrangements. We believe adjusted revenue is useful to investors as it provides a more complete view of revenue across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenue (in thousands):

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Total revenues	$603,944	$499,784
Revenue from properties owned through joint venture arrangements	13,748	-
Total adjusted revenue	$617,692	$499,784

LIQUIDITY AND CAPITAL RESOURCES

2018 Cash Flow Activity

During the nine months ended September 30, 2018, we generated $299.1 million of cash flows from operating activities, primarily consisting of rent and interest from mortgages and other loans.  We used these operating cash flows along with cash on-hand to fund our dividends of $272.4 million and certain investing and financing activities.

Certain investing and financing activities in the first nine months of 2018 included:

a)

Generated $2.3 billion of cash proceeds from the joint venture transaction with Primotop (which included the disposal of 71 inpatient rehabilitation hospitals in Germany and issuance of secured debt) and the sale of five other acute care and long-term acute care properties. Approximately $580 million was reinvested in the joint venture with Primotop in the form of an equity interest and shareholder loan;

b)	Funded the acquisition of one property in Pasco, Washington for $17.5 million and three properties in Germany for €17.3 million;
c)	Originated $174.5 million in mortgage loans;
d)	Funded approximately $91.5 million for development and capital improvement projects;
e)	Acquired four facilities operated by Steward by converting the $525.4 million in mortgage loans on the same properties plus cash consideration; and
f)	We used the net cash received from the joint venture transaction with Primotop to reduce our revolver by approximately $820 million during the nine months ended September 30, 2018.

2017 Cash Flow Activity

During the nine months ended September 30, 2017, we generated $220 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $239.2 million and certain investing activities.

Certain investing and financing activities in the first nine months of 2017 included:

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

Short-term Liquidity Requirements:

As of September 30, 2018, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At November 2, 2018, our availability under our revolving credit facility plus cash on-hand approximated $2 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest and availability under our at-the-market equity program is sufficient to fund our operations, interest obligations, our firm commitments (including expected funding requirements on our development projects), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of September 30, 2018, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). With our liquidity at November 2, 2018 of approximately $2 billion, along with our current monthly cash receipts from rent and loan interest and the availability under our at-the-market equity program, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and firm commitments (including expected funding requirements on our development projects) for the foreseeable future.

However, in order to fund debt maturities coming due in 2022 and later years, we may need additional capital, and we believe the following sources of capital are generally available in the market, which we may access one or a combination of them:

•	sale of equity securities;
•	amending or entering into new bank term loans;
•	issuance of new USD or EUR denominated debt securities, including senior unsecured notes;
•	proceeds from strategic property sales; and/or
•	placing new secured loans on real estate located in the U.S. and/or Europe.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of September 30, 2018, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2018	$-
2019	-
2020	-
2021	22,153
2022	780,200
Thereafter	3,280,200
Total	$4,082,553

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for changes to our operating lease commitments as updated in our Form 10-Q for the quarter ended March 31, 2018, there have been no significant changes in those obligations during the nine months ended September 30, 2018.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2018:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2018, our outstanding debt totaled $4.1 billion, which consisted of fixed-rate debt of approximately $3.9 billion and variable rate debt of $222 million. If market interest rates increase by 1%, the fair value of our debt at September 30, 2018 would decrease by $9.6 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $222 million, the balance of such variable rate debt at September 30, 2018.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on annualizing the operating results for the third quarter of 2018 and excluding the gain on sale of real estate as part of the joint venture transaction with Primotop, if the euro exchange rate were to change by 5%, our net income and FFO would change by approximately $2 million and $2.8 million, respectively. Based solely on annualizing the operating results for the third quarter of 2018, if the British pound exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and less than $0.2 million, respectively.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)*	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding S.à r.l. and MPT RHM Holdco S.à r.l.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrants' Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 9, 2018