Form 10-K
period 2018-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2019-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Medical Properties Trust, Inc.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

MPT Operating Partnership, L.P.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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

Medical Properties Trust, Inc.    Yes  ☐        No  ☒                MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the 362,344,450 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant was $5,087,316,078 based upon the last reported sale price of $14.04 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 22, 2019, 381,077,933 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2018, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to acquire, develop, and/or manage additional facilities in the United States (“U.S.”), Europe, or other foreign locations (such as Australia);
•	availability of suitable facilities to acquire or develop;
•	our ability to enter into, and the terms of, our prospective leases and loans;
•	our ability to raise additional funds through offerings of debt and equity securities, joint venture arrangements, and/or property disposals;
•	our ability to obtain future financing arrangements;
•	estimates relating to, and our ability to pay, future distributions;
•	our ability to service our debt and comply with all of our debt covenants;
•	our ability to compete in the marketplace;
•	lease rates and interest rates;
•	market trends;
•	projected capital expenditures; and
•	the impact of technology on our facilities, operations and business.

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

•

the political, economic, business, real estate, and other market conditions of the U.S. (both national and local), Europe (in particular Germany, the United Kingdom, Spain and Italy), and other foreign jurisdictions;

•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•

the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the Healthscope Ltd. (“Healthscope”) transaction described in Note 13 to Item 8 of this Annual Report on Form 10-K) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in tax laws in the U.S., Europe or any other foreign jurisdictions;
•	healthcare and other regulatory requirements of the U.S. (both federal and state), Europe (in particular Germany, the United Kingdom, Spain and Italy), and other foreign countries; and
•

U.S. national and local economic conditions, as well as conditions in Europe, Australia and any other foreign jurisdictions where we own or will own healthcare facilities, which may have a negative effect on the following, among other things:

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

At December 31, 2018 and 2017, our total assets were made up of the following (dollars in thousands):

	2018		2017
Real estate owned (gross)	$5,868,340	66.4%	$6,595,252	73.1%
Mortgage loans	1,213,322	13.7%	1,778,316	19.7%
Other loans	373,198	4.2%	150,209	1.7%
Construction in progress	84,172	1.0%	47,695	0.5%
Other	1,304,611	14.7%	448,816	5.0%
Total(1)(2)	$8,843,643	100.0%	$9,020,288	100.0%

(1)	Includes $2.3 billion and $1.8 billion of healthcare real estate owned and other assets in Europe in 2018 and 2017, respectively.
(2)

At December 31, 2018, our total gross assets were $9.7 billion, which represents total assets plus accumulated depreciation and amortization adjusted for all binding real estate commitments and unfunded amounts on development deals and commenced capital improvement projects at December 31, 2018 – see section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Revenue by property type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2018		2017		2016
General Acute Care Hospitals	$596,426	76.0%	$488,764	69.4%	$344,523	63.7%
Inpatient Rehabilitation Hospitals	158,193	20.2%	173,149	24.6%	149,964	27.7%
Long-Term Acute Care Hospitals	29,903	3.8%	42,832	6.0%	46,650	8.6%
Total revenues(1)(2)	$784,522	100.0%	$704,745	100.0%	$541,137	100.0%

(1)	Includes $113.5 million, $127.6 million and $101.6 million in revenue (primarily from rehabilitation facilities) from the healthcare real estate assets in Europe in 2018, 2017 and 2016, respectively.
(2)

For 2018, our adjusted revenues were $816.9 million, which adjusts actual total revenues to include our pro rata portion of similar revenues in our joint venture arrangements. See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2018, 2017 and 2016. More information is available at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 22, 2019, our portfolio consisted of 276 properties: 255 facilities are leased to 29 tenants, three are under development, 10 are in the form of mortgage loans to four operators, and eight properties are not currently leased to a tenant, including six Adeptus Health, Inc. (“Adeptus Health”) transition properties, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of the 276 properties, 80 facilities are owned by way of joint venture arrangements in which we hold a 50% ownership interest.  Our facilities consist of 160 general acute care hospitals, 102 inpatient rehabilitation hospitals, and 14 long-term acute care hospitals (“LTACHs”).

At February 22, 2019, no single property accounted for more than 3.7% of our total gross assets.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain similar economic returns as our net leases. In addition, we have obtained and will continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•

General acute care — provides inpatient care for the treatment of acute conditions and manifestations of chronic conditions. This type of facility also provides ambulatory care through hospital outpatient departments and emergency rooms.

•	Inpatient rehabilitation — provides rehabilitation to patients with various neurological, musculoskeletal orthopedic and other medical conditions following stabilization of their acute medical issues.
•

LTACHs — a specialty-care hospital designed for patients with serious medical problems that require intense, special treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

Diversification

A fundamental component of our business plan is the continued diversification of our tenant relationships, the types of hospitals we own and the geographic areas in which we invest. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe. See below for investment and revenue concentration in the U.S. and our global concentration at December 31, 2018(1):

(1)

On January 31, 2019, we announced the entering into definitive agreements to acquire 11 Australian hospitals from Healthscope for an aggregate purchase price of approximately $860 million. Pro forma for this transaction, our concentration in gross assets would be 77.2% and 22.8% for U.S. and International, respectively.

We continue to believe that Europe represents an attractive market in which to invest, particularly in Germany. Germany is an attractive investment opportunity for us given its strong macroeconomic position and healthcare environment. Germany’s Gross Domestic Product (“GDP”), which is approximately $3.7 trillion according to World Bank 2017 data, has been relatively more stable than other countries in the European Union due to Germany’s stable business practices and monetary policy. In addition to cultural influences, government policies emphasizing sound public finance and a significant presence of small and medium-sized enterprises (which employ 70% of the employment base) have also contributed to Germany’s strong and sustainable economic position. The above factors have contributed to an unemployment rate in Germany of 3.3% as of December 2018, which is significantly less than the 7.9% unemployment rate in the European Union as of December 2018, according to Eurostat.

Underwriting/Asset Management

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and in our ongoing monitoring of our tenants’ (and guarantors’) performance include the following:

•	the scope and breadth of clinical services and programs, including utilization trends (both inpatient and outpatient) by service type;
•	the size and composition of medical staff and physician leadership at our facilities, including specialty, tenure and number of procedures performed and/or referrals;
•	an evaluation of our operator's administrative team, as applicable, including background and tenure within the healthcare industry;
•

facility operating performance measured by current, historical and prospective operating margins (measured by a tenant's earnings before interest, taxes, depreciation, amortization, management fees and facility rent) of each tenant and at each facility;

•	the ratio of our tenants' operating earnings to facility rent and to other fixed costs, including debt costs;
•

changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S. as well as equivalent payors in Germany, the United Kingdom, Italy, and Spain) and private payors (including commercial insurance and private pay patients);

•	trends in tenants' cash collections, including comparison to recorded net patient service revenues;
•	tenants' free cash flow;
•	the potential impact of healthcare legislation and other regulations (including changes in reimbursement) on our tenants' profitability and liquidity;
•	the potential impact of any legal, regulatory or compliance proceedings with our tenants;
•

an ongoing assessment of the operating environment of our tenants including demographics, competition, market position,  status of compliance, accreditation, quality performance and health outcomes as measured by The Centers for Medicare and Medicaid Services ("CMS"), Joint Commission, and other governmental bodies; and

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

United States

Healthcare is the single largest industry in the U.S. based on GDP. According to the National Health Expenditures report dated July 2017 by the CMS: (i) national health expenditures were projected to grow 5.3% in 2018; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2017 through 2026, is anticipated to be 5.5%; and (iii) the healthcare industry is projected to represent 19.7% of U.S. GDP by 2026.

Germany

The healthcare industry is also the single largest industry in Germany. Behind only the U.S., Netherlands and France, Germany’s healthcare expenditures represent approximately 11.1% of its total GDP according to the Organization for Economic Co-operation and Development’s 2014 data.

The German rehabilitation market (which includes the majority of our facilities in Germany) serves a broader scope of treatment with over 1,233 rehabilitation facilities (compared to 1,165 in the U.S.) and 208.5 beds per 100,000 population (compared to 114.7 in the U.S.). Approximately 90% of the payments in the German healthcare system come from governmental sources. The largest payor category is the public pension fund system representing 39% of payments. Public health insurance and payments for government employees represent 46% of payments. The balance of the payments into the German rehabilitation market come from a variety of sources including private pay and private insurance. One particular focus area of investors in the German market is the healthcare industry because the German Social Code mandates universal access coverage and a high standard of care, thereby creating a robust healthcare dynamic in the country. Germany spends approximately 7.4% of health spending for inpatient facilities on prevention and rehabilitation facilities.

United Kingdom

Healthcare services in the United Kingdom are provided through the National Health Service (“NHS”). In 2016, the United Kingdom spent 9.8% of GDP on healthcare. The majority of this funding for the NHS comes from general taxation, and a smaller proportion from national insurance (a payroll tax). The NHS also receives income from copayments, people using NHS services as private patients, and some other minor sources. In 2015, 10.5% of the United Kingdom population had private voluntary health insurance provided mostly through employers. Private insurance offers more rapid and convenient access to care, especially for elective hospital procedures. It is estimated that four insurers account for 87.5% of the market, with small providers comprising the rest. The total private healthcare market is about £1.47 billion. Demand for private health insurance rose by 2.1% in 2015.

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

Italy

The Italian national health service (Servizio Sanitario Nazionale) is regionally based and organized at the national, regional, and local levels. Under the Italian constitution, responsibility for healthcare is shared by the national government and the 19 regions and two autonomous provinces. The central government controls the distribution of tax revenue for publicly financed health care and defines a national statutory benefits package to be offered to all residents in every region — the “Essential Levels of Care.” The 19 regions and two autonomous provinces have responsibility for the organization and delivery of health services through local health units.

Public financing accounted for 76% of total health spending in 2014, with total expenditure standing at 8.9% of GDP in 2016. The public system is financed primarily through a corporate tax (approximately 35.6% of the overall funding in 2012) pooled nationally and allocated back to regions, typically the source region, and a fixed proportion of national value-added tax revenue (approximately 47.3% of the total in 2012) collected by the central government and redistributed to regions unable to raise sufficient resources to provide the Essential Levels of Care.

In 2012, there were approximately 187,000 beds in public hospitals and 45,500 beds in private accredited hospitals. A diagnosis-related group-based prospective payment system operates across the country and accounts for most hospital revenue.

Private health insurance plays a limited role in the health system, accounting for roughly 1% of total spending in 2014. Approximately six million people are covered by some form of voluntary insurance which generally covers services excluded under the Essential Levels of Care, to offer a higher standard of comfort and privacy in hospital facilities, and wider choice among public and private providers. Some private health insurance policies also cover copayments for privately provided services, or a daily rate of compensation during hospitalization. There are two types of private health insurance: corporate, where companies cover employees and sometimes their families; and non-corporate, with individuals buying insurance for themselves or their family.

Depending on the region, public funds are allocated by local health units to public and accredited private hospitals. Rates paid to hospitals include all hospital costs including those of physicians. Funding for health is defined by the July 2014 Pact for Health which defines funding between $143.4 billion and $151.3 billion annually for the years 2014 to 2016.

Spain

The Spanish health system was established by the General Health Law of 1986. This law carries out a mandate of the Spanish Constitution, which establishes the right of all citizens to protection of their health. The National Health System (Sistema Nacional de Salud, SNS) is the administrative device set up by the law. Spain spent approximately 9.0% of its GDP on health care in 2016.

Expenditures for private healthcare are 26.4% of total health expenditures and have been growing at a compounded annual growth rate of 1.7%. Approximately 80% of all Spanish patients use a combination of both private and public healthcare services.

In 2014, private hospitals comprised 55% of total Spanish hospitals. Specifically, private hospitals numbered 421 while public hospitals accounted for 343 of Spain’s total number of hospitals.

Public expenditures on healthcare accounted for 5.9% of total public expenditures. They are projected to grow to 7.1% of total public expenditures by 2050. In 2015, public spending on healthcare reached €68 million, a significant increase from the €23 million spent in 1995.

Our Leases and Loans

The leases for our facilities are generally “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability and other insurance coverages, utilities and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any) and the costs of capital expenditures, repairs and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted average remaining initial lease or loan term of 12.7 years (see Item 2 for more information on remaining lease or loan terms) and most include renewal options at the election of our tenants.  Based on current monthly revenue, more than 96% of our leases and loans provide for annual rent or interest escalations based on increases in the consumer price index (“CPI”) and/or fixed minimum annual rent or interest escalations ranging from 0.5% to 3.0%. In some cases, our domestic leases and loans provide for escalations based on CPI subject to floors and/or ceilings.

RIDEA Investments

We have made, and may make in the future, investments in certain of our tenants in the form of equity investments, loans (with equity like returns), or profit interests. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which was signed into law under the Housing and Economic Recovery Act of 2008. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2018, our RIDEA investments totaled approximately $14.2 million.

Significant Tenants

At December 31, 2018, we had total assets of approximately $8.8 billion comprised of 275 healthcare properties (including 80 real estate facilities held in joint ventures) in 29 states, in Germany, the United Kingdom, Italy, and Spain. The properties are leased to or mortgaged by 29 different hospital operating companies. On a gross asset basis, as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), our top five tenants were as follows (dollars in thousands):

Gross Assets by Operator

	As of December 31, 2018		As of December 31, 2017
Operators	Total Gross Assets	Percentage of Total Gross Assets	Total Gross Assets	Percentage of Total Gross Assets
Steward	$3,823,625	39.5%	$3,457,384	36.5%
Prime	1,124,711	11.6%	1,119,484	11.8%
MEDIAN	1,075,504	11.1%	1,229,325	13.0%
LifePoint(1)	502,072	5.2%	506,265	5.3%
Ernest	500,397	5.2%	629,161	6.6%
Other operators	1,644,900	16.9%	2,089,934	22.1%
Other assets	1,012,962	10.5%	444,659	4.7%
Total(2)	$9,684,171	100.0%	$9,476,212	100.0%

(1)

In 2018, LifePoint Health, Inc. (“LifePoint”) merged with RCCH Healthcare Partners (“RCCH”), who acquired Capella Healthcare, Inc. (“Capella”) in 2016. Any reference to either LifePoint, RCCH, or Capella represent the same entity.

(2)

With the Australian acquisition discussed in Note 13 to Item 8 of this Annual Report on Form 10-K, we expect to further diversify our concentration metrics including by operator. For instance, our concentration in Steward Health Care System LLC (“Steward”) would decrease to 38% of pro forma gross assets.

Steward

Affiliates of Steward lease 41 facilities pursuant to one master lease agreement, which had an initial 15-year term (ending in October 2031) with three five-year extension options, plus annual inflation-based escalators. At December 31, 2018, these facilities had an average remaining initial lease term of 12.8 years. In addition to the master lease, we hold a mortgage loan on two facilities with terms and provisions that produce economic results in terms of day-to-day cash flows that are similar to those of our master lease agreement. The master lease agreement includes extension options that must include all or none of the master leased properties, cross default provisions for the leases, and a right of first refusal for the repurchase of the leased properties. The master loan agreement has independent extension options for each property and does not provide comparable cross default provisions. At December 31, 2018, we hold a 9.9% equity investment in Steward for $150 million.

Prime

Affiliates of Prime Healthcare Services, Inc. (“Prime”) lease 22 facilities pursuant to five master lease agreements. Four of the master leases have initial fixed terms of 10 years and contain two renewal options of five years each. The fifth master lease is for 15 years and contains three renewal options for five years each. Rent escalates each year based on the CPI increase, with a 2% minimum floor. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased and mortgaged properties relative to each master lease. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. At December 31, 2018, these facilities had an average remaining initial fixed term of 6 years. In addition to leases, we hold mortgage loans on three facilities owned by affiliates of Prime. The terms and provisions of these loans are generally equivalent to the terms and provisions of our Prime lease arrangements.

Median

Affiliates of Median Kliniken S.à r.l.(“MEDIAN”) lease 80 facilities (71 of which are owned by a joint venture arrangement – see Note 3 of Item 8 of this Annual Report on Form 10-K) pursuant to six master lease agreements. None of the master lease agreements have renewal or repurchase options. The annual escalators for three of the master leases provide for increases of the greater of 1% or 70% of the change in German CPI. The lease term for these master leases ends in November 2044 for three of the facilities, December 2042 for three of the facilities, and August 2045 for three of the facilities. The 71-facility joint venture arrangement portfolio is leased to MEDIAN pursuant to the three remaining master lease agreements. The annual escalator for one master lease, representing 15 facilities, provided for a fixed increase of 2% through 2017 and provides for additional fixed increases of 0.5% each year thereafter. In addition, at December 31, 2020 and every three years thereafter, rent will be increased, if needed, by the positive difference between 1.5% and 70% of the change in German CPI during the review period. This master lease had an approximate 27-year fixed term ending in November 2040. The annual escalators for the other two master leases that cover the remaining facilities in the joint venture arrangement provide for increases of the greater of 1% or 70% of the change in German CPI. The lease terms for these remaining leases end in December 2042 for 36 of the facilities and August 2043 for 20 of the facilities.

LifePoint

Affiliates of LifePoint lease seven facilities (five of which are leased pursuant to a master lease agreement). The master lease agreement had an initial fixed 13.5-year term with four five-year extension options, plus annual consumer price-indexed increases, limited to a 2% floor and a 4% ceiling. The extension options may be exercised with respect to any or all of the properties. At the end of the fixed term and during any exercised extension options, the lessee will have the right of first refusal to purchase the leased property. At December 31, 2018, these facilities had an average remaining initial fixed lease term of 10.2 years. In addition to the master lease, two facilities are leased pursuant to stand-alone leases with a weighted average remaining fixed term of 10.1 years. The terms and provisions of these leases are generally equivalent to the terms and provisions of the master lease agreement.

 Ernest

Affiliates of Ernest Health, Inc. (“Ernest”) lease 25 facilities pursuant to a master lease agreement and two stand-alone lease agreements. The original master lease agreement entered into in 2012, covering 19 properties, had a 20-year initial fixed term with three five-year extension options and provides for annual consumer price-indexed increases, limited to a 2% floor and 5% ceiling. At December 31, 2018, these facilities had a remaining initial fixed lease term of 13.2 years. This master lease includes purchase options that allow the lessee to purchase the leased property at an option price equal to the greater of fair market value of the lease property or the lease base increased by an amount equal to the annual rate of increase in the CPI on each adjustment date. All leases and loans are cross-defaulted, including the mortgage loans. In addition to the original master lease, Ernest affiliates lease two other properties pursuant to two separate stand-alone leases. At December 31, 2018, one facility (with a 15-year initial fixed term ending March 2033) had a remaining initial fixed lease term of 14.2 years and one facility (with a 20-year initial fixed term ending June 2035) had a remaining initial fixed lease term of 16.5 years. Each stand-alone lease has three five-year extension options and provides for annual consumer price-indexed increases, limited to a 2% floor and 4% ceiling. The mortgage loans mature in 2032, and the terms and provisions of these loans are generally equivalent to the terms and provisions of the original master lease agreement.

 No other tenant accounted for more than 3.7% of our total gross assets at December 31, 2018.

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

California Seismic Standards

Existing law, the Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1983 (“Alquist Act”), establishes, under the jurisdiction of the Office of Statewide Health Planning and Development (“OSHPD”), a program of seismic safety building standards for certain hospitals constructed on and after March 7, 1973. The law requires the California Building Standards Commission to adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. This legislation was adopted to avoid the loss of life and the disruption of operations and the provision of emergency medical services that may result from structural damage sustained to hospitals resulting from an earthquake.  A violation of any provision of the act is a misdemeanor.

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC 5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. State law requires all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030, in each case unless the facility is seismically retrofit so that it is in substantial compliance with the seismic safety regulations and standards developed by OSHPD.

In 2017, the OSHPD adopted a new performance category that will allow hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030.

The recent California AB 2190 bill (effective January 1, 2019) requires OSHPD to grant an additional extension of time to an owner who is subject to the January 1, 2020, deadline if specified conditions are met. The bill authorizes the additional extension to be until July 1, 2022, if the compliance plan is based upon replacement or retrofit or up to 5 years if the compliance plan is for a rebuild.

Owners of general acute care hospital buildings that are classified as nonconforming must submit reports to OSHPD describing the status of each building in complying with the extension provisions, and to annually update OSHPD with any changes or adjustments.

As of December 31, 2018, we have 10 licensed hospitals in California totaling investments of approximately $507 million, which excludes investments of $15.8 million of medical office buildings not subject to OSHPD standards.

Exclusive of one hospital granted an OSHPD extension to 2020, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. For the one hospital granted an extension, we expect full compliance by the 2020 deadline unless an additional extension is sought under California AB 2190 to July 1, 2022.

It is noted that under our current agreements, our tenants are responsible for capital expenditures in connection with seismic laws. We do not expect California seismic standards to have a negative impact on our financial condition or cash flows. We also do not expect compliance with California seismic standards to materially impact the financial condition of our tenants.

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

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time to time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients based on a number of factors including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

Our leases and mortgage loans require our tenants to carry property, loss of income, general liability, professional liability, and other insurance coverages in order to protect our interests. We monitor the adequacy of such coverages on an ongoing basis. In addition, we maintain separate insurance that provides coverage for bodily injury and property damage to third parties arising from our ownership of the healthcare facilities that are leased to and occupied by our tenants, as well as contingent business interruption insurance. At December 31, 2018, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise.  Finally, though we have not included a discussion of applicable foreign laws or regulations, our tenants in the United Kingdom and Western Europe may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in joint ventures to own real estate also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section) could be implicated. Our leases and mortgage loans require our tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

Applicable Laws

Anti-Kickback Statute.  The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $100,000 per violation, ten years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. The Anti-Kickback Statute is an intent based statute, however, it has been broadly interpreted. As an example, courts have held that there is a violation of the Anti-Kickback Statute if just one purpose of an arrangement is to generate referrals despite the fact that there may be one or more other lawful purposes to the arrangement at issue.

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

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including, without limitation, employment contracts, rental of office space or equipment, personal services agreements and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, the Stark Law imposes strict liability on the parties to an arrangement and an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease and loan agreements require lessees and borrowers to comply with the Stark Law, and we intend for facilities to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

The Civil Monetary Penalties Law.  The Civil Monetary Penalties Law (“CMPL”) is a comprehensive statute that covers an array of fraudulent and abusive activities and is very similar to the False Claims Act. Among other things, the CMPL law prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent, the presentation of false or misleading information in connection with claims for payment, and other acts involving fraudulent conduct. Violation of the CMPL may result in penalties ranging from $20,000 to $100,000.  Notably, such penalties apply to each instance of prohibited conduct, including, for example, each item or service not provided as claimed, and each provision of false information or each false record.  In addition, violators of the CMPL may be penalized up to three times the amount unlawfully claimed and may be excluded from participation in federal health care programs.

Licensure. Our tenants and borrowers under mortgage loans are subject to extensive U.S. federal, state, and local licensure, certification, and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

EMTALA. Our tenants and borrowers under mortgage loans that provide emergency care are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Regardless of an individual’s ability to pay, this federal law requires such healthcare facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition.  Liability for violations of EMTALA are severe and include, among other things, civil monetary penalties and exclusion from participation in the federal healthcare programs. Our lease and mortgage loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Reimbursement Pressures. Healthcare facility operating margins continue to face significant pressure due to the deterioration in pricing flexibility and payor mix, a shift toward alternative payment models, increases in operating expenses that exceed increases in payments under the Medicare program, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, certain facilities and departments such as LTACHs and HOPDs face reimbursement pressures because of legislative and regulatory restrictions and limitations on reimbursement. We cannot predict how and to what extent these or other initiatives will impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. Generally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Reform Law”) provides for expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes various cost containment initiatives, including quality control and payment system refinements for federal programs, such as pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. The Reform Law also increases health information technology (“HIT”) standards for healthcare providers in an effort to improve quality and reduce costs. The Reform Law has led to significant changes in the healthcare system. We believe the Reform Law will continue to lead to changes in healthcare delivery and reimbursement for years to come, and it is likely that certain trends that have been in place since the passage of the Reform Law, such as development and implementation of cost containment initiatives, increased use of HIT and pressure on reimbursement, will continue irrespective of any future repeal efforts. We cannot predict the continued impact of the Reform Law or the impact of future repeal efforts on our business, as some aspects benefit the operations of our tenants, while other aspects present challenges.

Employees

We have 77 employees as of February 22, 2019. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

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

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. Thus, we are somewhat dependent on acquisition financing and access to the capital markets for cash to make new opportunistic investments. Due to market or other conditions, we may have limited access to capital from the equity and debt markets. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 22, 2019, we had $4 billion of debt outstanding.

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $0.2 billion in variable interest rate debt that we had outstanding as of February 22, 2019. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

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

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our unsecured credit facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2018, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 22, 2019, we had approximately $0.2 billion in variable interest rate debt.  However, we are a 50% equity owner in the joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”), that has entered into €655 million of variable interest rate debt, which subjects us to interest rate volatility. Like the interest rate swap used in the joint venture with Primotop, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we are then required to find another tenant-operator, such as the case was with 9 of the 16 transition Adeptus Health facilities in 2018. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Prime, MEDIAN, Ernest, and LifePoint) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with and execute new lease agreements, such was the case with our two South Carolina facilities — Bennettsville and Cheraw in 2015. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Steward, Prime, MEDIAN, LifePoint, and Ernest) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2018, we have nine investments in the operations of certain of our healthcare facilities by utilizing RIDEA (or similar investments). These investments include profits interest and equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities in Germany, the United Kingdom, Italy, and Spain or anywhere else outside the U.S.

We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including Germany, the United Kingdom, Italy, and Spain, creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. Additionally, as disclosed in Note 13 to Item 8 of this Form 10-K, we are expanding our operations into Australia, a geography we have never operated in, with the acquisition of a portfolio of 11 hospitals, which may subject us to new and unforeseen risks. The properties we acquired from MEDIAN (as more fully described in Note 3 to Item 8 of this Form 10-K) will face risks in connection with unexpected changes in German or European regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the European economy as a whole, which may adversely affect our European investments.

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

Our revenues are dependent upon our relationships with and success of our largest tenants, Steward, Prime, MEDIAN, LifePoint, and Ernest.

As of December 31, 2018, affiliates of Steward, Prime, MEDIAN, LifePoint, and Ernest represented 39.5%, 11.6%, 11.1%, 5.2%, and 5.2%, respectively, of our total gross assets (which consist primarily of real estate leases and mortgage loans).

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

Our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and changes in regulations may negatively impact our tenants’ operations until they are able to make the appropriate adjustments to their business. For example, past modifications to regulations concerning patient criteria and reimbursement for LTACHs have negatively impacted volumes and profitability in certain facilities operated by Ernest.

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

Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Steward, Prime, and others.  The ability of our tenants and operators to integrate newly acquired businesses into their existing operational, financial reporting and collection systems is critical towards ensuring their continued success. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted in the form of write-offs of uncollectible accounts receivable or even insolvency in certain extreme cases.

Any further adverse result to any of Steward, Prime, MEDIAN, LifePoint, and Ernest in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us. If any one of these tenants were to file for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In addition, in a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. If we are ultimately required to find one or more tenant-operators to lease one or more properties currently leased by such tenant, we may face delays and increased costs in locating a suitable replacement tenant. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

We have now, and may have in the future, exposure to contingent rent escalators, which could hinder our growth and profitability.

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI, typically with specified caps and floors.  If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited.

The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.

Some of our prospective tenants/investees may be newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by or relating to one of our tenants/investees could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

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

In the event our tenants and prospective tenants determine to purchase the facilities they lease either during the lease term or after their expiration, the timing of those purchases may be outside of our control, and we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turnover of our facilities could materially adversely affect our ability to execute our business plan and our results of operations.

We have 160 leased properties that are subject to purchase options as of December 31, 2018. For 88 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 55 leases, the purchase options approximate fair value. At December 31, 2018, we do not believe any of our leases contained bargain purchase options.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described in the “Healthcare Regulatory Matters” section in Item 1 of this Annual Report on Form 10-K. In such event, it may not be practicable for us to sell property to such prospective purchasers at prices other than fair market value.

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

The healthcare industry continues to experience consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants or operators. We have historically developed strong, long-term relationships with many of our tenants and operators. A competitor’s investment in one of our tenants or operators, any change of control of a tenant or operator, or a change in the tenant’s or operator’s management team could enable our competitor to influence or control that tenant’s or operator’s business and strategy. This influence could have a material adverse effect on us by impairing our relationship with the tenant or operator, negatively affecting our interest, or impacting the tenant’s or operator’s financial and operational performance, including their ability to pay us rent or interest. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant or operator. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations.

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

On May 19, 2017, S&P revised its rating outlook on us to negative from stable and affirmed the BB+ corporate credit rating. As of February 22, 2019, our corporate credit rating from S&P remained at BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our price per share of common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

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

•	diversion of our management’s attention away from other business concerns;
•	exposure to any undisclosed or unknown potential liabilities relating to the acquired facilities (or entities acquired in a share deal); and
•	potential underinsured losses on the acquired facilities.

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

Our leases and mortgage loans, generally require our tenants/borrowers to carry property, general liability, professional liability, loss of earnings, all risk and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. We carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants/borrowers can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment. We continually review the insurance maintained by our tenants/borrowers and believe the coverage provided to be adequate and customary for similarly situated companies in our industry. However, we cannot provide any assurances that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare operators, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans, and intend to obtain on future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

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

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease, may limit our use of the facility and may result in additional expense to us if our tenants vacate our facility.

We have acquired interests in 33 of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which would be a negative impact to our financial condition.  Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property.  Finally, if our lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

The continued pressure on fee-for-service reimbursement from third-party payors and the shift towards alternative payment models, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

Sources of revenue for our tenants and operators may include the Medicare and Medicaid programs, private insurance carriers, and health maintenance organizations, among others. In addition to ongoing efforts to reduce healthcare costs, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs.

The shift in our tenants' payor mix away from fee-for-service payors results in an increase in the percentage of revenues attributable to alternative payment models implemented by private and government payors, which can lead to reductions in reimbursement for services provided by our tenants. There is continued focus on transitioning Medicare from its traditional fee-for-service model to models that employ one or more capitated, value-based, or bundled payment approaches, and private payors have implemented similar types of alternative payment models. Such efforts from private and government payors, in addition to general industry trends, continue to place pressures on our tenants to control healthcare costs. Furthermore, pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These shifts place further cost pressures on our tenants. We also continue to believe that, due to the aging of the population and the expansion of governmental payor programs, there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. All of these changes could have a material adverse effect on the financial condition of some or all of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

CMS’s regulatory restrictions on reimbursement for LTACH, inpatient rehabilitation facilities (“IRF”), and HOPD can lead to reduced reimbursement for our tenants that operate such facilities and departments. CMS is likely to continue exploring restrictions on

LTACH, IRF, and HOPD reimbursement and possibly develop more restrictive facility and patient level criteria for these types of facilities or departments. These changes could have a material adverse effect on the financial condition of some of our tenants, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The Reform Law represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. Though efforts to repeal and replace the Reform Law may continue in the future, we believe that certain trends, including, but not limited to, various quality and reimbursement initiatives discussed above, will continue irrespective of whether the Reform Law is repealed or replaced, we cannot predict with any certainty or precision what effect a repeal or replacement law would have on the operations of our tenants, but it could have a material adverse effect on the financial condition of some or all of our tenants.

Significant regulation and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our tenants' financial condition and results of operations and affect their ability to make payments to us.

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules.  As with the U.S. healthcare industry, our tenants in the United Kingdom and Western Europe are also subject in some instances to comparable types of laws, regulations, and rules that affect their ownership and operation of healthcare facilities.  Although our lease and mortgage loan agreements require our tenants/borrowers to comply with applicable laws, and we intend for these facilities to comply with such laws, we do not actively monitor compliance.  Therefore, we cannot offer any assurance that our tenants/borrowers will be found to be in compliance with such, as the same may ultimately be implemented or interpreted.

We are aware of various federal and state inquiries, investigations, and other proceedings currently affecting several of our tenants and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. An adverse result to our tenant/borrower in one or more such governmental proceedings may have a material adverse effect on their operations and financial condition and on its ability to make required lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

In the U.S., licensed health care facilities must comply with minimum health and safety standards and are subject to survey and inspection by state and federal agencies and their agents or affiliates, including CMS, the Joint Commission, and state departments of health. CMS develops Conditions of Participation and Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs and receive payment under such programs. These minimum health and safety standards are aimed at improving quality and protecting the health and safety of beneficiaries, and there are several common criteria that exist across health entities. The failure to comply with any of these standards could jeopardize a healthcare organization’s Medicare certification and, in turn, it’s right to receive payment under the Medicare and Medicaid programs.

Further, many hospitals and other institutional providers in the U.S. are accredited by accrediting agencies such as the Joint Commission, a national healthcare accrediting organization. The Joint Commission was created to accredit healthcare organizations that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements. Surveyors for the Joint Commission, prior to the opening of a facility and approximately every three years thereafter, conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification including under the Medicare and Medicaid programs. For example, a facility may lose accreditation for failing to maintain proper medication in the operating room to treat potentially fatal reactions to anesthesia or for failure to maintain safe and sanitary medical equipment.

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification. For instance, the practice of “upcoding,” whereby services are billed for higher procedure codes than were actually performed, may lead to the revocation of a hospital’s license or the imposition of penalties. An event involving poor quality of care, such as that which leads to the serious injury or death of a patient, may also result in loss of license or certification. The failure of any tenant/borrower to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect its ability to make lease and/or loan payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in the operator, in addition to the effects on these tenants’/borowers’ ability to meet their financial obligations to us, our ownership and investment interests would be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities in the U.S. and in the United Kingdom and Western Europe are typically subject to regulatory approvals, such as state certificate of need laws in the U.S. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s/borrower’s ability to obtain reimbursement for services rendered, which could adversely affect their ability to make lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.

As noted earlier, in the U.S., the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. The trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals to detect and eliminate fraud and abuse in the Medicare and Medicaid programs is likely to continue in future years. As described above, the penalties for violations of these laws can be substantial and may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize a tenant’s ability to operate a facility or to make lease and/or loan payments, thereby potentially adversely affecting us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement typically in the case of the acquisition of such previous operator's facility. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. These types of issues may not be discovered prior to purchase or after our tenants commence operations in our facilities. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to laws related to fraud and abuse or physician self-referrals.

Physician investment in subsidiaries that own our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted. Therefore, in all cases, we intend to use our good faith efforts to structure our lease arrangements to comply with these laws.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized, subject to healthcare-specific building code requirements, and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular business. If a current operator or tenant is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may have a material adverse effect on our business, results of operations, and financial condition.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain healthcare facilities in which we invest may also be subject to state laws in the U.S. which require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including, but not limited to, the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services and certain capital expenditures. State certificate of need laws are not uniform throughout the U.S., are subject to change, and may delay developments of facilities or acquisitions or certain other transfers of ownership of facilities including, but limited to, a delay in obtaining approval of a replacement operator for an existing facility. We cannot predict the impact of state certificate of need laws on any of the preceding activities or on the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. In addition, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

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

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the SEC, which create and interpret applicable accounting standards for U.S. companies (like the new lease accounting standard effective for us starting January 1, 2019), may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’/borrowers’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

As a result of all these factors, a loss or revocation of our REIT status could have a material adverse effect on our financial condition and results of operations and would adversely affect the value of our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Currently, no more than 20% of the value of our assets may consist of securities of one or more TRS and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a TRS may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Compliance with current and future changes to REIT requirements may limit our flexibility in executing our business plan.

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

We have historically entered into lease and other transactions with our TRS and its subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our TRS and its parent REIT that are not conducted on a market terms basis may be subject to a 100% excise tax. While we believe that all of our transactions with our TRS are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations and could adversely affect the trading price of our common stock.

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

Like the Vibra loan discussed above, our TRS has made and will make loans to tenants in our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our TRS, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer, disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government as well as the governments of many of the countries in which we operate (such as Germany, the United Kingdom, and Luxembourg, which is where our Europe entities are domiciled) are actively discussing changes to the corporate recognition and taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements.  The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

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

At December 31, 2018, our portfolio consisted of 275 properties: 254 facilities (of the 265 facilities that we owned) were in operation and leased to 29 operators, 10 assets were in the form of first mortgage loans to four operators, and three properties were under construction. Our owned facilities consisted of 151 general acute care hospitals, 98 inpatient rehabilitation hospitals, 13 LTACHs, and three medical office buildings. The 10 non-owned facilities consisted of six general acute care facilities, three inpatient rehabilitation hospitals, and one LTACH.

	Total Properties	Total 2018 Revenue	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$763	$8,614
Arizona	16	46,724	483,778	(C)
Arkansas	2	8,196	99,036
California	12	61,059	522,753
Colorado	13	11,500	91,302
Connecticut	—	90	1,500	(D)
Florida	4	15,643	182,791
Idaho	6	19,088	226,990	(B)
Indiana	2	4,754	52,003
Kansas	3	11,611	100,156
Louisiana	6	13,214	144,964
Massachusetts	9	118,155	1,382,799
Michigan	2	4,395	40,743
Missouri	4	19,767	210,921
Montana	1	2,454	17,389
Nevada	1	10,175	86,405
New Jersey	8	43,906	422,022
New Mexico	2	6,097	43,791
Ohio	6	13,270	133,243
Oregon	1	9,846	110,000
Pennsylvania	3	13,641	141,893
South Carolina	6	14,086	164,636
Texas	60	115,748	1,126,217	(C)
Utah	7	83,335	1,054,539
Virginia	1	1,072	10,915
Washington	2	10,351	136,600
West Virginia	2	6,378	40,220
Wisconsin	1	3,051	29,062
Wyoming	1	2,612	18,511
Other assets	—	—	232,973
Total United States	183	$670,981	$7,316,766
International:
Germany	80	$109,202	$782,833	(E)
United Kingdom	3	3,813	73,992	(B)
Italy	8	—	92,683	(E)
Spain	1	526	25,789	(E)
Other assets	—	—	551,580
Total International	92	$113,541	$1,526,877
Total	275	$784,522	$8,843,643

(A)	Represents total assets at December 31, 2018.
(B)	Includes development projects still under construction at December 31, 2018.
(C)

Arizona includes one facility that is vacant at December 31, 2018. Texas includes our Twelve Oaks facility that is 55% occupied and six facilities that were vacant at December 31, 2018. Our investment in these facilities is less than 1% of total gross assets.

(D)	We do not own any property in this state as of December 31, 2018; however, we hold a $1.5 million note related to a property disposed of in 2015.

(E)

For Germany, Italy, and Spain, we own 71, eight, and one properties, respectively, through joint venture arrangements for which our equity investment is included in Other assets on the balance sheet at December 31, 2018.

Type of Property (includes properties subject to leases and mortgage loans)	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General Acute Care Hospitals	160	26,516,886	15,388
Inpatient Rehabilitation Hospitals	101	11,592,283	15,687
LTACHs	14	782,152	814
	275	38,891,321	31,889

(A)	Excludes our three facilities that are under development.

The following table shows lease and mortgage loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Mortgage Loan Portfolio(2)	Total Leases/ Mortgage Loans	Annualized Base Rent/ Interest(1)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2019	3	$6,481	1.0%	227,066	228
2020	1	2,073	0.3%	47,937	64
2021	1	2,250	0.3%	95,445	126
2022	15	75,138	11.3%	3,310,543	2,552
2023	4	13,147	2.0%	912,652	823
2024	2	5,401	0.8%	387,870	374
2025	6	19,933	3.0%	1,299,924	769
2026	5	25,789	3.9%	948,301	850
2027	1	3,051	0.5%	102,948	13
2028	5	7,155	1.1%	194,879	119
2029	19	48,902	7.4%	2,700,101	1,355
Thereafter	203	453,296	68.4%	28,049,629	24,413
Total	265	$662,616	100.0%	38,277,295	31,686

(1)

The most recent monthly base rent and mortgage loan interest annualized. This does not include tenant recoveries, additional rents and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

(2)

Includes all properties, including 80 properties owned through joint ventures, except eight vacant properties representing less than 1% of our total gross assets, and three facilities that are under development. The schedule also includes one facility in Germany that was acquired in February 2019.

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

	High	Low	Dividends
Year Ended December 31, 2018
First Quarter	$13.89	$11.82	$0.25
Second Quarter	14.18	12.25	0.25
Third Quarter	15.24	13.79	0.25
Fourth Quarter	17.52	13.98	0.25
Year Ended December 31, 2017
First Quarter	$13.86	$11.90	$0.24
Second Quarter	14.22	12.25	0.24
Third Quarter	13.54	12.27	0.24
Fourth Quarter	14.19	12.89	0.24

On February 22, 2019, the closing price for our common stock, as reported on the New York Stock Exchange, was $18.50 per share. As of February 22, 2019, there were 78 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2013 through December 31, 2018, among us, the Russell 2000 Index, NAREIT All Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Medical Properties Trust, Inc.	100.00	120.14	107.79	123.42	148.78	186.02
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
NAREIT All Equity REIT Index	100.00	128.03	131.64	143.00	155.41	149.12
SNL US REIT Healthcare	100.00	133.17	123.49	132.65	132.45	140.66

The graph and accompanying text shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

ITEM 6.	Selected Financial Data

The following tables set forth are selected consolidated financial and operating data for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries. You should read the following selected financial data in conjunction with the consolidated financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8, in this Annual Report on Form 10-K, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, in this Annual Report on Form 10-K.

Medical Properties Trust, Inc.

The consolidated operating and balance sheet data have been derived from our audited consolidated financial statements. As of December 31, 2018, Medical Properties Trust, Inc. had a 99.9% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2018	2017	2016	2015	2014
	(In thousands except per share data)
OPERATING DATA
Total revenues	$784,522	$704,745	$541,137	$441,878	$312,532
Interest expense	(223,274)	(176,954)	(159,597)	(120,884)	(98,156)
Real estate depreciation and amortization expense	(133,083)	(125,106)	(94,374)	(69,867)	(53,938)
Property-related and general and administrative expenses	(89,323)	(64,410)	(51,623)	(47,431)	(39,125)
Acquisition costs	(917)	(29,645)	(46,273)	(61,342)	(26,389)
Gain on sale of real estate and other	719,392	7,431	61,224	3,268	2,857
Impairment charges	(48,007)	—	(7,229)	—	(50,128)
Debt refinancing costs	—	(32,574)	(22,539)	(4,367)	(1,698)
Other income (expense)	10,094	10,432	(1,619)	175	5,181
Income tax (expense) benefit	(927)	(2,681)	6,830	(1,503)	(340)
Net income	1,018,477	291,238	225,937	139,927	50,796
Net income attributable to non-controlling interests	(1,792)	(1,445)	(889)	(329)	(274)
Net income attributable to MPT common stockholders	$1,016,685	$289,793	$225,048	$139,598	$50,522
Net income attributable to MPT common stockholders per diluted share	$2.76	$0.82	$0.86	$0.63	$0.29
Weighted average shares outstanding — diluted	366,271	350,441	261,072	218,304	170,540
OTHER DATA
Dividends declared per common share	$1.00	$0.96	$0.91	$0.88	$0.84
FFO(1)	$485,335	$408,512	$253,478	$205,168	$106,682
Normalized FFO(1)	$501,004	$474,879	$334,826	$274,805	$181,741
Normalized FFO per share(1)	$1.37	$1.35	$1.28	$1.26	$1.06
Cash paid for acquisitions and other related investments	$666,548	$2,246,788	$1,489,147	$1,833,018	$767,696

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$5,952,512	$6,642,947	$4,965,968	$3,924,701	$2,612,291
Real estate accumulated depreciation/amortization	(464,984)	(455,712)	(325,125)	(257,928)	(202,627)
Mortgage and other loans	1,586,520	1,928,525	1,216,121	1,422,403	970,761
Cash and cash equivalents	820,868	171,472	83,240	195,541	144,541
Other assets	948,727	733,056	478,332	324,634	195,364
Total assets	$8,843,643	$9,020,288	$6,418,536	$5,609,351	$3,720,330
Debt, net	$4,037,389	$4,898,667	$2,909,341	$3,322,541	$2,174,648
Other liabilities	245,316	286,416	255,967	179,545	163,635
Total Medical Properties Trust, Inc. Stockholders’ Equity	4,547,108	3,820,633	3,248,378	2,102,268	1,382,047
Non-controlling interests	13,830	14,572	4,850	4,997	—
Total equity	4,560,938	3,835,205	3,253,228	2,107,265	1,382,047
Total liabilities and equity	$8,843,643	$9,020,288	$6,418,536	$5,609,351	$3,720,330

MPT Operating Partnership, L.P.

The consolidated operating and balance sheet data presented below have been derived from the Operating Partnership’s audited consolidated financial statements.

	2018	2017	2016	2015	2014
	(In thousands except per unit data)
OPERATING DATA
Total revenues	$784,522	$704,745	$541,137	$441,878	$312,532
Interest expense	(223,274)	(176,954)	(159,597)	(120,884)	(98,156)
Real estate depreciation and amortization expense	(133,083)	(125,106)	(94,374)	(69,867)	(53,938)
Property-related and general and administrative expenses	(89,323)	(64,410)	(51,623)	(47,431)	(39,125)
Acquisition costs	(917)	(29,645)	(46,273)	(61,342)	(26,389)
Gain on sale of real estate and other	719,392	7,431	61,224	3,268	2,857
Impairment charges	(48,007)	—	(7,229)	—	(50,128)
Debt refinancing costs	—	(32,574)	(22,539)	(4,367)	(1,698)
Other income (expense)	10,094	10,432	(1,619)	175	5,181
Income tax (expense) benefit	(927)	(2,681)	6,830	(1,503)	(340)
Net income	1,018,477	291,238	225,937	139,927	50,796
Net income attributable to non-controlling interests	(1,792)	(1,445)	(889)	(329)	(274)
Net income attributable to MPT Operating Partnership partners	$1,016,685	$289,793	$225,048	$139,598	$50,522
Net income attributable to MPT Operating Partnership partners per diluted unit	$2.76	$0.82	$0.86	$0.63	$0.29
Weighted average units outstanding — diluted	366,271	350,441	261,072	218,304	170,540
OTHER DATA
Dividends declared per unit	$1.00	$0.96	$0.91	$0.88	$0.84
FFO(1)	$485,335	$408,512	$253,478	$205,168	$106,682
Normalized FFO(1)	$501,004	$474,879	$334,826	$274,805	$181,741
Normalized FFO per unit(1)	$1.37	$1.35	$1.28	$1.26	$1.06
Cash paid for acquisitions and other related investments	$666,548	$2,246,788	$1,489,147	$1,833,018	$767,696

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$5,952,512	$6,642,947	$4,965,968	$3,924,701	$2,612,291
Real estate accumulated depreciation/amortization	(464,984)	(455,712)	(325,125)	(257,928)	(202,627)
Mortgage and other loans	1,586,520	1,928,525	1,216,121	1,422,403	970,761
Cash and cash equivalents	820,868	171,472	83,240	195,541	144,541
Other assets	948,727	733,056	478,332	324,634	195,364
Total assets	$8,843,643	$9,020,288	$6,418,536	$5,609,351	$3,720,330
Debt, net	$4,037,389	$4,898,667	$2,909,341	$3,322,541	$2,174,648
Other liabilities	244,926	286,026	255,577	179,155	163,245
Total MPT Operating Partnership, L.P. capital	4,547,498	3,821,023	3,248,768	2,102,658	1,382,437
Non-controlling interests	13,830	14,572	4,850	4,997	—
Total capital	4,561,328	3,835,595	3,253,618	2,107,655	1,382,437
Total liabilities and capital	$8,843,643	$9,020,288	$6,418,536	$5,609,351	$3,720,330

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

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We currently have healthcare investments in the U.S. and Europe. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 U.S. federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators generally range from 0.5% to 3%.  In addition, most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. Only less than 2% of our properties do not have either a minimum escalator or an escalator based on inflation.  Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2018, our portfolio (including real estate assets in joint ventures) consisted of 275 properties leased or loaned to 29 operators, of which three are under development and 10 are in the form of mortgage loans.

2018 Highlights

In 2018, we demonstrated the value of our portfolio through strategic property sales that generated gains exceeding $700 million and cash proceeds of approximately $2 billion. In addition, we generated returns to our shareholders of 25% during 2018, outpacing the returns of several key indexes as noted in Item 5 of this Annual Report on Form 10-K. Our return included an increase in our quarterly dividend to $0.25 per share in 2018 — the fourth year in a row for such an increase. Finally, we improved our liquidity position and leverage metrics during 2018, which puts us in an excellent position for future investment opportunities.

A summary of our 2018 highlights is as follows:

•

Sold the real estate of 76 properties (71 of which are leased to MEDIAN and were contributed to a joint venture arrangement) and sold our equity interest in Ernest (along with the repayment of all outstanding loans and accrued interest) for a net gain of approximately $720 million, as noted below:

•	Sold two acute care hospitals in Houston, Texas for a net gain of approximately $100 million;
•	Sold three long-term acute care hospitals located in California, Texas, and Oregon, for $53 million of cash and resulting in a net gain of $19.1 million;
•	Sold 71 properties located in Germany for a net gain of approximately €500 million by way of a joint venture arrangement, for which we own a 50% interest; and
•	Sold our investment in the operations of Ernest and were repaid outstanding loans and accrued interest generating over $176 million in cash.
•	Acquired the following real estate assets:
•	Acquired three inpatient rehabilitation hospitals in Germany for a combined purchase price of €17.3 million. These facilities are leased to MEDIAN;
•	Acquired five acute care hospitals from Steward in exchange for the reduction of $764 million in mortgage loans plus cash, which further increased the strength of our portfolio; and
•	Acquired an acute care hospital in Pasco, Washington for $17.5 million. This facility is leased to LifePoint.

•

After completing our strategic dispositions, we repaid over $800 million in outstanding revolver debt, resulting in approximately $1.3 billion in available liquidity from the revolving credit facility at December 31, 2018.

•	Sold 5.6 million shares under our at-the-market equity program, generating proceeds of approximately $95 million.
•	Successfully re-tenanted nine of the 16 Adeptus transition properties and our Florence facility.

2017 Highlights

In 2017, we invested or committed to invest approximately $2.2 billion in healthcare real estate assets. These significant investments enhanced the size and scale of our healthcare portfolio, while expanding our geographic footprint in the U.S. and extending our lease and mortgage loan maturity schedule. Furthermore, we strategically sold an asset for proceeds totaling $64 million, raised $548 million in proceeds from a successful equity offering, and refinanced approximately $0.6 billion of debt, which strengthened our balance sheet, reduced interest rates, and funded acquisitions. Finally, we increased our dividend to $0.24 per share per quarter in 2017.

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

•	Acquired an acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to LifePoint;
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

•	Closed on the final MEDIAN property, as part of the initial MEDIAN transaction in 2015, for a purchase price of €41.6 million;
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

•	Committed to purchase two acute care hospitals in Washington and Idaho for an aggregate purchase price of $105 million, which are leased to RCCH.
•	Sold investments in real estate and equity interests and received payments in full on loans for proceeds of more than $800 million as noted below:
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

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of our revenues, credit losses, fair values (either as part of a purchase price allocation, impairment analysis or in valuing certain of our investments), periodic depreciation of our real estate assets, and stock compensation expense, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

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

We begin recording rent income from our development projects when the lessee takes physical possession of the facility, which may be different from the stated start date of the lease. Also, during construction of our development projects, we are generally entitled to accrue rent based on the cost paid during the construction period (construction period rent). We accrue construction period rent as a receivable with a corresponding offset to deferred revenue during the construction period. When the lessee takes physical possession of the facility, we begin recognizing the deferred construction period revenue on the straight-line method over the remaining term of the lease.

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

Investments in Real Estate:  We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted average useful life of approximately 39.2 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows, excluding interest charges, from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, such as was the case with certain of our Adeptus transition facilities and four of our Alecto properties in 2018, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2018; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation:  Since January 1, 2018, with the adoption of ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), all of our property acquisitions have been accounted for as asset acquisitions. Prior to 2018, properties acquired for leasing purposes were accounted for using business combination accounting rules. Under either accounting method, we allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2018, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted average useful life of 26.0 years at December 31, 2018. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense.

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

Stock-Based Compensation: During the years ended December 31, 2018, 2017, and 2016, we recorded $16.5 million, $9.9 million, and $7.9 million, respectively, of expense for share-based compensation related to grants of restricted common stock and other stock-based awards. Starting in 2017, we granted annual performance condition awards that are amortized using the straight-line method over the service period in which the performance conditions as are measured, adjusted for the probability of achieving the performance conditions. Starting in 2010, we granted annual share awards that vest based on the achievement of certain market conditions as defined by the accounting rules. Typical market conditions for our awards are based on our total shareholder return (factoring in stock price appreciation and dividends paid) including comparisons of our total shareholder returns to an index of other REIT stocks. Because these awards are earned based on the achievement of these market conditions, we must initially evaluate and estimate the probability of achieving these market conditions in order to determine the fair value of the award and over what period we should recognize stock compensation expense. Because of the complexities inherently involved with these awards, we work with an independent consultant to assist us in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model, which determines a value and earnings periods based on multiple outcomes and their probabilities. We record expense over the expected or derived vesting periods using the calculated value of the awards. We record expense over these vesting periods even though the awards have not yet been earned and, in fact, may never be earned. If awards vest faster than our original estimate, we will record a catch-up of expense.

Fair Value Option Election : We elected to account for certain investments acquired on February 29, 2012, as part of the Ernest transaction, using the fair value option method, which means we mark these investments to fair market value on a recurring basis. On October 4, 2018, we sold our investment in the operations of Ernest and all outstanding acquisition loans and working capital loans were repaid. The only remaining investments measured at fair value at December 31, 2018, are the mortgage loans. See below for these investments carried at fair value for the last two years (in thousands):

	As of December 31, 2018		As of December 31, 2017
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost
Mortgage loans	$115,000	$115,000	$115,000	$115,000
Equity investment and other loans	—	—	114,554	118,354
Total	$115,000	$115,000	$229,554	$233,354

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Prior to the October 2018 transaction disclosed above, our equity investment in Ernest was recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which required significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classified the equity investment as Level 3, as we used certain unobservable inputs to the valuation methodology that were significant to the fair value measurement, and the valuation required management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs included use of a capitalization rate, discount rate (which was based on a weighted average cost of capital), and market interest rates, and our unobservable input included an adjustment for a marketability discount (“DLOM”) on our equity investment of 40%.

In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections were provided by Ernest. However, we modified such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc.

In both 2017 and 2018, we recognized unrealized losses because the fair value of Ernest investments were below our original cost. No unrealized gain/loss on the Ernest investments were recorded in years prior to 2017.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2018 and 2017, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2018, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
4.000% Senior Unsecured Notes due 2022(1)	$22,934	$45,868	$596,284	$—	$665,086
5.500% Senior Unsecured Notes due 2024	16,500	33,000	33,000	308,250	390,750
6.375% Senior Unsecured Notes due 2024	31,875	63,750	63,750	515,938	675,313
3.325% Senior Unsecured Notes due 2025(1)	19,064	38,128	38,128	611,478	706,798
5.250% Senior Unsecured Notes due 2026	26,250	52,500	52,500	578,750	710,000
5.000% Senior Unsecured Notes due 2027	70,000	140,000	140,000	1,680,000	2,030,000
Revolving credit facility(1)(2)	3,806	32,181	—	—	35,987
Term loan	7,888	15,798	200,692	—	224,378
Operating lease commitments(3)	6,602	13,745	13,698	198,932	232,977
Purchase obligations(4)	169,341	71,831	—	—	241,172
Totals	$374,260	$506,801	$1,138,052	$3,893,348	$5,912,461

(1)

Our 4.000% Senior Unsecured Notes due 2022 and 3.325% Senior Unsecured Notes due 2025 are euro-denominated. A portion of our revolver is British pound-denominated. We used the exchange rate at December 31, 2018 (1.1467 for euros and 1.2754 for British pounds) in preparing this table.

(2)

As of December 31, 2018, we have a $1.3 billion revolving credit facility. However, this table assumes the balance outstanding under the revolver and rate in effect at December 31, 2018 (which was $28.1 million as of December 31, 2018) remains in effect through maturity.

(3)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)

Includes approximately $94 million of future expenditures related to development projects, a €5.8 million commitment to acquire one MEDIAN facility post December 31, 2018 (including real estate transfer taxes), and future expenditures on commenced capital improvement projects. We have excluded from the table above $135.9 million of capital expenditure commitments in our leases that we are not definitive on the amount, timing, and certainty of funding. However, payment on any of these commitments, if made, would be added to the lease base upon which the lessee will pay us rents.

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

Liquidity and Capital Resources

2018 Cash Flow Activity

We generated cash of $449.1 million from operating activities during 2018, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $364 million and certain investing activities including the additional funding of our development activities.

In regards to other investing and financing activities in 2018, we did the following:

a)

In 2018, we generated more than $2 billion of cash proceeds from the joint venture transaction with Primotop (which included the disposal of 71 inpatient rehabilitation hospitals in Germany and issuance of secured debt) and the sale of five other acute care and long-term acute care properties. Approximately $580 million was reinvested in the joint venture with Primotop in the form of an equity interest and shareholder loan;

b)	On August 31, 2018, we funded the acquisition of one property in Pasco, Washington for $17.5 million;
c)	On August 28, 2018, we funded the acquisition of three properties in Germany for €17.3 million;
d)	Originated $212 million in mortgage and other loans;
e)	Funded less than $200 million for development and capital improvement projects;
f)	Acquired five facilities operated by Steward by converting the $764.4 million in mortgage loans on the same properties plus cash consideration;
g)	We used the net cash received from property disposals to reduce our revolver by approximately $810 million;
h)

On October 4, 2018, we finalized our recapitalization agreement with Ernest generating $176.3 million (which included the sale of our equity investment in Ernest and repayment in full of non-mortgage loans outstanding plus accrued interest); and

i)	In the fourth quarter of 2018, we sold 5.6 million shares of common stock under our at-the-market equity program generating approximately $95 million.

At December 31, 2018, we had more than $800 million of cash on-hand and availability under our revolving credit facility of nearly $1.3 billion. Subsequent to December 31, 2018, we acquired one inpatient rehabilitation hospital in Germany for €5.8 million including real estate transfer taxes, and entered into definitive agreements to acquire 11 Australian hospitals for approximately $860 million – see Note 13 to Item 8 of this Annual Report on Form 10-K.

2017 Cash Flow Activity

We generated cash of $362 million from operating activities during 2017, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $326.7 million and certain investing activities including the additional funding of our development activities.

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

d)

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to LifePoint. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million.

e)

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares of our common stock, resulting in net proceeds of approximately $548 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (leased to Steward), a facility in Idaho for $87.5 million (leased to LifePoint) and two other facilities for $40 million (leased to Alecto).

f)

On September 7, 2017, we completed a senior unsecured notes offering for $1.4 billion. We used a portion of the net proceeds from the 5.000% Senior Unsecured Notes due 2027 offering to redeem the $350 million aggregate principal amount of our 6.375% Senior Unsecured Notes due 2022, plus a redemption premium, on October 7, 2017. The remaining proceeds, plus borrowings on our revolving credit facility, were used to acquire nine facilities and ancillary properties leased to Steward for $700 million, to make mortgage loans on two properties for $700 million, and to make a $100 million equity investment in Steward.

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

2016 Cash Flow Activity

We generated cash of $264 million from operating activities during 2016, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $218.4 million and certain investing activities including the additional funding of our development activities.

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

g)	On July 20, 2016, we sold three facilities leased to HealthSouth Corporation (now Encompass Health) for $111.5 million.
h)	On September 30, 2016, we completed a public offering of 57.5 million shares of our common stock, resulting in net proceeds of $799.5 million, after deducting offering expenses.
i)

On October 7, 2016, we sold 10.3 million shares of common stock in a private placement to Cerberus, and certain members of Steward management. We sold these shares at a price per share of $14.50, equal to the public offering price of our September 2016 equity offering, generating total proceeds of $150 million.

Debt Restrictions and REIT Requirements

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limits the amount of dividends we can pay to 95% of NAFFO, as defined in the agreements, on a rolling four quarter basis. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2018, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 22, 2019, we have no debt principal payments due in 2019 — see debt maturity schedule below. At February 22, 2019, our availability under our revolving credit facility plus cash on-hand approximated $2 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, quarterly distributions from our joint venture arrangements and availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our purchase obligations as disclosed in the “Contractual Obligations” schedule earlier along with our recent commitment to acquire 11 properties in Australia for approximately $860 million, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of February 22, 2019, we have no debt principal payments due between now and January 2021 when our revolving credit facility, with a current outstanding amount of $28.1 million, comes due (which can be extended by one year). With our liquidity as of February 22, 2019 of approximately $2 billion, along with our current monthly cash receipts from rent and loan interest, quarterly distributions from our joint venture arrangements and availability under our at-the-market equity program, we believe we have the liquidity available for us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, and our purchase obligations included in the “Contractual Obligations” schedule along with our recent commitment to acquire the Australian portfolio.

However, in order to fund additional investments and/or to fund debt maturities coming due in later years, we may need to access one or a combination of the following sources of capital:

•	sale of equity securities;
•	placing new secured loans on real estate located outside the U.S.;
•	amending or entering into new bank term loans;
•	issuing of new USD or other currency denominated debt securities, including senior unsecured notes; and/or
•	proceeds from strategic property sales.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2019	$—
2020	—
2021	28,059
2022	773,350
2023	—
Thereafter	3,273,350
Total	$4,074,759

Results of Operations

Our operating results may vary significantly from year-to-year due to a variety of reasons including acquisitions made during the year, incremental revenues and expenses from acquisitions made in the prior year, revenues and expenses from completed development properties, property disposals, annual escalation provisions, foreign currency exchange rate changes, new or amended debt agreements, issuances of shares through an equity offering, impact from accounting changes, etc. Thus, our operating results for the current year are not necessarily indicative of the results that may be expected in future years.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net income for the year ended December 31, 2018, was $1.02 billion compared to net income of $289.8 million for the year ended December 31, 2017. This increase is primarily due to the approximate $720 million of gains on the sales of real estate recognized in 2018 from the disposal of five properties in the U.S. and the joint venture transaction with Primotop described in Note 3 to Item 1 of this Annual Report on Form 10-K. FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), was $501.0 million, or $1.37 per diluted share for 2018 as compared to $474.9 million, or $1.35 per diluted share for 2017. This 5.5% increase in FFO dollars is primarily due to the increase in revenue from acquisitions and completed development projects during 2018 and 2017.

A comparison of revenues for the years ended December 31, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018		2017		Change
Rent billed	$473,343	60.3%	$435,782	61.8%	$37,561
Straight-line rent	74,741	9.5%	65,468	9.3%	9,273
Income from direct financing leases	73,983	9.5%	74,495	10.6%	(512)
Interest and fee income	162,455	20.7%	129,000	18.3%	33,455
Total revenues	$784,522	100.0%	$704,745	100.0%	$79,777

Our total revenues for 2018 are up $79.8 million or 11.3% over the prior year. This increase is made up of the following:

•

Operating lease revenue (including rent billed and straight-line rent) — up $46.8 million over the prior year of which $60 million is incremental revenue from acquisitions primarily due to the Steward and MEDIAN acquisitions in 2017 and 2018, $24.6 million is from rent recorded on the new Steward leases that converted from mortgage loans in 2018, $11 million is incremental revenue from capital additions, $3.7 million is incremental revenue from development properties that were placed in service, and approximately $5.8 million is from favorable foreign currency fluctuations. These increases are partially offset by approximately $31.4 million of lower revenue as 71 revenue producing properties were contributed to the joint venture transaction with Primotop on August 31, 2018, along with approximately $16 million of lower revenue and approximately $11.2 million of higher straight-line rent write-offs in 2018 associated with other disposals and loss of revenue from certain properties vacated during 2018 - see Note 3 to Item 8 of this Annual Report on Form 10-K for additional information.

•

Income from direct financing leases — down $0.5 million over the prior year, of which $1.2 million is from net revenue earned in 2017 but not in 2018 on the Boise lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture and by the write-off of $1.5 million of DFL unbilled interest associated with the same transaction. The impact was partially offset by $1.9 million of incremental revenue from acquisitions made in 2017 and $0.3 million is from annual escalations of rental rates in accordance with provisions in our leases.

•

Interest and fee income — up $33.5 million over the prior year of which $51.1 million is from incremental revenue from new loans (primarily the $700 million of Steward mortgage loans in 2017) and $0.7 million is from our annual escalations in interest rates in accordance with loan provisions. These increases are partially offset by $15.7 million of lower interest revenue related to certain Steward loans that were converted to fee simple assets in 2018 and $4.1 million of lower revenue related to the Ernest acquisition loan repayment discussed in Note 3 to Item 8 of this Annual Report on Form 10-K.

Interest expense for 2018 and 2017 totaled $223.3 million and $177.0 million, respectively. Although our debt balance at December 31, 2018 is lower than the prior year with the paydown of our revolver from the proceeds of asset disposals, our average debt balance for 2018 was higher than 2017 due to the issuance of the $1.4 billion bonds in September 2017. Our weighted average interest rate was 4.6% for 2018, consistent with 4.6% in 2017. See Note 4 in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

Real estate depreciation and amortization during 2018 was $133.1 million compared to $125.1 million in 2017 primarily due to the incremental depreciation/amortization from the facilities acquired (particularly the Steward and MEDIAN facilities acquired in 2017) and the development properties completed in 2017 and 2018.

Property expenses for 2018 increased $3.4 million compared to 2017 primarily due to the growth of our business internationally along with expense from certain properties vacated during 2018. See Note 3 to Item 8 of this Annual Report on Form 10-K for more details, including the successful re-tenanting of many of these facilities.

General and administrative expenses in 2018 totaled $80.1 million, which is 10.2% of revenues, up from 8.3% of revenues in the prior year. General and administrative expenses as a percentage of revenues was higher during 2018 due to our adoption of ASU 2017-01, as more fully explained in Note 2 to Item 8 of this Annual Report on Form 10-K and the impact on revenues from the joint venture transaction with Primotop on August 31, 2018. Excluding the $6.2 million of higher expense due to the accounting change and adjusting for the revenues included in joint ventures, general and administrative expenses represented 9.0% of adjusted revenues in 2018. On a dollar basis (exclusive of the accounting change impact), general and administrative expenses were up $15.3 million from the prior year due to travel, compensation expenses, and costs associated with expanding our team at our European office, which are all up as a result of the growth and expansion of our company.

Acquisition costs decreased from $29.6 million in 2017 to $0.9 million in 2018. The acquisition costs in 2017 primarily related to real estate transfer taxes on the MEDIAN acquisition. Beginning in 2018, all third party transaction costs directly related to acquisitions are now capitalized due to the adoption of ASU 2017-01.  However, we did incur $0.9 million in the current period related to the settlement of contingencies involving acquisitions that occurred prior to the adoption of ASU 2017-01.

During the year ended December 31, 2018, we sold one acute care property (operated by Steward), three long-term acute care properties (operated by Vibra), 71 inpatient rehabilitation hospitals (operated by MEDIAN) by way of a joint venture arrangement, and one general acute care hospital located in Texas (operated by North Cypress), resulting in a total net gain of $719.4 million. During the year ended December 31, 2017, we sold one LifePoint property resulting in a $7.4 million gain.

In 2018, we had a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus Health facilities and four of our Alecto facilities – see Note 3 to Item 8 of this Annual Report on Form 10-K for further details. We did not have any impairment charges in 2017.

During 2017, we incurred $32.6 million of debt refinancing charges related to the replacement of our credit facility, the payoff of our €200 million term loan, the payoff of our €200 million euro bonds, the prepayment of our $350 million senior unsecured notes, and structuring and underwriting fees associated with the termination of the short-term loan commitment we made in anticipation of the Steward transaction in 2017. We did not have any similar charges during the year ended December 31, 2018.

Other income of $10.1 million in 2018, which was basically flat with 2017, is primarily made up of our earnings from equity interests in real estate joint ventures and in the operations of our tenants along with any foreign currency transaction gains/losses.  Between the two years, the negative impact from the Ernest disposal transaction on other income was almost entirely offset by the income generated from the joint venture with Primotop.

We recognize income tax expense related to our taxable REIT subsidiary (“TRS”) and the local, state and foreign jurisdictions in which we operate. Income tax expense for 2018 was $0.9 million as compared to $2.7 million for 2017. The decrease in tax expense is primarily due to the release of $4.4 million in valuation allowances previously recorded on our federal and state deferred tax assets at our TRS. The tax benefit from the valuation allowance release was partially offset by increases in income tax expense on earnings from our foreign investments. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net income for the year ended December 31, 2017, was $289.8 million compared to net income of $225.0 million for the year ended December 31, 2016. This increase is primarily due to additional revenue generated from the MEDIAN, Steward, and LifePoint investments made in late 2016 and throughout 2017 and incremental revenue from completed development projects, partially offset by higher depreciation expense from such new investments, approximately $54 million in higher gains on sale of properties during 2016, and higher interest expense in 2017 primarily due to the $1.4 billion 5.000% Senior Unsecured Notes due 2027. FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), was $474.9 million, or $1.35 per diluted share for 2017 as compared to $334.8 million, or $1.28 per diluted share for 2016. This 41.8% increase in FFO dollars is primarily due to the increase in revenue from acquisitions and completed development projects during 2017, while FFO per share is only a 5% increase in 2017 compared to prior year due to more shares outstanding from the September 2016 and May 2017 equity offerings.

A comparison of revenues for the years ended December 31, 2017 and 2016 is as follows (dollar amounts in thousands):

	2017		2016		Change
Rent billed	$435,782	61.8%	$327,269	60.5%	$108,513
Straight-line rent	65,468	9.3%	41,067	7.6%	$24,401
Income from direct financing leases	74,495	10.6%	64,307	11.9%	$10,188
Interest and fee income	129,000	18.3%	108,494	20.0%	$20,506
Total revenues	$704,745	100.0%	$541,137	100.0%	$163,608

Our total revenue for 2017 is up $163.6 million or 30.2% over the prior year. This increase is made up of the following:

•

Operating lease revenue (including rent billed and straight-line rent) — up $132.9 million over the prior year of which $1.0 million is from annual escalations of rental rates in accordance with provisions in our leases, $120.3 million is incremental revenue from acquisitions made after December 31, 2016, $16.7 million is incremental revenue from development properties that were completed and put into service in 2016 and 2017, $3.1 million is incremental revenue from capital additions made to existing facilities in 2017 and 2016, $5.6 million relates to the conversion of certain LifePoint facilities in April 2016 from direct financing leases into operating leases, and favorable foreign currency fluctuations. These increases are partially offset by $9.8 million of lower revenue related to dispositions and $4.8 million of higher straight-line rent write-offs in 2017 related to Adeptus Health and the sale of our Muskogee property.

•

Income from direct financing leases — up $10.2 million over the prior year of which $0.8 million is from annual escalations of rental rates in accordance with provisions in our leases, $4.8 million is incremental revenue from acquisitions made after December 31, 2016, and $9.8 million relates to the conversion of certain Prime facilities in October 2016 from mortgage loans to direct financing leases. These increases were partially offset by $5.2 million of net revenue earned in 2016 but not in 2017 from those LifePoint facilities that converted from direct financing leases into operating leases in the first half of 2016.

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

Acquisition costs decreased from $46.3 million in 2016 to $29.6 million in 2017 primarily as a result of $24.8 million of acquisition expenses incurred in 2016 associated with contingent consideration adjustments involving the seller’s capital gains taxes on our MEDIAN transaction in 2015.

During the year ended December 31, 2017, we sold the Muskogee, Oklahoma facility resulting in a net gain on sale of real estate of $7.4 million, while in 2016, we had various dispositions resulting in a net gain on sale of real estate and other asset dispositions of $61.2 million and impairment charges of $7.2 million.

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

Other income (expense) primarily included our earnings from equity investments and foreign currency gain/losses. Earnings from our equity interests increased from a loss of $1.1 million in 2016 to income of $10.1 million in 2017. The loss in 2016 included approximately $5.4 million of one-time acquisition expenses, representing our share of such expenses incurred by our Italian joint venture to acquire its eight hospital properties. The remaining difference of $5.8 million was from additional income related to our increased ownership in and improved operating results of the operator of our Hoboken facility, along with additional income from our IMED Group investment in which the underlying facility began operations on March 31, 2017.

Income tax expense includes U.S. federal and state income taxes on our TRS, as well as non-U.S. income based taxes and withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes was an expense of $2.7 million for 2017 compared to a benefit of $6.8 million for 2016. The income tax benefit recognized for 2016 was primarily due to acquisition costs associated with our European investments and the release of valuation allowances on foreign deferred tax assets of approximately $4 million.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, ($ amounts in thousands except per share data):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands except per unit data)
FFO Information
Net income attributable to MPT common stockholders	$1,016,685	$289,793	$225,048	$139,598	$50,522
Participating securities’ share in earnings	(3,685)	(1,409)	(559)	(1,029)	(895)
Net income, less participating securities’ share in earnings	$1,013,000	$288,384	$224,489	$138,569	$49,627
Depreciation and amortization	143,720	127,559	96,157	69,867	53,938
Gain on sale of real estate	(719,392)	(7,431)	(67,168)	(3,268)	(2,857)
Real estate impairment charges	48,007	—	—	—	5,974
Funds from operations	$485,335	$408,512	$253,478	$205,168	$106,682
Write-off of straight line rent and other	18,002	5,340	3,063	3,928	2,818
Debt refinancing costs	—	32,574	22,539	4,367	1,698
Release of income tax valuation allowance	(4,405)	—	(3,956)	—	—
Acquisition and other transaction costs, net of tax benefit	2,072	28,453	52,473	61,342	26,389
Non-real estate impairment charges	—	—	7,229	—	44,154
Normalized funds from operations	$501,004	$474,879	$334,826	$274,805	$181,741
Per diluted share data
Net income, less participating securities’ share in earnings	$2.76	$0.82	$0.86	$0.63	$0.29
Depreciation and amortization	0.39	0.37	0.37	0.32	0.31
Gain on sale of real estate	(1.96)	(0.02)	(0.26)	(0.01)	(0.01)
Real estate impairment charges	0.13	—	—	—	0.04
Funds from operations	$1.32	$1.17	$0.97	$0.94	$0.63
Write-off of straight line rent and other	0.05	0.01	0.01	0.02	0.02
Debt refinancing costs	—	0.09	0.09	0.02	—
Release of income tax valuation allowance	(0.01)	—	(0.02)	—	—
Acquisition and other transaction costs, net of tax benefit	0.01	0.08	0.20	0.28	0.15
Non-real estate impairment charges	—	—	0.03	—	0.26
Normalized funds from operations	$1.37	$1.35	$1.28	$1.26	$1.06

Total Gross Assets (and Total Pro Forma Gross Assets)

Total gross assets is total assets before accumulated depreciation/amortization and assumes all real estate binding commitments on new investments at December 31, 2018 and unfunded amounts on development deals and commenced capital improvement projects are fully funded, and assumes cash on hand is used in these transactions. Total pro forma gross assets is total gross assets plus our Australian commitment announced on January 31, 2019. We believe total gross assets and total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total gross assets and total pro forma gross assets (in thousands):

	As of December 31, 2018	As of December 31, 2017
Total Assets	$8,843,643	$9,020,288
Add:
Binding real estate commitments on new investments(1)	6,596	17,500
Unfunded amounts on development deals and commenced capital improvement projects(2)	229,979	154,184
Accumulated depreciation and amortization	464,984	455,712
Incremental gross assets of our joint ventures(3)	375,544	—
Less:
Cash and cash equivalents	(236,575)	(171,472)
Total Gross Assets	$9,684,171	$9,476,212

Australian commitment, net of cash(4)	374,276	—
Total Pro Forma Gross Assets	$10,058,447	$9,476,212

(1)	The 2018 column reflects our commitment to acquire a facility in Germany post December 31, 2018. The 2017 column reflects a commitment to acquire a LifePoint facility post December 31, 2017.
(2)

Includes $94.1 million and $137.4 million of unfunded amounts on ongoing development projects and $135.9 million and $16.8 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of December 31, 2018 and 2017, respectively.

(3)	Adjustment needed to reflect our share of our joint venture's gross assets.
(4)	The 2018 column reflects our commitment made on January 31, 2019 to acquire 11 facilities in Australia for approximately $860 million less cash available at December 31, 2018.

Adjusted Revenues

Adjusted revenues are total revenues adjusted for our pro rata portion of similar revenues in our joint venture arrangements. We believe adjusted revenue is useful to investors as it provides a more complete view of revenue across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenues (in thousands):

For the Year Ended December 31, 2018
Total revenues	$784,522
Revenue from real estate properties owned through joint venture arrangements	32,343
Total adjusted revenues	$816,865

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2018:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24
November 10, 2016	December 8, 2016	January 12, 2017	$0.23
August 18, 2016	September 15, 2016	October 13, 2016	$0.23
May 19, 2016	June 16, 2016	July 14, 2016	$0.23
February 19, 2016	March 17, 2016	April 14, 2016	$0.22

On February 14, 2019, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of common stock to be paid on April 11, 2019, to stockholders of record on March 14, 2019.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2018, our outstanding debt totaled $4.0 billion, which consisted of fixed-rate debt of $3.8 billion and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at December 31, 2018 would decrease by approximately $10.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open markets.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of our revolver and term loan at December 31, 2018.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2018 operating results and excluding the gain on sale of real estate as part of the joint venture transaction with Primotop, if the euro exchange rate were to change by 5%, our net income and FFO would change by approximately $2 million and $3.5 million, respectively. Based solely on our 2018 operating results, if the British pound exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and less than $0.2 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of net income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules as listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of net income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules as listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2018	2017
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$547,894	$639,626
Buildings and improvements	4,233,255	4,667,150
Construction in progress	84,172	47,695
Intangible lease assets	403,138	443,134
Real estate held for sale	—	146,615
Net investment in direct financing leases	684,053	698,727
Mortgage loans	1,213,322	1,778,316
Gross investment in real estate assets	7,165,834	8,421,263
Accumulated depreciation	(414,331)	(406,855)
Accumulated amortization	(50,653)	(48,857)
Net investment in real estate assets	6,700,850	7,965,551
Cash and cash equivalents	820,868	171,472
Interest and rent receivables	25,855	78,970
Straight-line rent receivables	220,848	185,592
Other loans	373,198	150,209
Other assets	702,024	468,494
Total Assets	$8,843,643	$9,020,288
LIABILITIES AND EQUITY
Liabilities
Debt, net	$4,037,389	$4,898,667
Accounts payable and accrued expenses	204,325	211,188
Deferred revenue	13,467	18,178
Lease deposits and other obligations to tenants	27,524	57,050
Total Liabilities	4,282,705	5,185,083
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 370,637 shares at December 31, 2018 and 364,424 shares at December 31, 2017	371	364
Additional paid-in capital	4,442,948	4,333,027
Retained earnings (deficit)	162,768	(485,932)
Accumulated other comprehensive loss	(58,202)	(26,049)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	4,547,108	3,820,633
Non-controlling interests	13,830	14,572
Total Equity	4,560,938	3,835,205
Total Liabilities and Equity	$8,843,643	$9,020,288

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$473,343	$435,782	$327,269
Straight-line rent	74,741	65,468	41,067
Income from direct financing leases	73,983	74,495	64,307
Interest and fee income	162,455	129,000	108,494
Total revenues	784,522	704,745	541,137
Expenses
Interest	223,274	176,954	159,597
Real estate depreciation and amortization	133,083	125,106	94,374
Property-related	9,237	5,811	2,712
General and administrative	80,086	58,599	48,911
Acquisition costs	917	29,645	46,273
Total expenses	446,597	396,115	351,867

Other income (expense)
Gain on sale of real estate and other, net	719,392	7,431	61,224
Impairment charges	(48,007)	—	(7,229)
Debt refinancing costs	—	(32,574)	(22,539)
Other	10,094	10,432	(1,619)
Total other income (expense)	681,479	(14,711)	29,837

Income before income tax	1,019,404	293,919	219,107

Income tax (expense) benefit	(927)	(2,681)	6,830

Net income	1,018,477	291,238	225,937
Net income attributable to non-controlling interests	(1,792)	(1,445)	(889)
Net income attributable to MPT common stockholders	$1,016,685	$289,793	$225,048
Earnings per share — basic
Net income attributable to MPT common stockholders	$2.77	$0.82	$0.86
Weighted average shares outstanding — basic	365,364	349,902	260,414
Earnings per share — diluted
Net income attributable to MPT common stockholders	$2.76	$0.82	$0.86
Weighted average shares outstanding — diluted	366,271	350,441	261,072

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$1,018,477	$291,238	$225,937
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(3,317)	—	2,904
Foreign currency translation (loss) gain	(28,836)	66,854	(22,923)
Total comprehensive income	986,324	358,092	205,918
Comprehensive income attributable to non-controlling interests	(1,792)	(1,445)	(889)
Comprehensive income attributable to MPT common stockholders	$984,532	$356,647	$205,029

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands, except per share data)

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	—	$—	236,744	$237	$2,593,827	$(418,650)	$(72,884)	$(262)	$4,997	$2,107,265
Net income	—	—	—	—	—	225,048	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	—	(22,923)
Stock vesting and amortization of stock-based compensation	—	—	1,021	1	7,941	—	—	—	—	7,942
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	—	—	82,749	83	1,173,568	—	—	—	—	1,173,651
Dividends declared ($0.91 per common share)	—	—	—	—	—	(240,512)	—	—	—	(240,512)
Balance at December 31, 2016	—	$—	320,514	$321	$3,775,336	$(434,114)	$(92,903)	$(262)	$4,850	$3,253,228
Net income	—	—	—	—	—	289,793	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	—	66,854
Stock vesting and amortization of stock-based compensation	—	—	785	—	9,949	—	—	—	—	9,949
Treasury shares acquired (41,270 shares)	—	—	—	—	—	—	—	(515)	—	(515)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	—	—	43,125	43	547,742	—	—	—	—	547,785
Dividends declared ($0.96 per common share)	—	—	—	—	—	(341,611)	—	—	—	(341,611)
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	1,016,685	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,317)	—	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	—	(28,836)
Stock vesting and amortization of stock-based compensation	—	—	599	1	16,504	—	—	—	—	16,505
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	—	—	5,614	6	94,233	—	—	—	—	94,239
Dividends declared ($1.00 per common share)	—	—	—	—	—	(369,923)	—	—	—	(369,923)
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Operating activities
Net income	$1,018,477	$291,238	$225,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,492	131,979	97,601
Amortization of deferred financing costs and debt discount	7,363	6,521	7,613
Direct financing lease interest accretion	(9,783)	(9,933)	(9,120)
Straight-line rent revenue	(90,811)	(70,808)	(41,567)
Share-based compensation	16,505	9,949	7,942
Gain from sale of real estate and other, net	(719,392)	(7,431)	(61,224)
Impairment charges	48,007	—	7,229
Straight-line rent and other write-off	18,002	5,340	3,063
Debt refinancing costs	—	32,574	22,539
Other adjustments	(3,768)	(1,204)	3,563
Changes in:
Interest and rent receivables	46,498	(21,116)	(13,247)
Other assets	(18,051)	(5,318)	(19,202)
Accounts payable and accrued expenses	(5,596)	2,494	41,583
Deferred revenue	145	(2,050)	(8,872)
Net cash provided by operating activities	449,088	362,235	263,838
Investing activities
Cash paid for acquisitions and other related investments	(1,430,995)	(2,246,788)	(1,682,409)
Net proceeds from sale of real estate	1,513,666	64,362	198,767
Principal received on loans receivable	885,917	8,480	906,757
Investment in loans receivable	(212,002)	(19,338)	(109,027)
Construction in progress and other	(53,967)	(73,812)	(171,209)
Investment in unsecured senior notes	—	—	(50,000)
Proceeds from sale of unsecured notes	—	—	50,000
Other investments, net	(138,441)	(94,970)	(69,423)
Net cash provided by (used for) investing activities	564,178	(2,362,066)	(926,544)
Financing activities
Proceeds from term debt	759,735	2,355,280	1,000,000
Payments of term debt	—	(1,038,221)	(575,299)
Payment of deferred financing costs	—	(32,794)	(15,468)
Revolving credit facilities, net	(811,718)	550,415	(810,000)
Distributions paid	(363,906)	(326,729)	(218,393)
Lease deposits and other obligations to tenants	(20,606)	27,525	14,557
Proceeds from sale of common shares, net of offering costs	94,239	547,785	1,173,651
Other financing activities	(3,614)	(12,984)	(16,485)
Net cash (used for) provided by financing activities	(345,870)	2,070,277	552,563
Increase (decrease) in cash, cash equivalents, and restricted cash for the year	667,396	70,446	(110,143)
Effect of exchange rate changes	(17,218)	16,920	(3,003)
Cash, cash equivalents and restricted cash at beginning of year	172,247	84,881	198,027
Cash, cash equivalents, and restricted cash at end of year	$822,425	$172,247	$84,881
Interest paid, including capitalized interest of $1,480 in 2018, $840 in 2017, and $2,320 in 2016	$221,779	$149,798	$138,770
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$95,419	$89,403	$74,521
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240	$195,541
Restricted cash, included in Other assets	775	1,641	2,486
	$172,247	$84,881	$198,027
End of period:
Cash and cash equivalents	$820,868	$171,472	$83,240
Restricted cash, included in Other assets	1,557	775	1,641
	$822,425	$172,247	$84,881

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2018	2017
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$547,894	$639,626
Buildings and improvements	4,233,255	4,667,150
Construction in progress	84,172	47,695
Intangible lease assets	403,138	443,134
Real estate held for sale	—	146,615
Net investment in direct financing leases	684,053	698,727
Mortgage loans	1,213,322	1,778,316
Gross investment in real estate assets	7,165,834	8,421,263
Accumulated depreciation	(414,331)	(406,855)
Accumulated amortization	(50,653)	(48,857)
Net investment in real estate assets	6,700,850	7,965,551
Cash and cash equivalents	820,868	171,472
Interest and rent receivables	25,855	78,970
Straight-line rent receivables	220,848	185,592
Other loans	373,198	150,209
Other assets	702,024	468,494
Total Assets	$8,843,643	$9,020,288
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$4,037,389	$4,898,667
Accounts payable and accrued expenses	108,574	121,465
Deferred revenue	13,467	18,178
Lease deposits and other obligations to tenants	27,524	57,050
Payable due to Medical Properties Trust, Inc.	95,361	89,333
Total Liabilities	4,282,315	5,184,693
Commitments and Contingencies
Capital
General partner — issued and outstanding — 3,706 units at December 31, 2018 and 3,644 units at December 31, 2017	46,084	38,489
Limited Partners:
Common units — issued and outstanding — 366,931 units at December 31, 2018 and 360,780 units at December 31, 2017	4,559,616	3,808,583
LTIP units — issued and outstanding — 232 units at December 31, 2018 and 292 units December 31, 2017	—	—
Accumulated other comprehensive loss	(58,202)	(26,049)
Total MPT Operating Partnership, L.P. capital	4,547,498	3,821,023
Non-controlling interests	13,830	14,572
Total Capital	4,561,328	3,835,595
Total Liabilities and Capital	$8,843,643	$9,020,288

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$473,343	$435,782	$327,269
Straight-line rent	74,741	65,468	41,067
Income from direct financing leases	73,983	74,495	64,307
Interest and fee income	162,455	129,000	108,494
Total revenues	784,522	704,745	541,137
Expenses
Interest expense	223,274	176,954	159,597
Real estate depreciation and amortization	133,083	125,106	94,374
Property-related	9,237	5,811	2,712
General and administrative	80,086	58,599	48,911
Acquisition costs	917	29,645	46,273
Total expenses	446,597	396,115	351,867

Other income (expense)
Gain on sale of real estate and other, net	719,392	7,431	61,224
Impairment charges	(48,007)	—	(7,229)
Debt refinancing costs	—	(32,574)	(22,539)
Other	10,094	10,432	(1,619)
Total other income (expense)	681,479	(14,711)	29,837

Income before income tax	1,019,404	293,919	219,107

Income tax (expense) benefit	(927)	(2,681)	6,830

Net income	1,018,477	291,238	225,937
Net income attributable to non-controlling interests	(1,792)	(1,445)	(889)
Net income attributable to MPT Operating Partnership partners	$1,016,685	$289,793	$225,048
Earnings per unit — basic
Net income attributable to MPT Operating Partnership partners	$2.77	$0.82	$0.86
Weighted average units outstanding — basic	365,364	349,902	260,414
Earnings per unit — diluted
Net income attributable to MPT Operating Partnership partners	$2.76	$0.82	$0.86
Weighted average units outstanding — diluted	366,271	350,441	261,072

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$1,018,477	$291,238	$225,937
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(3,317)	—	2,904
Foreign currency translation (loss) gain	(28,836)	66,854	(22,923)
Total comprehensive income	986,324	358,092	205,918
Comprehensive income attributable to non-controlling interests	(1,792)	(1,445)	(889)
Comprehensive income attributable to MPT Operating Partnership partners	$984,532	$356,647	$205,029

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands, except per unit data)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2015	2,363	$21,773	234,381	$2,153,769	292	$—	$(72,884)	$4,997	$2,107,655
Net income	—	2,251	—	222,797	—	—	—	889	225,937
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,904	—	2,904
Foreign currency translation loss	—	—	—	—	—	—	(22,923)	—	(22,923)
Unit vesting and amortization of unit-based compensation	10	80	1,011	7,862	—	—	—	—	7,942
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,036)	(1,036)
Proceeds from offering (net of offering costs)	831	11,737	81,918	1,161,914	—	—	—	—	1,173,651
Distributions declared ($0.91 per unit)	—	(2,405)	—	(238,107)	—	—	—	—	(240,512)
Balance at December 31, 2016	3,204	$33,436	317,310	$3,308,235	292	$—	$(92,903)	$4,850	$3,253,618
Net income	—	2,898	—	286,895	—	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	66,854
Unit vesting and amortization of unit-based compensation	9	99	776	9,850	—	—	—	—	9,949
Treasury units acquired (41,270 units)	—	(6)	—	(509)	—	—	—	—	(515)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	431	5,478	42,694	542,307	—	—	—	—	547,785
Distributions declared ($0.96 per unit)	—	(3,416)	—	(338,195)	—	—	—	—	(341,611)
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	10,167	—	1,006,518	—	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	(28,836)
Unit vesting and amortization of unit-based compensation	6	165	593	16,340	—	—	—	—	16,505
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	56	942	5,558	93,297	—	—	—	—	94,239
Distributions declared ($1.00 per unit)	—	(3,698)	—	(366,225)	—	—	—	—	(369,923)
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Operating activities
Net income	$1,018,477	$291,238	$225,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,492	131,979	97,601
Amortization of deferred financing costs and debt discount	7,363	6,521	7,613
Direct financing lease interest accretion	(9,783)	(9,933)	(9,120)
Straight-line rent revenue	(90,811)	(70,808)	(41,567)
Unit-based compensation	16,505	9,949	7,942
Gain from sale of real estate and other, net	(719,392)	(7,431)	(61,224)
Impairment charges	48,007	—	7,229
Straight-line rent and other write-off	18,002	5,340	3,063
Debt refinancing costs	—	32,574	22,539
Other adjustments	(3,768)	(1,204)	3,563
Changes in:
Interest and rent receivables	46,498	(21,116)	(13,247)
Other assets	(18,051)	(5,318)	(19,202)
Accounts payable and accrued expenses	(5,596)	2,494	41,583
Deferred revenue	145	(2,050)	(8,872)
Net cash provided by operating activities	449,088	362,235	263,838
Investing activities
Cash paid for acquisitions and other related investments	(1,430,995)	(2,246,788)	(1,682,409)
Net proceeds from sale of real estate	1,513,666	64,362	198,767
Principal received on loans receivable	885,917	8,480	906,757
Investment in loans receivable	(212,002)	(19,338)	(109,027)
Construction in progress and other	(53,967)	(73,812)	(171,209)
Investment in unsecured senior notes	—	—	(50,000)
Proceeds from sale of unsecured senior notes	—	—	50,000
Other investments, net	(138,441)	(94,970)	(69,423)
Net cash provided by (used for) investing activities	564,178	(2,362,066)	(926,544)
Financing activities
Proceeds from term debt	759,735	2,355,280	1,000,000
Payments of term debt	—	(1,038,221)	(575,299)
Payment of deferred financing costs	—	(32,794)	(15,468)
Revolving credit facilities, net	(811,718)	550,415	(810,000)
Distributions paid	(363,906)	(326,729)	(218,393)
Lease deposits and other obligations to tenants	(20,606)	27,525	14,557
Proceeds from sale of units, net of offering costs	94,239	547,785	1,173,651
Other financing activities	(3,614)	(12,984)	(16,485)
Net cash (used for) provided by financing activities	(345,870)	2,070,277	552,563
Increase (decrease) in cash, cash equivalents and restricted cash for the year	667,396	70,446	(110,143)
Effect of exchange rate changes	(17,218)	16,920	(3,003)
Cash, cash equivalents and restricted cash at beginning of year	172,247	84,881	198,027
Cash, cash equivalents and restricted cash at end of year	$822,425	$172,247	$84,881
Interest paid, including capitalized interest of $1,480 in 2018, $840 in 2017, and $2,320 in 2016	$221,779	$149,798	$138,770
Supplemental schedule of non-cash financing activities:
Dividends declared, not paid	$95,419	$89,403	$74,521
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$171,472	$83,240	$195,541
Restricted cash, included in Other assets	775	1,641	2,486
	$172,247	$84,881	$198,027
End of period:
Cash and cash equivalents	$820,868	$171,472	$83,240
Restricted cash, included in Other assets	1,557	775	1,641
	$822,425	$172,247	$84,881

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

At December 31, 2018, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities. We have determined that we are not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs are presented below at December 31, 2018 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset Type Classification	Carrying Amount(2)
Equity investments	$17,187	Other assets	$—

(1)

Our maximum loss exposure related to our equity investment in VIEs represent the current carrying values of such investment plus any other related assets (such as rent receivables) less any liabilities.

(2)	Carrying amount reflects the net book value of our equity interest only in the VIE.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE’s economic performance. As of December 31, 2018, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

Typically, our loans are collateralized by assets of the borrower (some assets of which are on the premises of facilities owned by us) and further supported by limited guarantees made by certain principals of the borrower.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method, such as our joint venture with Primotop as discuss in Note 3. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the other income line of our consolidated statements of net income. Except for our joint venture with Primotop, we have elected to record our share of such investee’s earnings or losses on a 90-day lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, and impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investments in Steward Health Care System LLC (“Steward”) and Median Kliniken S.á.r.l. (“MEDIAN”)) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee.

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

In regards to property disposals, starting January 1, 2018, we account for such transactions pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Under this guidance, we recognize a sale of real estate when control has been transferred to the buyer and collection of the sales price is probable. Prior to 2018, we could not recognize a sale if we had continuing involvement in the real estate. Upon adoption of the new accounting guidance, we recorded a $2 million adjustment to retained earnings to fully recognize a gain on real estate sold in prior years that was required to be deferred under old accounting guidance.

Acquired Real Estate Purchase Price Allocation:  Since January 1, 2018 with adoption of ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), all of our property acquisitions have been accounted for as asset acquisitions. Prior to 2018, properties acquired for leasing purposes were accounted for using business combination accounting rules. The primary impact to us from this change in accounting is the capitalization of third party transaction costs that are directly related to the acquisition as these costs were expensed under business combination accounting rules. Under either accounting method, we allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time to time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted average useful lives at December 31, 2018 are as follows:

Buildings and improvements	39.2 years
Tenant lease intangibles	26.0 years
Leasehold improvements	16.4 years
Furniture, equipment and other	9.8 years

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

Our financial statements include the operations of a taxable REIT subsidiary (“TRS”), MPT Development Services, Inc. (“MDS”), and with many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. MDS is not entitled to a dividends paid deduction and is subject to U.S. federal, state, and local income taxes. MDS is authorized to provide property development, leasing, and management services for third-party owned properties, and we will make non-mortgage loans to and/or investments in our lessees through this entity.

With the property acquisitions and investments in Europe, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the U.S. as such income from our international properties flows through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

The calculation of our income taxes involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. However, if a more likely than not position cannot be reached, we record a liability as an off-set to the tax benefit and adjust the liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the uncertain tax position liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Deferred Costs: Costs incurred that directly relate to the offerings of stock are deferred and netted against proceeds received from the offering. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are capitalized and recognized as a reduction in interest income over the life of the loan.

Deferred Financing Costs: We generally capitalize financing costs incurred in connection with new financings and refinancings of debt. These costs are amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the debt (interest method) and are included within Debt, net on our consolidated balance sheets. For debt without defined principal repayment terms, such as our revolving credit facility, the deferred costs are amortized on the straight-line method over the term of the debt and are included as a component of Other assets on our consolidated balance sheets.

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

Fair Value Option Election: For our equity interest in Ernest along with any related loans (all of which other than the mortgage loans were sold or paid off on October 4, 2018 - see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans that existed at December 31, 2018.

Reclassifications: Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Developments:

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), allowing companies to record a cumulative adjustment to retained earnings in the period of adoption rather than requiring the restatement of prior periods.

This standard is effective for us on January 1, 2019. We do have leases in which we are the lessee, including ground leases, on which certain of our facilities reside, along with corporate office and equipment leases. Although we do not expect any change in the current operating lease classification of these leases, we will record a right-of-use asset and a lease liability on our balance sheet upon adoption of this standard, which we estimate to be between $80 million to $90 million with any difference recorded as a cumulative adjustment in equity. From a lessor perspective, we do not expect any change in the current classification and accounting of our existing leases. However, we do expect certain non-lease components (such as certain operating expenses that we pay and our tenants reimburse us for pursuant to our “triple-net” leases) to be recorded gross versus net of the respective expenses upon adoption of this standard in 2019 in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. For those operating expenses that our tenants pay directly to third parties pursuant to our leases, we will continue to present on a net basis.

3. Real Estate Activities

Acquisitions

For the years ended December 31, 2018, 2017, and 2016, we acquired the following assets:

	2018	2017	2016
	(in thousands)
Assets Acquired
Land	$71,880	$240,993	$91,071
Building	686,739	985,219	655,324
Intangible lease assets — subject to amortization (weighted average useful life of 27.9 years in 2018, 27.7 years in 2017, and 28.5 years in 2016)	90,651	181,004	94,167
Net investments in direct financing leases	—	40,450	178,000
Mortgage loans	—	700,000	600,000
Other loans	336,458	—	—
Equity investments and other assets	245,267	100,000	70,166
Liabilities assumed	—	(878)	(6,319)
Total assets acquired	$1,430,995	$2,246,788	$1,682,409
Loans repaid(1)	(764,447)	—	(193,262)
Total net assets acquired	$666,548	$2,246,788	$1,489,147

(1)

The 2018 column includes $0.8 billion of loans advanced to Steward in 2016 and repaid in 2018 as part of sale leaseback conversion described below. The 2016 column includes $93.3 million of loans advanced to Capella(2) in 2015 and repaid in 2016 as a part of the Capella transaction (2), along with $100.0 million of loans advanced to Prime Healthcare Services, Inc. (“Prime”) in 2015 and repaid in 2016 as part of the sale leaseback conversion of four properties in New Jersey.

(2)

In 2018, LifePoint Health, Inc. (“LifePoint”) merged with RCCH, who acquired Capella Healthcare, Inc. (“Capella”) in 2016.  Any reference to either LifePoint, RCCH, or Capella represent the same entity.

2018 Activity

Joint Venture Transaction

On August 31, 2018, we completed a joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”) pursuant to which we contributed 71 of our post-acute hospitals in Germany, with an aggregate fair value of €1.635 billion, for a 50% interest, while Primotop contributed cash for its 50% interest in the joint venture. As part of the transaction, we received an aggregate amount of approximately €1.14 billion, from the proceeds of the cash contributed by Primotop and the secured debt financing placed on the joint venture’s real estate (as more fully discussed in Note 4), and we recognized an approximate €500 million gain on sale. Our interest in the joint venture is made up of a 50% equity investment valued at approximately €210 million, which is being accounted for under the equity method of accounting, and a €290 million shareholder loan (with terms identical to Primotop’s shareholder loan).

Other Transactions

On August 31, 2018, we acquired an acute care facility in Pasco, Washington for $17.5 million. The property is leased to RCCH, pursuant to the existing long-term master lease entered into with RCCH in April 2016.

On August 28, 2018, we acquired three inpatient rehabilitation hospitals in Germany for €17.3 million (including real estate transfer taxes). These hospitals are part of a four-hospital portfolio that we agreed to purchase for an aggregate amount of €23 million (including real estate transfer taxes) in June 2018 – see Note 13 for an update on the final property in this portfolio. The properties are leased to MEDIAN, pursuant to a new 27-year master lease with annual escalators at the greater of 1% or 70% of the change in German CPI.

During 2018, we acquired the fee simple real estate of five general acute care hospitals, four of which are located in Massachusetts and one located in Texas, from Steward Health Care System LLC (“Steward”) in exchange for the reduction of $764.4 million of mortgage loans made to Steward in October 2016 and March 2018, along with additional cash consideration. These properties are being leased to Steward pursuant to the original master lease from October 2016 that had an initial 15-year term with three five-year extension options, plus CPI increases.

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

On July 22, 2016, we acquired an acute care facility in Olympia, Washington in exchange for a $93.3 million loan and an additional $7 million in cash, as contemplated in the initial Capella acquisition transaction in 2015. The terms of the Olympia lease are substantially similar to those of the master lease with Capella post lease amendment. See the Capella Disposal Transaction under the subheading “Disposals” below for further details on the terms of these leases.

On June 22, 2016, we closed on the final property of the initial MEDIAN transaction that began in 2014 for a purchase price of €41.6 million.

On May 2, 2016, we acquired an acute care hospital in Newark, New Jersey for an aggregate purchase price of $63 million leased to Prime pursuant to the fifth master lease. Furthermore, we committed to advance an additional $30 million to Prime over a three-year period to be used solely for capital additions to the real estate; any such addition will be added to the base upon which the lessee will pay us rents. None of the additional $30 million has been funded to date.

Development Activities

2018 Activity

During the year ended December 31, 2018, we completed the construction on Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms similar to the original master lease.

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

In April 2017, we completed the acquisition of the long leasehold interest of a development site in Birmingham, England from the Circle Health Group (“Circle”) (the tenant of our existing site in Bath, England) for a purchase price of £2.7 million. Simultaneously with the acquisition, we entered into contracts with the property landlord and Circle committing us to construct an acute care hospital on the site and have subsequently added a rehabilitation facility to the development. Our total development costs for both facilities are anticipated to be approximately £50 million. Circle is contracted to enter into a lease of the hospital following completion of construction for an initial 15-year term with rent to be calculated based on our total development costs.

On December 19, 2017, we entered into an agreement to finance the development of and lease an acute care hospital in Idaho Falls, Idaho, for $113.5 million. This facility will be leased to Surgery Partners, Inc. (“Surgery Partners”) pursuant to a long-term lease upon completion.

2016 Activity

During 2016, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health — We completed 19 acute care facilities for this tenant during 2016 totaling $136.6 million.
•	Ernest Toledo — This $18.4 million inpatient rehabilitation facility located in Toledo, Ohio opened on April 1, 2016 and is being leased to Ernest pursuant to the original 2012 master lease.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2018	Estimated Rent Commencement Date
Circle Health (Birmingham, England)	$43,288	$28,881	2Q 2019
Circle Health Rehabilitation (Birmingham, England)	21,505	9,081	3Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	46,210	1Q 2020
	$178,261	$84,172

Disposals

2018 Activity

On October 4, 2018, we finalized a recapitalization agreement in which we sold our investment in the operations of Ernest and were repaid for our outstanding acquisition loans, working capital loans, and any unpaid interest.  Total proceeds received from this transaction approximated $176 million.  We retained ownership of the real estate and secured mortgage loans of our Ernest properties.

On August 31, 2018, we completed the previously described joint venture arrangement with Primotop, in which we contributed the real estate of 71 of our post-acute hospitals in Germany, with a fair value of approximately €1.635 billion, resulting in a gain of approximately €500 million.  See “2018 Activity” in this Note 3 for further details on this transaction.

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

Summary of Operations for Disposed Assets in 2018

The properties sold during 2018 did not meet the definition of discontinued operations. However, the following represents the operating results (excluding the St. Joseph sale in March 2018) from these properties for the periods presented (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenues	$88,838	$132,039	$109,544
Real estate depreciation and amortization	(15,849)	(31,870)	(26,410)
Property-related expenses	(531)	(404)	(45)
Other income (expense) (1)	709,717	(14,168)	(23,937)
Income from real estate dispositions, net	$782,175	$85,597	$59,152

(1)	Includes approximately $720 million of gains on sale for the twelve months ended December 31, 2018.

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

Encompass Health Transaction

On July 20, 2016, we sold three inpatient rehabilitation hospitals located in Texas and operated by Encompass Health for $111.5 million, resulting in a net gain of approximately $45 million.

Summary of Operations for Disposed Assets in 2016

The properties sold during 2016 did not meet the definition of discontinued operations. However, the following represents the operating results from these properties (excluding loans repaid in the Capella Disposal Transaction) for the periods presented (in thousands):

For the Year Ended December 31, 2016
Revenues	$8,350
Real estate depreciation and amortization	(2,870)
Property-related expenses	(113)
Other income(1)	60,283
Income from real estate dispositions, net	$65,650

(1)	Includes approximately $60 million of net gains on sale for the year ended December 31, 2016.

Intangible Assets

At December 31, 2018 and 2017, our intangible lease assets were $403.1 million ($352.5 million, net of accumulated amortization) and $443 million ($394 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $17.6 million, $15.8 million, and $13.4 million in 2018, 2017, and 2016, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2019	$16,687
2020	16,507
2021	16,493
2022	16,479
2023	16,413

As of December 31, 2018, capitalized lease intangibles have a weighted average remaining life of 26.0 years.

Leasing Operations

At December 31, 2018, leases on two Alecto facilities, 15 Ernest facilities and ten Prime facilities are accounted for as DFLs.

The components of our net investment in DFLs consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Minimum lease payments receivable	$2,091,504	$2,294,081
Estimated residual values	424,719	448,339
Less unearned income	(1,832,170)	(2,043,693)
Net investment in direct financing leases	$684,053	$698,727

Minimum rental payments due to us over the remaining lease term under operating leases and DFLs at December 31, 2018, are as follows (amounts in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2019	$433,542	$64,971	$498,513
2020	437,025	66,270	503,295
2021	445,598	67,595	513,193
2022	450,592	68,947	519,539
2023	457,732	70,326	528,058
Thereafter	9,612,430	1,544,035	11,156,465
	$11,836,919	$1,882,144	$13,719,063

Adeptus Health – Transition Properties

2018 Activity

As noted in previous filings, effective October 2, 2017, we had 16 properties transitioning away from Adeptus Health in stages over a two year period as part of Adeptus Health’s confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. Through December 31, 2018, Adeptus Health vacated and stopped making rent payments on 14 properties. As a result of the shortening of our lease term on these properties, we accelerated the amortization of the straight-line rent receivables resulting in a reduction of straight-line rent revenue by $6.1 million in 2018. Of the other two properties, one will be transitioned away from Adeptus Health on October 1, 2019 and one has been re-leased by Adeptus Health.

In August and early October 2018, we re-leased three of the vacant facilities in the Houston market and five in the San Antonio market, respectively, to Steward at rates consistent with that of the previous Adeptus Health lease. At December 31, 2018, our investment in the remaining seven transition facilities (that have not been re-leased) approximates less than 0.5% of our total assets. Although we expect to re-tenant and/or sell the remaining seven facilities in the near future, we lowered the carrying value of the six remaining vacant facilities by $18 million to fair value during 2018, based on market data received during the year.

2017 Activity

On December 7, 2017, we announced that UCHealth Partners LLC (“UCHealth”), an affiliate of University of Colorado Hospital, had acquired all of Adeptus Health’s Colorado joint venture interests, assuming the existing master lease of 11 of our free standing emergency facilities. The 11 facilities that are now master leased to UCHealth affiliates had a gross investment of approximately $60 million. The master lease was amended to provide a new 15-year initial term effective January 1, 2018 with three five-year renewal options, while retaining annual escalation provisions of the increase in the CPI with a 2% minimum.

On April 4, 2017, we announced that our Louisiana freestanding emergency facilities then-operated by Adeptus Health (with a total budgeted investment of approximately $25 million) had been re-leased to Ochsner Clinic Foundation (“Ochsner”), a health care system in the New Orleans area. We incurred a non-cash charge of $0.5 million to write-off the straight-line rent receivables associated with the previous Adeptus Health lease on these properties. On October 18, 2017, Ochsner agreed to an amended and restated lease that provided for initial terms of 15 years with a 9.2% average minimum lease rate based on our total development and construction cost, as well as the addition of three five-year renewal options.

Gilbert and Florence Facilities

In the first quarter of 2018, we terminated the lease at our Gilbert and Florence, Arizona facilities due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge of $1.1 million to reserve against the straight-line rent receivables in February 2018. On April 25, 2018, this former tenant filed for involuntary bankruptcy. On December 14, 2018, the Florence facility was re-leased to Steward pursuant to our original master lease with them with a term to begin in the first quarter of 2019. At December 31, 2018, any outstanding receivables on Florence and Gilbert were completely reserved. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert facility (less than 0.2% of total assets at December 31, 2018) is fully recoverable.

Alecto Healthcare facilities

At December 31, 2018, we own four acute care facilities that are leased to Alecto and have a mortgage loan on a fifth property.  With the continued softening in the markets and the overall decline in the operating results of the facility tenant, we lowered the carrying value of the four owned properties by $30 million to fair value. At December 31, 2018, our total investment in these properties is less than 1 % of our total assets.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2018		As of December 31, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Mortgage loans	$1,213,322	8.8%	$1,778,316	8.3%
Acquisition loans	3,454	10.8%	118,448	13.8%
Working capital and other loans	369,744	5.4%	31,760	7.6%
	$1,586,520		$1,928,524

Our mortgage loans cover 10 of our properties with four operators. The decrease in mortgage loans relates to the use of Steward mortgage loans to fund the acquisition of the related fee simple real estate as more fully described in this note under sub-caption “Acquisitions”.

Upon the finalization of the Ernest recapitalization agreement on October 4, 2018, we sold our investment in the operations of Ernest, and all outstanding acquisition loans and unpaid interest with Ernest were repaid (which made up the majority of the acquisition loan balance in 2017). The remaining acquisition loan balance is our outstanding loan with Vibra, which will mature in 2020.

Other loans consist of loans to our tenants for acquisitions and working capital purposes and includes our shareholder loan made to the joint venture with Primotop on August 31, 2018 (as more fully described above in this Note 3) in the amount of €290 million.

Concentration of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities if needed, with more effective operators:

1)	Facility concentration – At December 31, 2018, we had no investment of any single property greater than 4.2% of our total assets, which is consistent with December 31, 2017.
2)

Operator concentration – For the year ended December 31, 2018, revenue from Steward, Prime, MEDIAN, and Ernest represented 39%, 16%, 13% and 8%, respectively. In comparison, these operators represented 27%, 18%, 14% and 10%, respectively, for the year ended December 31, 2017.

3)

Geographic concentration – At December 31, 2018, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets, which is consistent with December 31, 2017.

4)

Facility type concentration – For the year ended December 31, 2018, approximately 76% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 20% and 4%, respectively. In comparison, general acute care, rehabilitation, and long –term acute care facilities made up 69%, 25%, and 6%, respectively, for the year ended December 31, 2017.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have or had an equity interest in during the year were $501.4 million, $422.4 million, and $282.9 million in 2018, 2017, and 2016, respectively.

4. Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2018	As of December 31, 2017
Revolving credit facility(A)	$28,059	$840,810
Term loans	200,000	200,000
4.000% Senior Unsecured Notes due 2022(B)	573,350	600,250
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	573,350	600,250
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,074,759	$4,941,310
Debt issue costs, net	(37,370)	(42,643)
	$4,037,389	$4,898,667

(A)	Includes £22 million and £8 million of GBP-denominated borrowings that reflect the exchange rate at December 31, 2018 and December 31, 2017, respectively.
(B)	These notes are Euro-denominated and reflect the exchange rate at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2019	$—
2020	—
2021	28,059
2022	773,350
2023	—
Thereafter	3,273,350
Total	$4,074,759

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

At December 31, 2018 and 2017, we had $28.1 million and $840.8 million, respectively, outstanding on the revolving credit facility. At December 31, 2018, our availability under our revolving credit facility was $1.27 billion. The weighted average interest rate on this facility was 2.7% and 2.4% for 2018 and 2017, respectively.

At December 31, 2018 and 2017, the interest rate in effect on our term loan was 3.89% and 2.98%, respectively.

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

5.000% Senior Unsecured Notes due 2027

On September 7, 2017, we completed a $1.4 billion senior unsecured notes offering (“5.000% Senior Unsecured Notes due 2027”). Interest on the notes is payable on April 15 and October 15 of each year. The notes pay interest in cash at a rate of 5.000% per year. The notes mature on October 15, 2027. We may redeem some or all of the notes at any time prior to October 15, 2022 at a “make whole” redemption price. On or after October 15, 2022, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to October 15, 2020, we may redeem up to 40% of the notes at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

With the completion of the 5.000% Senior Unsecured Notes due 2027 offering in 2017, we canceled a $1.0 billion term loan facility commitment from J.P. Morgan Chase Bank, N.A. that we received to assist in funding the September 2017 Steward Transaction.

Other Activity

2018

In preparation of the joint venture with Primotop described under “2018 Activity” in Note 3, we issued secured debt on August 3, 2018, resulting in gross proceeds of €655 million. Provisions of the secured debt included a term of seven years and a swapped fixed rate of approximately 2.3%. Subsequently, on August 31, 2018, the secured debt was contributed along with the related real estate of 71 properties to form the joint venture.

2017

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

On October 10, 2013, we completed a €200 million offering of senior unsecured notes (“5.750% Senior Unsecured Notes due 2020”). The 5.750% Senior Unsecured Notes due 2020 paid interest in cash at a rate of 5.750% per year. The notes had a maturity date of October 1, 2020. On March 4, 2017, we redeemed the €200 million aggregate principal amount of our 5.750% Senior Unsecured Notes due 2020 and incurred a redemption premium of approximately $9 million.

Debt Refinancing Costs

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

and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. Through 2018, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2018, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our TRS is subject to applicable U.S. federal, state and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRS and our foreign operations, income tax expense (benefit) were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current income tax (benefit) expense:
Domestic	$(125)	$(41)	$42
Foreign	3,294	3,062	1,856
	3,169	3,021	1,898
Deferred income tax (benefit) expense:
Domestic	(3,713)	(233)	147
Foreign	1,471	(107)	(8,875)
	(2,242)	(340)	(8,728)
Income tax expense (benefit)	$927	$2,681	$(6,830)

A reconciliation of the income tax expense (benefit) at the statutory income tax rate and the effective tax rate for income before income taxes for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	2018	2017	2016
Income before income tax	$1,019,404	$293,919	$219,107
Income tax at the U.S. statutory federal rate (21% in 2018 and 35% in 2017 and 2016)	214,075	102,872	76,687
Increase (decrease) resulting from:
Foreign rate differential	(2,643)	(2,326)	1,434
State income taxes, net of federal benefit	379	—	66
U.S. earnings not subject to federal income tax	(208,472)	(98,026)	(84,927)
Equity investments	(46)	3,293	4,297
Change in valuation allowance	(2,668)	(5,391)	(6,104)
Other items, net	302	2,259	1,717
Total income tax expense (benefit)	$927	$2,681	$(6,830)

The foreign provision (benefit) for income taxes is based on foreign profit before income taxes of $18.6 million in 2018 as compared with foreign losses before income taxes of $(0.1) million in 2017, and $(23.5) million in 2016.

The domestic provision (benefit) for income taxes is based on income before income taxes of $8.0 million in 2018 from our TRS as compared with income before income taxes of $13.9 million in 2017, and a loss before income taxes of $(1.4) million in 2016.

At December 31, 2018 and 2017, components of our deferred tax assets and liabilities were as follows (in thousands):

	2018	2017
Deferred tax assets:
Operating loss and interest deduction carry forwards	$21,984	$24,580
Other	277	504
Total deferred tax assets	22,261	25,084
Valuation allowance	(3,444)	(11,101)
Total net deferred tax assets	$18,817	$13,983
Deferred tax liabilities:
Property and equipment	$(12,359)	$(4,336)
Net unbilled revenue	(1,633)	(6,113)
Partnership investments	—	(2,099)
Other	(300)	(1,320)
Total deferred tax liabilities	(14,292)	(13,868)
Net deferred tax asset (liability)	$4,525	$115

At December 31, 2018, our U.S. net operating losses (“NOLs”) consisted of $78.3 million of federal NOLs and $99.9 million of state NOLs available as offsets to future years’ taxable income. The NOLs primarily expire between 2022 and 2036. We have alternative minimum tax credits of $0.1 million as of December 31, 2018.  To the extent these alternative minimum tax credits exceed regular tax liability in tax years 2019 through 2021, 50% of the excess credit are refundable.  Any remaining alternative minimum tax credit will be refunded in 2022. At December 31, 2018, we had foreign NOLs of $8.6 million that may be carried forward indefinitely.

Valuation Allowance

The valuation allowance disclosed in the table above relates to foreign and domestic net operating loss carryforwards and other net deferred tax assets that may not be realized. As of each reporting date, we consider all new evidence that could impact the future realization of our deferred tax assets.  In the evaluation of the need for a valuation allowance on our deferred income tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance.

During the fourth quarter of 2018, we released $4.4 million of valuation allowances previously recorded against our U.S. federal and state net deferred tax assets.  We now expect these domestic deferred tax assets will be fully utilized to offset taxable income in future years.  The decision to reverse the valuation allowance was due to improved operating income in our TRS resulting in a three-year cumulative income position at the end of 2018 and future year taxable income projected in our forecasts.

We also evaluated the need for a valuation allowance on our foreign deferred income tax assets. In doing so, we considered all available evidence to determine whether it is more likely than not that the foreign deferred income tax assets will be realized. Based on our review of all positive and negative evidence, we concluded that a partial valuation allowance should remain against certain foreign deferred income tax assets that are not expected to be realized through future sources of taxable income generated from scheduled reversals of deferred income tax liabilities and forecasted taxable income from operating activity.

We have no material uncertain tax position liabilities and related interest or penalties recorded at December 31, 2018.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our taxable income in 2018, 2017, and 2016. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2018	2017	2016
Common share distribution	$0.990000	$0.950000	$0.900000
Ordinary income	0.438792	0.655535	0.619368
Capital gains(1)	0.551208	0.021022	0.102552
Unrecaptured Sec. 1250 gain	0.132280	0.004647	0.045432
Section 19A Dividends	0.438792	—	—
Return of capital	—	0.273443	0.178080

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed a TRS on behalf of Medical Properties Trust, Inc., which is subject to U.S. federal, state and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our TRS and international operations.

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$1,018,477	$291,238	$225,937
Non-controlling interests’ share in earnings	(1,792)	(1,445)	(889)
Participating securities’ share in earnings	(3,685)	(1,409)	(559)
Net income, less participating securities’ share in earnings	$1,013,000	$288,384	$224,489
Denominator:
Basic weighted average common shares	365,364	349,902	260,414
Dilutive potential common shares	907	539	658
Diluted weighted average common shares	366,271	350,441	261,072

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$1,018,477	$291,238	$225,937
Non-controlling interests’ share in earnings	(1,792)	(1,445)	(889)
Participating securities’ share in earnings	(3,685)	(1,409)	(559)
Net income, less participating securities’ share in earnings	$1,013,000	$288,384	$224,489
Denominator:
Basic weighted average units	365,364	349,902	260,414
Dilutive potential units	907	539	658
Diluted weighted average units	366,271	350,441	261,072

7. Stock Awards

Stock Awards

Our Equity Incentive Plan authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan and 976,073 shares remain available for future stock awards as of December 31, 2018. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions on performance-based awards. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

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

Performance-Based Awards

In 2018, 2017, and 2016, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance award grants:

2018 performance awards — The 2018 performance awards were granted in three parts:

1)

Certain 2018 performance awards (target number) were granted based on the achievement of specific performance thresholds as set by our compensation committee. However, more or less shares than the target number of shares were allowed to be earned based on our performance. The pre-established performance thresholds for 2018 were as follows:

a)

Approximately 40% of the target shares can be earned based on our return on equity (“ROE”), as defined by our compensation committee, over the period from January 1, 2018 through December 31, 2020, with the opportunity to earn one-third of the award in any one year. If our ROE was 12.5% or less for the performance period, 50% of these shares would be earned; if our ROE was at least equal to 13.0%, 100% of these shares would be earned; and, if our ROE was greater than or equal to 13.5%, 200% of these shares would be earned. The fair value of this award was based on the average price per share of common stock on the date of grant with the number of shares adjusted as needed based on the probability of such performance hurdles being met. Based on performance in 2018, one-third of the target shares was earned at 200%.

b)

Approximately 40% of the target shares can be earned based on our earnings before interest expense, taxes, depreciation and amortization all in accordance with GAAP adjusted for other certain items (or “EBITDA”) as defined by our compensation committee, for the year ending December 31, 2020, with the opportunity to earn one-third of the award in any one year. If our EBITDA is at least equal to $720 million for either of the 2018 or 2019 years, or $775 million for 2020, 50% of these shares would be earned; if our EBITDA is at least equal to $740 million for either of the 2018 or 2019 years or $800 million for 2020, 100% of these shares would be earned; and, if our EBITDA is at least equal to $760 million for either of the 2018 or 2019 years or $825 million for 2020, 200% of these shares would be earned. The fair value of this award was based on the average price per share of common stock on the date of grant with the number of shares adjusted as needed based on the probability of such performance hurdles being met. Based on performance, one-third of the target shares was earned at 200%.

c)

Approximately 20% of the target shares can be earned based on our completed acquisitions ("Acquisitions") as defined by our compensation committee, over the period from January 1, 2018 through December 31, 2020, with the opportunity to earn one-third of the award in any one year. If our Acquisitions were at least equal to $500 million for either of the 2018 or 2019 years or $1.5 billion for the cumulative three-year period; 50% of these shares would be earned; if our Acquisitions were at least equal to $750 million for either of the 2018 or 2019 years or $2.25 billion for the cumulative three-year period, 100% of these shares would be earned; and, if our Acquisitions were at least equal to $1.0 billion for either the 2018 or 2019 years or $3.0 billion for the cumulative three-year period, 200% of these shares would be earned. The fair value of this award was based on the average price per share of common stock on the date of grant with the number of shares adjusted as needed based on the probability of such performance hurdles being met. Based on performance, 73% of the target shares available in the first year of the measurement period was earned.

At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year.
2)

Certain 2018 performance awards were subject to a modifier (which increases or decreases the actual shares earned in each performance period) based on how our total shareholder return compared to the SNL U.S. REIT Healthcare Index (“SNL Index”). If our total shareholder return is in the 75th percentile of the SNL Index, the number of earned shares under this award is increased by 25%, if our total shareholder return is in the 55th percentile of the SNL Index, the number of earned shares under this award had no change; and, if our total shareholder return is in the 35th percentile of the SNL Index, the number of earned shares under this award is decreased by 25%. For 2018, our total shareholder return was in the 95th percentile of the SNL index.

In 2018, 508,566 shares were earned but not vested, and 2,000 shares were forfeited. At December 31, 2018, we have 1,238,748 of 2018 performance awards remaining to be earned.

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

a)

Approximately 42% of the target shares were earned based on the achievement of a one-year total shareholder return as compared to the SNL Index over the period from January 1, 2017 through December 31, 2017. If the shareholder return was equal to the SNL Index minus 3% for the one-year period, 50% of these shares would be earned; while, if shareholder return was greater than or equal to the SNL Index plus 3%, 200% of these target shares would be earned. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of three years.

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

2)

Certain other 2017 performance awards were based on the achievement of a multi-year cumulative total shareholder return as compared to pre-established returns set by our compensation committee. If the cumulative shareholder return from January 1, 2017 through December 31, 2019 is 27% or greater, then 30% of these shares will be earned (“2019 award”). If the cumulative shareholder return from January 1, 2017 through December 31, 2020 is 36% or greater, then 30% of these shares may be earned (“2020 award”). However, the maximum percentage cumulatively earned in connection with both the 2019 award and the 2020 award shall not exceed 30% of the total award. If the cumulative shareholder return from

January 1, 2017 through December 31, 2021 is 45% or greater, then all remaining shares will be earned. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.9%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of 5 years.

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

In 2018, 396,142 shares were earned but not vested, and 3,750 performance awards were forfeited. In 2017, 596,472 shares were earned but not vested, and 14,000 performance awards were forfeited. At December 31, 2018, we have 1,125,281 of 2017 performance awards remaining to be earned.

2016 performance awards — The 2016 performance awards were granted in two parts:

1)

One-half of the 2016 performance awards were based on us achieving a cumulative total shareholder return from January 1, 2016 to December 31, 2018. The minimum total shareholder return needed to earn a portion of this award was 27.0% with 100% of the award earned if our total shareholder return reached 35.0%. Shares earned from this award vest in equal annual amounts on January 1, 2019, 2020, and 2021. The fair value of this award was estimated on the dates of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.0%; expected volatility of 24.4%; expected dividend yield of 7.0%; and expected service period of 5 years.

2)

The remainder of the 2016 performance awards were to be earned if our total shareholder return outpaced that of the MSCI U.S. REIT Index (“MSCI Index”) over the cumulative period from January 1, 2016 to December 31, 2018. Our total shareholder return needed to be within 3% of the MSCI Index to earn the minimum number of shares under this award, while it had to exceed the MSCI Index by 3% to earn 100% of the award. Shares earned from this award vest in equal annual amounts on January 1, 2019, 2020, and 2021. The fair value of this award was estimated on the dates of grant using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.0%; expected volatility of 24.4%; expected dividend yield of 7.0%; and expected service period of 5 years.

In 2018, 779,004 shares were earned but not vested, while no shares were forfeited. In 2017 and 2016, no shares were earned and vested, while 16,000 and 2,400 awards were forfeited in 2017 and 2016, respectively.

The following summarizes restricted equity award activity in 2018 and 2017 (which includes awards granted in 2018, 2017, 2016, and any applicable prior years), respectively:

For the Year Ended December 31, 2018:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	276,280	$12.68	2,676,755	$7.86
Awarded	958,480	$14.31	1,750,834	$11.61
Vested	(307,275)	$12.92	(288,404)	$11.25
Forfeited	(3,637)	$13.05	(5,750)	$9.35
Nonvested awards at end of year	923,848	$14.29	4,133,435	$9.21

For the Year Ended December 31, 2017:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted Average Value at Award Date	Shares	Weighted Average Value at Award Date
Nonvested awards at beginning of the year	347,128	$13.35	1,811,675	$6.78
Awarded	249,841	$12.40	1,741,003	$8.21
Vested	(304,613)	$12.86	(491,071)	$6.84
Forfeited	(16,076)	$12.75	(384,852)	$5.65
Nonvested awards at end of year	276,280	$12.68	2,676,755	$7.86

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2018, 2017, and 2016, we recorded $16.5 million, $9.9 million, and $7.9 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from restricted equity awards at December 31, 2018, is $34.9 million, which will be recognized over a weighted average period of 2.1 years. Restricted equity awards that vested in 2018, 2017, and 2016, had a value of $8.4 million, $10.4 million, and $12.7 million, respectively.

8. Commitments and Contingencies

Commitments

Operating leases, in which we are the lessee, primarily consist of ground leases on which certain of our facilities or other related property reside along with corporate office and equipment leases. The ground leases are long-term leases (almost all having terms of 30 years or more), some of which contain escalation provisions and one contains a purchase option. Properties subject to these ground leases are subleased to our tenants except for three Adeptus transition properties. Lease and rental expense (which is recorded on the straight-line method) for 2018, 2017, and 2016 was $9.4 million, $9.8 million, and $6.8 million, respectively, which was offset by sublease rental income of $4.3 million, $6.6 million, and $4.2 million, for 2018, 2017, and 2016, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable operating leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2018 are as follows: (amounts in thousands)

	Fixed minimum payments	Amounts to be received from subleases	Net payments
2019	$6,602	$(3,284)	$3,318
2020	6,903	(3,458)	3,445
2021	6,841	(3,551)	3,290
2022	6,838	(3,632)	3,206
2023	6,861	(3,636)	3,225
Thereafter	198,932	(93,586)	105,346	(1)
	$232,977	$(111,147)	$121,830

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

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2018 Activity

In the 2018 fourth quarter, we sold 5.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $95 million.

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

MPT Operating Partnership, L.P.

At December 31, 2018 the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and two other partners. By virtue of its ownership of the General Partner, the Company has a 99.9% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by the two employees via their ownership of LTIP units. These LTIP units were issued pursuant to the 2007 Multi-Year Incentive Plan, which is now part of the Equity Incentive Plan discussed in Note 7 and once vested in accordance with their award agreement, may be converted to common units per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”).

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

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the limited partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will generally be allocated first to the limited partners until their capital account is zero and then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. In 2018, approximately 60 thousand LTIP units were converted to common units and then redeemed for approximately $0.8 million of cash.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2018		December 31, 2017
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$25,855	$24,942	$78,970	$78,028
Loans(1)	1,471,520	1,490,758	1,698,471	1,722,101
Debt, net	(4,037,389)	(3,947,795)	(4,898,667)	(5,073,707)

(1)	Excludes loans to Ernest that are recorded at fair value – see below for further details.

Items Measured at Fair Value on a Recurring Basis

Our equity interest in Ernest and related loans, which we sold or were repaid in full (other than our mortgage loans) on October 4, 2018, were measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method. We elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans existing at December 31, 2018 or December 31, 2017.

At December 31, 2018 and 2017, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2018		As of December 31, 2017		Asset Type
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Classification
Mortgage loans	$115,000	$115,000	$115,000	$115,000	Mortgage loans
Equity investment and other loans	—	—	114,554	118,354	Other loans/other assets
	$115,000	$115,000	$229,554	$233,354

Our mortgage and other loans (for 2017 only) with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Ernest was recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classified the equity investment as Level 3, as we used certain unobservable inputs to the valuation methodology that were significant to the fair value measurement, and the valuation required management judgment due to the absence of quoted market prices. For these cash flow models, our observable inputs included use of a capitalization rate, discount rate (which is based on a weighted average cost of capital), and market interest rates, and our unobservable input included an adjustment for a marketability discount (“DLOM”) on our equity investment of 40% at December 31, 2018.

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

Because the fair value of Ernest investments noted above was below our original cost, we recognized an unrealized loss during 2018 (before selling our investment) and 2017. We did not recognize any unrealized gains/losses on the Ernest investments in 2016.

11. Other Assets

The following is a summary of our other assets (in thousands):

	At December 31,
	2018	2017
Debt issue costs, net(1)	$4,793	$7,093
Equity investments	520,058	288,398
Other corporate assets	115,416	117,827
Prepaids and other assets	61,757	55,176
Total other assets	$702,024	$468,494

(1)	Relates to revolving credit facility

Equity investments have increased over the prior year primarily due to our €210 million joint venture arrangement with Primotop — see Note 3 for further details. Other corporate assets include leasehold improvements associated with our corporate offices, furniture and fixtures, equipment, software, deposits, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, goodwill (2017 only), deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

Summarized Financial Information for Significant Investees

The following table presents financial information as of and for the year ended December 31, 2018 for the joint venture arrangement with Primotop in which we made an equity method investment in and advances to on August 31, 2018 (in thousands):

2018
Revenue	$42,526
Net income	$6,009

Assets	$2,018,496
Liabilities	$1,553,191

12. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2018 Ended
	March 31	June 30	September 30	December 31
Revenues	$205,046	$201,902	$196,996	$180,578
Net income	91,043	112,017	736,476	78,941
Net income attributable to MPT common stockholders	90,601	111,567	736,034	78,483
Net income attributable to MPT common stockholders per share — basic	$0.25	$0.30	$2.01	$0.21
Weighted average shares outstanding — basic	364,882	364,897	365,024	366,655
Net income attributable to MPT common stockholders per share — diluted	$0.25	$0.30	$2.00	$0.21
Weighted average shares outstanding — diluted	365,343	365,541	366,467	367,732

	For the Three Month Periods in 2017 Ended
	March 31	June 30	September 30	December 31
Revenues	$156,397	$166,807	$176,580	$204,961
Net income	68,185	73,796	76,881	72,376
Net income attributable to MPT common stockholders	67,970	73,415	76,464	71,944
Net income attributable to MPT common stockholders per share — basic	$0.21	$0.21	$0.21	$0.19
Weighted average shares outstanding — basic	321,057	349,856	364,315	364,382
Net income attributable to MPT common stockholders per share —diluted	$0.21	$0.21	$0.21	$0.19
Weighted average shares outstanding — diluted	321,423	350,319	365,046	364,977

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2018 Ended
	March 31	June 30	September 30	December 31
Revenues	$205,046	$201,902	$196,996	$180,578
Net income	91,043	112,017	736,476	78,941
Net income attributable to MPT Operating Partnership partners	90,601	111,567	736,034	78,483
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.25	$0.30	$2.01	$0.21
Weighted average units outstanding — basic	364,882	364,897	365,024	366,655
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.25	$0.30	$2.00	$0.21
Weighted average units outstanding — diluted	365,343	365,541	366,467	367,732

	For the Three Month Periods in 2017 Ended
	March 31	June 30	September 30	December 31
Revenues	$156,397	$166,807	$176,580	$204,961
Net income	68,185	73,796	76,881	72,376
Net income attributable to MPT Operating Partnership partners	67,970	73,415	76,464	71,944
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.21	$0.21	$0.21	$0.19
Weighted average units outstanding — basic	321,057	349,856	364,315	364,382
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.21	$0.21	$0.21	$0.19
Weighted average units outstanding — diluted	321,423	350,319	365,046	364,977

13. Subsequent Events

On January 31, 2019, we entered into definitive agreements to acquire a portfolio of eleven Australian hospitals currently operated by Healthscope Ltd. (“Healthscope”) for an aggregate purchase price of approximately $859 million. Upon closing, these facilities will be leased to Healthscope pursuant to master lease agreements that have an average initial term of 20 years with annual fixed escalations and multiple extension options. In a related transaction, Brookfield Business Partners L.P. together with its institutional partners (“Brookfield”) has agreed to acquire up to 100% of Healthscope’s outstanding shares. Closing of our acquisition, which is expected to be completed in the second quarter of 2019, is subject to Healthscope shareholder approval, customary real estate and regulatory approvals, the successful completion of the Brookfield transactions, and other closing conditions.

As discussed in Note 3, in June 2018, we agreed to purchase a four-hospital portfolio from MEDIAN for an aggregate amount of €23 million (including real estate transfer taxes) for which we closed on three of the properties in 2018. The properties are leased to affiliates of MEDIAN. On February 6, 2019, we closed on the last of the four inpatient rehabilitation hospitals in Germany for €5.8 million (including real estate transfer taxes).

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2018, Medical Properties Trust, Inc. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by COSO based on criteria established in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2018, MPT Operating Partnership, L.P. maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2019.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2019.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2019.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Medical Properties Trust, Inc. Second Articles of Amendment and Restatement

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(2)	Medical Properties Trust, Inc. Second Amended and Restated Bylaws

3.8(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.9(40)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.10(41)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.11(46)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(4)	Indenture, dated July 14, 2006, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and the Wilmington Trust Company, as trustee

4.3(9)	Indenture, dated as of April 26, 2011, Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust Company, as Trustee.

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

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2*	Medical Properties Trust, Inc. 2013 Equity Incentive Plan (This document is being refiled to correct a scrivener’s error.)

Exhibit Number	Exhibit Title

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

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

10.27(19)	Master Sublease Agreement between certain subsidiaries of MPT Development Services, Inc. as Lessor, and certain subsidiaries of Ernest Health, Inc., as Lessee.

Exhibit Number	Exhibit Title

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

10.44(47)	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

Exhibit Number	Exhibit Title

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

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Reserved.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
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

(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on February 29, 2016.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on February 22, 2017.
(42)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 1, 2017.
(43)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on March 27, 2017.
(44)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2017.
(45)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2017.
(46)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on May 25, 2018.
(47)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2018.

ITEM 16.	Form 10-K Summary

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

Date: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2019

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2019

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	March 1, 2019

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 1, 2019

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2019

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2019

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

Schedule II: Valuation and Qualifying Accounts

December 31, 2018

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2018	$16,397	$57,285	(2)	$(7,551)	(3)	$66,131
2017	$18,852	$2,525	(4)	$(4,980)	(5)	$16,397
2016	$27,384	$2,722	(6)	$(11,254)	(7)	$18,852

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)	Represents $48 million increase to real estate impairment reserve and $9.3 million increases in accounts receivable reserves during 2018.
(3)

Includes $7.7 million decrease in valuation allowance (which includes the $4.4 million release of domestic valuation allowances in the 2018 fourth quarter) that was originally recorded to reserve against our net deferred tax assets.

(4)	Represents increases in accounts receivable reserves during 2017.
(5)	Includes $4.9 million decrease in valuation allowance that was originally recorded to reserve against our net deferred tax assets.
(6)	Includes $1.9 million of rent reserves related to our Twelve Oaks facility and $0.8 million of rent reserves related to our Corinth facility.
(7)

Includes write-offs of $3.3 million related to payment of rent, late fees, and loans for our Twelve Oaks facility; $0.8 million of write-offs for rent and interest reserves related to the sale of the Corinth facility; $0.1 million of write-offs related to the McLeod Healthcare loan; and $6.1 million decrease in valuation allowances (which includes the $4 million release of foreign valuation allowances in the 2016 fourth quarter) that was originally recorded to reserve against our net deferred tax assets.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2018

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2018(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bath, UK	Acute care general hospital	$1,512	$31,334	$—	$—	$1,512	$31,334	$32,846	$3,526	$—	2008, 2009	July 1, 2014	40
Braunfels, Germany	Acute care general hospital	2,202	14,073	57	—	2,259	14,073	16,332	1,245	—	1977	June 30, 2015	40
Heidelberg, Germany	Rehabilitation hospital	6,404	37,006	75	—	6,479	37,006	43,485	2,325	—	1885, 1991	June 22, 2016	40
Cologne, Germany	Acute care general hospital	4,494	15,545	104	—	4,598	15,545	20,143	593	—	2011	June 23, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	9,972	27,611	939	—	10,911	27,611	38,522	816	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	7,062	24,283	353	—	7,415	24,283	31,698	683	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,042	2,859	127	—	1,169	2,859	4,028	87	—	1973, 2010	November 30, 2017	40
Dormagen, Germany	Rehabilitation hospital	1,843	5,848	140	—	1,983	5,848	7,831	52	—	1993, 2006	August 28, 2018	40
Grefath, Germany	Rehabilitation hospital	1,145	3,127	102	—	1,247	3,127	4,374	28	—	1886, 1983	August 28, 2018	40
Remscheid, Germany	Rehabilitation hospital	1,029	2,614	60	—	1,089	2,614	3,703	23	—	1951, 1983	August 28, 2018	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	12,943	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	866	—	—	1,550	866	2,416	441	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,431	—	—	12,663	52,431	65,094	10,377	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	462	—	2014	March 19, 2014	40
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	225	—	2016	September 26, 2016	40
Aurora, CO	Freestanding ER	—	4,812	—	—	—	4,812	4,812	391	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	—	4,392	—	—	—	4,392	4,392	412	—	2015	March 27, 2015	40
Ayer, MA	Acute care general hospital	9,048	77,913	1,603	—	9,048	79,516	88,564	911	—	1970-2013	June 27, 2018	47
Bayonne, NJ	Acute care general hospital	2,003	51,495	—	—	2,003	51,495	53,498	20,383	—	1918	February 4, 2011	20
Bennettsville, SC	Acute care general hospital	794	15,772	—	—	794	15,772	16,566	4,157	—	1984	April 1, 2008	42
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	2,417	—	1980	February 13, 2015	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	173	—	2008	February 29, 2012	50
Bossier City, LA	Long term acute care hospital	900	17,818	628	—	900	18,446	19,346	4,786	—	1982	April 1, 2008	40
Brighton, MA	Acute care general hospital	18,540	146,490	11,176	—	18,540	157,666	176,206	8,304	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,328	67,248	4,296	—	18,328	71,544	89,872	4,798	—	1965-2010	October 3, 2016	41
Austin, TX	Freestanding ER	1,140	1,777	—	—	1,140	1,777	2,917	441	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	438	—	2014	July 3, 2014	40
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	330	—	2016	October 21, 2016	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	346	—	2016	September 23, 2016	40
Carrollton, TX	Acute care general hospital	729	34,342	—	—	729	34,342	35,071	2,933	—	2015	July 17, 2015	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	410	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,639	—	—	1,310	3,639	4,949	409	—	2014	July 15, 2014	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2018(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Chandler, AZ	Freestanding ER	—	4,783	—	—	—	4,783	4,783	438	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,852	0	—	750	3,852	4,602	313	—	2015	October 7, 2015	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	5,158	—	1982	April 1, 2008	42
Katy, TX	Freestanding ER	—	3,873	—	—	—	3,873	3,873	307	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	6,750	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	434	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	3,712	—	—	1,338	3,712	5,050	317	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	415	—	2015	April 10, 2015	40
The Woodlands, TX	Freestanding ER	—	4,524	—	—	—	4,524	4,524	311	—	2016	March 28, 2016	40
Houston, TX	Freestanding ER	—	4,267	—	—	—	4,267	4,267	203	—	2017	May 8, 2017	35
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	4,173	—	2006	September 5, 2006	40
Denver, CO	Freestanding ER	—	4,276	—	—	—	4,276	4,276	383	—	2015	June 8, 2015	40
DeSoto, TX	Freestanding ER	750	4,234	—	—	750	4,234	4,984	273	—	2016	May 23, 2016	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(365)	1,220	8,322	9,542	2,274	—	1956	May 22, 2008	40
San Antonio, TX	Freestanding ER	—	4,801	—	—	—	4,801	4,801	250	—	2016	December 9, 2016	40
Dorchester, MA	Acute care general hospital	14,428	219,575	5,394	—	14,428	224,969	239,397	1,371	—	1953-2015	October 15, 2018	42
Dulles, TX	Freestanding ER	1,076	3,784	—	—	1,076	3,784	4,860	410	—	2014	September 12, 2014	40
Easton, PA	Acute care general hospital	13,898	40,245	2,921	—	13,898	43,166	57,064	1,786	—	1930-2005	May 1, 2017	41
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	414	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	6,072	5,278	—	1,277	11,073	12,350	1,798	—	1939, 1972, 1985	September 19, 2014	40
Fall River, MA	Acute care general hospital	3,526	82,358	22,205	—	3,525	104,564	108,089	4,977	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	454	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	468	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	4,817	—	2012	February 7, 2012	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	5,862	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	456	—	2014	July 31, 2014	40
Frisco, TX	Freestanding ER	—	1,806	—	—	—	1,806	1,806	336	—	2016	March 4, 2016	40
Frisco, TX	Freestanding ER	2,441	185	—	—	2,441	185	2,626	354	—	2015	November 13, 2015	40
Frisco, TX	Freestanding ER	1,500	3,863	27	(89)	1,411	3,890	5,301	446	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	2,736	—	1982	November 25, 2008	40
Garland, TX	Freestanding ER	—	4,647	—	—	—	4,647	4,647	252	—	2016	November 15, 2016	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	1,999	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	15,553	—	—	150	15,553	15,703	3,111	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,517	4,660	—	—	1,517	4,660	6,177	398	—	2015	July 22, 2015	40
Glendale, AZ	Freestanding ER	—	4,046	—	—	—	4,046	4,046	362	—	2015	June 5, 2015	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	324	—	2016	April 4, 2016	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	3,827	—	1999	August 31, 2015	34
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	1,284	—	2013	March 1, 2013	40
Haverhill, MA	Acute care general hospital	5,651	105,848	1,888	—	5,651	107,736	113,387	936	—	1982-2005	August 31, 2018	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	362	—	2016	March 10, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2018(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Highland Village, TX	Freestanding ER	—	1,551	—	—	—	1,551	1,551	326	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	9,890	—	1980	September 17, 2010	15
Warren, OH	Rehabilitation hospital	2,417	15,857	35	—	2,417	15,892	18,309	891	—	1922-2000	May 1, 2017	46
Hoboken, NJ	Acute care general hospital	1,387	44,351	—	—	1,387	44,351	45,738	15,838	—	1863	November 4, 2011	20
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	812	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	—	—	—	1,034	1,034	111	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	373	—	1,651	3,732	5,383	223	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	7,100	59,432	21,221	—	7,100	80,653	87,753	6,795	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	5,999	—	28,687	110,027	138,714	878	—	1940-1950	September 29, 2017	41
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	289	—	2016	July 25, 2016	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	441	4,665	1,822	42,573	44,395	11,201	—	2002	April 1, 2008	40
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	6,429	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	—	4,174	—	—	—	4,174	4,174	235	—	2016	October 10, 2016	40
Camden, SC	Acute care general hospital	—	22,739	—	—	—	22,739	22,739	1,555	—	1954-2004	October 30, 2015	39
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	2,198	—	2013	February 1, 2013	40
Lehi, UT	Acute care general hospital	13,403	29,950	156	(35)	13,368	30,106	43,474	1,108	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	4,251	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	441	—	2013	December 1, 2013	40
Longmont, CO	Freestanding ER	—	4,181	—	—	—	4,181	4,181	305	—	2016	February 10, 2016	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	2,657	—	2008	June 16, 2015	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	291	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	—	5,801	—	—	—	5,801	5,801	364	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	—	4,060	—	—	—	4,060	4,060	466	—	2015	July 31, 2015	30
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	6,652	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	2,282	—	5,642	19,369	25,011	922	—	2002	May 1, 2017	42
Mesa, AZ	Acute care general hospital	6,534	100,042	289	—	6,533	100,332	106,865	13,819	—	2007	September 26, 2013	40
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	2,194	—	2017	February 10, 2017	40
Methuen, MA	Acute care general hospital	23,809	89,505	5,698	—	23,809	95,203	119,012	5,766	—	1950-2011	October 3, 2016	41
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	10,377	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	12,211	—	1920-2000	April 1, 2014	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	468	—	2014	January 1, 2014	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	485	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	3,401	—	2007	February 14, 2011	40
Norwood, MA	Acute care general hospital	7,073	154,496	7,745	—	7,073	162,241	169,314	1,781	—	1926-2001	June 27, 2018	46
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	3,148	—	2014	August 31, 2014	40
Odessa, TX	Acute care general hospital	6,535	123,518	254	—	6,535	123,772	130,307	3,950	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	1,971	—	2014	March 1, 2014	40
Olympia, WA	Acute care general hospital	7,220	89,348	15,930	—	7,220	105,278	112,498	6,138	—	1984	July 22, 2016	40
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	1,411	—	2012	February 1, 2013	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	4,586	—	1964	May 9, 2007	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2018(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	352	—	2015	November 6, 2015	40
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	150	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	388	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	2,394	—	2006	July 1, 2008	40
Phoenix, AZ	Acute care general hospital	2,396	26,521	2,931	—	2,396	29,452	31,848	817	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,774	2,432	—	12,695	76,206	88,901	2,502	—	1968-1976	September 29, 2017	43
Plano, TX	Freestanding ER	—	2,492	—	—	—	2,492	2,492	272	—	2016	September 30, 2016	40
Poplar Bluff, MO	Acute care general hospital	2,660	38,693	—	1	2,660	38,694	41,354	10,339	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	12,972	78,051	859	—	12,972	78,910	91,882	10,155	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	3,029	14,622	—	—	3,029	14,622	17,651	1,498	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	1,725	—	2013	December 31, 2013	40
San Antonio, TX	Freestanding ER	—	4,253	—	—	—	4,253	4,253	230	—	2016	October 27, 2016	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	15,387	—	1974	August 10, 2007	40
Austin, TX	Freestanding ER	—	4,200	—	—	—	4,200	4,200	231	—	2017	March 2, 2017	40
Rockledge, FL	Acute care general hospital	13,919	23,282	1,831	—	13,919	25,113	39,032	1,460	—	1950, 1970	May 1, 2017	42
Rosenberg, TX	Freestanding ER	—	4,505	—	—	—	4,505	4,505	338	—	2016	January 15, 2016	40
Columbus, OH	Freestanding ER	1,726	—	—	—	1,726	—	1,726	—	—	2016	August 30, 2016	-
Salt Lake City, UT	Acute care general hospital	13,590	101,915	726	—	13,590	102,641	116,231	3,178	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	675	—	8,053	30,008	38,061	1,024	—	1978-2002	September 29, 2017	41
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,735	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	1,289	—	1979	November 25, 2008	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	221	—	2017	April 13, 2017	40
Sebastian, FL	Acute care general hospital	5,733	49,136	16,829	—	5,733	65,965	71,698	2,288	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	1,808	—	6,179	10,874	17,053	1,096	—	1950-1980	May 1, 2017	41
Sherman, TX	Acute care general hospital	4,493	11,081	—	—	4,493	11,081	15,574	2,703	—	1913, 1960-2010	October 31, 2014	40
Sienna, TX	Freestanding ER	1,000	3,591	—	—	1,000	3,591	4,591	389	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	2,112	—	2013	August 1, 2013	40
Houston, TX	Freestanding ER	1,423	3,772	—	—	1,423	3,772	5,195	361	—	2015	February 18, 2015	40
Taunton, MA	Acute care general hospital	4,428	73,228	2,951	—	4,428	76,179	80,607	4,400	—	1940-2015	October 3, 2016	41
Tempe, AZ	Acute care general hospital	6,050	10,986	871	—	6,050	11,857	17,907	476	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	2017	September 29, 2017	-
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	461	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	—	17,740	—	—	—	17,740	17,740	1,220	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	4,796	—	2005	December 21, 2010	40
Houston, TX	Acute care general hospital	4,047	36,862	—	—	4,047	36,862	40,909	2,304	—	2016	July 7, 2016	40
League City, TX	Freestanding ER	—	3,901	—	—	—	3,901	3,901	341	—	2015	June 19, 2015	40
Anaheim, CA	Acute care general hospital	1,875	21,813	—	10	1,875	21,823	23,698	6,638	—	1964	November 8, 2006	40
Warren, OH	Acute care general hospital	5,385	47,588	5,142	—	5,385	52,730	58,115	2,509	—	1982	May 1, 2017	41
West Monroe, LA	Acute care general hospital	12,000	69,433	11,013	—	12,552	79,894	92,446	9,746	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	904	—	2012	October 2, 2012	40
West Valley City, UT	Acute care general hospital	5,516	58,314	2,478	(114)	5,402	60,792	66,194	15,762	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	4,937	—	1992	April 4, 2008	40
Youngstown, OH	Acute care general hospital	4,335	3,565	604	—	4,334	4,170	8,504	965	—	1929-2003	May 1, 2017	41
		$544,228	$4,026,620	$188,640	$21,661	$547,894	$4,233,255	$4,781,149	$414,331	$—

(1)	The aggregate cost for federal income tax purposes is $4,873,085.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in direct financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
COST
Balance at beginning of period	$5,438,148		$3,968,042		$2,991,590
Acquisitions	758,619		1,256,245		745,948
Transfers from construction in progress	25,513		74,441		163,080
Additions	96,775		36,828		33,279
Dispositions	(1,318,238)		(53,372)		(138,886)
Other	(219,668)	(2)	155,964	(2)	173,031
Balance at end of period	$4,781,149		$5,438,148	(3)	$3,968,042

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2018	December 31, 2017		December 31, 2016
ACCUMULATED DEPRECIATION
Balance at beginning of period	$407,349	$292,786		$232,675
Depreciation	115,497	109,307		81,010
Depreciation on disposed property	(101,967)	(1,438)		(19,086)
Other	(6,548)	6,694		(1,813)
Balance at end of period	$414,331	$407,349	(4)	$292,786

(2)	Represents foreign currency fluctuations and purchase price allocation adjustments.
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

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	11.0%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	12.2%	2022		(1)	20,000	20,000	(2)
Desert Valley Hospital	11.0%	2020		(1)	12,500	12,500	(2)
Chino Valley Medical Center	11.0%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	11.0%	2022		(1)	25,000	25,000	(2)
Ernest Mortgage Loan(4)	10.0%	2032		(1)	115,000	115,000	(2)
Centinela Hospital Medical Center	11.6%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	10.7%	2024		(1)	25,000	25,000	(2)
St. Joseph Medical Center	9.0%	2025		(1)	30,000	30,000	(2)
St. Mary’s Medical Center	9.0%	2025		(1)	10,000	10,000	(2)
Lake Huron Medical Center	9.0%	2020		(1)	10,000	10,000	(2)
Steward Mortgage Loan(6)	7.5%	2031		(1)	727,508	727,508	(2)
Vibra Mortgage Loan	11.5%	2024		(1)	18,275	18,275	(2)
					$1,213,283	$1,213,283	(5)

(1)	There were no prior liens on loans as of December 31, 2018.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for federal income tax purposes is $1,213,283.
(4)	Mortgage loans covering four properties in two tranches. Interest rate is weighted average of both tranches.
(5)	Excludes unamortized loan issue costs of $0.04 million at December 31, 2018.
(6)	Mortgage loans covering two properties.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollar amounts in thousands)
Balance at beginning of year	$1,778,264	$1,060,336	$757,500
Additions during year:
New mortgage loans and additional advances on existing loans	50,783	717,928	612,836
	1,829,047	1,778,264	1,370,336
Deductions during year:
Collection of principal	(615,764)	—	(310,000)
	(615,764)	—	(310,000)
Balance at end of year	$1,213,283	$1,778,264	$1,060,336