Form 10-Q
period 2019-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2019-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	MPW	The New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2019, Medical Properties Trust, Inc. had 394,424,343 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,394,092	$5,268,459
Mortgage loans	1,214,780	1,213,322
Net investment in direct financing leases	684,547	684,053
Gross investment in real estate assets	7,293,419	7,165,834
Accumulated depreciation and amortization	(498,915)	(464,984)
Net investment in real estate assets	6,794,504	6,700,850
Cash and cash equivalents	995,548	820,868
Interest and rent receivables	24,788	25,855
Straight-line rent receivables	243,556	220,848
Equity investments	506,123	520,058
Other loans	365,402	373,198
Other assets	301,532	181,966
Total Assets	$9,231,453	$8,843,643
Liabilities and Equity
Liabilities
Debt, net	$4,023,568	$4,037,389
Accounts payable and accrued expenses	188,956	204,325
Deferred revenue	9,979	13,467
Obligations to tenants and other lease liabilities	118,474	27,524
Total Liabilities	4,340,977	4,282,705
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 391,839 shares at March 31, 2019 and 370,637 shares at December 31, 2018	392	371
Additional paid-in capital	4,803,672	4,442,948
Retained earnings	141,427	162,768
Accumulated other comprehensive loss	(67,892)	(58,202)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	4,876,822	4,547,108
Non-controlling interests	13,654	13,830
Total Equity	4,890,476	4,560,938
Total Liabilities and Equity	$9,231,453	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Revenues
Rent billed	$108,598	$128,011
Straight-line rent	20,651	15,791
Income from direct financing leases	17,280	17,681
Interest and other income	33,925	43,563
Total revenues	180,454	205,046
Expenses
Interest	50,551	57,023
Real estate depreciation and amortization	33,352	35,802
Property-related	3,066	2,184
General and administrative	23,451	17,818
Total expenses	110,420	112,827
Other income (expense)
Gain on sale of real estate, net	—	1,467
Earnings from equity interests	3,720	3,271
Other	204	(4,739)
Total other income (expense)	3,924	(1)

Income before income tax	73,958	92,218
Income tax benefit (expense)	2,333	(1,175)

Net income	76,291	91,043
Net income attributable to non-controlling interests	(469)	(442)
Net income attributable to MPT common stockholders	$75,822	$90,601

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.20	$0.25

Weighted average shares outstanding — basic	380,551	364,882
Weighted average shares outstanding — diluted	381,675	365,343

Dividends declared per common share	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$76,291	$91,043
Other comprehensive income:
Unrealized loss on interest rate swap	(3,772)	—
Foreign currency translation (loss) gain	(5,918)	16,088
Total comprehensive income	66,601	107,131
Comprehensive income attributable to non-controlling interests	(469)	(442)
Comprehensive income attributable to MPT common stockholders	$66,132	$106,689

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	90,601	—	—	442	91,043
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	—	16,088
Stock vesting and amortization of stock-based compensation	—	—	271	1	1,855	—	—	—	—	1,856
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	—	—	—	(94)	—	—	—	—	(94)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,411)	—	—	—	(91,411)
Balance at March 31, 2018	—	$—	364,695	$365	$4,333,972	$(484,804)	$(9,961)	$(777)	$14,394	$3,853,189

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating activities
Net income	$76,291	$91,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,675	37,858
Amortization of deferred financing costs and debt discount	1,827	1,789
Direct financing lease interest accretion	(2,337)	(2,340)
Straight-line rent revenue	(23,959)	(20,377)
Share-based compensation	6,715	1,856
Gain from sale of real estate, net	—	(1,467)
Straight-line rent and other write-off, net of tax benefit	2,596	6,059
Other adjustments	2,249	(3,217)
Changes in:
Interest and rent receivables	(1,193)	(3,678)
Accounts payable and accrued expenses	(9,940)	(12,729)
Net cash provided by operating activities	86,924	94,797
Investing activities
Cash paid for acquisitions and other related investments	(6,492)	—
Net proceeds from sale of real estate	—	148,809
Principal received on loans receivable	420	1,734
Investment in loans receivable	(1,185)	(149,080)
Construction in progress and other	(160,736)	(8,399)
Net cash used for investing activities	(167,993)	(6,936)
Financing activities
Revolving credit facilities, net	9,097	(33,590)
Distributions paid	(95,419)	(89,403)
Lease deposits and other obligations to tenants	3,677	1,299
Proceeds from sale of common shares, net of offering costs	354,030	(94)
Debt issuance costs paid and other financing activities	(677)	(1,549)
Net cash provided by (used for) financing activities	270,708	(123,337)
Increase (decrease) in cash, cash equivalents and restricted cash for period	189,639	(35,476)
Effect of exchange rate changes	(11,450)	2,774
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$1,000,614	$139,545
Interest paid	$51,296	$57,025
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$97,163	$91,411
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$995,548	$138,314
Restricted cash, included in Other assets	5,066	1,231
	$1,000,614	$139,545

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$5,394,092	$5,268,459
Mortgage loans	1,214,780	1,213,322
Net investment in direct financing leases	684,547	684,053
Gross investment in real estate assets	7,293,419	7,165,834
Accumulated depreciation and amortization	(498,915)	(464,984)
Net investment in real estate assets	6,794,504	6,700,850
Cash and cash equivalents	995,548	820,868
Interest and rent receivables	24,788	25,855
Straight-line rent receivables	243,556	220,848
Equity investments	506,123	520,058
Other loans	365,402	373,198
Other assets	301,532	181,966
Total Assets	$9,231,453	$8,843,643
Liabilities and Capital
Liabilities
Debt, net	$4,023,568	$4,037,389
Accounts payable and accrued expenses	91,461	108,574
Deferred revenue	9,979	13,467
Obligations to tenants and other lease liabilities	118,474	27,524
Payable due to Medical Properties Trust, Inc.	97,105	95,361
Total Liabilities	4,340,587	4,282,315
Capital
General Partner — issued and outstanding — 3,918 units at March 31, 2019 and 3,706 units at December 31, 2018	49,478	46,084
Limited Partners:
Common units — issued and outstanding — 387,921 units at March 31, 2019 and 366,931 units at December 31, 2018	4,895,626	4,559,616
LTIP units — issued and outstanding — 232 units at March 31, 2019 and 232 units at December 31, 2018	—	—
Accumulated other comprehensive loss	(67,892)	(58,202)
Total MPT Operating Partnership, L.P. capital	4,877,212	4,547,498
Non-controlling interests	13,654	13,830
Total Capital	4,890,866	4,561,328
Total Liabilities and Capital	$9,231,453	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2019	2018
Revenues
Rent billed	$108,598	$128,011
Straight-line rent	20,651	15,791
Income from direct financing leases	17,280	17,681
Interest and other income	33,925	43,563
Total revenues	180,454	205,046
Expenses
Interest	50,551	57,023
Real estate depreciation and amortization	33,352	35,802
Property-related	3,066	2,184
General and administrative	23,451	17,818
Total expenses	110,420	112,827
Other income (expense)
Gain on sale of real estate, net	—	1,467
Earnings from equity interests	3,720	3,271
Other	204	(4,739)
Total other income (expense)	3,924	(1)

Income before income tax	73,958	92,218
Income tax benefit (expense)	2,333	(1,175)

Net income	76,291	91,043
Net income attributable to non-controlling interests	(469)	(442)
Net income attributable to MPT Operating Partnership partners	$75,822	$90,601

Earnings per units — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.20	$0.25

Weighted average units outstanding — basic	380,551	364,882
Weighted average units outstanding — diluted	381,675	365,343

Dividends declared per unit	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$76,291	$91,043
Other comprehensive income:
Unrealized loss on interest rate swap	(3,772)	—
Foreign currency translation (loss) gain	(5,918)	16,088
Total comprehensive income	66,601	107,131
Comprehensive income attributable to non-controlling interests	(469)	(442)
Comprehensive income attributable to MPT Operating Partnership partners	$66,132	$106,689

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	906	—	89,695	—	—	—	442	91,043
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	16,088
Unit vesting and amortization of unit-based compensation	3	19	268	1,837	—	—	—	—	1,856
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	(1)	—	(93)	—	—	—	—	(94)
Distributions declared ($0.25 per unit)	—	(914)	—	(90,497)	—	—	—	—	(91,411)
Balance at March 31, 2018	3,647	$38,518	361,048	$3,810,628	232	$—	$(9,961)	$14,394	$3,853,579

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating activities
Net income	$76,291	$91,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,675	37,858
Amortization of deferred financing costs and debt discount	1,827	1,789
Direct financing lease interest accretion	(2,337)	(2,340)
Straight-line rent revenue	(23,959)	(20,377)
Unit-based compensation	6,715	1,856
Gain from sale of real estate, net	—	(1,467)
Straight-line rent and other write-off, net of tax benefit	2,596	6,059
Other adjustments	2,249	(3,217)
Changes in:
Interest and rent receivables	(1,193)	(3,678)
Accounts payable and accrued expenses	(9,940)	(12,729)
Net cash provided by operating activities	86,924	94,797
Investing activities
Cash paid for acquisitions and other related investments	(6,492)	—
Net proceeds from sale of real estate	—	148,809
Principal received on loans receivable	420	1,734
Investment in loans receivable	(1,185)	(149,080)
Construction in progress and other	(160,736)	(8,399)
Net cash used for investing activities	(167,993)	(6,936)
Financing activities
Revolving credit facilities, net	9,097	(33,590)
Distributions paid	(95,419)	(89,403)
Lease deposits and other obligations to tenants	3,677	1,299
Proceeds from sale of units, net of offering costs	354,030	(94)
Debt issuance costs paid and other financing activities	(677)	(1,549)
Net cash provided by (used for) financing activities	270,708	(123,337)
Increase (decrease) in cash, cash equivalents and restricted cash for period	189,639	(35,476)
Effect of exchange rate changes	(11,450)	2,774
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$1,000,614	$139,545
Interest paid	$51,296	$57,025
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$97,163	$91,411
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$995,548	$138,314
Restricted cash, included in Other assets	5,066	1,231
	$1,000,614	$139,545

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004 and elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes in the U.S. as such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, and long-term acute care hospitals. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are currently located in the U.S. and Europe.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these significant accounting policies other than the following:

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases”, (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). We adopted this standard using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits the following: no reassessment of whether existing contracts are or contain a lease; no reassessment of lease classification for existing leases; and no reassessment of initial direct costs for existing leases. Additionally, we made certain elections permitted in accordance with ASU 2018-11, “Leases (Topic 842): – Targeted Improvements.” which (1) permits entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) permits lessors to account for lease and non-lease components as a single lease component in a contract if certain criteria are met.

The standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will remain off balance sheet with lease expense recognized on a straight-line basis over the lease term, similar to previous guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

For our leases in which we are the lessee, including ground leases on which certain of our facilities reside, along with corporate office and equipment leases, we recorded a right-of-use asset and offsetting lease liability of approximately $84 million upon adoption of this standard – resulting in no material cumulative effect adjustment. From a lessor perspective, we did not change the classification or accounting of our existing leases except, we are now grossing up our income statement for certain operating expenses, such as property taxes and insurance, that the tenants of our facilities are required to reimburse us for pursuant to our “triple-net” leases. See Note 10 for additional detail.

Recent Accounting Developments:

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for our financing receivables, including direct financing leases and loan receivables, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Reclassifications and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	Three Months Ended March 31,
	2019	2018
Assets Acquired
Land	$169	$—
Building	5,327	—
Intangible lease assets — subject to amortization	996	—
Total assets acquired	$6,492	$—

On February 8, 2019, we acquired an inpatient rehabilitation hospital in Germany for €5.7 million (including real estate transfer taxes). This acquisition was the final property to close as part of a four-hospital portfolio that we agreed to purchase for an aggregate amount of €23 million (including real estate transfer taxes).  The property is leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”), pursuant to a new 27-year master lease with annual escalators at the greater of 1% or 70% of the change in German consumer price index (“CPI”).

Development Activities

During the 2018 first quarter, we completed construction on a $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona. This facility opened on March 1, 2018 and is being leased to Ernest Health, Inc. (“Ernest”) pursuant to a stand-alone lease, with terms generally similar to the original master lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2019	Estimated Rent Commencement Date
Circle Health (Birmingham, England)	$44,241	$34,705	3Q 2019
Circle Health Rehabilitation (Birmingham, England)	21,979	11,677	3Q 2019
Surgery Partners (Idaho Falls, Idaho)	113,468	55,857	1Q 2020
	$179,688	$102,239

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

Leasing Operations (Lessor)

As noted earlier, we acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms ranging from 10 to 15 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 95% of our leases provide annual rent escalations based on increases in the consumer price index (or similar index outside the U.S.) and/or fixed minimum annual escalations ranging from 0.5% to 3.0%.  Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment.  For five properties with a carrying value of $210 million, our leases require a residual value guarantee from the tenant.  Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained.  Except for leases noted below as direct finance leases (“DFLs”), all of our leases are classified as operating leases.

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of March 31, 2019 (in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2019 (nine months only)	$329,487	$48,491	$377,978
2020	438,596	66,008	504,604
2021	447,232	67,388	514,620
2022	452,173	68,796	520,969
2023	459,222	70,232	529,454
Thereafter	9,636,734	1,550,857	11,187,591
	$11,763,444	$1,871,772	$13,635,216

Direct Financing Leases

At March 31, 2019, leases on 14 Ernest facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto Healthcare Services LLC (“Alecto”) facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Minimum lease payments receivable	$2,078,099	$2,091,504
Estimated residual values	421,893	424,719
Less: Unearned income	(1,815,445)	(1,832,170)
Net investment in direct financing leases	$684,547	$684,053

On March 15, 2018, we entered into a new lease agreement of our long-term acute care facility in Boise, Idaho with a joint venture formed by Vibra Healthcare, LLC (“Vibra”) and Ernest. The new lease had an initial 15-year fixed term (ending March 2033) with three extension options of five years each. With this transaction, we incurred a non-cash charge of $1.5 million to write-off DFL unbilled interest associated with the previous lease to Ernest on this property.

Adeptus Health Transition Properties

As noted in previous filings, effective October 2, 2017, we had 16 properties transitioning away from Adeptus Health, Inc. (“Adeptus”) in stages over a two year period as part of Adeptus’ confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. At March 31, 2019, nine of these properties have been re-leased at rates consistent with that of the previous Adeptus lease, and one property in the Dallas market was sold in April 2019. Of the six remaining facilities (representing less than 0.6% of our total assets at March 31, 2019), five remain vacant and the final property will be transitioned away from Adeptus on October 1, 2019.

At March 31, 2019, Adeptus is current on its rent obligations to us. Although no assurances can be made that we will not recognize a loss in the future, we believe, at March 31, 2019, that the sale or re-leasing of the remaining six transition facilities will not result in any material loss or additional impairment.

Gilbert and Florence Facilities

In the first quarter of 2018, we terminated the lease at our Gilbert and Florence, Arizona facilities due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge of $1.1 million to reserve against the straight-line rent receivables. At March 31, 2019, all outstanding receivables due from the former tenant of Florence and Gilbert were completely reserved. On December 14, 2018, the Florence facility was re-leased to Steward pursuant to our original master lease with them with a term to begin in the second quarter of 2019. At March 31, 2019, our Gilbert facility is vacant. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert facility (less than 0.2% of total assets at March 31, 2019), is fully recoverable.

Alecto Facilities

At March 31, 2019, we own four acute care facilities that are leased to Alecto and have a mortgage loan on a fifth property. With the decline in the operating results of the facility tenant, we recorded a charge to reserve against the straight-line rent and other receivables outstanding during the three months ended March 31, 2019. At March 31, 2019, our total overall investment in these properties is approximately 1% of our total assets.

Loans

The following is a summary of our loans (in thousands):

	As of March 31, 2019	As of December 31, 2018
Mortgage loans	$1,214,780	$1,213,322
Other loans	365,402	373,198
Total	$1,580,182	$1,586,520

Other loans typically consist of loans to our tenants for acquisitions and working capital purposes, and include our shareholder loan made to the joint venture with Primotop Holdings S.à.r.l. (“Primotop”) in the amount of €290 million.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities if needed, with more effective operators:

1)	Facility concentration – At March 31, 2019, we had no investment in any single property greater than 4% of our total assets, which is consistent with December 31, 2018.
2)

Operator concentration – For the three months ended March 31, 2019, revenue from Steward and Prime of $86.6 million and $32.0 million, respectively, exceeded 10% of our total revenues. In comparison, Steward ($73.2 million), Prime ($31.8 million) and MEDIAN ($29.1 million), respectively, exceeded 10% of our total revenues for the first three months of 2018.

3)	Geographic concentration – At March 31, 2019, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets, which is consistent with December 31, 2018.
4)

Facility type concentration – For the three months ended March 31, 2019, approximately 86% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 10% and 4%, respectively. These percentages are similar to those for the first three months of 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2019	As of December 31, 2018
Revolving credit facility(A)	$37,802	$28,059
Term loan	200,000	200,000
4.000% Senior Unsecured Notes due 2022(B)	560,900	573,350
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	560,900	573,350
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,059,602	$4,074,759
Debt issue costs, net	(36,034)	(37,370)
	$4,023,568	$4,037,389

(A)	Includes £29 million and £22 million of GBP-denominated borrowings that reflect the exchange rate at March 31, 2019 and December 31, 2018, respectively.
(B)	These notes are Euro-denominated and reflect the exchange rate at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	37,802
2022	760,900
2023	—
Thereafter	3,260,900
Total	$4,059,602

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit and term loan agreement (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At March 31, 2019, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2019, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the 2019 first quarter, we sold 20.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $354 million.

We sold an additional 2.5 million shares of common stock under our at-the-market equity offering program subsequent to March 31, 2019, resulting in net proceeds of approximately $45 million.

MPT Operating Partnership, L.P.

At March 31, 2019, the Company has a 99.9% ownership interest in the Operating Partnership, with the remainder owned by two other partners, who are employees.

During the three months ended March 31, 2019, the Operating Partnership issued approximately 20.1 million units in direct response to the common stock at-the-market offerings by Medical Properties Trust, Inc. during the same period.

6. Stock Awards

We adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2013, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and awards of interests in our Operating Partnership. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 8,196,770 shares of common stock for awards under the Equity Incentive Plan. No shares remain available for future stock awards as of March 31, 2019. Share-based compensation expense totaled $6.7 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and other loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loan using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	March 31, 2019		December 31, 2018
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$24,788	$23,925	$25,855	$24,942
Loans(1)	1,465,182	1,552,687	1,471,520	1,490,758
Debt, net	(4,023,568)	(4,170,310)	(4,037,389)	(3,947,795)

(1)	Excludes mortgage loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our Ernest mortgage loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method in 2012 when we acquired an equity interest in and made an acquisition loan to Ernest. Such equity interest was sold and the acquisition loan was paid off in October 2018. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values. We have not made a similar election for other investments existing at March 31, 2019.

At March 31, 2019, the amounts recorded under the fair value option method were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

During the first quarter of 2018, we recognized an unrealized loss on our investment in Ernest. There was no gain or loss recorded during the first three months of 2019.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$76,291	$91,043
Non-controlling interests’ share in net income	(469)	(442)
Participating securities’ share in earnings	(476)	(195)
Net income, less participating securities’ share in earnings	$75,346	$90,406
Denominator:
Basic weighted-average common shares	380,551	364,882
Dilutive potential common shares	1,124	461
Dilutive weighted-average common shares	381,675	365,343

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$76,291	$91,043
Non-controlling interests’ share in net income	(469)	(442)
Participating securities’ share in earnings	(476)	(195)
Net income, less participating securities’ share in earnings	$75,346	$90,406
Denominator:
Basic weighted-average units	380,551	364,882
Dilutive potential units	1,124	461
Diluted weighted-average units	381,675	365,343

9. Commitments and Contingencies

Commitments

On January 31, 2019, we entered into definitive agreements to acquire a portfolio of eleven Australian hospitals currently operated by Healthscope Ltd. (“Healthscope”) for an aggregate purchase price of approximately $859 million, of which approximately $36.4 million was paid into escrow on February 4, 2019. Upon closing, these facilities will be leased to Healthscope pursuant to master lease agreements that have an average initial term of 20 years with annual fixed escalations and multiple extension options. In a related transaction, Brookfield Business Partners L.P. together with its institutional partners (“Brookfield”) has agreed to acquire up to 100% of Healthscope’s outstanding shares. Closing of our acquisition, which is expected to be completed in the second quarter of 2019, is subject to Healthscope shareholder approval, customary real estate and regulatory approvals, the successful completion of the Brookfield transactions, and other closing conditions. In April 2019, we entered into an Australian term loan commitment in the amount of $1.2 billion Australian dollars for which closing and funding is contingent on the successful completion of the Healthscope transaction.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Leases (Lessee)

We have leased land on which certain of our facilities reside, along with corporate office and equipment. Our leases have remaining lease terms of 5.3 years to 42.5 years, some of which may include options to extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

Properties subject to ground leases are subleased to our tenants, except for three Adeptus transition properties.

The following is a summary of our lease expense (in thousands):

	Classification	Three Months Ended March 31, 2019
Operating lease cost (1)	(2)	$2,096
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	13
Interest on lease liabilities	Interest expense	21
Sublease income	Interest and other income	(900)
Total lease cost		$1,230

(1)	Includes short-term leases.
(2)	$1.6 million included in Property-related, with the remainder reflected in General and administrative expenses.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at March 31, 2019 are as follows (amounts in thousands):

	Operating leases	Finance leases	Amounts to be received from subleases	Net payments
2019 (1)	$4,598	$93	$(2,542)	$2,149
2020	6,437	125	(3,456)	3,106
2021	6,606	126	(3,561)	3,171
2022	6,750	128	(3,715)	3,163
2023	6,815	129	(3,719)	3,225
Thereafter	196,788	5,045	(95,320)	106,513	(2)
Total undiscounted minimum lease payments	$227,994	$5,646	$(112,313)	$121,327
Less: interest	(146,478)	(3,717)
Present value of lease liabilities	$81,516	$1,929
(1)	Represents remaining nine months of 2019.
(2)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Classification	March 31, 2019
Right of use assets:
Operating leases - real estate	Land, buildings and improvements, intangible lease assets, and other	$64,995
Finance leases - real estate	Land, buildings and improvements, intangible lease assets, and other	1,939
Real estate right of use assets, net		66,934
Operating leases - corporate	Other assets	11,419
Total right of use assets, net		$78,353

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$81,516
Financing leases	Obligations to tenants and other lease liabilities	1,929
Total lease liabilities		$83,445

Weighted average remaining lease term:
Operating leases		32.2
Finance leases		37.7
Weighted average discount rate:
Operating leases		6.3%
Finance leases		6.6%

The following is supplemental cash flow information (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,459
Operating cash flows from finance leases	10
Financing cash flows from finance leases	21
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,042
Finance leases	—

11. Subsequent Events

On April 3, 2019, we closed on the acquisition of one acute care hospital in Poole, England for a purchase price of approximately £34.5 million. Upon closing, this facility was leased to BMI Healthcare, pursuant to an in-place lease with 14 years remaining on its term and fixed 2.5% annual escalators.

On April 11, 2019, we re-leased our Twelve Oaks facility to a new tenant, Advanced Diagnostics Health System, LLC, pursuant to a new 10-year lease, subject to four additional five-year extension options.

On April 12, 2019, we closed on the acquisition of one acute care hospital in Big Spring, Texas for a purchase price of $26 million. Upon closing, this facility was leased to Steward pursuant to the existing master lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust and MPT Operating Partnership, L.P. as there are no material differences between these two entities.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our Quarterly Reports on Form 10-Q for future periods, and Current Reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

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
•

the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the Healthscope transaction described in Note 9 to Item 1 of this Quarterly Report on Form 10-Q) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a real estate investment trust (“REIT”) for U.S. federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in tax laws in the U.S., Europe or any other foreign jurisdictions in which we do business;
•	U.S. (both federal and state), European (in particular Germany, the United Kingdom, Spain and Italy) and other foreign countries’ healthcare and other regulatory requirements; and
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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in real estate joint ventures and other investments including interest held in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our portfolio.

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
•

changes in revenue sources of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, managed care in the U.S. and pension funds in Germany) and private payors (including commercial insurance and private pay patients);

•	trends in tenants’ cash collections, including comparison to recorded net patient service revenues;
•	tenants’ free cash flows;
•	the effect of evolving healthcare legislation and other regulations on our tenants’ or borrowers’ profitability and liquidity; and
•	the competition and demographics of the local and surrounding areas in which the tenants or borrowers operate.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2019, there were no material changes to these policies except for those described in Note 2 to Item 1 of this Form 10-Q.

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

At March 31, 2019, our portfolio consisted of 276 properties leased or loaned to 29 operators, of which three are under development and 10 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. At March 31, 2019, all of our investments are located in the U.S. and Europe. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2019	% of Total	As of December 31, 2018	% of Total
Real estate owned (gross)	$5,976,400	64.7%	$5,868,340	66.4%
Mortgage loans	1,214,780	13.2%	1,213,322	13.7%
Other loans	365,402	4.0%	373,198	4.2%
Construction in progress	102,239	1.1%	84,172	1.0%
Other assets	1,572,632	17.0%	1,304,611	14.7%
Total assets	$9,231,453	100.0%	$8,843,643	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of March 31, 2019 as compared to December 31, 2018 is as follows (dollars in thousands):

Pro Forma Gross Assets by Operator

	As of March 31, 2019		As of December 31, 2018
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$3,879,006	37.9%	$3,823,625	38.0%
Prime	1,145,909	11.2%	1,124,711	11.2%
MEDIAN	1,041,121	10.2%	1,075,504	10.7%
Healthscope	858,569	8.4%	858,569	8.5%
Ernest	504,546	4.9%	500,397	5.0%
LifePoint	502,072	4.9%	502,072	5.0%
Other operators	1,745,797	16.9%	1,644,900	16.3%
Other assets	569,876	5.6%	528,669	5.3%
Total	$10,246,896	100.0%	$10,058,447	100.0%

Pro Forma Gross Assets by U.S. State and Country

	As of March 31, 2019		As of December 31, 2018
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Massachusetts	$1,476,887	14.4%	$1,469,423	14.6%
Texas	1,195,752	11.7%	1,126,217	11.2%
Utah	1,057,519	10.3%	1,054,539	10.5%
California	522,750	5.1%	522,753	5.2%
Arizona	488,198	4.8%	483,778	4.8%
All other states	2,666,821	25.9%	2,630,231	26.1%
Other domestic assets	552,005	5.4%	482,992	4.8%
Total U.S.	$7,959,932	77.6%	$7,769,933	77.2%
Germany	$1,132,936	11.1%	$1,164,973	11.6%
Australia	858,569	8.4%	858,569	8.5%
United Kingdom, Italy, and Spain	277,588	2.7%	219,295	2.2%
Other international assets	17,871	0.2%	45,677	0.5%
Total international	$2,286,964	22.4%	$2,288,514	22.8%
Grand total	$10,246,896	100.0%	$10,058,447	100.0%

On an individual property basis, we had no investment in any single property greater than 3.6% of our total pro forma gross assets as of March 31, 2019.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended March 31, 2019 as compared to the prior year is as follows (dollars in thousands):

Adjusted Revenue by Operator

	For the Three Months Ended March 31,
	2019		2018
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$86,630	43.5%	$73,227	35.7%
Prime	32,002	16.1%	31,778	15.5%
MEDIAN	22,186	11.2%	29,088	14.2%
Ernest	12,969	6.5%	16,416	8.0%
LifePoint	11,483	5.8%	9,537	4.7%
Other operators	33,733	16.9%	45,000	21.9%
Total	$199,003	100.0%	$205,046	100.0%

Adjusted Revenue by U.S. State and Country

	For the Three Months Ended March 31,
	2019		2018
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Massachusetts	$34,036	17.1%	$26,940	13.1%
Texas	27,231	13.7%	30,355	14.8%
Utah	21,591	10.9%	20,871	10.2%
California	15,822	8.0%	16,666	8.1%
Arizona	12,583	6.3%	11,386	5.6%
All other states	59,757	29.9%	60,037	29.3%
Total U.S.	$171,020	85.9%	$166,255	81.1%
Germany	$24,175	12.2%	$37,665	18.4%
United Kingdom, Italy, and Spain	3,808	1.9%	1,126	0.5%
Total international	$27,983	14.1%	$38,791	18.9%
Grand total	$199,003	100.0%	$205,046	100.0%

Adjusted Revenue by Facility Type

	For the Three Months Ended March 31,
	2019		2018
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$157,700	79.2%	$145,797	71.1%
Rehabilitation hospitals	34,159	17.2%	50,159	24.5%
Long-term acute care hospitals	7,144	3.6%	9,090	4.4%
Total	$199,003	100.0%	$205,046	100.0%

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

Net income for the three months ended March 31, 2019, was $75.8 million, compared to $90.6 million for the three months ended March 31, 2018. This decrease is primarily due to expected lower revenues as a result of property sales post the 2018 first quarter including 71 properties sold to form the Primotop joint venture in the 2018 third quarter. This decrease is partially offset by additional revenue from new investments post the 2018 first quarter along with additional straight-line rent revenue recorded from the conversion of Steward mortgage loans to fee simple real estate throughout 2018. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $117.8 million for the 2019 first quarter as compared to $131.5 million for the 2018 first quarter. Similar to net income, this decrease in FFO is primarily due to lower revenue from the property sales post March 31, 2018.

A comparison of revenues for the three month periods ended March 31, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019	% of Total	2018	% of Total	Year over Year Change
Rent billed	$108,598	60.2%	$128,011	62.4%	-15.2%
Straight-line rent	20,651	11.4%	15,791	7.7%	30.8%
Income from direct financing leases	17,280	9.6%	17,681	8.6%	-2.3%
Interest and other income	33,925	18.8%	43,563	21.3%	-22.1%
Total revenues	$180,454	100.0%	$205,046	100.0%	-12.0%

Our total revenue for the 2019 first quarter is down $24.6 million, or 12%, over the prior year. This decrease is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – down $14.6 million over the prior year of which $35.1 million of lower revenues is due to property dispositions post March 31, 2018 (majority relates to the formation of the Primotop joint venture in the 2018 third quarter) and approximately $2.9 million is from unfavorable foreign currency fluctuations. This decrease is partially offset by $17.6 million of additional lease revenue (of which $4.3 million represents straight-line rent) related to the conversion of four Steward mortgage loans to fee simple assets in 2018, and $5.4 million of incremental revenue from acquisitions post March 31, 2018 along with expansion and development projects.

•	Income from direct financing leases – remained flat quarter over quarter.
•	Interest and other income – down $9.6 million from the prior year due to the following:
-

Interest from loans – down $10.9 million over the prior year of which $11.5 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $4.4 million is from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018. This is partially offset by $4.2 million of interest revenue earned on the Primotop joint venture shareholder loan made in August 2018, $0.7 million from new loans made post the 2018 first quarter, and $0.2 million from our annual escalations in interest rates in accordance with loan provisions.

-

Other income – up $1.3 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the Condensed Consolidated Statements of Net Income.

Interest expense for the quarters ended March 31, 2019 and 2018, totaled $50.6 million and $57.0 million, respectively. This decrease is primarily related to the lower average revolving debt balance during the 2019 first quarter compared to the 2018 first quarter as we paid down our revolver with proceeds from property sales post March 31, 2018.

Real estate depreciation and amortization during the first quarter of 2019 decreased to $33.4 million from $35.8 million in 2018, due to the property sales in 2018, partially offset by new investments made and the conversion of the four Steward mortgage loans to fee simple assets.

Property-related expenses totaled $3.1 million and $2.2 million for the quarters ended March 31, 2019 and 2018, respectively. As noted above under the caption “Other income,” this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses totaled $23.5 million for the 2019 first quarter, which is a $5.6 million increase from the prior year first quarter. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2018 with a total shareholder return of 25% along with our current acquisition pipeline and expectations to close a substantial amount of acquisitions in 2019, we believe it is more likely that such performance awards will be earned and have adjusted our stock compensation expense accordingly.

During the three months ended March 31, 2018, we sold our St. Joseph’s property at a gain of $1.5 million. We have no dispositions in the first quarter of 2019. See Note 3 to Item 1 of this Form 10-Q for further details.

In the first quarter of 2018, we incurred other expense of $4.7 million, which included non-cash and unrealized fair value adjustments on our Ernest investments that were sold or repaid in October 2018. No similar fair value adjustments were recorded in the 2019 first quarter.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $2.3 million income tax benefit for the three months ended March 31, 2019, represents the benefit from straight-line rent and other write-offs on our TRS in the quarter. The benefit is partially offset by financial taxable income from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $3 million should continue to be recorded against certain of our international net deferred tax assets at March 31, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
FFO information:
Net income attributable to MPT common stockholders	$75,822	$90,601
Participating securities’ share in earnings	(476)	(195)
Net income, less participating securities’ share in earnings	$75,346	$90,406
Depreciation and amortization	39,854	36,517
Gain on sale of real estate, net	-	(1,467)
Funds from operations	$115,200	$125,456
Write-off of straight-line rent and other, net of tax benefit	2,596	6,059
Normalized funds from operations	$117,796	$131,515
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.20	$0.25
Depreciation and amortization	0.10	0.09
Gain on sale of real estate, net	—	—
Funds from operations	$0.30	$0.34
Write-off of straight-line rent and other, net of tax benefit	0.01	0.02
Normalized funds from operations	$0.31	$0.36

Pro Forma Gross Assets

Pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects as of the applicable reporting periods are fully funded, and assumes cash on hand is used in these transactions. We believe pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to pro forma gross assets (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Total assets	$9,231,453	$8,843,643
Add:
Binding real estate commitments on new investments(1)	929,964	865,165
Unfunded amounts on development deals and commenced capital improvement projects(2)	214,722	229,979
Accumulated depreciation and amortization	498,915	464,984
Incremental gross assets of our joint ventures(3)	367,390	375,544
Less:
Cash and cash equivalents	(995,548)	(720,868)
Total pro forma gross assets	$10,246,896	$10,058,447

(1)

The 2019 column reflects a commitment to acquire 11 facilities in Australia along with the acquisition of two facilities in April 2019, while the 2018 column reflects a commitment to acquire 11 facilities in Australia along with the acquisition of one property in Germany in February 2019.

(2)

Includes $77.4 million and $94.1 million of unfunded amounts on ongoing development projects and $137.3 million and $135.9 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of March 31, 2019 and December 31, 2018, respectively.

(3)	Adjustment needed to reflect our share of our joint venture’s gross assets.

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

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Total revenues	$180,454	$205,046
Revenue from properties owned through joint venture arrangements	18,549	—
Total adjusted revenue	$199,003	$205,046

LIQUIDITY AND CAPITAL RESOURCES

2019 Cash Flow Activity

During the 2019 first quarter, we generated $86.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $95.4 million and certain investing activities including an initial deposit on the Healthscope acquisition discussed in Note 9, development costs on our construction projects and improvements to certain of our corporate assets.

In anticipation of future acquisitions in 2019, we sold 20.1 million shares of common stock under our at-the-market equity program in the first quarter generating net proceeds of approximately $354 million. Furthermore, in April 2019, we entered into a $1.2 billion Australian dollar term loan commitment that will close and fund once shareholder approval of the Healthscope acquisition is received.

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

Short-term Liquidity Requirements:

As of March 31, 2019, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At May 3, 2019, our availability under our revolving credit facility plus cash on-hand approximated $2 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, quarterly distributions from our joint venture arrangements, availability under our at-the-market equity program, and expected proceeds from the Australian term loan commitment is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects), our $2.5 billion acquisition goal (including our commitment to acquire 11 properties in Australia for approximately $860 million), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of March 31, 2019, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). With our liquidity at May 3, 2019 of approximately $2 billion, along with our current monthly cash receipts from rent and loan interest, quarterly distributions from our joint venture arrangements, availability under our at-the-market equity program and expected proceeds from the Australian term loan commitment, we believe we have the liquidity available to us to fund our operations, debt and interest obligations, dividends in order to comply with REIT requirements, firm commitments (including expected funding requirements on our development projects) and our 2019 acquisition goal of $2.5 billion (including our commitment to acquire the Australian portfolio).

However, our acquisition pipeline is robust, so in order to fund acquisitions above our $2.5 billion goal for 2019 and beyond and to fund debt maturities coming due in later years, we will need additional capital, and we believe the following sources are generally available in the market and we may access one or a combination of them:

•	sale of equity securities;
•	amending or entering into new bank term loans,
•	placing new secured loans on real estate located in and outside the U.S.;
•	issuance of new USD or EUR denominated debt securities, including senior unsecured notes; and/or
•	proceeds from strategic property sales.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of March 31, 2019, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	37,802
2022	760,900
2023	—
Thereafter	3,260,900
Total	$4,059,602

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for changes to our purchase obligations, there have been no other significant changes during the three months ended March 31, 2019.

The following table updates our contractual obligations schedule for updates to our purchase obligations (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Purchase obligations(1)	$1,161,935	$44,353	$—	$—	$1,206,288

(1)

Includes $930 million to fund the Healthscope transaction as described in Note 9 along with the two acquisitions completed in April 2019, and $214.7 million for future expenditures related to development projects along with funding for other capital improvement projects.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2019:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency hedging, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S. and the general trend in foreign currency exchange rates.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2019, our outstanding debt totaled $4.0 billion, which consisted of fixed-rate debt of approximately $3.8 billion and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at March 31, 2019 would decrease by $6.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of such variable rate debt at March 31, 2019.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, and Italy, we are subject to fluctuations in the euro and British pound to U.S. dollar currency exchange rates. Increases or decreases in the value of the euro to U.S. dollar and the British pound to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2019 and on an annualized basis, if the euro exchange rate were to change by 5%, our net income and FFO would change by approximately $0.2 million and $1.4 million, respectively. Based solely on operating results to-date in 2019 and on an annualized basis, if the British pound exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and $0.2 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2019