Form 10-K/A
period 2018-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2019-08-06
CIK 1287865, 1524607

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

As of February 22, 2019, 381,077,933 shares of Medical Properties Trust, Inc. Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 23, 2019 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 to the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. is filed for the sole purpose of amending Item 15 of Part IV to include the consolidated financial statements of Steward Health Care System LLC (“Steward”), which were not available at the time the combined Annual Report on Form 10-K was initially filed. At December 31, 2018, our properties leased to Steward constituted more than 20% of our assets and these properties were leased to Steward under long-term, triple-net leases that transfer substantially all operating costs to Steward and Steward’s financial statements may thus be material to investors. The audited financial statements of Steward as of, and for the years then ended, December 31, 2018 and 2017 are attached to this report as Exhibit 99.1. These financial statements were provided to us by Steward, and Medical Properties Trust, Inc. did not participate in their preparation or review.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any other Item of the originally filed annual report. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K as provided in Exhibit 99.1, an updated exhibit index, a signature page, the accountants’ consent for Steward’s audited financial statements, and the certifications required to be filed as exhibits hereto.

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. were previously listed in and included with the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019.

The audited financial statements of Steward Health Care System LLC as of, and for the years then ended, December 31, 2018 and 2017 are attached as Exhibit 99.1 hereto.

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

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

Exhibit Number	Exhibit Title
10.2(48)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan (This document is being refiled to correct a scrivener’s error.)

10.3(7)	Form of Stock Option Award

10.4(7)	Form of Restricted Stock Award

10.5(7)	Form of Deferred Stock Unit Award

10.6(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003

10.7(1)	First Amendment to Employment Agreement between Registrant and Edward K. Aldag, Jr., dated March 8, 2004

10.8(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003

10.10(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors

10.11(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)

10.13(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006

10.14(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006

10.16(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008

10.17(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009

10.18(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008

10.19(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008

10.21(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009

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

10.44(47)	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.

21.1(48)	Subsidiaries of Medical Properties Trust, Inc.

23.1(48)	Consent of PricewaterhouseCoopers LLP

23.2(48)	Consent of PricewaterhouseCoopers LLP

23.3*	Consent of Ernst and Young LLP
23.4*	Consent of Ernst and Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

Exhibit Number	Exhibit Title
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

99.1(49)	Consolidated Financial Statements of Steward Health Care System LLC as of December 31, 2018 and 2017

Exhibit 101.INS	XBRL Instance Document (48)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (48)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (48)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (48)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (48)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (48)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on July 20, 2006.
(5)	Reserved.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Reserved.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on May 2, 2011.
(10)	Reserved.
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

(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on June 25, 2014.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2015.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on February 29, 2016.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on February 22, 2017.
(42)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 1, 2017.
(43)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on March 27, 2017.
(44)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2017.
(45)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2017.
(46)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on May 25, 2018.
(47)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2018.
(48)	Previously filed as an exhibit to Registrant’s Annual Report on form 10-K, filed with the Commission on March 1, 2019.
(49)

Since affiliates of Steward Health Care System LLC lease more than 20% of our total assets under triple net leases, the financial status of Steward may be considered relevant to investors. Steward’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2018 and 2017) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. We have not participated in the preparation of Steward’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Steward.

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

Date: August 6, 2019