Form 10-Q
period 2019-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2019-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2019, Medical Properties Trust, Inc. had 446,293,287 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2019 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$6,552,944	$5,268,459
Mortgage loans	1,216,442	1,213,322
Net investment in direct financing leases	686,599	684,053
Gross investment in real estate assets	8,455,985	7,165,834
Accumulated depreciation and amortization	(531,880)	(464,984)
Net investment in real estate assets	7,924,105	6,700,850
Cash and cash equivalents	451,652	820,868
Interest and rent receivables	24,103	25,855
Straight-line rent receivables	268,901	220,848
Equity investments	799,058	520,058
Other loans	370,631	373,198
Other assets	284,761	181,966
Total Assets	$10,123,211	$8,843,643
Liabilities and Equity
Liabilities
Debt, net	$4,878,310	$4,037,389
Accounts payable and accrued expenses	192,948	204,325
Deferred revenue	10,449	13,467
Obligations to tenants and other lease liabilities	117,869	27,524
Total Liabilities	5,199,576	4,282,705
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 394,425 shares at June 30, 2019 and 370,637 shares at December 31, 2018	394	371
Additional paid-in capital	4,855,310	4,442,948
Retained earnings	121,772	162,768
Accumulated other comprehensive loss	(66,530)	(58,202)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	4,910,169	4,547,108
Non-controlling interests	13,466	13,830
Total Equity	4,923,635	4,560,938
Total Liabilities and Equity	$10,123,211	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Rent billed	$110,882	$122,827	$219,480	$250,838
Straight-line rent	25,136	15,073	45,787	30,864
Income from direct financing leases	17,386	18,934	34,666	36,615
Interest and other income	39,145	45,068	73,070	88,631
Total revenues	192,549	201,902	373,003	406,948
Expenses
Interest	52,326	58,126	102,877	115,149
Real estate depreciation and amortization	33,976	34,466	67,328	70,268
Property-related	8,290	1,920	11,356	4,104
General and administrative	22,272	19,552	45,723	37,370
Acquisition costs	—	411	—	411
Total expenses	116,864	114,475	227,284	227,302
Other income (expense)
(Loss) gain on sale of real estate, net	(147)	24,151	(147)	25,618
Earnings from equity interests	4,441	4,155	8,161	7,426
Other	(333)	(2,153)	(129)	(6,892)
Total other income	3,961	26,153	7,885	26,152

Income before income tax	79,646	113,580	153,604	205,798
Income tax benefit (expense)	274	(1,563)	2,607	(2,738)

Net income	79,920	112,017	156,211	203,060
Net income attributable to non-controlling interests	(482)	(450)	(951)	(892)
Net income attributable to MPT common stockholders	$79,438	$111,567	$155,260	$202,168

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.20	$0.30	$0.40	$0.55

Weighted average shares outstanding — basic	394,574	364,897	387,563	364,889
Weighted average shares outstanding — diluted	395,692	365,541	388,683	365,442

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$79,920	$112,017	$156,211	$203,060
Other comprehensive income:
Unrealized loss on interest rate swap	(1,486)	—	(5,258)	—
Foreign currency translation gain (loss)	2,848	(32,392)	(3,070)	(16,304)
Total comprehensive income	81,282	79,625	147,883	186,756
Comprehensive income attributable to non-controlling interests	(482)	(450)	(951)	(892)
Comprehensive income attributable to MPT common stockholders	$80,800	$79,175	$146,932	$185,864

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476
Net income	—	—	—	—	—	79,438	—	—	482	79,920
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,486)	—	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	—	2,848
Stock vesting and amortization of stock-based compensation	—	—	119	—	6,317	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	—	—	2,467	2	45,321	—	—	—	—	45,323
Dividends declared ($0.25 per common share)	—	—	—	—	—	(99,093)	—	—	—	(99,093)
Balance at June 30, 2019	—	$—	394,425	$394	$4,855,310	$121,772	$(66,530)	$(777)	$13,466	$4,923,635

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	90,601	—	—	442	91,043
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	—	16,088
Stock vesting and amortization of stock-based compensation	—	—	271	1	1,855	—	—	—	—	1,856
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	—	—	—	(94)	—	—	—	—	(94)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,411)	—	—	—	(91,411)
Balance at March 31, 2018	—	$—	364,695	$365	$4,333,972	$(484,804)	$(9,961)	$(777)	$14,394	$3,853,189
Net income	—	—	—	—	—	111,567	—	—	450	112,017
Foreign currency translation loss	—	—	—	—	—	—	(32,392)	—	—	(32,392)
Stock vesting and amortization of stock-based compensation	—	—	36	—	4,869	—	—	—	—	4,869
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(638)	(638)
Proceeds from offering (net of offering costs)	—	—	—	—	(43)	—	—	—	—	(43)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,547)	—	—	—	(91,547)
Balance at June 30, 2018	—	$—	364,731	$365	$4,338,798	$(464,784)	$(42,353)	$(777)	$14,206	$3,845,455

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$156,211	$203,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,430	74,441
Amortization of deferred financing costs and debt discount	3,816	3,590
Direct financing lease interest accretion	(4,569)	(4,743)
Straight-line rent revenue	(49,501)	(41,664)
Share-based compensation	13,032	6,725
Loss (gain) from sale of real estate, net	147	(25,618)
Straight-line rent and other write-off	3,002	13,294
Unutilized financing fees	914	—
Other adjustments	12,774	(14,718)
Changes in:
Interest and rent receivables	(265)	(7,285)
Accounts payable and accrued expenses	(6,885)	(10,603)
Net cash provided by operating activities	198,106	196,479
Investing activities
Cash paid for acquisitions and other related investments	(1,402,315)	(273,728)
Net proceeds from sale of real estate	3,449	221,931
Principal received on loans receivable	420	262,862
Investment in loans receivable	(2,992)	(169,435)
Construction in progress and other	(39,987)	(22,875)
Capital additions and other investments, net	(165,486)	(20,400)
Net cash used for investing activities	(1,606,911)	(1,645)
Financing activities
Proceeds from term debt	837,240	—
Revolving credit facilities, net	12,976	(4,618)
Distributions paid	(192,582)	(180,813)
Lease deposits and other obligations to tenants	3,485	(28,001)
Proceeds from sale of common shares, net of offering costs	399,353	—
Other financing activities	(9,432)	(2,328)
Net cash provided by (used for) financing activities	1,051,040	(215,760)
Decrease in cash, cash equivalents and restricted cash for period	(357,765)	(20,926)
Effect of exchange rate changes	(8,050)	(3,477)
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$456,610	$147,844
Interest paid	$97,184	$115,245
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$99,093	$91,547
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$451,652	$146,569
Restricted cash, included in Other assets	4,958	1,275
	$456,610	$147,844

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$6,552,944	$5,268,459
Mortgage loans	1,216,442	1,213,322
Net investment in direct financing leases	686,599	684,053
Gross investment in real estate assets	8,455,985	7,165,834
Accumulated depreciation and amortization	(531,880)	(464,984)
Net investment in real estate assets	7,924,105	6,700,850
Cash and cash equivalents	451,652	820,868
Interest and rent receivables	24,103	25,855
Straight-line rent receivables	268,901	220,848
Equity investments	799,058	520,058
Other loans	370,631	373,198
Other assets	284,761	181,966
Total Assets	$10,123,211	$8,843,643
Liabilities and Capital
Liabilities
Debt, net	$4,878,310	$4,037,389
Accounts payable and accrued expenses	93,523	108,574
Deferred revenue	10,449	13,467
Obligations to tenants and other lease liabilities	117,869	27,524
Payable due to Medical Properties Trust, Inc.	99,035	95,361
Total Liabilities	5,199,186	4,282,315
Capital
General Partner — issued and outstanding — 3,944 units at June 30, 2019 and 3,706 units at December 31, 2018	49,797	46,084
Limited Partners:
Common units — issued and outstanding — 390,481 units at June 30, 2019 and 366,931 units at December 31, 2018	4,927,292	4,559,616
LTIP units — issued and outstanding — 232 units at June 30, 2019 and 232 units at December 31, 2018	—	—
Accumulated other comprehensive loss	(66,530)	(58,202)
Total MPT Operating Partnership, L.P. capital	4,910,559	4,547,498
Non-controlling interests	13,466	13,830
Total capital	4,924,025	4,561,328
Total Liabilities and Capital	$10,123,211	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2019	2018	2019	2018
Revenues
Rent billed	$110,882	$122,827	$219,480	$250,838
Straight-line rent	25,136	15,073	45,787	30,864
Income from direct financing leases	17,386	18,934	34,666	36,615
Interest and other income	39,145	45,068	73,070	88,631
Total revenues	192,549	201,902	373,003	406,948
Expenses
Interest	52,326	58,126	102,877	115,149
Real estate depreciation and amortization	33,976	34,466	67,328	70,268
Property-related	8,290	1,920	11,356	4,104
General and administrative	22,272	19,552	45,723	37,370
Acquisition costs	—	411	—	411
Total expenses	116,864	114,475	227,284	227,302
Other income (expense)
(Loss) gain on sale of real estate, net	(147)	24,151	(147)	25,618
Earnings from equity interests	4,441	4,155	8,161	7,426
Other	(333)	(2,153)	(129)	(6,892)
Total other income	3,961	26,153	7,885	26,152

Income before income tax	79,646	113,580	153,604	205,798
Income tax benefit (expense)	274	(1,563)	2,607	(2,738)

Net income	79,920	112,017	156,211	203,060
Net income attributable to non-controlling interests	(482)	(450)	(951)	(892)
Net income attributable to MPT Operating Partnership partners	$79,438	$111,567	$155,260	$202,168

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.20	$0.30	$0.40	$0.55

Weighted average units outstanding — basic	394,574	364,897	387,563	364,889
Weighted average units outstanding — diluted	395,692	365,541	388,683	365,442

Dividends declared per unit	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$79,920	$112,017	$156,211	$203,060
Other comprehensive income:
Unrealized loss on interest rate swap	(1,486)	—	(5,258)	—
Foreign currency translation gain (loss)	2,848	(32,392)	(3,070)	(16,304)
Total comprehensive income	81,282	79,625	147,883	186,756
Comprehensive income attributable to non-controlling interests	(482)	(450)	(951)	(892)
Comprehensive income attributable to MPT Operating Partnership partners	$80,800	$79,175	$146,932	$185,864

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866
Net income	—	794	—	78,644	—	—	—	482	79,920
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,486)	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	2,848
Unit vesting and amortization of unit-based compensation	1	63	118	6,254	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	25	453	2,442	44,870	—	—	—	—	45,323
Distributions declared ($0.25 per unit)	—	(991)	—	(98,102)	—	—	—	—	(99,093)
Balance at June 30, 2019	3,944	$49,797	390,481	$4,927,292	232	$—	$(66,530)	$13,466	$4,924,025

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	906	—	89,695	—	—	—	442	91,043
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	16,088
Unit vesting and amortization of unit-based compensation	3	19	268	1,837	—	—	—	—	1,856
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	(1)	—	(93)	—	—	—	—	(94)
Distributions declared ($0.25 per unit)	—	(914)	—	(90,497)	—	—	—	—	(91,411)
Balance at March 31, 2018	3,647	$38,518	361,048	$3,810,628	232	$—	$(9,961)	$14,394	$3,853,579
Net income	—	1,115	—	110,452	—	—	—	450	112,017
Foreign currency translation loss	—	—	—	—	—	—	(32,392)	—	(32,392)
Unit vesting and amortization of unit-based compensation	—	49	36	4,820	—	—	—	—	4,869
Distributions to non-controlling interests	—	—	—	—	—	—	—	(638)	(638)
Proceeds from offering (net of offering costs)	—	—	—	(43)	—	—	—	—	(43)
Distributions declared ($0.25 per unit)	—	(915)	—	(90,632)	—	—	—	—	(91,547)
Balance at June 30, 2018	3,647	$38,767	361,084	$3,835,225	232	$—	$(42,353)	$14,206	$3,845,845

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$156,211	$203,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,430	74,441
Amortization of deferred financing costs and debt discount	3,816	3,590
Direct financing lease interest accretion	(4,569)	(4,743)
Straight-line rent revenue	(49,501)	(41,664)
Unit-based compensation	13,032	6,725
Loss (gain) from sale of real estate, net	147	(25,618)
Straight-line rent and other write-off	3,002	13,294
Unutilized financing fees	914	—
Other adjustments	12,774	(14,718)
Changes in:
Interest and rent receivables	(265)	(7,285)
Accounts payable and accrued expenses	(6,885)	(10,603)
Net cash provided by operating activities	198,106	196,479
Investing activities
Cash paid for acquisitions and other related investments	(1,402,315)	(273,728)
Net proceeds from sale of real estate	3,449	221,931
Principal received on loans receivable	420	262,862
Investment in loans receivable	(2,992)	(169,435)
Construction in progress and other	(39,987)	(22,875)
Capital additions and other investments, net	(165,486)	(20,400)
Net cash used for investing activities	(1,606,911)	(1,645)
Financing activities
Proceeds from term debt	837,240	—
Revolving credit facilities, net	12,976	(4,618)
Distributions paid	(192,582)	(180,813)
Lease deposits and other obligations to tenants	3,485	(28,001)
Proceeds from sale of units, net of offering costs	399,353	—
Other financing activities	(9,432)	(2,328)
Net cash provided by (used for) financing activities	1,051,040	(215,760)
Decrease in cash, cash equivalents and restricted cash for period	(357,765)	(20,926)
Effect of exchange rate changes	(8,050)	(3,477)
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$456,610	$147,844
Interest paid	$97,184	$115,245
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$99,093	$91,547
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$451,652	$146,569
Restricted cash, included in Other assets	4,958	1,275
	$456,610	$147,844

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004 and elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to federal income tax in the United States (“U.S.”), provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes in the U.S. as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, and long-term acute care hospitals. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are currently located in the U.S., Europe, and Australia.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

Recent Accounting Developments:

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for our financing receivables, including direct financing leases and loan receivables, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020. We are still evaluating the impact of this standard, but we do not believe such impact will be material.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Assets Acquired
Land and land improvements	$242,682	$16,121
Building	784,184	232,409
Intangible lease assets — subject to amortization (weighted average useful life 18.5 years for 2019 and 20.0 years for 2018)	91,050	25,198
Equity investments	284,399	—
Total assets acquired	$1,402,315	$273,728
Loans repaid(1)	—	(259,378)
Total net assets acquired	$1,402,315	$14,350

(1)	Includes $259.4 million of loans advanced to Steward Health Care System LLC (“Steward”) in 2017 and repaid in 2018 as described more fully below.

2019 Activity

On June 10, 2019, we acquired seven community hospitals in Kansas for approximately $145.4 million. The properties are leased to an affiliate of Saint Luke’s Health System (“SLHS”) pursuant to seven individual in-place leases with an average remaining lease term of 14 years. The leases provide for fixed escalations every five years and include two five-year extension options. All seven hospitals were constructed in either 2018 or 2019, and the leases are guaranteed by SLHS.

On June 6, 2019, we acquired 11 hospitals in Australia for a purchase price of approximately AUD$1.2 billion plus stamp duties and registration fees of AUD$66.6 million. The properties are leased to Healthscope, Ltd. (“Healthscope”) pursuant to master lease agreements that have an average initial term of 20 years with annual fixed escalations of 2.5% and multiple extension options. Healthscope was acquired in a simultaneous transaction by Brookfield Business Partners L.P. and certain of its institutional partners.

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment was effected through our purchase of a 46% stake in a Swiss healthcare real estate company, Infracore SA, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases with an average 23-year remaining term subject to annual escalation provisions. We are accounting for our 46% interest in this joint venture under the equity method. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019.

Other acquisitions throughout the first half of 2019 included two acute care hospitals and one inpatient rehabilitation hospital for an aggregate investment of approximately $80 million. One of the acute care hospitals, acquired on April 12, 2019 and located in Big Spring, Texas, is leased to Steward pursuant to the Steward master lease, while the other, located in Poole, England and acquired on April 3, 2019, is leased to BMI Healthcare pursuant to an in-place lease with 14 years remaining on its term and fixed 2.5% annual escalators. The inpatient rehabilitation hospital, acquired on February 8, 2019, is located in Germany and leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”).

2018 Activity

On June 27, 2018, we acquired the fee simple real estate of two general acute care hospitals in Massachusetts from Steward in exchange for the reduction of $259.4 million of mortgage loans made to Steward in October 2016, along with an additional $14.4 million in cash consideration. These properties are being leased to Steward pursuant to the original master lease.

Development Activities

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2019	Estimated Rent Commencement Date
Circle Health (Birmingham, England)	$45,520	$34,452	1Q 2020
Circle Health Rehabilitation (Birmingham, England)	20,520	15,564	1Q 2020
Surgery Partners (Idaho Falls, Idaho)	113,468	69,312	1Q 2020
	$179,508	$119,328

During the first six months of 2018, we completed construction on Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms generally similar to the original master lease.

Disposals

2018 Activity

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

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of June 30, 2019 (in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2019 (six months only)	$240,424	$30,427	$270,851
2020	488,865	62,072	550,937
2021	497,542	63,313	560,855
2022	503,549	64,579	568,128
2023	512,114	65,871	577,985
Thereafter	10,776,966	1,400,026	12,176,992
	$13,019,460	$1,686,288	$14,705,748

Direct Financing Leases

At June 30, 2019, leases on 14 Ernest facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto Healthcare Services LLC (“Alecto”) facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Minimum lease payments receivable	$2,063,918	$2,091,504
Estimated residual values	420,733	424,719
Less: Unearned income	(1,798,052)	(1,832,170)
Net investment in direct financing leases	$686,599	$684,053

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

Twelve Oaks Facility

On April 11, 2019, we re-leased our Twelve Oaks facility to a new tenant, Advanced Diagnostics Health System, LLC, pursuant to a 10-year lease, subject to four additional five-year extension options.

Adeptus Health Transition Properties

As noted in previous filings, effective October 2, 2017, we had 16 properties transitioning away from Adeptus Health, Inc. (“Adeptus”) in stages over a two year period as part of Adeptus’ confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. At June 30, 2019, nine of these properties have been re-leased at rates consistent with that of the previous Adeptus lease, and two properties in the Dallas market were sold in April 2019 and in July 2019 at their approximate book value. Of the five remaining facilities (representing less than 0.5% of our total assets at June 30, 2019), four remain vacant and the final property will be transitioned away from Adeptus on October 1, 2019.

At June 30, 2019, Adeptus is current on its rent obligations to us. Although no assurances can be made that we will not recognize a loss in the future, we believe, at June 30, 2019, that the sale or re-leasing of the remaining five transition facilities will not result in any material loss or additional impairment.

Gilbert Facility

In the first quarter of 2018, we terminated the lease at our Gilbert, Arizona facility due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge to reserve against the straight-line rent receivables. All outstanding receivables due from the former tenant of Gilbert are completely reserved. At June 30, 2019, our Gilbert facility is vacant. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert facility (less than 0.2% of total assets at June 30, 2019), is fully recoverable.

Alecto Facilities

At June 30, 2019, we own four acute care facilities that are leased to Alecto and have a mortgage loan on a fifth property. With the decline in the operating results of the facility tenant, we recorded a charge to reserve against the straight-line rent and other receivables outstanding in the 2019 first quarter and did not recognize any rent revenue in the three months ended June 30, 2019.

At June 30, 2019, our total overall investment in these properties is less than 1% of our total assets. On August 7, 2019, Alecto announced closure of two facilities in the Ohio Valley region, which we have an investment in of approximately $30 million. Although no assurances can be made that we will not recognize any impairment charges in the future, we believe our investment in these properties at June 30, 2019 is recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of June 30, 2019	As of December 31, 2018
Mortgage loans	$1,216,442	$1,213,322
Other loans	370,631	373,198
Total	$1,587,073	$1,586,520

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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities if needed, with more effective operators:

1)	Facility concentration – At June 30, 2019, we had no investment in any single property greater than 4% of our total assets, which is consistent with December 31, 2018.
2)

Operator concentration – For the six months ended June 30, 2019, revenue from Steward and Prime of $176.3 million and $64.0 million, respectively, exceeded 10% of our total revenues. Of these two tenants, no single property represents greater than 4% of our total revenues. In comparison, Steward ($147.9 million), Prime ($63.6 million) and MEDIAN ($57.3 million), respectively, exceeded 10% of our total revenues for the first six months of 2018.

3)

Geographic concentration – At June 30, 2019, investments in the U.S., Europe, and Australia represented approximately 75%, 18%, and 7%, respectively, of our total assets. In comparison, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets at December 31, 2018.

4)

Facility type concentration – For the six months ended June 30, 2019, approximately 86% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 10% and 4%, respectively. These percentages are similar to those for the first six months of 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2019	As of December 31, 2018
Revolving credit facility(A)	$40,627	$28,059
Term loan	200,000	200,000
Australian term loan facility(B)	842,400	—
4.000% Senior Unsecured Notes due 2022(C)	568,650	573,350
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(C)	568,650	573,350
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
	$4,920,327	$4,074,759
Debt issue costs, net	(42,017)	(37,370)
	$4,878,310	$4,037,389

(A)	Includes £32 million and £22 million of GBP-denominated borrowings that reflect the exchange rate at June 30, 2019 and December 31, 2018, respectively.
(B)	This note is Australian dollar-denominated and reflects the exchange rate at June 30, 2019.
(C)	These notes are Euro-denominated and reflect the exchange rate at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	40,627
2022	768,650
2023	—
Thereafter	4,111,050
Total	$4,920,327

On May 23, 2019, we entered into an AUD$1.2 billion term loan facility agreement with Bank of America, N.A., as administrative agent, and several lenders from time to time are parties thereto. The term loan facility matures on May 23, 2024. We used the proceeds under the facility to finance our acquisition of the Healthscope portfolio. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on the Company’s credit rating) is 1.25% for an all-in fixed rate of 2.45%. We paid approximately $8 million in one-time structuring and underwriting fees associated with this term loan facility.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit and term loan agreement (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At June 30, 2019, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2019, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the first half of 2019, we sold 22.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $399 million.

MPT Operating Partnership, L.P.

At June 30, 2019, the Company has a 99.9% ownership interest in the Operating Partnership with the remainder owned by two other partners, which are employees.

During the six months ended June 30, 2019, the Operating Partnership issued approximately 22.6 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for future awards. Share-based compensation expense totaled $13.0 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	June 30, 2019		December 31, 2018
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$24,103	$23,241	$25,855	$24,942
Loans(1)	1,472,073	1,515,485	1,471,520	1,490,758
Debt, net	(4,878,310)	(5,073,566)	(4,037,389)	(3,947,795)
(1)	Excludes mortgage loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our Ernest mortgage loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method in 2012 when we acquired an equity interest in and made an acquisition loan to Ernest. Such equity interest was sold and the acquisition loan was paid off in October 2018. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values. We have not made a similar election for other investments existing at June 30, 2019.

At June 30, 2019, these amounts were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

During the first half of 2018, we recognized an unrealized loss on our investment in Ernest. There was no gain or loss recorded during the first half of 2019.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2019	2018
Numerator:
Net income	$79,920	$112,017
Non-controlling interests’ share in net income	(482)	(450)
Participating securities’ share in earnings	(446)	(323)
Net income, less participating securities’ share in earnings	$78,992	$111,244
Denominator:
Basic weighted-average common shares	394,574	364,897
Dilutive potential common shares	1,118	644
Dilutive weighted-average common shares	395,692	365,541

	For the Six Months Ended June 30,
	2019	2018
Numerator:
Net income	$156,211	$203,060
Non-controlling interests’ share in net income	(951)	(892)
Participating securities’ share in earnings	(922)	(518)
Net income, less participating securities’ share in earnings	$154,338	$201,650
Denominator:
Basic weighted-average common shares	387,563	364,889
Dilutive potential common shares	1,120	553
Dilutive weighted-average common shares	388,683	365,442

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2019	2018
Numerator:
Net income	$79,920	$112,017
Non-controlling interests’ share in net income	(482)	(450)
Participating securities’ share in earnings	(446)	(323)
Net income, less participating securities’ share in earnings	$78,992	$111,244
Denominator:
Basic weighted-average units	394,574	364,897
Dilutive potential units	1,118	644
Diluted weighted-average units	395,692	365,541

	For the Six Months Ended June 30,
	2019	2018
Numerator:
Net income	$156,211	$203,060
Non-controlling interests’ share in net income	(951)	(892)
Participating securities’ share in earnings	(922)	(518)
Net income, less participating securities’ share in earnings	$154,338	$201,650
Denominator:
Basic weighted-average units	387,563	364,889
Dilutive potential units	1,120	553
Diluted weighted-average units	388,683	365,442

9. Commitments and Contingencies

Commitments

On May 31, 2019, we entered into definitive agreements to acquire the real estate of Watsonville Community Hospital in Watsonville, California for $40.0 million. However, on July 21, 2019, the Pajaro Valley Community Health Trust (“the Trust”) exercised its right of first refusal to acquire the hospital. If the Trust is unable to complete the acquisition of the hospital, we will acquire the hospital and lease it to Halsen Healthcare.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Leases (Lessee)

We have leased land on which certain of our facilities reside, along with corporate office and equipment. Our leases have remaining lease terms of 5 years to 42.3 years, some of which may include options to extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

Properties subject to ground leases are subleased to our tenants, except for three Adeptus transition properties.

The following is a summary of our lease expense (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	(2)	$2,466	$4,562
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	13	26
Interest on lease liabilities	Interest expense	32	53
Sublease income	Interest and other income	(909)	(1,809)
Total lease cost		$1,602	$2,832

(1)	Includes short-term leases.
(2)	$1.5 million and $3.1 million for the three and six months ended June 30, 2019, respectively, included in Property-related, with the remainder reflected in General and administrative expenses.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at June 30, 2019 are as follows (amounts in thousands):

	Operating leases	Finance leases	Amounts to be received from subleases	Net payments
2019 (1)	$3,111	$62	$(1,693)	$1,480
2020	6,341	125	(3,444)	3,022
2021	6,533	126	(3,561)	3,098
2022	6,734	128	(3,699)	3,163
2023	6,800	129	(3,704)	3,225
Thereafter	196,489	5,045	(95,622)	105,912	(2)
Total undiscounted minimum lease payments	$226,008	$5,615	$(111,723)	$119,900
Less: interest	(145,048)	(3,685)
Present value of lease liabilities	$80,960	$1,930

(1)	Represents remaining six months of 2019.
(2)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Classification	June 30, 2019
Right of use assets:
Operating leases - real estate	Land, buildings and improvements, intangible lease assets, and other	$63,748
Finance leases - real estate	Land, buildings and improvements, intangible lease assets, and other	1,913
Real estate right of use assets, net		65,661
Operating leases - corporate	Other assets	10,651
Total right of use assets, net		$76,312

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$80,960
Financing leases	Obligations to tenants and other lease liabilities	1,930
Total lease liabilities		$82,890

Weighted average remaining lease term:
Operating leases		32.1
Finance leases		37.4
Weighted average discount rate:
Operating leases		6.3%
Finance leases		6.6%

The following is supplemental cash flow information (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,929
Operating cash flows from finance leases	52
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,042
Finance leases	—

11. Subsequent Events

Acquisitions

On July 23, 2019, we entered into definitive agreements with Secure Income REIT (“SIR”) to acquire freehold interests in eight private hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals will be leased to Ramsay Health Care (“Ramsay”) pursuant to in-place net leases with an approximate 18-year remaining lease term and include annual fixed and periodic market-based escalations.

On July 10, 2019, we entered into definitive agreements pursuant to which we will invest in a portfolio of 14 acute care hospitals and two behavioral health facilities currently owned and operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment will consist of (i) the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion and the subsequent leasing of such facilities back to Prospect in the form of two master leases; (ii) a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital; and (iii) a $112.9 million term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases, mortgage loan and term loan will be cross-defaulted and cross-collateralized. The master leases and mortgage loan have substantially similar terms, with a 15-year fixed term subject to three extension options, plus annual increases based on inflation.

Although no assurances can be made that these investments will occur, we believe the Prospect and SIR investments will close during the 2019 third quarter.

Financing

On July 18, 2019, we completed an underwritten public offering of 51.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 6.75 million shares) of our common stock, resulting in net proceeds of $858.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On July 26, 2019, we completed a $900 million senior unsecured notes offering (“4.625% Senior Unsecured Notes due 2029”). Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2020. The notes were issued at 99.5% of par value, pay interest at a rate of 4.625% per year and mature on August 1, 2029. We may redeem some or all of the notes at any time prior to August 1, 2024 at a “make whole” redemption price. On or after August 1, 2024, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to August 1, 2022, we may redeem up to 40% of the notes at a redemption price equal to 104.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We intend to use the net proceeds from the 4.625% Senior Unsecured Notes due 2029 offering along with the proceeds from our July 2019 equity offering to help finance the commitments described above. Furthermore, the completion of the offerings described above resulted in the cancellation of a $1.55 billion senior unsecured bridge loan facility commitment from Barclays Bank PLC that we received on July 10, 2019, to fund our investment in the Prospect portfolio. With this commitment, we paid $3.9 million of underwriting and other fees, which we fully expensed upon the cancellation of the commitment.

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

Forward-Looking Statements.

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•

the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the Prospect and Ramsay transactions described in Note 11 to Item 1 of this Quarterly Report on Form 10-Q) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain MPT’s status as a REIT for federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in federal, state or local tax laws in the U.S., Europe, Australia or other jurisdictions in which we may own healthcare facilities;
•	healthcare and other regulatory requirements of the U.S., Europe, Australia and other foreign countries’; and
•

the political, economic, business, real estate and other market conditions of the U.S., Europe, Australia, and other foreign jurisdictions in which we may own healthcare facilities, which may have a negative effect on the following, among other things:

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2019, there were no material changes to these policies except for those described in Note 2 to Item 1 of this Form 10-Q.

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

At June 30, 2019, our portfolio consisted of 310 properties leased or loaned to 34 operators, of which three are under development and 10 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S., Europe and Australia. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2019	% of Total	As of December 31, 2018	% of Total
Real estate owned (gross)	$7,120,215	70.3%	$5,868,340	66.4%
Mortgage loans	1,216,442	12.0%	1,213,322	13.7%
Other loans	370,631	3.7%	373,198	4.2%
Construction in progress	119,328	1.2%	84,172	1.0%
Equity investments	799,058	7.9%	520,058	5.9%
Other assets	497,537	4.9%	784,553	8.8%
Total assets	$10,123,211	100.0%	$8,843,643	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of June 30, 2019 as compared to December 31, 2018 is as follows (dollars in thousands):

Pro Forma Gross Assets by Operator

	As of June 30, 2019		As of December 31, 2018
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$3,931,171	30.3%	$3,823,625	38.0%
Prospect	1,550,000	12.0%	—	—
Prime	1,142,338	8.8%	1,124,711	11.2%
MEDIAN	1,048,949	8.1%	1,075,504	10.7%
Healthscope	897,175	6.9%	858,569	8.5%
Other operators	3,806,559	29.4%	2,647,369	26.3%
Other assets	577,764	4.5%	528,669	5.3%
Total	$12,953,956	100.0%	$10,058,447	100.0%

Pro Forma Gross Assets by U.S. State and Country

	As of June 30, 2019		As of December 31, 2018
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Massachusetts	$1,482,850	11.4%	$1,469,423	14.6%
Texas	1,222,846	9.4%	1,126,217	11.2%
California	1,081,076	8.3%	522,753	5.2%
Utah	1,060,375	8.2%	1,054,539	10.5%
Pennsylvania	566,707	4.4%	141,893	1.4%
All other states	3,735,368	28.9%	2,972,116	29.5%
Other domestic assets	560,716	4.4%	482,992	4.8%
Total U.S.	$9,709,938	75.0%	$7,769,933	77.2%
Germany	$1,142,033	8.8%	$1,164,973	11.6%
Australia	897,175	6.9%	858,569	8.5%
United Kingdom	597,990	4.6%	100,823	1.0%
Switzerland	473,086	3.7%	—	—
Italy and Spain	116,686	0.9%	118,472	1.2%
Other international assets	17,048	0.1%	45,677	0.5%
Total International	$3,244,018	25.0%	$2,288,514	22.8%
Grand Total	$12,953,956	100.0%	$10,058,447	100.0%

On an individual property basis, we had no investment in any single property greater than 2.9% of our total pro forma gross assets as of June 30, 2019.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the six months ended June 30, 2019 as compared to the prior year is as follows (dollars in thousands):

Adjusted Revenue by Operator

	For the Six Months Ended June 30,
	2019		2018
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$176,290	43.0%	$147,868	36.3%
Prime	63,996	15.6%	63,590	15.6%
MEDIAN	44,369	10.8%	57,289	14.1%
Ernest	25,921	6.3%	34,542	8.5%
LifePoint	22,960	5.6%	20,414	5.0%
Other operators	76,354	18.7%	83,245	20.5%
Total	$409,890	100.0%	$406,948	100.0%

Adjusted Revenue by U.S. State and Country

	For the Six Months Ended June 30,
	2019		2018
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Massachusetts	$68,553	16.7%	$54,433	13.4%
Texas	58,504	14.3%	60,361	14.8%
Utah	43,409	10.6%	41,734	10.3%
California	32,362	7.9%	29,422	7.2%
Arizona	25,050	6.1%	23,286	5.7%
All other states	121,598	29.7%	121,307	29.8%
Total U.S.	$349,476	85.3%	$330,543	81.2%
Germany	$48,326	11.8%	$74,176	18.2%
Australia, United Kingdom, Switzerland, Italy, and Spain	12,088	2.9%	2,229	0.6%
Total International	$60,414	14.7%	$76,405	18.8%
Grand Total	$409,890	100.0%	$406,948	100.0%

Adjusted Revenue by Facility Type

	For the Six Months Ended June 30,
	2019		2018
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$326,677	79.7%	$293,043	72.0%
Rehabilitation hospitals	68,555	16.7%	100,009	24.6%
Long-term acute care hospitals	14,658	3.6%	13,896	3.4%
Total	$409,890	100.0%	$406,948	100.0%

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

Net income for the three months ended June 30, 2019, was $79.4 million, compared to $111.6 million for the three months ended June 30, 2018. This decrease is primarily due to the $24.2 million gain on the sale of three properties (operated by Vibra) in June 2018 and expected lower revenues as a result of property sales in 2018 including 71 properties sold to form the Primotop joint venture in the 2018 third quarter. This decrease is partially offset by incremental revenue from new investments in 2018 and 2019. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $120.9 million for the 2019 second quarter as compared to $129.9 million for the 2018 second quarter. Similar to net income, this decrease in FFO is primarily due to lower revenue from the property sales during 2018.

A comparison of revenues for the three month periods ended June 30, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019	% of Total	2018	% of Total	Year over Year Change
Rent billed	$110,882	57.6%	$122,827	60.8%	-9.7%
Straight-line rent	25,136	13.1%	15,073	7.5%	66.8%
Income from direct financing leases	17,386	9.0%	18,934	9.4%	-8.2%
Interest and other income	39,145	20.3%	45,068	22.3%	-13.1%
Total revenues	$192,549	100.0%	$201,902	100.0%	-4.6%

Our total revenue for the 2019 second quarter is down $9.4 million, or 4.6%, from the prior year. This decrease is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – down $1.9 million from the prior year of which $34.2 million of lower revenues is due to property dispositions in 2018 (majority of which relates to the formation of the

Primotop joint venture in the 2018 third quarter) and approximately $2.1 million is from unfavorable foreign currency fluctuations. This decrease is partially offset by $21.3 million of additional lease revenue (of which $7 million represents straight-line rent) related to the conversion of five` Steward mortgage loans to fee simple assets in 2018, $6.8 million of less straight-line rent write-offs than in 2018, and $6.3 million of incremental revenue from acquisitions ($3.8 million of which relates to Healthscope).

•

Income from direct financing leases – down $1.5 million primarily due to not recording rent on two Alecto properties during the three months ended June 30, 2019 as described in Note 3 to Item 1 of this Form 10-Q.

•	Interest and other income – down $5.9 million from the prior year due to the following:
-

Interest from loans – down $12.3 million over the prior year of which $14.1 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $4.4 million is from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018. This decrease is partially offset by $4.2 million of interest revenue earned on the Primotop joint venture shareholder loan made in August 2018, along with $1.4 million from other loan investments made post the 2018 second quarter, and $0.3 million from our annual escalations in interest rates in accordance with loan provisions.

-

Other income – up $6.4 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the Condensed Consolidated Statements of Net Income.

Interest expense, for the quarters ended June 30, 2019 and 2018, totaled $52.3 million and $58.1 million, respectively. This decrease is primarily related to the lower average revolving debt balance during the 2019 second quarter compared to the 2018 second quarter as we paid down our revolver with proceeds from property sales in 2018. This decrease was partially offset by $0.9 million of accelerated commitment fee amortization expense in the 2019 second quarter associated with our Australian term loan facility.

Real estate depreciation and amortization during the second quarter of 2019 decreased to $34.0 million from $34.5 million in 2018, due to the property sales in 2018, partially offset by new investments made and the conversion of the four Steward mortgage loans to fee simple assets.

Property-related expenses totaled $8.3 million and $1.9 million for the quarters ended June 30, 2019 and 2018, respectively. As noted above under the caption “Other income,” this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses totaled $22.3 million for the 2019 second quarter, which is a $2.7 million increase from the prior year second quarter. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2018 with a total shareholder return of 25% along with our performance to-date in 2019, we believe it is more likely that such performance awards will be earned and have adjusted our stock compensation expense accordingly.

During the three months ended June 30, 2018, we sold three of our long-term acute care hospitals (operated by Vibra) at a gain of $24.2 million.

Earnings from equity interests totaled $4.4 million for the quarter ended June 30, 2019, a $0.3 million increase from the same period in 2018 due to our investment in the Primotop joint venture in the third quarter of 2018, partially offset by slightly lower returns on other investments compared to prior year.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $0.3 million income tax benefit for the three months ended June 30, 2019, represents the benefit from our TRS in the quarter. The benefit is partially offset by tax expense from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $3 million should continue to be recorded against certain of our international net deferred tax assets at June 30, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income earned.

Six Months Ended June 30, 2019 Compared to June 30, 2018

Net income for the six months ended June 30, 2019, was $155.3 million, compared to $202.2 million for the six months ended June 30, 2018. This decrease is primarily due to expected lower revenues as a result of property sales post the 2018 first half including 71 properties sold to form the Primotop joint venture in the 2018 third quarter. This decrease is partially offset by additional revenue from new investments made in 2018 and 2019. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $238.7 million for the first six months of 2019 as compared to $261.4 million for the first six months of 2018. Similar to net income, this decrease in FFO is primarily due to lower revenue from the property sales post June 30, 2018.

A comparison of revenues for the six month periods ended June 30, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019	% of Total	2018	% of Total	Year over Year Change
Rent billed	$219,480	58.8%	$250,838	61.6%	-12.5%
Straight-line rent	45,787	12.3%	30,864	7.6%	48.4%
Income from direct financing leases	34,666	9.3%	36,615	9.0%	-5.3%
Interest and other income	73,070	19.6%	88,631	21.8%	-17.6%
Total revenues	$373,003	100.0%	$406,948	100.0%	-8.3%

Our total revenue for the first six months of 2019 is down $33.9 million, or 8.3%, from the prior year. This decrease is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – down $16.4 million from the prior year of which $69.3 million of lower revenues is due to property dispositions post June 30, 2018 (majority of which relates to the formation of the Primotop joint venture in the 2018 third quarter) and approximately $5.1 million is from unfavorable foreign currency fluctuations. This decrease is partially offset by $40.2 million of additional lease revenue (of which $13.6 million represents straight-line rent) related to the conversion of five Steward mortgage loans to fee simple assets in 2018, approximately $8 million of less straight-line rent write-offs than in 2018, and approximately $10 million of incremental revenue from acquisitions ($3.8 million of which relates to Healthscope) along with expansion and development projects.

•

Income from direct financing leases – down $1.9 million due to not recording rent on two Alecto properties during the three months ended June 30, 2019, as more fully described in Note 3 to Item 1 of this Form 10-Q.

•	Interest and other income – down $15.6 million from the prior year due to the following:
-

Interest from loans – down $23.3 million over the prior year of which $26.6 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $8.8 million is from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018. This is partially offset by $8.4 million of interest revenue earned on the Primotop joint venture shareholder loan made in August 2018, $3 million from additional loan investments, and $0.4 million from our annual escalations in interest rates in accordance with loan provisions.

-

Other income – up $7.7 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the Condensed Consolidated Statements of Net Income.

Interest expense, for the six months ended June 30, 2019 and 2018, totaled $102.9 million and $115.1 million, respectively. This decrease is primarily related to the lower average revolving debt balance during the first six months of 2019 compared to the first six months of 2018 as we paid down our revolver with proceeds from property sales in 2018. This decrease was partially offset by $0.9 million of accelerated commitment fee amortization expense in the 2019 second quarter associated with our Australian term loan facility.

Real estate depreciation and amortization during the first six months of 2019 decreased to $67.3 million from $70.3 million in the same period of 2018, due to the property sales in 2018, partially offset by new investments made and the conversion of the five Steward mortgage loans to fee simple assets.

Property-related expenses totaled $11.4 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. As noted above under the caption “Other income,” this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses totaled $45.7 million for the first six months of 2019, which is an $8.4 million increase from the prior year. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2018 with a total shareholder return of 25% along with our performance to-date in 2019, we believe it is more likely that such performance awards will be earned and have adjusted our stock compensation expense accordingly.

During the six months ended June 30, 2018, we sold one acute care property (operated by Steward) and three of our long-term acute care hospitals (operated by Vibra) at a gain of $25.6 million.

Earnings from equity interests was $8.2 million for the first six months of 2019, up $0.8 million from the same period of 2018, primarily due to our investment in the Primotop joint venture in the third quarter of 2018.

During the six months ended June 30, 2018, we incurred other expenses of $6.9 million, primarily related to non-cash and unrealized fair value adjustments on our Ernest investments that were sold or repaid in October 2018. No similar fair value adjustments were recorded during the six months ended June 30, 2019.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $2.6 million income tax benefit for the six months ended June 30, 2019, represents the benefit from straight-line rent and other write-offs on our TRS in this period. The benefit is partially offset by tax expense from our international investments.  We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $3 million should continue to be recorded against certain of our international net deferred tax assets at June 30, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FFO information:
Net income attributable to MPT common stockholders	$79,438	$111,567	$155,260	$202,168
Participating securities’ share in earnings	(446)	(323)	(922)	(518)
Net income, less participating securities’ share in earnings	$78,992	$111,244	$154,338	$201,650
Depreciation and amortization	40,407	35,156	80,261	71,673
Loss (gain) on sale of real estate, net	147	(24,151)	147	(25,618)
Funds from operations	$119,546	$122,249	$234,746	$247,705
Write-off of straight-line rent and other, net of tax benefit	406	7,235	3,002	13,294
Unutilized financing fees	914	—	914	—
Acquisition costs, net of tax benefit	—	411	—	411
Normalized funds from operations	$120,866	$129,895	$238,662	$261,410
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.20	$0.30	$0.40	$0.55
Depreciation and amortization	0.10	0.10	0.20	0.20
Loss (gain) on sale of real estate, net	—	(0.07)	—	(0.07)
Funds from operations	$0.30	$0.33	$0.60	$0.68
Write-off of straight-line rent and other, net of tax benefit	—	0.03	0.01	0.03
Unutilized financing fees	0.01	—	—	—
Acquisition costs, net of tax benefit	—	—	—	—
Normalized funds from operations	$0.31	$0.36	$0.61	$0.71

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

	As of	As of
	June 30, 2019	December 31, 2018
Total assets	$10,123,211	$8,843,643
Add:
Binding real estate commitments on new investments(1)	1,990,551	865,165
Unfunded amounts on development deals and commenced capital improvement projects(2)	209,986	229,979
Accumulated depreciation and amortization	531,880	464,984
Incremental gross assets of our joint ventures(3)	549,980	375,544
Less:
Cash and cash equivalents	(451,652)	(720,868)
Total pro forma gross assets	$12,953,956	$10,058,447

(1)

The 2019 column reflects a commitment to invest in 16 facilities in the U.S. and eight facilities in the United Kingdom, while the 2018 column reflects the acquisition of 11 facilities in Australia in June 2019 along with the acquisition of one property in Germany in February 2019.

(2)

Includes $60.2 million and $94.1 million of unfunded amounts on ongoing development projects and $149.8 million and $135.9 million of unfunded amounts on capital improvement and development projects that have commenced rent, as of June 30, 2019 and December 31, 2018, respectively.

(3)	Adjustment needed to reflect our share of our joint ventures’ gross assets.

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

	For the Six Months Ended June 30,
	2019	2018
Total revenues	$373,003	$406,948
Revenue from properties owned through joint venture arrangements	36,887	—
Total adjusted revenues	$409,890	$406,948

LIQUIDITY AND CAPITAL RESOURCES

2019 Cash Flow Activity

During the first half of 2019, we generated $198.1 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $192.6 million.

Certain investing and financing activities in the first half of 2019 included:

a)	Purchased $1.4 billion in real estate assets representing 36 facilities across five countries;
b)	Funded approximately $200 million of development, capital addition and other projects;
c)	Sold 22.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $399 million; and
d)	Closed on an Australian term loan facility for approximately $837 million to help fund the Healthscope acquisition.

Subsequent to June 30, 2019, we completed an underwritten public offering of 51.75 million shares resulting in net proceeds of approximately $858.1 million and a $900 million senior unsecured notes offering resulting in net proceeds of approximately $885 million. We intend to use the net proceeds from these offerings to help finance the $2 billion of commitments described in Note 11 in Item 1 of this Form 10-Q.

2018 Cash Flow Activity

During the first half of 2018, we generated $196.5 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $180.8 million and certain investing and financing (including a $4.6 million reduction in our revolving credit facility) activities.

Certain investing activities in the first half of 2018 included:

a)	Generated $221.9 million of cash proceeds from the sale of properties;
b)	Completed $167.9 million in mortgage loans;
c)	Funded approximately $23 million of development and capital improvement projects; and
d)	Purchased two facilities operated by Steward for $273.7 million by reducing the $259.4 million mortgage loan.

Short-term Liquidity Requirements:

As of June 30, 2019, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At August 2, 2019, our availability under our revolving credit facility plus cash on-hand approximated $3.0 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program, is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects), our approximate $2.0 billion of committed acquisitions as of August 2, 2019, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of June 30, 2019, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). Our liquidity at August 2, 2019 of approximately $3.0 billion, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program, is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects), our $2.0 billion committed acquisitions as of August 2, 2019, and dividends in order to comply with REIT requirements for the next twelve months.

However, our acquisition pipeline continues to remain strong, so in order to fund our acquisitions in excess of the $2.0 billion currently committed and to fund debt maturities coming due in later years, we will need additional capital, and we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

•	sale of equity securities;
•	amending or entering into new bank term loans,
•	placing new secured loans on real estate located in and outside the U.S.;
•	issuance of new USD, EUR or GBP denominated debt securities, including senior unsecured notes; and/or
•	proceeds from strategic property sales.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

As of June 30, 2019, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	40,627
2022	768,650
2023	—
Thereafter	4,111,050
Total	$4,920,327

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for changes to our debt, there have been no other significant changes as of June 30, 2019. However, see Note 11 for activities subsequent to June 30, 2019.

The following table updates our contractual obligations schedule for updates to our debt (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Australian term loan facility	$22,222	$41,278	$881,585	$—	$945,085

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2019:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay - see Note 4 in Item 1 of this Form 10-Q for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2019, our outstanding debt totaled $4.9 billion, which consisted of fixed-rate debt, after considering the interest rate swap on the Australian term loan, of approximately $4.7 billion and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2019 would decrease by $5.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of such variable rate debt at June 30, 2019.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, Italy, Switzerland, and Australia, we are subject to fluctuations in the euro, British pound, Swiss franc and Australian dollar to U.S. dollar currency exchange rates. Increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2019 and on an annualized basis, if the euro exchange rate were to change by 5%, our net income and FFO would change by approximately $0.2 million and $1.3 million, respectively. Based solely on operating results to-date in 2019 and on an annualized basis, if the British pound exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and $0.2 million, respectively. Based solely on operating results to-date in 2019 and on an annualized basis, if the Australian dollar exchange rate were to change by 5%, our net income and FFO would change by approximately $0.1 million and $1.1 million, respectively.

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

10.1*

Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.

10.2(1)	Medical Properties Trust, Inc. 2019 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporate by reference to Medical Properties Trust, Inc.’s definitive Proxy Statement filed with the Comission on April 26, 2019.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2019