Form 10-Q
period 2019-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2019-11-12
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share, of Medical Properties Trust, Inc.	MPW	The New York Stock Exchange

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2019, Medical Properties Trust, Inc. had 517,440,399 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2019 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$7,310,604	$5,268,459
Mortgage loans	1,268,563	1,213,322
Net investment in direct financing leases	688,891	684,053
Investment in sale leaseback transactions	1,390,619	—
Gross investment in real estate assets	10,658,677	7,165,834
Accumulated depreciation and amortization	(571,589)	(464,984)
Net investment in real estate assets	10,087,088	6,700,850
Cash and cash equivalents	461,622	820,868
Interest and rent receivables	25,653	25,855
Straight-line rent receivables	299,993	220,848
Equity investments	777,102	520,058
Other loans	521,398	373,198
Other assets	279,297	181,966
Total Assets	$12,452,153	$8,843,643
Liabilities and Equity
Liabilities
Debt, net	$6,096,232	$4,037,389
Accounts payable and accrued expenses	249,642	204,325
Deferred revenue	16,377	13,467
Obligations to tenants and other lease liabilities	103,084	27,524
Total Liabilities	6,465,335	4,282,705
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 500,000 shares; issued and outstanding — 459,778 shares at September 30, 2019 and 370,637 shares at December 31, 2018	460	371
Additional paid-in capital	5,972,341	4,442,948
Retained earnings	91,535	162,768
Accumulated other comprehensive loss	(90,019)	(58,202)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. Stockholders’ Equity	5,973,540	4,547,108
Non-controlling interests	13,278	13,830
Total Equity	5,986,818	4,560,938
Total Liabilities and Equity	$12,452,153	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Rent billed	$124,361	$118,238	$343,841	$369,076
Straight-line rent	31,026	18,293	76,813	49,157
Income from direct financing leases	17,502	18,998	52,168	55,613
Interest and other income	51,867	41,467	124,937	130,098
Total revenues	224,756	196,996	597,759	603,944
Expenses
Interest	64,519	57,215	167,396	172,364
Real estate depreciation and amortization	40,833	29,949	108,161	100,217
Property-related	4,038	2,719	15,394	6,823
General and administrative	23,286	20,982	69,009	58,352
Acquisition costs	—	506	—	917
Total expenses	132,676	111,371	359,960	338,673
Other income (expense)
Gain on sale of real estate and other, net	209	647,204	62	672,822
Earnings from equity interests	3,474	3,116	11,635	10,542
Unutilized financing fees	(3,959)	—	(4,873)	—
Other	(2,282)	2,595	(1,497)	(4,297)
Total other income	(2,558)	652,915	5,327	679,067

Income before income tax	89,522	738,540	243,126	944,338
Income tax benefit (expense)	745	(2,064)	3,352	(4,802)

Net income	90,267	736,476	246,478	939,536
Net income attributable to non-controlling interests	(481)	(442)	(1,432)	(1,334)
Net income attributable to MPT common stockholders	$89,786	$736,034	$245,046	$938,202

Earnings per common share — basic
Net income attributable to MPT common stockholders	$0.20	$2.01	$0.60	$2.56

Earnings per common share — diluted
Net income attributable to MPT common stockholders	$0.20	$2.00	$0.60	$2.56

Weighted average shares outstanding — basic	439,581	365,024	404,902	364,934
Weighted average shares outstanding — diluted	440,933	366,467	406,100	365,784

Dividends declared per common share	$0.26	$0.25	$0.76	$0.75

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$90,267	$736,476	$246,478	$939,536
Other comprehensive income:
Unrealized loss on interest rate swap	(15,441)	—	(20,699)	—
Foreign currency translation loss	(8,048)	(8,216)	(11,118)	(24,520)
Total comprehensive income	66,778	728,260	214,661	915,016
Comprehensive income attributable to non-controlling interests	(481)	(442)	(1,432)	(1,334)
Comprehensive income attributable to MPT common stockholders	$66,297	$727,818	$213,229	$913,682

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476
Net income	—	—	—	—	—	79,438	—	—	482	79,920
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,486)	—	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	—	2,848
Stock vesting and amortization of stock-based compensation	—	—	119	—	6,317	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	—	—	2,467	2	45,321	—	—	—	—	45,323
Dividends declared ($0.25 per common share)	—	—	—	—	—	(99,093)	—	—	—	(99,093)
Balance at June 30, 2019	—	$—	394,425	$394	$4,855,310	$121,772	$(66,530)	$(777)	$13,466	$4,923,635
Net income	—	—	—	—	—	89,786	—	—	481	90,267
Unrealized loss on interest rate swap	—	—	—	—	—	—	(15,441)	—	—	(15,441)
Foreign currency translation loss	—	—	—	—	—	—	(8,048)	—	—	(8,048)
Stock vesting and amortization of stock-based compensation	—	—	118	—	9,087	—	—	—	—	9,087
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(669)	(669)
Proceeds from offering (net of offering costs)	—	—	65,235	66	1,107,944	—	—	—	—	1,108,010
Dividends declared ($0.26 per common share)	—	—	—	—	—	(120,023)	—	—	—	(120,023)
Balance at September 30, 2019	—	$—	459,778	$460	$5,972,341	$91,535	$(90,019)	$(777)	$13,278	$5,986,818

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	90,601	—	—	442	91,043
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	—	16,088
Stock vesting and amortization of stock-based compensation	—	—	271	1	1,855	—	—	—	—	1,856
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	—	—	—	(94)	—	—	—	—	(94)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,411)	—	—	—	(91,411)
Balance at March 31, 2018	—	$—	364,695	$365	$4,333,972	$(484,804)	$(9,961)	$(777)	$14,394	$3,853,189
Net income	—	—	—	—	—	111,567	—	—	450	112,017
Foreign currency translation loss	—	—	—	—	—	—	(32,392)	—	—	(32,392)
Stock vesting and amortization of stock-based compensation	—	—	36	—	4,869	—	—	—	—	4,869
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(638)	(638)
Proceeds from offering (net of offering costs)	—	—	—	—	(43)	—	—	—	—	(43)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,547)	—	—	—	(91,547)
Balance at June 30, 2018	—	$—	364,731	$365	$4,338,798	$(464,784)	$(42,353)	$(777)	$14,206	$3,845,455
Net income	—	—	—	—	—	736,034	—	—	442	736,476
Foreign currency translation loss	—	—	—	—	—	—	(8,216)	—	—	(8,216)
Stock vesting and amortization of stock-based compensation	—	—	127	—	4,970	—	—	—	—	4,970
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(630)	(630)
Dividends declared ($0.25 per common share)	—	—	—	—	—	(91,547)	—	—	—	(91,547)
Balance at September 30, 2018	—	$—	364,858	$365	$4,343,768	$179,703	$(50,569)	$(777)	$14,018	$4,486,508

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$246,478	$939,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,067	106,508
Amortization of deferred financing costs and debt discount	6,293	5,543
Direct financing lease interest accretion	(6,858)	(7,213)
Straight-line rent revenue and other	(84,758)	(64,840)
Share-based compensation	22,119	11,695
Gain from sale of real estate, net	(62)	(672,822)
Straight-line rent and other write-off	7,232	17,615
Unutilized financing fees	4,873	—
Other adjustments	16,052	(21,354)
Changes in:
Interest and rent receivables	528	(10,158)
Accounts payable and accrued expenses	4,413	(5,387)
Net cash provided by operating activities	327,377	299,123
Investing activities
Cash paid for acquisitions and other related investments	(3,703,092)	(1,166,618)
Net proceeds from sale of real estate	4,859	1,513,666
Principal received on loans receivable	920	531,772
Investment in loans receivable	(34,149)	(174,494)
Construction in progress and other	(55,168)	(32,425)
Capital additions and other investments, net	(213,096)	(63,080)
Net cash (used for) provided by investing activities	(3,999,726)	608,821
Financing activities
Proceeds from term debt, net of discount	1,732,740	759,735
Revolving credit facilities, net	417,089	(818,116)
Distributions paid	(291,675)	(272,360)
Lease deposits and other obligations to tenants	(8,349)	(25,511)
Proceeds from sale of common shares, net of offering costs	1,507,363	—
Other financing activities	(24,187)	(3,106)
Net cash provided by (used for) financing activities	3,332,981	(359,358)
(Decrease) increase in cash, cash equivalents and restricted cash for period	(339,368)	548,586
Effect of exchange rate changes	(16,645)	(8,313)
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$466,412	$712,520
Interest paid	$158,259	$175,715
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$120,023	$91,547
Cash, cash equivalents and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$461,622	$710,965
Restricted cash, included in Other assets	4,790	1,555
	$466,412	$712,520

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$7,310,604	$5,268,459
Mortgage loans	1,268,563	1,213,322
Net investment in direct financing leases	688,891	684,053
Investment in sale leaseback transactions	1,390,619	—
Gross investment in real estate assets	10,658,677	7,165,834
Accumulated depreciation and amortization	(571,589)	(464,984)
Net investment in real estate assets	10,087,088	6,700,850
Cash and cash equivalents	461,622	820,868
Interest and rent receivables	25,653	25,855
Straight-line rent receivables	299,993	220,848
Equity investments	777,102	520,058
Other loans	521,398	373,198
Other assets	279,297	181,966
Total Assets	$12,452,153	$8,843,643
Liabilities and Capital
Liabilities
Debt, net	$6,096,232	$4,037,389
Accounts payable and accrued expenses	129,289	108,574
Deferred revenue	16,377	13,467
Obligations to tenants and other lease liabilities	103,084	27,524
Payable due to Medical Properties Trust, Inc.	119,963	95,361
Total Liabilities	6,464,945	4,282,315
Capital
General Partner — issued and outstanding — 4,598 units at September 30, 2019 and 3,706 units at December 31, 2018	60,666	46,084
Limited Partners:
Common units — issued and outstanding — 455,180 units at September 30, 2019 and 366,931 units at December 31, 2018	6,003,283	4,559,616
LTIP units — issued and outstanding — 232 units at September 30, 2019 and 232 units at December 31, 2018	—	—
Accumulated other comprehensive loss	(90,019)	(58,202)
Total MPT Operating Partnership, L.P. capital	5,973,930	4,547,498
Non-controlling interests	13,278	13,830
Total capital	5,987,208	4,561,328
Total Liabilities and Capital	$12,452,153	$8,843,643

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2019	2018	2019	2018
Revenues
Rent billed	$124,361	$118,238	$343,841	$369,076
Straight-line rent	31,026	18,293	76,813	49,157
Income from direct financing leases	17,502	18,998	52,168	55,613
Interest and other income	51,867	41,467	124,937	130,098
Total revenues	224,756	196,996	597,759	603,944
Expenses
Interest	64,519	57,215	167,396	172,364
Real estate depreciation and amortization	40,833	29,949	108,161	100,217
Property-related	4,038	2,719	15,394	6,823
General and administrative	23,286	20,982	69,009	58,352
Acquisition costs	—	506	—	917
Total expenses	132,676	111,371	359,960	338,673
Other income (expense)
Gain on sale of real estate and other, net	209	647,204	62	672,822
Earnings from equity interests	3,474	3,116	11,635	10,542
Unutilized financing fees	(3,959)	—	(4,873)	—
Other	(2,282)	2,595	(1,497)	(4,297)
Total other income	(2,558)	652,915	5,327	679,067

Income before income tax	89,522	738,540	243,126	944,338
Income tax benefit (expense)	745	(2,064)	3,352	(4,802)

Net income	90,267	736,476	246,478	939,536
Net income attributable to non-controlling interests	(481)	(442)	(1,432)	(1,334)
Net income attributable to MPT Operating Partnership partners	$89,786	$736,034	$245,046	$938,202

Earnings per unit — basic
Net income attributable to MPT Operating Partnership partners	$0.20	$2.01	$0.60	$2.56

Earnings per unit — diluted
Net income attributable to MPT Operating Partnership partners	$0.20	$2.00	$0.60	$2.56

Weighted average units outstanding — basic	439,581	365,024	404,902	364,934
Weighted average units outstanding — diluted	440,933	366,467	406,100	365,784

Dividends declared per unit	$0.26	$0.25	$0.76	$0.75

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$90,267	$736,476	$246,478	$939,536
Other comprehensive income:
Unrealized loss on interest rate swap	(15,441)	—	(20,699)	—
Foreign currency translation loss	(8,048)	(8,216)	(11,118)	(24,520)
Total comprehensive income	66,778	728,260	214,661	915,016
Comprehensive income attributable to non-controlling interests	(481)	(442)	(1,432)	(1,334)
Comprehensive income attributable to MPT Operating Partnership partners	$66,297	$727,818	$213,229	$913,682

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866
Net income	—	794	—	78,644	—	—	—	482	79,920
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,486)	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	2,848
Unit vesting and amortization of unit-based compensation	1	63	118	6,254	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	25	453	2,442	44,870	—	—	—	—	45,323
Distributions declared ($0.25 per unit)	—	(991)	—	(98,102)	—	—	—	—	(99,093)
Balance at June 30, 2019	3,944	$49,797	390,481	$4,927,292	232	$—	$(66,530)	$13,466	$4,924,025
Net income	—	898	—	88,888	—	—	—	481	90,267
Unrealized loss on interest rate swap	—	—	—	—	—	—	(15,441)	—	(15,441)
Foreign currency translation loss	—	—	—	—	—	—	(8,048)	—	(8,048)
Unit vesting and amortization of unit-based compensation	1	91	117	8,996	—	—	—	—	9,087
Distributions to non-controlling interests	—	—	—	—	—	—	—	(669)	(669)
Proceeds from offering (net of offering costs)	653	11,080	64,582	1,096,930	—	—	—	—	1,108,010
Distributions declared ($0.26 per unit)	—	(1,200)	—	(118,823)	—	—	—	—	(120,023)
Balance at September 30, 2019	4,598	$60,666	455,180	$6,003,283	232	$—	$(90,019)	$13,278	$5,987,208

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	906	—	89,695	—	—	—	442	91,043
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Foreign currency translation gain	—	—	—	—	—	—	16,088	—	16,088
Unit vesting and amortization of unit-based compensation	3	19	268	1,837	—	—	—	—	1,856
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(620)	(620)
Proceeds from offering (net of offering costs)	—	(1)	—	(93)	—	—	—	—	(94)
Distributions declared ($0.25 per unit)	—	(914)	—	(90,497)	—	—	—	—	(91,411)
Balance at March 31, 2018	3,647	$38,518	361,048	$3,810,628	232	$—	$(9,961)	$14,394	$3,853,579
Net income	—	1,115	—	110,452	—	—	—	450	112,017
Foreign currency translation loss	—	—	—	—	—	—	(32,392)	—	(32,392)
Unit vesting and amortization of unit-based compensation	—	49	36	4,820	—	—	—	—	4,869
Distributions to non-controlling interests	—	—	—	—	—	—	—	(638)	(638)
Proceeds from offering (net of offering costs)	—	—	—	(43)	—	—	—	—	(43)
Distributions declared ($0.25 per unit)	—	(915)	—	(90,632)	—	—	—	—	(91,547)
Balance at June 30, 2018	3,647	$38,767	361,084	$3,835,225	232	$—	$(42,353)	$14,206	$3,845,845
Net income	—	7,361	—	728,673	—	—	—	442	736,476
Foreign currency translation loss	—	—	—	—	—	—	(8,216)	—	(8,216)
Unit vesting and amortization of unit-based compensation	1	48	126	4,922	—	—	—	—	4,970
Distributions to non-controlling interests	—	—	—	—	—	—	—	(630)	(630)
Distributions declared ($0.25 per unit)	—	(915)	—	(90,632)	—	—	—	—	(91,547)
Balance at September 30, 2018	3,648	$45,261	361,210	$4,478,188	$232	$—	$(50,569)	$14,018	$4,486,898

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$246,478	$939,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,067	106,508
Amortization of deferred financing costs and debt discount	6,293	5,543
Direct financing lease interest accretion	(6,858)	(7,213)
Straight-line rent revenue and other	(84,758)	(64,840)
Unit-based compensation	22,119	11,695
Gain from sale of real estate, net	(62)	(672,822)
Straight-line rent and other write-off	7,232	17,615
Unutilized financing fees	4,873	—
Other adjustments	16,052	(21,354)
Changes in:
Interest and rent receivables	528	(10,158)
Accounts payable and accrued expenses	4,413	(5,387)
Net cash provided by operating activities	327,377	299,123
Investing activities
Cash paid for acquisitions and other related investments	(3,703,092)	(1,166,618)
Net proceeds from sale of real estate	4,859	1,513,666
Principal received on loans receivable	920	531,772
Investment in loans receivable	(34,149)	(174,494)
Construction in progress and other	(55,168)	(32,425)
Capital additions and other investments, net	(213,096)	(63,080)
Net cash (used for) provided by investing activities	(3,999,726)	608,821
Financing activities
Proceeds from term debt, net of discount	1,732,740	759,735
Revolving credit facilities, net	417,089	(818,116)
Distributions paid	(291,675)	(272,360)
Lease deposits and other obligations to tenants	(8,349)	(25,511)
Proceeds from sale of units, net of offering costs	1,507,363	—
Other financing activities	(24,187)	(3,106)
Net cash provided by (used for) financing activities	3,332,981	(359,358)
(Decrease) increase in cash, cash equivalents and restricted cash for period	(339,368)	548,586
Effect of exchange rate changes	(16,645)	(8,313)
Cash, cash equivalents and restricted cash at beginning of period	822,425	172,247
Cash, cash equivalents and restricted cash at end of period	$466,412	$712,520
Interest paid	$158,259	$175,715
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$120,023	$91,547
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472
Restricted cash, included in Other assets	1,557	775
	$822,425	$172,247
End of period:
Cash and cash equivalents	$461,622	$710,965
Restricted cash, included in Other assets	4,790	1,555
	$466,412	$712,520

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

Recent Accounting Developments:

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for our financing receivables, including direct financing leases, investments in sale leaseback transactions, and loan receivables, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020. We are still evaluating the impact of this standard, but we do not believe such impact will be material.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following assets (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Assets Acquired
Land and land improvements	$375,721	$57,452
Building	1,320,449	467,164
Intangible lease assets — subject to amortization (weighted average useful life 18.7 years for 2019 and 27.8 years for 2018)	149,201	60,277
Investment in sale leaseback transactions	1,386,797	—
Equity investments	284,399	245,267
Mortgage loans	51,267	—
Other loans	135,258	336,458
Total assets acquired	$3,703,092	$1,166,618
Loans repaid	—	(525,426)
Total net assets acquired	$3,703,092	$641,192

2019 Activity

Prospect Transaction

On August 23, 2019, we invested in a portfolio of 14 acute care hospitals and two behavioral health facilities operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment includes the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion. We are accounting for these properties as a financing receivable (as presented in the Investment in sale leaseback transactions line of the condensed consolidated balance sheet) under the new lease accounting rules due to certain lessee end-of-term purchase options. In addition, we originated a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital, and a $112.9 million term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases, mortgage loan and term loan are cross-defaulted and cross-collateralized. The master leases and mortgage loan have substantially similar terms, with a 15-year fixed term subject to three extension options, plus annual increases based on inflation.

The agreements provide for the potential for a future purchase price adjustment of up to an additional $250.0 million, based on achievement of certain performance thresholds over a three-year period; any such adjustment will be added to the lease base upon which we will earn a return in accordance with the master leases.

Other Transactions

On August 30, 2019, we invested in a portfolio of facilities throughout various states for approximately $254 million. The properties are leased to Vibra Healthcare, LLC (“Vibra”) pursuant to a new master lease agreement with an initial lease term of 20 years. The lease provides for annual escalations at the greater of 2% or the change in Consumer Price Index (“CPI”) and includes three five-year extension options. The facilities acquired include three inpatient rehabilitation hospitals and seven long-term acute care hospitals.

On August 16, 2019, we acquired freehold interests in eight acute care hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals are leased to Ramsay Health Care pursuant to in-place net leases with approximately 18-year remaining lease terms and include annual fixed and periodic market-based escalations.

On June 10, 2019, we acquired seven community hospitals in Kansas for approximately $145.4 million. The properties are leased to an affiliate of Saint Luke’s Health System (“SLHS”) pursuant to seven individual in-place leases that have an average remaining lease term of 14 years. The leases provide for fixed escalations every five years and include two five-year extension options. All seven hospitals were constructed in either 2018 or 2019, and the leases are guaranteed by SLHS.

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

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment was effected through our purchase of a 46% stake in a Swiss healthcare real estate company, Infracore SA, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases with an average 23-year remaining term subject to annual escalation provisions. We are accounting for our 46% interest in this joint venture under the equity method. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019 that we are marking to fair value each quarter.

Other acquisitions throughout the first nine months of 2019 included three acute care hospitals and one inpatient rehabilitation hospital for an aggregate investment of approximately $135 million. One of the acute care hospitals, acquired on April 12, 2019 and located in Big Spring, Texas, is leased to Steward Health Care System LLC (“Steward”) pursuant to the Steward master lease. The second facility, located in Poole, England, was acquired on April 3, 2019 and is leased to BMI Healthcare pursuant to an in-place lease with 14 years remaining on its term and fixed 2.5% annual escalators. The third acute care facility was acquired on September 30, 2019, located in Watsonville, California, and is leased to Halsen Healthcare. The inpatient rehabilitation hospital, acquired on February 8, 2019, is located in Germany and leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”).

2018 Activity

Joint Venture Transaction

On August 31, 2018, we completed a joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”) pursuant to which we contributed 71 of our post-acute hospitals in Germany, with an aggregate fair value of €1.635 billion, for a 50% interest, while Primotop contributed cash for its 50% interest in the joint venture. As part of the transaction, we received an aggregate amount of approximately €1.14 billion, from the proceeds of the cash contributed by Primotop and the secured debt financing placed on the joint venture’s real estate, and we recognized an approximate €500 million gain on sale. Our interest in the joint venture is made up of a 50% equity investment valued at approximately €211 million, which is being accounted for under the equity method of accounting, and a €290 million shareholder loan (with terms identical to Primotop’s shareholder loan).

Other Transactions

During the second and third quarters of 2018, we acquired the fee simple real estate of four general acute care hospitals, three of which are located in Massachusetts and one located in Texas, from Steward in exchange for the reduction of $525.4 million of mortgage loans made to Steward in October 2016 and March 2018, along with additional cash consideration. These properties are being leased to Steward pursuant to the original master lease from October 2016.

In addition, we acquired one acute care facility and three inpatient rehabilitation hospitals during the first nine months of 2018 for an aggregate investment of approximately $38 million. The acute care hospital, acquired on August 31, 2018 and located in Pasco, Washington, is leased to LifePoint Health, Inc. (“LifePoint”) pursuant to the master lease. The inpatient rehabilitation hospitals, acquired on August 28, 2018, are located in Germany and leased to MEDIAN.

Development Activities

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2019	Estimated Rent Commencement Date
Circle Health (Birmingham, England)	$44,061	$35,108	2Q 2020
Circle Health Rehabilitation (Birmingham, England)	19,862	16,320	2Q 2020
Surgery Partners (Idaho Falls, Idaho)	113,468	82,651	1Q 2020
	$177,391	$134,079

Disposals

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

On June 4, 2018, we sold three long-term acute care hospitals located in California, Texas, and Oregon, that were leased and operated by Vibra, which included our equity investment in operations of the Texas facility. Total proceeds from the transaction were $53.3 million in cash, a mortgage loan in the amount of $18.3 million, and a $1.5 million working capital loan. The transaction resulted in a gain on real estate of $24.2 million, which was partially offset by a $5.1 million non-cash charge to revenue to write-off related straight-line rent receivables.

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

The properties sold during 2018 did not meet the definition of discontinued operations. However, the following represents the operating results from these properties (excluding the St. Joseph sale in March 2018) for the periods presented (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2018
Revenues(1)	$20,115	$88,838
Real estate depreciation and amortization	(237)	(15,849)
Property-related expenses	(265)	(531)
Other(2)	692,362	715,246
Income from real estate dispositions, net	$711,975	$787,704
(1)	Includes $2.5 million and $7.6 million of straight-line rent and other write-offs associated with the disposal transactions for the three and nine months ended September 30, 2018, respectively.
(2)	Includes $695.2 million of gains on sale for the three months ended September 30, 2018 and $719.3 million for the nine months ended September 30, 2018.

Leasing Operations (Lessor)

As noted earlier, we acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms ranging from 10 to 15 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 95% of our leases provide annual rent escalations based on increases in the CPI (or similar index outside the U.S.) and/or fixed minimum annual escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $210 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases noted below as direct finance leases (“DFLs”), all of our leases are classified as operating leases.

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of September 30, 2019 (in thousands):

	Total Under Operating Leases	Total Under DFLs	Total
2019 (three months only)	$129,235	$15,214	$144,449
2020	542,989	62,072	605,061
2021	557,352	63,313	620,665
2022	563,977	64,579	628,556
2023	573,798	65,871	639,669
Thereafter	12,247,074	1,400,026	13,647,100
	$14,614,425	$1,671,075	$16,285,500

Direct Financing Leases

At September 30, 2019, leases on 14 Ernest Health (“Ernest”) facilities, ten Prime Healthcare Services, Inc. (“Prime”) facilities, and two Alecto Healthcare Services LLC (“Alecto”) facilities are accounted for as DFLs. The components of our net investment in DFLs consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Minimum lease payments receivable	$2,049,738	$2,091,504
Estimated residual values	419,753	424,719
Less: Unearned income	(1,780,600)	(1,832,170)
Net investment in direct financing leases	$688,891	$684,053

Adeptus Health Transition Properties

As noted in previous filings, we had 16 properties transitioning away from Adeptus Health, Inc. (“Adeptus”) in stages over a two year period as part of Adeptus’ confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. At November 8, 2019, 11 of these properties have been re-leased and two properties in the Dallas market were sold in April 2019 and in July 2019 at their approximate book value. The remaining three facilities (representing less than 0.1% of our total assets at September 30, 2019) are vacant.

At September 30, 2019, Adeptus is current on its rent obligations to us. Although no assurances can be made that we will not recognize a loss in the future, we believe, at September 30, 2019, that the sale or re-leasing of the remaining three transition facilities will not result in any material loss or additional impairment.

Gilbert Facility

In the first quarter of 2018, we terminated the lease at our Gilbert, Arizona facility due to the tenant not meeting its rent obligations pursuant to the lease. As a result of the lease terminating, we recorded a charge to reserve against the straight-line rent receivables. All outstanding receivables due from the former tenant of Gilbert are completely reserved. At September 30, 2019, our Gilbert facility is vacant. Although no assurances can be made that we will not have any impairment charges in the future, we believe our investment in the Gilbert facility (less than 0.1% of total assets at September 30, 2019), is fully recoverable.

Alecto Facilities

At September 30, 2019, we own four acute care facilities and have a mortgage loan on a fifth property. In the 2018 third quarter, we lowered the carrying value of the four owned properties to fair value resulting in a $30 million charge. With the decline in the operating results of the facility tenant, we recorded a charge to reserve against the straight-line rent and other receivables outstanding in the 2019 first quarter and did not recognize any rent revenue in the three months ended September 30, 2019.

At September 30, 2019, our total overall investment in these properties is less than 1% of our total assets. On August 7, 2019, Alecto announced closure of two facilities in the Ohio Valley region, which we have an investment in of approximately $30 million. Although no assurances can be made that we will not recognize any impairment charges in the future, we believe our investment in these properties at September 30, 2019 is fully recoverable.

Loans

The following is a summary of our loans (in thousands):

	As of September 30, 2019	As of December 31, 2018
Mortgage loans	$1,268,563	$1,213,322
Investment in sale leaseback transactions	1,390,619	—
Other loans	521,398	373,198
Total	$3,180,580	$1,586,520

The investment in sale leaseback transactions, along with the majority of the increase in mortgage and other loans, relates to the Prospect transaction. See subheading “Acquisitions” in this Note 3 for further details. Other loans typically consist of loans to our tenants for acquisitions and working capital purposes and include our shareholder loan made to the joint venture with Primotop in the amount of €290 million.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At September 30, 2019, we had no investment in any single property greater than 3% of our total assets, which is down from the 4% at December 31, 2018.
2)

Operator concentration – For the nine months ended September 30, 2019, revenue from Steward and Prime of $265.1 million and $96.0 million, respectively, exceeded 10% of our total revenues. Of these two tenants, no single property represents greater than 4% of our total revenues. In comparison, Steward ($226.0 million), Prime ($95.4 million) and MEDIAN ($99.9 million) exceeded 10% of our total revenues for the first nine months of 2018.

3)

Geographic concentration – At September 30, 2019, investments in the U.S., Europe, and Australia represented approximately 73%, 20%, and 7%, respectively, of our total assets. In comparison, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets at December 31, 2018.

4)

Facility type concentration – For the nine months ended September 30, 2019, approximately 86% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 10% and 4%, respectively. These percentages are similar to those for the first nine months of 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2019	As of December 31, 2018
Revolving credit facility(A)	$451,006	$28,059
USD term loan	200,000	200,000
Australian term loan facility(B)	810,000	—
4.000% Senior Unsecured Notes due 2022(C)	544,950	573,350
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(C)	544,950	573,350
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
4.625% Senior Unsecured Notes due 2029	900,000	—
	$6,150,906	$4,074,759
Debt issue costs, net and discount	(54,674)	(37,370)
	$6,096,232	$4,037,389

(A)	Includes £367 million and £22 million of GBP-denominated borrowings that reflect the exchange rate at September 30, 2019 and December 31, 2018, respectively.
(B)	This note is Australian dollar-denominated and reflects the exchange rate at September 30, 2019.
(C)	These notes are Euro-denominated and reflect the exchange rate at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	451,006
2022	744,950
2023	—
Thereafter	4,954,950
Total	$6,150,906

2019 Activity

4.625% Senior Unsecured Notes due 2029

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

We used the net proceeds from the 4.625% Senior Unsecured Notes due 2029 offering along with the proceeds from our July 2019 equity offering to finance the Prospect transaction described in Note 3. As a result of these offerings, we canceled the $1.55 billion senior unsecured bridge loan facility commitment from Barclays Bank PLC that we received on July 10, 2019. With this commitment, we paid $4.0 million of underwriting and other fees, which we fully expensed upon the cancellation of the commitment during the 2019 third quarter.

Australian Term Loan Facility

On May 23, 2019, we entered into an AUD$1.2 billion term loan facility agreement with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan facility matures on May 23, 2024. We used the proceeds under the facility to finance our acquisition of the Healthscope portfolio. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on the Company’s credit rating) is 1.25% for an all-in fixed rate of 2.45%. We paid approximately $8 million in one-time structuring and underwriting fees associated with this term loan facility.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit and term loan agreement (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations, as defined in the agreements, on a rolling four quarter basis. At September 30, 2019, the dividend restriction was 95% of normalized adjusted funds from operations (“NAFFO”). The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2019, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the first nine months of 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $649 million.

On July 18, 2019, we completed an underwritten public offering of 51.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 6.75 million shares) of our common stock, resulting in net proceeds of $858.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

MPT Operating Partnership, L.P.

At September 30, 2019, the Company has a 99.9% ownership interest in the Operating Partnership with the remainder owned by two other partners, which are employees.

During the nine months ended September 30, 2019, the Operating Partnership issued approximately 87.9 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 11.4 million shares remain available for future stock awards as of September 30, 2019. Share-based compensation expense totaled $22.1 million and $11.7 million for the nine months ended September 30, 2019 and 2018, respectively.

7. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and other loans (including the financing receivable from the sale leaseback transaction) are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior unsecured notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loan using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	September 30, 2019		December 31, 2018
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$25,653	$24,793	$25,855	$24,942
Loans(1)	3,065,580	3,112,717	1,471,520	1,490,758
Debt, net	(6,096,232)	(6,352,115)	(4,037,389)	(3,947,795)
(1)	Excludes mortgage loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our Ernest mortgage loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method in 2012 when we acquired an equity interest in and made an acquisition loan to Ernest. Such equity interest was sold and the acquisition loan was paid off in October 2018. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values. We have not made a similar election for other investments existing at September 30, 2019.

At September 30, 2019, these amounts were as follows (in thousands):

Asset Type	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$115,000	$115,000	Mortgage loans

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

During the first nine months of 2018, we recognized an unrealized loss on our investment in Ernest. There was no gain or loss recorded during the first nine months of 2019.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$90,267	$736,476
Non-controlling interests’ share in net income	(481)	(442)
Participating securities’ share in earnings	(432)	(290)
Net income, less participating securities’ share in earnings	$89,354	$735,744
Denominator:
Basic weighted-average common shares	439,581	365,024
Dilutive potential common shares	1,352	1,443
Dilutive weighted-average common shares	440,933	366,467

	For the Nine Months Ended September 30,
	2019	2018
Numerator:
Net income	$246,478	$939,536
Non-controlling interests’ share in net income	(1,432)	(1,334)
Participating securities’ share in earnings	(1,354)	(808)
Net income, less participating securities’ share in earnings	$243,692	$937,394
Denominator:
Basic weighted-average common shares	404,902	364,934
Dilutive potential common shares	1,198	850
Dilutive weighted-average common shares	406,100	365,784

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$90,267	$736,476
Non-controlling interests’ share in net income	(481)	(442)
Participating securities’ share in earnings	(432)	(290)
Net income, less participating securities’ share in earnings	$89,354	$735,744
Denominator:
Basic weighted-average units	439,581	365,024
Dilutive potential units	1,352	1,443
Diluted weighted-average units	440,933	366,467

	For the Nine Months Ended September 30,
	2019	2018
Numerator:
Net income	$246,478	$939,536
Non-controlling interests’ share in net income	(1,432)	(1,334)
Participating securities’ share in earnings	(1,354)	(808)
Net income, less participating securities’ share in earnings	$243,692	$937,394
Denominator:
Basic weighted-average units	404,902	364,934
Dilutive potential units	1,198	850
Diluted weighted-average units	406,100	365,784

9. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

10. Leases (Lessee)

We have leased land on which certain of our facilities reside, along with corporate office and equipment. Our leases have remaining lease terms of 4.8 years to 47.3 years, some of which may include options to extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

Properties subject to ground leases are subleased to our tenants, except for two Adeptus transition properties.

The following is a summary of our lease expense (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	(2)	$2,163	$6,725
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	13	38
Interest on lease liabilities	Interest expense	32	85
Sublease income	Interest and other income	(873)	(2,682)
Total lease cost		$1,335	$4,166

(1)	Includes short-term leases.
(2)	$1.4 million and $4.5 million for the three and nine months ended September 30, 2019, respectively, included in Property-related, with the remainder reflected in General and administrative expenses.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at September 30, 2019 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts to be Received From Subleases	Net Payments
2019 (1)	$1,487	$31	$(816)	$702
2020	6,040	125	(3,322)	2,843
2021	6,219	126	(3,439)	2,906
2022	6,407	128	(3,567)	2,968
2023	6,470	129	(3,568)	3,031
Thereafter	183,294	5,045	(92,095)	96,244	(2)
Total undiscounted minimum lease payments	$209,917	$5,584	$(106,807)	$108,694
Less: interest	(134,274)	(3,653)
Present value of lease liabilities	$75,643	$1,931

(1)	Represents remaining three months of 2019.
(2)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Classification	September 30, 2019
Right of use assets:
Operating leases - real estate	Land, buildings and improvements, intangible lease assets, and other	$58,753
Finance leases - real estate	Land, buildings and improvements, intangible lease assets, and other	1,900
Real estate right of use assets, net		60,653
Operating leases - corporate	Other assets	10,261
Total right of use assets, net		$70,914

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$75,643
Financing leases	Obligations to tenants and other lease liabilities	1,931
Total lease liabilities		$77,574

Weighted average remaining lease term:
Operating leases		31.9
Finance leases		37.2
Weighted average discount rate:
Operating leases		6.3%
Finance leases		6.6%

The following is supplemental cash flow information (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,408
Operating cash flows from finance leases	83
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,575
Finance leases	—

11. Subsequent Events

Investments

On October 25, 2019, we entered into an agreement to finance the development of and lease an acute care hospital in Clear Lake, Texas, for $27.5 million. This facility will be leased to NeuroPsychiatric Hospitals pursuant to a long-term lease and is expected to open in the third quarter of 2020.

On November 5, 2019, we entered into definitive agreements pursuant to which we will acquire a portfolio of 10 acute care hospitals owned and operated by LifePoint for a combined purchase price of approximately $700.0 million. Under the terms of the agreements, we will lease back the hospitals to LifePoint under one master lease agreement. The master lease will have a 20-year initial term and two five-year extension options, plus annual escalators at the greater of 2% or the change in the applicable CPI, with a cap of 4%.

 On November 5, 2019, we completed the sale of the real estate of two acute care hospitals for net proceeds to us of approximately $93.0 million, which is in excess of our net book value.

Financing

On November 4, 2019, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share, available for issuance from 500,000,000 to 750,000,000.

On November 8, 2019, we completed an underwritten public offering of 57.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 7.5 million shares) of our common stock, resulting in net proceeds of $1.026 billion, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Forward-Looking Statements.

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•

the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the transactions described in Note 11 to Item 1 of this Quarterly Report on Form 10-Q) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain MPT’s status as a REIT for federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in federal, state or local tax laws in the U.S., Europe, Australia or other jurisdictions in which we may own healthcare facilities;
•	healthcare and other regulatory requirements of the U.S., Europe, Australia and other foreign countries; and
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
•

changes in revenue sources of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., pension funds in Germany and National Health Service in the United Kingdom) and private payors (including commercial insurance and private pay patients);

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2019, there were no material changes to these policies except for those described in Note 2 to Item 1 of this Form 10-Q.

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

At September 30, 2019, our portfolio consisted of 348 properties leased or loaned to 38 operators, of which three are under development and 11 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. All of our investments are currently located in the U.S., Europe and Australia. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2019	% of Total	As of December 31, 2018	% of Total
Real estate owned (gross)(1)	$9,256,035	74.3%	$5,868,340	66.4%
Mortgage loans	1,268,563	10.2%	1,213,322	13.7%
Other loans	521,398	4.2%	373,198	4.2%
Construction in progress	134,079	1.1%	84,172	1.0%
Equity investments	777,102	6.2%	520,058	5.9%
Other assets	494,976	4.0%	784,553	8.8%
Total assets	$12,452,153	100.0%	$8,843,643	100.0%

(1)	Includes our investments in direct finance leases and sale leaseback transactions.

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of September 30, 2019 as compared to December 31, 2018 is as follows (dollars in thousands):

Pro Forma Gross Assets by Operator

	As of September 30, 2019		As of December 31, 2018
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$3,953,099	29.2%	$3,823,625	38.0%
Prospect	1,554,823	11.5%	—	—
Prime	1,143,557	8.4%	1,124,711	11.2%
MEDIAN	999,732	7.4%	1,075,504	10.7%
Healthscope	863,002	6.4%	858,569	8.5%
Other operators	4,131,153	30.4%	2,647,369	26.3%
Other assets	908,969	6.7%	528,669	5.3%
Total	$13,554,335	100.0%	$10,058,447	100.0%

Pro Forma Gross Assets by U.S. State and Country

	As of September 30, 2019		As of December 31, 2018
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Massachusetts	$1,489,359	11.0%	$1,469,423	14.6%
California	1,294,937	9.6%	522,753	5.2%
Texas	1,254,397	9.3%	1,126,217	11.2%
Utah	1,065,674	7.9%	1,054,539	10.5%
Pennsylvania	575,264	4.2%	141,893	1.4%
All other states	3,850,836	28.4%	2,972,116	29.5%
Other domestic assets	710,512	5.2%	482,992	4.8%
Total U.S.	$10,240,979	75.6%	$7,769,933	77.2%
Germany	$1,088,936	8.0%	$1,164,973	11.6%
Australia	863,002	6.4%	858,569	8.5%
United Kingdom	582,521	4.3%	100,823	1.0%
Switzerland	467,351	3.4%	—	—
Italy and Spain	113,089	0.8%	118,472	1.2%
Other international assets	198,457	1.5%	45,677	0.5%
Total International	$3,313,356	24.4%	$2,288,514	22.8%
Grand Total	$13,554,335	100.0%	$10,058,447	100.0%

On an individual property basis, we had no investment in any single property greater than 2.7% of our total pro forma gross assets as of September 30, 2019.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the nine months ended September 30, 2019 as compared to the prior year is as follows (dollars in thousands):

Adjusted Revenue by Operator

	For the Nine Months Ended September 30,
	2019		2018
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$265,060	40.2%	$225,989	36.6%
Prime	95,961	14.6%	95,439	15.5%
MEDIAN	66,231	10.1%	99,924	16.2%
Ernest	38,744	5.9%	52,752	8.5%
LifePoint	34,420	5.2%	31,484	5.1%
Other operators	157,762	24.0%	112,104	18.1%
Total	$658,178	100.0%	$617,692	100.0%

Adjusted Revenue by U.S. State and Country

	For the Nine Months Ended September 30,
	2019		2018
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Massachusetts	$102,893	15.6%	$85,054	13.8%
Texas	88,818	13.5%	87,588	14.2%
Utah	65,128	9.9%	62,598	10.1%
California	56,143	8.5%	45,326	7.3%
Arizona	37,590	5.7%	35,204	5.7%
All other states	196,616	29.9%	184,091	29.8%
Total U.S.	$547,188	83.1%	$499,861	80.9%
Germany	$72,135	11.0%	$106,198	17.2%
Australia, United Kingdom, Switzerland, Italy, and Spain	38,855	5.9%	11,633	1.9%
Total International	$110,990	16.9%	$117,831	19.1%
Grand Total	$658,178	100.0%	$617,692	100.0%

Adjusted Revenue by Facility Type

	For the Nine Months Ended September 30,
	2019		2018
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$530,383	80.6%	$449,445	72.8%
Rehabilitation hospitals	105,369	16.0%	145,442	23.5%
Long-term acute care hospitals	22,426	3.4%	22,805	3.7%
Total	$658,178	100.0%	$617,692	100.0%

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

Net income for the three months ended September 30, 2019, was $89.8 million, compared to $736.0 million for the three months ended September 30, 2018. This decrease is primarily due to the $695.2 million of gains on sales of real estate in the 2018 third quarter, including the joint venture transaction with Primotop and the North Cypress disposal described in Note 3 to Item 1 of this Form 10-Q. This decrease is partially offset by incremental revenue from new investments in 2018 and 2019. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $147.5 million for the 2019 third quarter as compared to $127.2 million for the 2018 third quarter. This increase in FFO is primarily due to incremental revenue from new investments in 2018 and 2019.

A comparison of revenues for the three month periods ended September 30, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019	% of Total	2018	% of Total	Year over Year Change
Rent billed	$124,361	55.3%	$118,238	60.0%	5.2%
Straight-line rent	31,026	13.8%	18,293	9.3%	69.6%
Income from direct financing leases	17,502	7.8%	18,998	9.7%	-7.9%
Interest and other income	51,867	23.1%	41,467	21.0%	25.1%
Total revenues	$224,756	100.0%	$196,996	100.0%	14.1%

Our total revenue for the 2019 third quarter is up $27.8 million, or 14%, from the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $18.9 million from the prior year of which $24.4 million is from incremental revenue from acquisitions ($13.2 million of which relates to Healthscope), along with expansion and development projects, and $12.9 million of additional lease revenue related to the conversion of five Steward mortgage loans to fee simple assets in 2018. This increase is partially offset by a net $18.9 million of lower revenues due to property dispositions in 2018 (majority of which relates to the formation of the Primotop joint venture in the 2018 third quarter) and approximately $1.2 million from unfavorable foreign currency fluctuations.

•

Income from direct financing leases – down $1.5 million primarily due to not recording rent on two Alecto properties during the three months ended September 30, 2019 as described in Note 3 to Item 1 of this Form 10-Q.

•	Interest and other income – up $10.4 million from the prior year due to the following:
-

Interest from loans – up $7.4 million over the prior year of which $20.0 million is from incremental revenue from new loans made after September 2018 (of which $16.4 million relates to Prospect). This increase is partially offset by $8.3 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $4.4 million from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018.

-

Other income – up $3.0 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the Condensed Consolidated Statements of Net Income.

Interest expense, for the quarters ended September 30, 2019 and 2018, totaled $64.5 million and $57.2 million, respectively. This increase is primarily related to additional interest from the $900 million senior unsecured notes offering in the third quarter of 2019.

Real estate depreciation and amortization during the third quarter of 2019 increased to $40.8 million from $29.9 million in 2018 due to the new investments made in 2019, partially offset by property sales in 2018 and the conversion of the five Steward mortgage loans to fee simple assets.

Property-related expenses totaled $4.0 million and $2.7 million for the quarters ended September 30, 2019 and 2018, respectively. As noted above under the caption “Other income,” this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses totaled $23.3 million for the 2019 third quarter, which is a $2.3 million increase from the prior year third quarter. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2018 with a total shareholder return of 25% along with our performance to-date in 2019, we believe it is more likely that such performance awards will be earned and have adjusted our stock compensation expense accordingly. We do expect a quarterly run-rate for general and administrative expenses to be in the $23 million to $25 million range.

During the three months ended September 30, 2018, we completed the joint venture transaction with Primotop (as more fully described in Note 3 to Item 1 of this Form 10-Q), in which we sold 71 inpatient rehabilitation hospitals by way of a joint venture arrangement, as well as one general acute care hospital located in Texas, resulting in a total gain of $695.2 million. This gain was partially offset by a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus Health facilities and four of our Alecto facilities – see Note 3 to Item 1 of this Form 10-Q for further details. During the three months ended September 30, 2019, we sold one Adeptus transition facility that was vacant for a gain of $0.2 million.

Earnings from equity interests totaled $3.5 million for the quarter ended September 30, 2019, a $0.4 million increase from the same period in 2018 due to our investment in the Primotop joint venture made in the third quarter of 2018 and our investment in Switzerland made at the end of the second quarter of 2019, partially offset by a lower return year-over-year in our Hoboken investment.

In the third quarter of 2019, we recognized a $4.0 million unutilized financing fee charge related to the commitment fee paid on the unused bridge loan for the Prospect transaction. There was no similar charge in the 2018 third quarter.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $0.7 million income tax benefit for the three months ended September 30, 2019, represents the benefit from our TRS in the quarter. The benefit is partially offset by tax expense from our international investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $3 million should continue to be recorded against certain of our international net deferred tax assets at September 30, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income earned.

Nine Months Ended September 30, 2019 Compared to September 30, 2018

Net income for the nine months ended September 30, 2019, was $245.0 million, compared to $938.2 million for the nine months ended September 30, 2018. This decrease is primarily due to the $720.8 million of gains on sales of real estate during the first nine months of 2018 from the disposal of five properties and the joint venture transaction with Primotop, partially offset by the $48 million adjustment to lower the carrying value of certain real estate to fair value in 2018- see Note 3 to Item 1 of this form 10-Q for additional details. FFO, after adjusting for certain items (as more fully described in Reconciliation of Non-GAAP Financial Measures), was $386.2 million for the first nine months of 2019 as compared to $388.6 million for the first nine months of 2018. This decrease in FFO is primarily due to lower revenue from the property sales in 2018, partially offset by revenues from new investments in 2019.

A comparison of revenues for the nine month periods ended September 30, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019	% of Total	2018	% of Total	Year over Year Change
Rent billed	$343,841	57.5%	$369,076	61.1%	-6.8%
Straight-line rent	76,813	12.9%	49,157	8.1%	56.3%
Income from direct financing leases	52,168	8.7%	55,613	9.2%	-6.2%
Interest and other income	124,937	20.9%	130,098	21.6%	-4.0%
Total revenues	$597,759	100.0%	$603,944	100.0%	-1.0%

Our total revenue for the first nine months of 2019 is down $6.2 million, or 1%, from the prior year. This decrease is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $2.4 million from the prior year of which $53.1 million of additional lease revenue is related to the conversion of five Steward mortgage loans to fee simple assets in 2018, and $34.9 million is from incremental revenue from acquisitions ($16.8 million of which relates to Healthscope). This increase is partially offset by a net $80.0 million of lower revenues due to property dispositions in 2018 (majority of which relates to the formation of the Primotop joint venture in the 2018 third quarter) and approximately $7.1 million from unfavorable foreign currency fluctuations.

•	Income from direct financing leases – down $3.4 million primarily due to lower revenue from Alecto properties, as more fully described in Note 3 to Item 1 of this Form 10-Q.
•	Interest and other income – down $5.2 million from the prior year due to the following:
-

Interest from loans – down $15.9 million over the prior year of which $34.9 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $13.2 million is from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018. This is partially offset by $32 million of interest revenue earned on new loan investments ($16.4 million of which relates to Prospect and $11.1 million relates to the shareholder loan with the Primotop joint venture).

-

Other income – up $10.7 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the Condensed Consolidated Statements of Net Income.

Interest expense, for the nine months ended September 30, 2019 and 2018, totaled $167.4 million and $172.4 million, respectively. This decrease is primarily related to the lower average revolving debt balance during the first nine months of 2019 compared to the first nine months of 2018 as we paid down our revolver with proceeds from property sales in 2018. This decrease was partially offset by additional interest from the Australian term loan and the $900 million senior unsecured notes offering during the first nine months of 2019.

Real estate depreciation and amortization during the first nine months of 2019 increased to $108.2 million from $100.2 million in the same period of 2018, due to new investments made in 2018 and 2019 and the conversion of the five Steward mortgage loans to fee simple assets, partially offset by property sales in 2018.

Property-related expenses totaled $15.4 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively. As noted above under the caption “Other income,” this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses totaled $69.0 million for the first nine months of 2019, which is a $10.7 million increase from the prior year. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2018 with a total shareholder return of 25% along with our performance to-date in 2019, we believe it is more likely that such performance awards will be earned and have adjusted our stock compensation expense accordingly.

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

Earnings from equity interests was $11.6 million for the first nine months of 2019, up $1.1 million from the same period of 2018 due to our investment in the Primotop joint venture made in the third quarter of 2018 and our investment in Switzerland made at the end of the second quarter of 2019, partially offset by a lower return year-over-year in our Hoboken investment.

During the first nine months of 2019, we recognized a $4.0 million unutilized financing fee charge related to the commitment fee paid on the unused bridge loan for the Prospect transaction. We also incurred a $0.9 million charge of accelerated commitment fee amortization expense in the 2019 second quarter associated with our Australian term loan facility. There were no similar charges during the first nine months of 2018.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $3.4 million income tax benefit for the nine months ended September 30, 2019, represents the benefit from straight-line rent and other write-offs on our TRS in this period. The benefit is partially offset by tax expense from our international investments. We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $3 million should continue to be recorded against certain of our international net deferred tax assets at September 30, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FFO information:
Net income attributable to MPT common stockholders	$89,786	$736,034	$245,046	$938,202
Participating securities’ share in earnings	(432)	(290)	(1,354)	(808)
Net income, less participating securities’ share in earnings	$89,354	$735,744	$243,692	$937,394
Depreciation and amortization	50,163	32,641	130,424	104,314
Gain on sale of real estate and other, net	(209)	(647,204)	(62)	(672,822)
Funds from operations	$139,308	$121,181	$374,054	$368,886
Write-off of straight-line rent and other, net of tax benefit	4,230	4,321	7,232	17,615
Unutilized financing fees	3,959	—	4,873	—
Acquisition costs, net of tax benefit	—	1,661	—	2,072
Normalized funds from operations	$147,497	$127,163	$386,159	$388,573
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.20	$2.00	$0.60	$2.56
Depreciation and amortization	0.12	0.09	0.32	0.29
Gain on sale of real estate and other, net	—	(1.76)	—	(1.84)
Funds from operations	$0.32	$0.33	$0.92	$1.01
Write-off of straight-line rent and other, net of tax benefit	0.01	0.01	0.02	0.04
Unutilized financing fees	—	—	0.01	—
Acquisition costs, net of tax benefit	—	0.01	—	0.01
Normalized funds from operations	$0.33	$0.35	$0.95	$1.06

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

	As of	As of
	September 30, 2019	December 31, 2018
Total assets	$12,452,153	$8,843,643
Add:
Binding real estate commitments on new investments(1)	27,500	865,165
Unfunded amounts on development deals and commenced capital improvement projects(2)	130,096	229,979
Accumulated depreciation and amortization	571,589	464,984
Incremental gross assets of our joint ventures(3)	530,593	375,544
Less:
Cash and cash equivalents	(157,596)	(720,868)
Total pro forma gross assets	$13,554,335	$10,058,447

(1)

The 2019 column reflects a commitment to finance the development of a facility in Texas, and the 2018 column reflects the acquisition of 11 facilities in Australia in June 2019 along with the acquisition of one property in Germany in February 2019.

(2)

Includes $43.3 million and $94.1 million of unfunded amounts on ongoing development projects and $86.8 million and $135.9 million of unfunded amounts on capital improvement and development projects that have commenced rent, as of September 30, 2019 and December 31, 2018, respectively.

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

	For the Nine Months Ended September 30,
	2019	2018
Total revenues	$597,759	$603,944
Revenue from properties owned through joint venture arrangements	60,419	13,748
Total adjusted revenues	$658,178	$617,692

LIQUIDITY AND CAPITAL RESOURCES

2019 Cash Flow Activity

During the nine months ended September 30, 2019, we generated approximately $330 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $291.7 million.

Certain investing and financing activities in the first nine months of 2019 included:

a)	Purchased $3.7 billion in real estate assets representing more than 70 facilities across four countries;
b)	Funded approximately $260 million of development, capital addition and other projects;
c)	Sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $649 million;
d)	Closed on an Australian term loan facility for approximately $837 million to help fund the Healthscope acquisition; and
e)

Completed an underwritten public offering of 51.75 million shares, resulting in net proceeds of $858.1 million. Completed a $900 million senior unsecured notes offering resulting in net proceeds of approximately $885 million. We used proceeds from these offerings to invest in 16 facilities for $1.55 billion leased or loaned to Prospect.

Subsequent to quarter-end, we completed an underwritten public offering of 57.5 million shares resulting in net proceeds of approximately $1.026 billion. We plan to use these proceeds to finance the commitments described in Note 11 in Item 1 of this Form 10-Q.

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

b)	Funded the acquisition of one property in Pasco, Washington for $17.5 million and three properties in Germany for €17.3 million;
c)	Originated $174.5 million in mortgage loans;
d)	Funded approximately $91.5 million of development and capital improvement projects;
e)	Acquired four facilities operated by Steward by converting the $525.4 million in mortgage loans on the same properties plus cash consideration; and
f)	We used the net cash received from the joint venture transaction with Primotop to reduce our revolver by approximately $820 million during the nine months ended September 30, 2018.

Short-term Liquidity Requirements:

As of September 30, 2019, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At November 8, 2019, and subsequent to our equity offering in which we raised $1.026 billion, our availability under our revolving credit facility plus cash on-hand approximated $2 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, and regular distributions from our joint venture arrangements, is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects and the LifePoint transaction), and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of September 30, 2019, we have no debt principal payments due between now and January 2021 when our revolving credit facility comes due (which can be extended by one year). Our liquidity at November 8, 2019, and subsequent to our equity offering that raised $1.026 billion in proceeds, of approximately $2 billion, along with our current monthly cash receipts from rent and loan interest, and regular distributions from our joint venture arrangements, is sufficient to fund our operations, debt and interest obligations, our firm commitments (including expected funding requirements on our development projects and the LifePoint transaction), and dividends in order to comply with REIT requirements for the next twelve months.

However, our acquisition pipeline continues to remain strong, so in order to fund our acquisitions and to fund debt maturities coming due in later years, we will need additional capital, and we believe the following sources of capital are generally available in the market and we may access one or a combination of them:

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

As of September 30, 2019, principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2019	$—
2020	—
2021	451,006
2022	744,950
2023	—
Thereafter	4,954,950
Total	$6,150,906

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and updated the schedule in the first two quarters of 2019. Except for changes to our debt, there have been no other significant changes as of September 30, 2019. However, see Note 11 for activities subsequent to September 30, 2019.

The following table updates our contractual obligations schedule for updates to our debt (in thousands):

Contractual Obligations	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years	Total
4.625% Senior Unsecured Notes due 2029	$—	$83,828	$83,250	$1,149,750	$1,316,828

(1)	This column represents the remaining three months of 2019.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2019:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2019, our outstanding debt totaled $6.1 billion, which consisted of fixed-rate debt, after considering the interest rate swap on the Australian term loan, of approximately $5.4 billion and variable rate debt of $0.7 billion. If market interest rates increase by 1%, the fair value of our debt at September 30, 2019 would decrease by $6.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.2 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.7 billion, the balance of such variable rate debt at September 30, 2019.

Foreign Currency Sensitivity

With our investments in Germany, the United Kingdom, Spain, Italy, Switzerland, and Australia, we are subject to fluctuations in the euro, British pound, Swiss franc and Australian dollar to U.S. dollar currency exchange rates. Increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on operating results to-date in 2019 and on an annualized basis, a 5% change to the following exchange rates would impact our net income and FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact
Euro (€)	$172	$1,367
British pound (£)	304	725
Swiss franc (CHF)	418	978
Australian dollar (AUD $)	508	1,482

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

Item 1A. Risk Factors.

Please review the risk factors disclosed under the section entitled “Risk Factors” beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 1, 2019, as well as the supplemental risk factor below. There have been no other material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have experienced and expect to continue to experience rapid growth, and our failure to effectively manage our growth may adversely impact our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to our stockholders.

We have experienced and expect to continue to experience rapid growth through prior acquisitions and the potential acquisition of healthcare properties we are currently evaluating. Year-to-date, our total assets have grown by over 40%, and we have expanded our presence to seven countries. In addition, we continually evaluate property acquisition and development opportunities as they arise, and we typically have a number of potential acquisition and development transactions under active consideration.

There is no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies and markets, and exposes us to local economic downturns and adverse market developments.

Our failure to manage such growth effectively may adversely impact our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to our stockholders. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and/or incur additional debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)

Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

10.2*

Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

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

Exhibit 101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrants’ joint current report on Form 8-K, filed with the Commission on July 29, 2019.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 12, 2019