Form 10-K
period 2019-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2020-02-27
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32559

Medical Properties Trust, Inc.

MPT Operating Partnership, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland Delaware	20-0191742 20-0242069
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1000 Urban Center Drive, Suite 501 Birmingham, AL	35242
(Address of Principal Executive Offices)	(Zip Code)

(205) 969-3755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share, of Medical Properties Trust, Inc.	MPW	The New York Stock Exchange

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

Medical Properties Trust, Inc.    Yes  ☐        No  ☒                MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2019, the aggregate market value of the 392,133,979 shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $6,838,816,594 based upon the last reported sale price of $17.44 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 21, 2020, 520,927,310 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or “the Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to acquire, develop, and/or manage additional facilities in the United States (“U.S.”), Europe, Australia, or other foreign locations;
•	availability of suitable facilities to acquire or develop;
•	our ability to enter into, and the terms of, our prospective leases and loans;
•	our ability to raise additional funds through offerings of debt and equity securities, joint venture arrangements, and/or property disposals;
•	our ability to obtain future financing arrangements;
•	estimates relating to, and our ability to pay, future distributions;
•	our ability to service our debt and comply with all of our debt covenants;
•	our ability to compete in the marketplace;
•	lease rates and interest rates;
•	market trends;
•	projected capital expenditures; and
•	the impact of technology on our facilities, operations, and business.

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•

the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business;”

•

the political, economic, business, real estate, and other market conditions of the U.S. (both national and local), Europe (in particular Germany, the United Kingdom, Spain, Italy, Portugal, and Switzerland), Australia, and other foreign jurisdictions;

•

the risk that a condition to closing under the agreements governing any or all of our outstanding transactions that have not closed as of the date hereof (including the transactions described in Note 8 to Item 8 of this Annual Report on Form 10-K) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;

•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain MPT’s status as a REIT for federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in federal, state, or local tax laws in the U.S., Europe, Australia or other jurisdictions in which we may own healthcare facilities;
•	healthcare and other regulatory requirements of the U.S., Europe, Australia, and other foreign countries; and
•

the political, economic, business, real estate, and other market conditions of the U.S., Europe, Australia, and other foreign jurisdictions in which we may own healthcare facilities, which may have a negative effect on the following, among other things:

•	the financial condition of our tenants, our lenders, or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;
•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt, and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

When we use the words “believe,” “expect,” “may,” “potential,” “anticipate,” “estimate,” “plan,” “will,” “could,” “intend,” or similar expressions, we are identifying forward-looking statements. You should not place undue reliance on these forward-looking statements. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

Overview

We are a self-advised real estate investment trust (“REIT”) formed in 2003 to acquire and develop net-leased healthcare facilities. We currently have investments in 388 facilities and approximately 41,000 licensed beds in 34 states in the U.S., in six countries in Europe, and across Australia. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make other loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for acquisition and working capital purposes. Finally, from time to time, we acquire a profits or equity interest in our tenants that gives us a right to share in such tenants’ profits and losses. Our business model facilitates acquisitions and recapitalization, and allows operators of healthcare facilities to unlock the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

Our investments in healthcare real estate, other loans, and any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K. All of our investments are currently located in the U.S., Europe and Australia.

At December 31, 2019 and 2018, our total assets were made up of the following (dollars in thousands):

	2019		2018
Real estate owned (gross)	$9,994,844	69.1%	$5,868,340	66.3%
Mortgage loans	1,275,022	8.8%	1,213,322	13.7%
Other loans	544,832	3.8%	373,198	4.2%
Construction in progress	168,212	1.2%	84,172	1.0%
Other	2,484,421	17.1%	1,304,611	14.8%
Total assets(1)	$14,467,331	100.0%	$8,843,643	100.0%

(1)

At December 31, 2019, our total pro forma gross assets were $16.5 billion, which represents total assets plus accumulated depreciation and amortization adjusted for all binding real estate commitments and unfunded amounts on development deals and commenced capital improvement projects at December 31, 2019 – see section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Revenue by Property Type:

The following is our revenue by property type for the year ended December 31 (dollars in thousands):

	2019		2018		2017
General acute care hospitals	$741,232	86.8%	$596,426	76.0%	$488,764	69.4%
Inpatient rehabilitation hospitals	83,515	9.8%	158,193	20.2%	173,149	24.6%
Long-term acute care hospitals	29,450	3.4%	29,903	3.8%	42,832	6.0%
Total revenues(1)	$854,197	100.0%	$784,522	100.0%	$704,745	100.0%

(1)

For 2019 and 2018, our adjusted revenues were $938.2 million and $816.9 million, respectively, which adjusts actual total revenues to include our pro rata portion of similar revenues in our five real estate joint venture arrangements. See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2019, 2018, and 2017. More information is available at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 21, 2020, our portfolio consisted of 388 properties: 366 facilities are leased to 41 tenants, three are under development, 11 are in the form of mortgage loans to five operators, and eight properties are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 97 facilities are owned by way of joint venture arrangements in which we hold a 50% or less ownership interest. Our facilities consist of 259 general acute care hospitals, 106 inpatient rehabilitation hospitals (“IRFs”), and 23 long-term acute care hospitals (“LTACHs”).

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators, and we may make similar investments in the future. Our mortgage loans are structured such that we obtain annual cash returns similar to our net leases. In addition, we have obtained and may continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return.

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care (as shown by the graph below) including:

•

General acute care — provides inpatient care for the treatment of acute conditions and manifestations of chronic conditions. This type of facility also provides ambulatory care through hospital outpatient departments and emergency rooms.

•	IRFs — provides rehabilitation to patients with various neurological, musculoskeletal orthopedic, and other medical conditions following stabilization of their acute medical issues.
•

LTACHs — a specialty-care hospital designed for patients with serious medical problems that require intense, special treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

Diversification

A fundamental component of our business plan is the continued diversification of our portfolio. We monitor diversification in several ways including concentration in any one facility, our tenant relationships, the types of hospitals we own, and the geographic areas in which we invest.

At December 31, 2019, no single property accounted for more than 2.6% of our total assets (or 2.3% of our total pro forma gross assets), down from approximately 4% at December 31, 2018. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Revenue by Property Type” and “Portfolio of Properties” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S., Europe, and Australia. See below for investment and revenue concentration in the U.S. and our global concentration at December 31, 2019:

Total Pro Forma Gross Assets by Country
67%
16%
7%
5%
3%
1%
<1%
<1%
United States
United Kingdom
Germany
Australia
Switzerland
Spain
2 Other Countries
Other
Pro Forma Gross Assets by U.S. State
9%
8%
8%
7%
6%
24%
5%
Massachusetts
Texas
California
Utah
Pennsylvania
29 Other States
Other

Underwriting/Asset Management

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and in our ongoing monitoring of our tenants’ (and guarantors’) performance include the following:

•	the scope and breadth of clinical services and programs, including utilization trends (both inpatient and outpatient) by service type;
•	the size and composition of medical staff and physician leadership at our facilities, including specialty, tenure, and number of procedures performed and/or referrals;
•	an evaluation of our operator's administrative team, as applicable, including background and tenure within the healthcare industry;
•

facility operating performance measured by current, historical, and prospective operating margins (measured by a tenant's earnings before interest, taxes, depreciation, amortization, management fees, and facility rent) of each tenant and at each facility;

•	the ratio of our tenants' operating earnings to facility rent and to other fixed costs, including debt costs;
•

changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., as well as equivalent payors in Europe and Australia) and private payors (including commercial insurance and private pay patients);

•	trends in tenants' cash collections, including comparison to recorded net patient service revenues;
•	tenants' free cash flow;
•	the potential impact of healthcare legislation and other regulations (including changes in reimbursement) on our tenants' profitability and liquidity;
•	the potential impact of any legal, regulatory, or compliance proceedings with our tenants;
•

an ongoing assessment of the operating environment of our tenants, including demographics, competition, market position,  status of compliance, accreditation, quality performance, and health outcomes as measured by The Centers for Medicare and Medicaid Services ("CMS"), Joint Commission, and other governmental bodies in which our tenants operate; and

•	the level of investment in the hospital infrastructure and health IT systems.

Healthcare Industry

The delivery of healthcare services, whether in the U.S. or elsewhere, requires real estate. As a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•	compelling demographics driving the demand for health services;
•	specialized nature of healthcare real estate investing; and
•	consolidation of the fragmented healthcare real estate sector.

As noted previously, we have investments in eight different countries around the world and across three continents. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we do business:

United States

•	Healthcare is one of the largest industries in the U.S. based on GDP, according to the National Health Expenditures report dated February 20, 2019 by the CMS.
•	Under current law, national health spending is projected to grow at an average rate of 5.5% per year for the 2018-2027 period and to reach nearly $6.0 trillion by 2027.
•	Health spending is projected to grow 0.8% faster than GDP per year over the 2018-2027 period; as a result, the health share of GDP is expected to rise from 17.9% in 2017 to 19.4% by 2027.
•	Prices for healthcare goods and services are projected to grow somewhat faster over the 2018-2027 period (2.5% compared to 1.1% for the 2014-2017 period).
•	As a result of comparatively higher projected enrollment growth, average annual spending growth in Medicare (7.4%) is expected to exceed that of Medicaid (5.5%) and private health insurance (4.8%).
•	Hospital spending is projected to have grown 4.4% in 2018.
•	Hospital spending growth is projected to accelerate to 5.7% per year on average over the 2020-2027 period because of faster spending growth from all payors and Medicare in particular.

Germany

•

Healthcare is the single largest industry in Germany. Behind only the U.S., Switzerland, and Norway, Germany’s healthcare expenditures represent approximately 11.2% of its total GDP according to the Organization for Economic Co-operations and Development’s (“OECD”) 2019 data.

•	Germany has a universal, multi-payor health care system paid for by a combination of statutory health insurance and private health insurance.
•	Health insurance is compulsory for the whole population in Germany.
•	Approximately 12.5% of the population have private health insurance.
•

The German rehabilitation market (which includes the majority of our facilities in Germany) serves a broader scope of treatment with 1,233 rehabilitation facilities (compared to 1,165 in the U.S.) and 208.5 facilities per 100,000 population (compared to 114.7 in the U.S.).

•	The German Social Code mandates universal access coverage for rehabilitation hospitalization and a high standard of care.
•	Germany spends approximately 7.4% of health spending for inpatient facilities on prevention and rehabilitation facilities.
•

Approximately 90% of the payments in the German health care system come from governmental sources. The largest payor category is the public pension fund system representing 39% of payments. Public health insurance and payments for government employees represent 46% of payments. The balance of the payments into the German rehabilitation market come from a variety of sources including private pay and private insurance.

United Kingdom

•	Healthcare services in the United Kingdom are primarily provided through the National Health Service (“NHS”).
•	In 2018, the United Kingdom spent 9.8% of GDP on healthcare.
•

The majority of public healthcare funding comes from general taxation, and a smaller proportion from national insurance through a payroll tax. The NHS also receives income from copayments, people using NHS services as private patients, and some other minor sources.

•

Approximately 10.5% of the United Kingdom population have private voluntary health insurance provided mostly through employers. Private insurance offers patients improved access and avoidance of long queues to access elective hospital services.

•	Publicly owned hospitals are organized either as NHS trusts, approximately 72 in number, or as foundation trusts, approximately 150 in number.
•	Approximately 550 private hospitals are located in the United Kingdom (of which we own 42 of these facilities at February 21, 2020) and offer a range of treatments.
•	Hospital charges to private patients are not regulated, and they receive no public subsidies.

•	Approximately 3.6% of NHS funding is used to support private hospitals.

Australia

•	Healthcare is a large and growing industry in Australia, currently ranked 4th among industries based on percentage of GDP.
•	An estimated 25.2 million people comprise the population of Australia.
•	Healthcare spending was $170 billion in 2015-16, and healthcare expenditures grew 3.4% for the period between 2011-2012 to 2015-2016.
•

The government funded 67% of total healthcare expenditures, with the Australian Government contributing 61% of this amount and territory government contributing 39%. Private insurance funds around 9% of the total.

•	Healthcare expenditures had an average annual growth rate of 2.8% between 2006-2007 and 2015-2016.
•	As a percent of GDP, healthcare expenditure is 10.3% of GDP in 2015-2016. Based on 2016 data, Australia spends more on health care than the OECD average of 9.0%.
•	Hospitals receive 39% of total healthcare expenditures and are the largest percentage of the total amount spent by Australia on healthcare.
•	Private hospitals account for 23%, or $15 billion, of total hospital expenditures in Australia.

Switzerland

•

Healthcare in Switzerland is universal, and the Swiss are required to purchase basic health insurance. Swiss law establishes a base of services that must be provided, but there are no free state-provided health services. Private health insurance is compulsory for all persons residing in Switzerland.

•	An individual pays part of the insurance premium for the basic plan up to 8% of their personal income. Health insurance covers the costs of medical treatment and hospitalization.
•

An individual pays part of the cost of treatment by means of an annual deductible called the franchise and by a charge of 10% of the costs over and above the deductible. For hospitalization, one pays a contribution to room and service costs.

•

This compulsory insurance can be supplemented by private complementary insurance policies that allow for coverage of some of the treatment categories not covered by basic insurance, or to improve the standard of room and service in case of hospitalization.

•	Healthcare costs in Switzerland are 11.4% of GDP, comparable to Germany, France, and other European countries.
•	In the Swiss healthcare system, an individual selects its health insurers and its providers of service.
•	The Swiss hospital market contains 129 general hospitals.

Spain

•	Spain provides universal coverage to its citizens.
•	Spanish healthcare expenditures were 8.9% of GDP in 2018.
•	Expenditures for private healthcare are 26.4% of total health expenditures and have been growing at a compounded annual growth rate of 1.7%.
•	Approximately 80% of all Spanish patients use a combination of both private and public healthcare services.
•	Private hospitals comprise about 55% of total Spanish hospitals.

Italy

•	The Italian constitution mandates universal healthcare coverage.
•

The Italian healthcare system is a regionally based national system of healthcare organized around 19 regions and two autonomous provinces. The central government controls the distribution of tax revenue for publicly financed healthcare and defines a national statutory benefits package, the “Essential Levels of Care.”

•	Total health expenditures were 8.8% of GDP in 2018.

•

The public system is financed primarily through a corporate tax (35.6% of overall funding in 2012) pooled nationally and allocated back to regions and a fixed proportion of national value-added tax revenue (approximately 47.3% of the total in 2012).

•

Private health insurance plays less of a role with six million people being covered by some form of voluntary insurance. Private insurance is of two types: corporate where companies cover employees and sometimes their families and non-corporate with individuals buying insurance.

Portugal

•	The Portuguese healthcare system is national and universal.
•	Private health insurance complements the public sector and approximately 15% of the population have private health insurance, mainly through corporate group policies.
•	Several private healthcare corporations operate hospitals in Portugal.
•	Health spending in Portugal accounted for about 9.7% of GDP in 2013.
•	Out-of-pocket payments by patients are higher in Portugal than most other European countries.

Our Leases and Loans

The leases for our facilities are generally “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability, and other insurance coverages, utilities, and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any), and the costs of capital expenditures, repairs, and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial lease or loan term of 14.6 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, approximately 97% of our leases and loans provide for some type of inflation-protected annual rent or interest escalations based on increases in the consumer price index (“CPI”) and/or fixed minimum annual rent or interest escalations ranging from 0.5% to 3.0%.

RIDEA Investments

We have made, and may make in the future, investments in certain of our tenants in the form of equity investments, loans (with equity like returns), or profit interests. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which was signed into law under the Housing and Economic Recovery Act of 2008. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2019, our RIDEA investments totaled approximately $8.3 million.

Significant Tenants

At December 31, 2019, we had total assets of approximately $14.5 billion comprised of 359 healthcare properties (including 97 real estate facilities held in five real estate joint ventures) in 34 states across the U.S., in Germany, the United Kingdom, Italy, Spain, Portugal, Switzerland, and Australia. The properties are leased to or mortgaged by 42 different hospital operating companies. On a total pro forma gross asset basis, as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K, our top five tenants were as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of December 31, 2019		As of December 31, 2018
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$4,052,162	24.5%	$3,823,625	38.0%
Circle	2,152,951	13.0%	100,823	1.0%
Prospect	1,563,642	9.5%	—	—
LifePoint	1,202,319	7.3%	502,072	5.0%
Prime	1,144,705	6.9%	1,124,711	11.2%
Other operators	5,509,952	33.4%	3,978,547	39.5%
Other assets	903,543	5.4%	528,669	5.3%
Total	$16,529,274	100.0%	$10,058,447	100.0%

Steward

Affiliates of Steward Health Care System LLC (collectively, “Steward”) lease 41 facilities pursuant to one master lease agreement, which had an initial 15-year term (ending in October 2031) with three five-year extension options, plus annual inflation-based escalators. At December 31, 2019, these facilities had an average remaining initial lease term of 11.8 years. In addition to the master lease, we hold a mortgage loan on two facilities with terms and provisions that produce economic results in terms of day-to-day cash flows that are similar to those of our master lease agreement. The master lease agreement includes extension options that must include all or none of the master leased properties, cross default provisions for the leases, and a right of first refusal for the repurchase of the leased properties. The master loan agreement has independent extension options for each property and does not provide comparable cross default provisions. In addition to the master lease and mortgage loans, we hold a promissory note which consists of three tranches with varying terms. The three terms end in December 2023, December 2024, and October 2031. At December 31, 2019, we hold a 9.9% equity investment in Steward for $150 million.

Circle

Post our acquisition of 30 properties on January 8, 2020 (as more fully described in Note 8 of Item 8 in Part II of this Annual Report on Form 10-K), affiliates of Circle Health Ltd. (collectively, “Circle”) lease 31 facilities pursuant to separate lease agreements. Of these 31 leases, 30 are cross-defaulted leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining lease is for 15 years (ending in 2029) and a tenant option to extend the lease for an additional 15 years. The lease also includes annual inflation-based escalators. In addition to these leased properties, we are currently developing two facilities in Birmingham, England that will be leased to Circle upon completion.

Prospect

Affiliates of Prospect Medical Holdings, Inc. (collectively, “Prospect”) lease 13 facilities pursuant to two master lease agreements. Both master leases have initial fixed terms of 15 years (ending in April 2034) and contain three extension options plus annual inflation-based escalators. In addition to these master leases, we hold a mortgage loan secured by a first mortgage on an acute care hospital and a term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized.

LifePoint

Affiliates of LifePoint Health, Inc. (collectively, “LifePoint”) lease 17 facilities, including 15 facilities pursuant to two master leases. One master lease (covering five properties) had an initial fixed term of 13.5 years with four five-year extension options that may be exercised with respect to any or all of the properties. The second master lease (covering 10 properties), which started in December 2019, is for 20 years and contains two five-year extension options. Both leases contain annual inflation-based escalators. At the end of the fixed term and during any exercised extension options of the master leases, the lessee will have the right of first refusal to purchase the leased property. In addition to the master leases, two facilities are leased pursuant to stand-alone leases with a weighted-average remaining fixed term of 9.1 years. The terms and provisions of these leases are generally equivalent to the terms and provisions of the master lease agreements.

Prime

Affiliates of Prime Healthcare Services, Inc. (collectively, “Prime”) lease 22 facilities pursuant to five master lease agreements. Four of the master leases, covering 17 properties, have initial fixed terms of 10 years (ending between July 2022 and February 2025) and contain two renewal options of five years each. The fifth master lease (covering the remaining 5 properties) is for 15 years (ending in May 2031) and contains three renewal options for five years each. All five master leases contain annual inflation-based escalators. At the end of the initial or any renewal term, Prime must exercise any available extension or purchase option with respect to all or none of the leased properties relative to each master lease. The master leases include repurchase options, including provisions establishing minimum repurchase prices equal to our total investment. At December 31, 2019, our facilities leased to Prime had an average remaining initial fixed term of 5.0 years. In addition to the master leases, we hold mortgage loans on three facilities owned by Prime with an average remaining initial fixed term of 2.3 years. The terms and provisions of these loans are generally equivalent to the terms and provisions of the master leases.

No other tenant accounted for more than 6.3% of our total pro forma gross assets at December 31, 2019.

Environmental Matters

Under various U.S. federal, state, and local environmental laws and regulations and similar international laws, a current or previous owner, operator, or tenant of real estate may be required to remediate hazardous or toxic substance releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation, and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property. Generally, prior to completing any acquisition or closing any mortgage loan, we obtain Phase I environmental assessments (or similar studies outside the U.S.) in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title, and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease or loan term, our transaction documents require our tenants to repair and remediate environmental issues at the applicable facility, and to comply in full with all environmental laws and regulations.

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC 5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030, in each case unless the facility is seismically retrofitted so that it is in substantial compliance with the seismic safety regulations and standards developed by OSHPD.

However, in 2017, OSHPD adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill (effective January 1, 2019) required OSHPD to grant an additional extension of time to an owner who is subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit or up to 5 years if the compliance plan was for a rebuild.

Owners of general acute care hospital buildings that are classified as nonconforming must submit reports to OSHPD describing the status of each building in complying with the extension provisions, and to annually update OSHPD with any changes or adjustments.

As of December 31, 2019, we have 21 licensed hospitals in California totaling investments of approximately $1.3 billion, which excludes investments of $15.8 million of medical office buildings not subject to OSHPD standards.

Exclusive of three hospitals granted an OSHPD extension to 2022 (representing less than 2.3% of our total assets), under California AB 2190, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. We expect full compliance by 2022 for the remaining three hospitals.

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

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, healthcare operators, other REITs, other public and private real estate companies, and private real estate investors. Among the factors that may adversely affect our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to invest in or develop facilities;
•	some of our competitors may have greater financial and operational resources than we have;
•	some of our competitors may have lower costs of capital than we do;
•	our competitors or other entities may pursue a strategy similar to ours; and
•	some of our competitors may have existing relationships with our potential tenants/operators.

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time to time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients based on a number of factors including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

Our leases and mortgage loans require our tenants to carry property, loss of income, general liability, professional liability, and other insurance coverages in order to protect our interests. We monitor the adequacy of such coverages on an ongoing basis. In addition, we maintain separate insurance that provides coverage for bodily injury and property damage to third parties arising from our ownership of the healthcare facilities that are leased to and occupied by our tenants, as well as contingent business interruption insurance. At December 31, 2019, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise. Finally, though we have not included a discussion of applicable foreign laws or regulations, our tenants in Europe and Australia may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in joint ventures to own real estate also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated. Our leases and mortgage loans require our tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

Our tenants in Australia, the United Kingdom, and other parts of Europe are in many cases subject to similar laws and regulations governing the ownership and operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection. As in the U.S. under HIPAA, our tenants in foreign jurisdictions are typically subject to strict laws and regulations governing data protection, generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures. Our leases and loan documents require our tenants in foreign jurisdictions to comply with all applicable laws, including healthcare laws, and we intend for all our business activities and operations in such jurisdictions to conform in all material respects with all applicable healthcare laws, rules, and regulations.

Applicable Laws (not intended to be a complete list)

Anti-Kickback Statute.  The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $100,000 per violation, ten years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. The Anti-Kickback Statute is an intent based statute, and has been broadly interpreted. As an example, courts have held that there is a violation of the Anti-Kickback Statute if just one purpose of an arrangement is to generate referrals despite the fact that there may be one or more other lawful purposes to the arrangement at issue.

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

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including, without limitation, employment contracts, rental of office space or equipment, personal services agreements and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute, the Stark Law imposes strict liability on the parties to an arrangement, and an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. The CMS proposed lowering barriers to care coordination and management to make it easier for providers to enter into value-based arrangements without running afoul of kickback concerns. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Although our lease and loan agreements require lessees and borrowers to comply with the Stark Law and we intend for facilities to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

False Claims Act.  The federal False Claims Act prohibits the making or presenting of any false claim for payment to the federal government. It is the civil equivalent to federal criminal provisions prohibiting the submission of false claims to federally funded programs. Additionally, qui tam, or whistleblower, provisions of the federal False Claims Act allow private individuals to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government. Whistleblowers may collect a portion of the federal government’s recovery — an incentive for private parties to bring such actions. A successful federal False Claims Act case may result in a penalty of three times the actual damages, plus additional civil penalties payable to the government, plus reimbursement of the fees of counsel for the whistleblower. Many states have enacted similar statutes preventing the presentation of a false claim to a state government.

The Civil Monetary Penalties Law.  The Civil Monetary Penalties Law (“CMPL”) is a comprehensive statute that covers an array of fraudulent and abusive activities and is very similar to the False Claims Act. Among other things, the CMPL law prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent, the presentation of false or misleading information in connection with claims for payment, and other acts involving fraudulent conduct. Violation of the CMPL may result in penalties ranging from $20,000 to in excess of $100,000 (penalties are periodically adjusted). Notably, such penalties apply to each instance of prohibited conduct, including, for example, each item or service not provided as claimed, and each provision of false information or each false record.  In addition, violators of the CMPL may be penalized up to three times the amount unlawfully claimed and may be excluded from participation in federal healthcare programs.

Licensure. Our tenants and borrowers under mortgage loans are subject to extensive U.S. federal, state, and local licensure, certification, and inspection laws and regulations including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification, or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

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

Reimbursement Pressures. Healthcare facility operating margins continue to face significant pressure due to the deterioration in pricing flexibility and payor mix, a shift toward alternative payment models, increases in operating expenses that exceed increases in payments under the Medicare program, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, certain facilities and departments such as IRFs, LTACHs, and Hospital Outpatient Departments (“HOPDs”) face reimbursement pressures because of legislative and regulatory restrictions and limitations on reimbursement. We cannot predict how and to what extent these or other initiatives will impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. Generally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Reform Law”) provides for expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. The Reform Law also includes various cost containment initiatives, including quality control and payment system refinements for federal programs, such as pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions. The Reform Law also increases health information technology (“HIT”) standards for healthcare providers in an effort to improve quality and reduce costs. The Reform Law has led to significant changes in the healthcare system. We believe the Reform Law will continue to lead to changes in healthcare delivery and reimbursement for years to come, and it is likely that certain trends that have been in place since the passage of the Reform Law, such as development and implementation of cost containment initiatives, increased use of HIT, and pressure on reimbursement, will continue irrespective of any future repeal efforts. We cannot predict the continued impact of the Reform Law or the impact of future repeal efforts on our business, as some aspects benefit the operations of our tenants, while other aspects present challenges.

Employees

We have 86 employees as of February 21, 2020. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any adjustments to the number of employees will have a material effect on our operations or to general and administrative expenses as a percent of revenues. We believe that our relations with our employees are good. None of our employees are members of any union.

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating, and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

ITEM 1A.	Risk Factors

The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report.

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY

Dependence on our tenants for payments of rent and interest may adversely impact our ability to service our debt and make distributions to our stockholders.

We expect to continue to qualify as a REIT and, accordingly, as a REIT operating in the healthcare industry, we are severely limited by current tax law with respect to our ability to operate or manage the businesses conducted in our facilities.

Accordingly, we rely heavily on rent payments from our tenants under leases or interest payments from operators under mortgage or other loans for cash with which to make distributions to our stockholders. We have no control over the success or failure of these tenants’ businesses. Significant adverse changes in the operations of our facilities, or the financial condition of our tenants, operators or guarantors, could have a material adverse effect on our ability to collect rent and interest payments and, accordingly, on our ability to make distributions to our stockholders and/or service our debt. Facility management by our tenants and their compliance with healthcare and other laws could have a material impact on our tenants’ operating and financial condition and, in turn, their ability to pay rent and interest to us.

Our revenues are dependent upon our relationships with and success of our largest tenants, Steward, Circle, Prospect, LifePoint, and Prime.

As of December 31, 2019, affiliates of Steward, Circle, Prospect, LifePoint, and Prime represented 24.5%, 13.0%, 9.5%, 7.3%, and 6.9%, respectively, of our total pro forma gross assets (which consist primarily of real estate leases and loans).

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

Our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and Australia and changes in regulations may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. For example, past modifications to regulations concerning patient criteria and reimbursement for LTACHs have impacted volumes and profitability in certain facilities in our portfolio.

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

In addition, our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Steward, Prime, Circle, and others. The ability of our tenants and operators to integrate newly acquired businesses into their existing operational, financial reporting, and collection systems is critical towards ensuring their continued success. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted in the form of write-offs of uncollectible accounts receivable or even insolvency in certain extreme cases.

Any adverse result to Steward, Circle, Prospect, LifePoint, or Prime in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and financial condition and on its ability to make required lease and loan payments to us. If any one of these tenants were to file for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In addition, in a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. If we are ultimately required to find one or more tenant-operators to lease one or more properties currently leased by such tenant, we may face delays and increased costs in locating a suitable replacement tenant. The protections that we have in place to protect against such failure or delay, which can include letters of credit, cross default provisions, parent guarantees, repair reserves, and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

We have experienced and expect to continue to experience rapid growth, and our failure to effectively manage our growth may adversely impact our financial condition, results of operations, and cash flows, which could negatively affect our ability to service our debt and make distributions to our stockholders.

We have experienced and expect to continue to experience rapid growth through prior acquisitions and the potential acquisition of healthcare properties we are currently evaluating. Year-over-year, our total assets grew by more than 60% since December 31, 2018, and we have expanded our presence to eight countries. In addition, we continually evaluate property acquisition and development opportunities as they arise, and we typically have a number of potential acquisition and development transactions under active consideration.

There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies, and markets, and exposes us to local economic downturns and adverse market developments.

Our failure to manage such growth effectively may adversely impact our financial condition, results of operations, and cash flows, which could negatively affect our ability to service our debt and make distributions to our stockholders. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and/or incur additional debt.

It may be costly to replace defaulting tenants and we may not be able to replace defaulting tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate our lease with that tenant, repossess the applicable facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants or their affiliates may initiate litigation in connection with a lease termination or repossession against us or our subsidiaries. If a tenant-operator defaults and we choose to terminate our lease, we are then required to find another tenant-operator, such as the case was with 16 transition Adeptus Health, Inc. (“Adeptus”) facilities in 2017. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The sale or lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Circle, Prospect, LifePoint, and Prime) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term on one of our facilities could result in us having to search for, negotiate with, and execute new lease agreements, such is the case with our Hillsboro property for which its lease term will end in 2020 (representing less than 0.2% of our total assets). The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of our management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Steward, Circle, Prospect, LifePoint, and Prime) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2019, we have 10 investments in the operations of certain of our healthcare facilities by utilizing RIDEA or similar investments. These investments include profits interest and equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities in Germany, the United Kingdom, Italy, Spain, Portugal, Switzerland, and Australia or anywhere else outside the U.S.

We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including Germany, the United Kingdom, Italy, Spain, Portugal, Switzerland, and Australia creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. German real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. Additionally (as more fully described in Note 3 to Item 8 of this Form 10-K), we expanded our operations into Australia, a geography we have never operated in, with the acquisition of a portfolio of 11 hospitals, which may subject us to new and unforeseen risks. The properties we acquired in Europe (as more fully described in Note 3 to Item 8 of this Form 10-K) will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the European economy as a whole, which may adversely affect our European investments.

In addition, the rents payable under our leases of foreign assets are payable in either euros, British pounds, Swiss francs, or Australian dollars, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins, and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. Further, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents, and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, and our ability to make distributions to our stockholders.

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

Some of these competitors may have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth, and financial return could be materially adversely affected. Certain of our facilities, or facilities we may acquire or develop in the future will face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not generally available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide healthcare services that are not available at our facilities and additional facilities we may acquire or develop. From time to time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and thus our rental revenues, interest income, and/or our earnings from equity investments.

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

We have 205 leased properties that are subject to purchase options as of December 31, 2019. For 115 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, as long as no default has occurred, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 73 leases, the purchase options approximate fair value.

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

There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired and those that we may acquire or develop, including those properties located in Europe and Australia or any future investments outside the U.S. Our failure to successfully manage our current portfolio of facilities or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Merger and acquisition activity or consolidation in the healthcare industry may result in a change of control of, or a competitor’s investment in, one or more of our tenants or operators, which could have a material adverse effect on us.

The healthcare industry continues to experience consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms, and other investors that pursue a variety of investments, which may include investments in our tenants or operators. We have historically developed strong, long-term relationships with many of our tenants and operators. A competitor’s investment in one of our tenants or operators, any change of control of a tenant or operator, or a change in the tenant’s or operator’s management team could enable our competitor to influence or control that tenant’s or operator’s business and strategy. This influence could have a material adverse effect on us by impairing our relationship with the tenant or operator, negatively affecting our interest, or impacting the tenant’s or operator’s financial and operational performance, including their ability to pay us rent or interest. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default, or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant or operator. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business, and other relevant considerations.

Our investments in joint ventures could be adversely affected by our lack of control, our partners’ failure to meet their obligations, and disputes with our partners.

We have entered into five real estate joint ventures with independent parties for which we have a 50% or less interest. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions when due, that our partner might have economic or other business interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we might need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.

We depend on the services of our executive officers to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions, and manage the facilities that we have acquired or developed. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Changes in currency exchange rates may subject us to risk.

As our operations have expanded internationally where the U.S. dollar is not the denominated currency, currency exchange rate fluctuations could affect our results of operations and financial position. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios, results of operations, and cash flows.

Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.

The United Kingdom’s exit from the European Union could adversely affect us.

After January 31, 2020, the United Kingdom was officially no longer part of the European Union. Negotiations continue to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the United Kingdom’s exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. This change could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. In addition, it could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects, and others we cannot anticipate, may adversely affect us.

We currently hold, and may acquire additional, interests in healthcare facilities located in the United Kingdom and Europe, as well as other investments that are denominated in British pounds and euros. In addition, our Operating Partnership has issued, and may issue in the future, senior unsecured notes denominated in euros and in British pounds. Any of the effects of the United Kingdom’s exit described above, and others we cannot anticipate, could have a material adverse effect on our business, the value of our real estate and other investments, and our potential growth in Europe, and could amplify the currency risks faced by us.

Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations and financial condition.

Another economic or financial crisis, significant concerns over energy costs, geopolitical issues, the availability and cost of credit or a declining real estate market in the U.S. or abroad can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. As was the case from 2008 through 2010, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate a steep economic decline.

Adverse U.S. and global market, economic and political conditions, including dislocations and volatility in the credit markets and general global economic uncertainty, could have a material adverse effect on our business, results of operations and financial condition as a result of the following potential consequences, among others:

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices, or at all, or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•

our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and redevelopment opportunities and refinance existing debt, reduce our returns from our acquisition and redevelopment activities and increase our future interest expense.

Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, the novel coronavirus (COVID-19), could adversely impact our and our tenants’ business by disrupting supply chains and transactional activities, and negatively impacting local, national or global economies.

RISKS RELATED TO FINANCING OUR BUSINESS

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

As of February 21, 2020, we had approximately $7.9 billion of debt outstanding.

Our indebtedness could have significant effects on our business. For example, it could:

•

require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, development projects, and other general corporate purposes and reduce cash for distributions;

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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.1 billion in variable interest rate debt that we had outstanding as of February 21, 2020 (excluding the variable rate debt that we have fixed through interest rate swaps). If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In July 2017, the Financial Conduct Authority that regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, thereby discontinuing LIBOR after the end of 2021. While we expect LIBOR to be available in substantially its current form until then, it is possible that LIBOR will become unavailable prior to that point. As of February 21, 2020, approximately $1.1 billion of our outstanding debt is indexed to LIBOR and we are monitoring and evaluating any risks related to potential discontinuation of LIBOR, including transitioning to a new alternative rate and any resulting value transfer that may occur. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our indebtedness indexed to LIBOR may be adversely affected. Uncertainty about the extent and manner of future changes may also result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt. See Item 7 of Part II of this Annual Report on Form 10-K for further information on our current debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined, on a rolling four quarter basis. Through the quarter ending December 31, 2019, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 21, 2020, we had approximately $1.9 billion in variable interest rate debt along with an additional €655 million in our joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”) for which we are a 50% equity owner. This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we have entered into interest rate swaps to fix the interest rate on all but $1.1 billion of this debt. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;
•	changes in our funds from operations, earnings estimates, or publication of research reports about us or the real estate industry;
•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;
•	changes in market valuations of similar companies;
•	changes in the market value of our facilities;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•

local conditions such as an oversupply of, or a reduction in demand for, IRFs, LTACHs, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals, and other single-discipline facilities;

•	speculation in the press or investment community; and
•	general market and economic conditions.

Future sales of common stock may have adverse effects on our stock price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. We may issue from time-to-time additional common stock or units of our operating partnership in connection with the acquisition of facilities and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise future capital through a sale of additional equity securities.

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

As of February 21, 2020, our corporate credit rating from S&P remained at BB+, and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

We acquire, develop, and make investments in healthcare real estate. In addition, we selectively make RIDEA investments (or similar investments) in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders are dependent on the real estate and healthcare industries. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of healthcare facilities.

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

Real estate investments are relatively illiquid. Additionally, the real estate market is affected by many factors beyond our control, including adverse changes in global, national, and local economic and market conditions and the availability, costs, and terms of financing. Our ability to quickly sell or exchange any of our facilities in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any facility that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Development and construction risks could adversely affect our ability to make distributions to our stockholders.

We have developed and constructed facilities in the past and are currently developing four facilities. We will develop additional facilities in the future as opportunities present themselves. Our development and related construction activities may subject us to the following risks:

•	we may have to compete for suitable development sites;
•	our ability to complete construction is dependent on there being no title, environmental, or other legal proceedings arising during construction;

•	we may be subject to delays due to weather conditions, strikes, and other contingencies beyond our control;
•

we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy healthcare regulatory, and other required governmental permits and authorizations, which could result in increased costs, delays in construction, or our abandonment of these projects;

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
•

underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of the existing lease agreements relating to the facilities, disruptions caused by the management of our tenants, or changes in economic conditions;

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

If our facilities do not achieve expected results and generate ample cash flows from operations, amounts available for distribution to stockholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

Our leases and mortgage loans, generally require our tenants/borrowers to carry property, general liability, professional liability, loss of earnings, all risk, and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. We carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants/borrowers can afford. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed.

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

Facilities, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation, and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants and returns on our equity investments, which in turn could have a material adverse effect on our financial condition and results of operations along with our ability to make distributions to our stockholders.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources, and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of, or remediate such substances, including medical waste generated by physicians and our other healthcare operators, may adversely affect our tenants or our ability to use, sell, or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans, and intend to obtain on future facilities we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

Although the leases for our facilities and our mortgage loans generally require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse effect on us. In addition, environmental laws are constantly evolving, and changes in laws, regulations, or policies, or changes in interpretations of the foregoing, could create liabilities where none exist today.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease, may limit our use of the facility, and may result in additional expense to us if our tenants vacate our facility.

We have acquired interests in 25 of our facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property, and we may acquire additional facilities in the future through ground leases. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which would be a negative impact to our financial condition. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

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

CMS’s regulatory restrictions on reimbursement for LTACHs, IRFs, and HOPDs can lead to reduced reimbursement for our tenants that operate such facilities and departments. CMS continues to explore restrictions on LTACH, IRF, and HOPD reimbursement focused on more restrictive facility and patient level criteria.

The Reform Law represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. Though efforts to repeal and replace the Reform Law may continue in the future, we believe that certain trends, including, but not limited to, various quality and reimbursement initiatives discussed above, will continue irrespective of whether the Reform Law is repealed or replaced. We cannot predict with any certainty or precision what effect a repeal or replacement law would have on the operations of our tenants.

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

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. As with the U.S. healthcare industry, our tenants in Australia, the United Kingdom, and other parts of Europe are also subject in some instances to comparable types of laws, regulations, and rules that affect their ownership and operation of healthcare facilities. Although our lease and mortgage loan agreements require our tenants/borrowers to comply with applicable laws, and we intend for these facilities to comply with such laws, we do not actively monitor compliance. Therefore, we cannot offer any assurance that our tenants/borrowers will be found to be in compliance with such, as the same may ultimately be implemented or interpreted.

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

Further, many hospitals and other institutional providers in the U.S. are accredited by accrediting organizations, such as the Joint Commission. The Joint Commission was created to accredit healthcare providers, including our tenants that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements. Surveyors for the Joint Commission, prior to the opening of a facility and approximately every three years thereafter, conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification including under the Medicare and Medicaid programs.

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification- such as engaging in the practice of “upcoding,” whereby services are billed for higher procedure codes, or an event involving poor quality of care, which leads to the serious injury or death of a patient. The failure of any tenant/borrower to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect its ability to make lease and/or loan payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In instances where we have an equity investment in the operator, in addition to the effects on these tenants’/borrowers’ ability to meet their financial obligations to us, our ownership and investment interests would be negatively impacted.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities in the U.S are typically subject to regulatory approvals, such as state certificate of need laws in the U.S. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s/borrower’s ability to obtain reimbursement for services rendered, which could adversely affect its ability to make lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.

As noted earlier, in the U.S., the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services, or the submission of false claim for payment. The trend toward increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals to detect and eliminate fraud and abuse in the Medicare and Medicaid programs is likely to continue in future years. As described above, the penalties for violations of these laws can be substantial and may result in the imposition of criminal and civil penalties and possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize a tenant’s ability to operate a facility or to make lease and/or loan payments, thereby potentially adversely affecting us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

In the case of an acquisition of a provider’s operations, some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such operators and other new-operator tenants that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. These types of issues may not be discovered prior to purchase or after our tenants commence operations in our facilities. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Certain of our lease arrangements may be subject to laws related to fraud and abuse or physician self-referrals.

Physician investment in subsidiaries that lease our facilities could subject our lease arrangements to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our lease arrangements do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject us and our tenants to fines, which could impact our tenants’ ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted. Therefore, in all cases, we intend to use our good faith efforts to structure our lease arrangements to comply with these laws.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized, subject to healthcare-specific building code requirements, and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular business. If a current operator or tenant is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, or regulatory requirements, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may have a material adverse effect on our business, results of operations, and financial condition.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain healthcare facilities in which we invest may also be subject to state laws in the U.S. which require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including, but not limited to, the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures. State certificate of need laws are not uniform throughout the U.S., are subject to change, and may delay developments of facilities or acquisitions or certain other transfers of ownership of facilities including, but limited to, a delay in obtaining approval of a replacement operator for an existing facility. We cannot predict the impact of state certificate of need laws on any of the preceding activities or on the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. In addition, in limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require re-licensure or new certificate of need authorization to re-institute operations. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Pursuant to Maryland law, our charter and bylaws contain provisions that may have the effect of deterring changes in management and third-party acquisition proposals, which in turn could depress the price of Medical Properties common stock or cause dilution.

Our charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions, and reduce the value of our common stock. To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, no more than 50% in value of our outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Our charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including our common stock. Generally, our common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring, or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of our common stock.

Our charter and bylaws contain provisions that may impede third-party acquisition proposals. Our charter and bylaws also provide restrictions on replacing or removing directors. Directors may only be removed by the affirmative vote of the holders of two-thirds of our common stock. Additionally, stockholders are required to give us advance notice of director nominations. Special meetings of stockholders can only be called by our president, our board of directors, or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information (in accordance with GDPR law in Europe and similar laws elsewhere) along with tenant and lease data. We purchase or license some of our information technology from vendors. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential tenant data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or the improper access or disclosure of our or our tenant’s information such as in the event of cyber-attacks.

Even well-protected information systems remain potentially vulnerable because the techniques used in security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes;

•	require management attention and resources to remedy any resulting damages;
•	subject us to liability claims or regulatory penalties; or
•	damage our reputation among our tenants and investors generally.

Any of the foregoing could have a materially adverse effect on our business, financial condition, and results of operations.

Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition.

From time to time, we are involved in legal proceedings, lawsuits, and other claims. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants in which such operators/tenants have agreed to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities arising in connection with their respective businesses. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations, and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any available insurance coverage.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements.

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

We believe that we qualify as a REIT for federal income tax purposes and have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year that began on April 6, 2004, and ended on December 31, 2004. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

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

Furthermore, we own a direct interest in a subsidiary REIT that has elected to be taxed as a REIT commencing with the 2019 tax year. Provided that this subsidiary REIT qualifies as a REIT, our interest in the subsidiary will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT 95% gross income test. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on the ability of the Company to comply with the REIT income, asset, and ownership tests, and thus its ability to qualify as a REIT.

As a result of all these factors, a loss or revocation of our REIT status could have a material adverse effect on our financial condition and results of operations and would adversely affect the value of our common stock.

Loss of our tax status as a Managed Investment Trust for our Australia subsidiary would result in additional foreign tax liability.

We have structured our Australia investment through a Managed Investment Trust which provides certain tax benefits to us. In order to obtain these tax benefits, we must meet specific qualifying conditions on an annual basis. If these conditions are not met, we will be subject to higher foreign income tax liabilities related to our Australian investment. We believe all qualifying conditions have been met; however, these qualifications can be subjective and could result in differing interpretations by the local tax authorities.

Failure to make required distributions as a REIT would subject us to tax.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Currently, no more than 20% of the value of our assets may consist of securities of one or more TRS and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a TRS may not directly or indirectly operate or manage a healthcare facility. Compliance with current and future changes to REIT requirements may limit our flexibility in executing our business plan.

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service (“IRS”) or similar tax authorities internationally as “true leases,” we may be subject to adverse tax consequences.

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for income tax purposes. However, depending on the terms of any specific transaction, taxing authorities might take the position that the transaction is not a “true lease”. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might not be able to deduct depreciation expense on the real estate or fail to satisfy the REIT asset tests or income test and, consequently could lose our REIT status effective with the year of re-characterization.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government as well as the governments of many of the locations in which we operate (such as Australia, Germany, the United Kingdom, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to the corporate recognition and taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

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

Changes in or interpretation of tax law could impact the determination of our income tax liability for the current and future tax years.

We have investments in multiple countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, which includes numerous complexities that vary by jurisdiction. The final determination of our income tax liabilities involves interpretation of local tax laws, tax treaties, and related authorities for each source of income earned and expenditure incurred. We go to significant lengths, and incur additional costs, to support all material tax positions taken in these foreign jurisdictions. However, changes in the tax environment or interpretation of tax law could impact the determination of our income tax liabilities for the year and result in higher tax liabilities for us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts, and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our capital stock.

The Tax Cuts and Jobs Act provides a deduction to non-corporate taxpayers (e.g., individuals, trusts, and estates) of 20% on dividends paid by a REIT that are not classified as capital gains. This provides closer parity between the treatment under the new law of ordinary REIT dividends and qualified dividends. The new law also provides for a maximum individual marginal tax rate on ordinary income, without regard to the effect of this deduction, of 37%. For non-corporate taxpayers, this would reduce the maximum marginal tax rate on ordinary REIT dividends to 33.4% (including the 3.8% Medicare tax that is applied before the 20% deduction).

The new tax law’s 20% deduction on dividends paid by a REIT to non-corporate taxpayers and the reduced individual tax rates are scheduled to sunset for tax years beginning after 2025, absent further legislation.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2019, our portfolio (including properties in our five real estate joint ventures) consisted of 359 properties: 336 facilities (of the 348 facilities that we owned) were in operation and leased to 42 operators, 11 assets were in the form of first mortgage loans to five operators, and four properties were under construction. Our owned facilities consisted of 222 general acute care hospitals, 103 IRFs, and 23 LTACHs. The 11 non-owned facilities consisted of seven general acute care facilities, three IRFs, and one LTACH.

	Total Properties	Total 2019 Revenue	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$783	$8,911
Arizona	16	50,374	503,020	(C)
Arkansas	2	8,920	100,938
California	23	92,322	1,298,244
Colorado	13	10,712	98,014
Connecticut	3	16,592	464,614
Florida	4	16,744	208,318
Idaho	6	19,423	285,518	(B)
Illinois	1	8	2,000
Indiana	3	4,734	53,003
Iowa	1	205	57,029
Kansas	11	16,944	305,206
Kentucky	1	2,638	66,300
Louisiana	7	13,726	153,968
Massachusetts	10	137,501	1,449,422
Michigan	2	4,545	39,875
Missouri	4	19,952	210,921
Montana	1	1,701	17,680
Nevada	1	10,325	87,181
New Jersey	6	42,625	310,854
New Mexico	2	4,518	43,791
Ohio	7	13,420	136,593	(C)
Oklahoma	2	517	79,354
Oregon	1	10,038	110,000
Pennsylvania	11	31,858	905,887
Rhode Island	2	3,035	112,937
South Carolina	7	12,679	168,511
Texas	61	119,087	1,363,086	(B)(C)
Utah	7	87,191	1,084,051
Virginia	2	1,793	25,580
Washington	2	12,653	136,600
West Virginia	2	(27)	28,171	(C)
Wisconsin	2	3,137	31,062
Wyoming	3	2,239	102,446
Other assets	—	—	681,437
Total United States	228	$772,912	$10,730,522
International:
Germany	81	$33,620	750,313	(D)
Switzerland	15	—	308,486	(D)
Australia	11	31,238	897,915
United Kingdom	12	15,776	618,954	(B)
Italy	8	—	91,405	(D)
Spain	3	482	159,451	(D)
Portugal	1	169	34,291
Other assets	—	—	875,994
Total International	131	$81,285	$3,736,809
Total	359	$854,197	$14,467,331

(A)	Represents total assets at December 31, 2019.
(B)	Includes development projects still under construction at December 31, 2019.
(C)

Arizona, Ohio, and West Virginia each include one facility that is vacant at December 31, 2019. Texas includes five facilities that were vacant at December 31, 2019. Our investment in facilities that were vacant at December 31, 2019 is less than 0.6% of total assets.

(D)	For Germany, Switzerland, Italy, and Spain, we own properties through five real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties	Total 2019 Revenue
	(Dollars in thousands)
Germany	71	$62,356
Switzerland	15	10,844
Italy	8	7,876
Spain	3	2,886
Total	97	$83,962

A breakout of our facilities at December 31, 2019 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	229	37,212,980	21,584
IRFs	106	11,988,031	15,962
LTACHs	24	1,365,150	1,396
	359	50,566,161	38,942

(A)	Excludes our four facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2020	1	$925	0.1%	—	—
2021	2	3,444	0.3%	143,382	190
2022	18	85,500	7.9%	4,170,429	3,134
2023	4	13,476	1.3%	912,652	823
2024	2	5,459	0.5%	387,870	374
2025	5	20,430	1.9%	1,299,924	731
2026	2	8,676	0.8%	212,272	187
2027	1	3,129	0.3%	102,948	13
2028	4	5,478	0.5%	141,725	74
2029	22	54,746	5.1%	2,882,622	1,377
2030	—	—	—	—	—
Thereafter	316	876,418	81.3%	40,566,496	33,966
Total	377	$1,077,681	100.0%	50,820,320	40,869

(1)	Schedule includes leases and mortgage loans.
(2)

Includes all properties, including 97 properties owned through joint ventures and 30 properties acquired on January 8, 2020 as more fully described in Note 8 of Item 8 of this Annual Report on Form 10-K, except eight vacant properties representing less than 1% of our total pro forma gross assets, and four facilities that are under development.

(3)

The most recent monthly base rent and mortgage loan interest annualized. This does not include tenant recoveries, additional rents, and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

ITEM 3.	Legal Proceedings

From time-to-time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject to arising in the normal course of business. At this time, we do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

	High	Low	Dividends
Year Ended December 31, 2019
First Quarter	$18.89	$15.50	$0.25
Second Quarter	18.92	16.83	0.25
Third Quarter	19.67	17.06	0.26
Fourth Quarter	21.63	18.94	0.26
Year Ended December 31, 2018
First Quarter	$13.89	$11.82	$0.25
Second Quarter	14.18	12.25	0.25
Third Quarter	15.24	13.79	0.25
Fourth Quarter	17.52	13.98	0.25

On February 21, 2020, the closing price for our common stock, as reported on the New York Stock Exchange, was $24.15 per share. As of February 21, 2020, there were 85 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2014 through December 31, 2019, among us, the Russell 2000 Index, NAREIT All Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
Index	12/31/2014	12/31/2015	12/30/2016	12/31/2017	12/31/2018	12/31/2019
Medical Properties Trust, Inc.	100.00	89.72	102.73	123.84	154.83	214.49
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT All Equity REIT Index	100.00	102.83	111.70	121.39	116.48	149.86
SNL US REIT Healthcare	100.00	92.73	99.61	99.46	105.83	128.59

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

Medical Properties Trust, Inc.

The consolidated operating and balance sheet data have been derived from our audited consolidated financial statements. As of December 31, 2019, Medical Properties Trust, Inc. had a 99.9% equity ownership interest in the Operating Partnership. Medical Properties Trust, Inc. has no significant operations other than as the sole member of its wholly owned subsidiary, Medical Properties Trust, LLC, which is the sole general partner of the Operating Partnership, and no material assets, other than its direct and indirect investment in the Operating Partnership.

	2019	2018	2017	2016	2015
	(In thousands except per share data)
OPERATING DATA
Total revenues	$854,197	$784,522	$704,745	$541,137	$441,878
Expenses:
Interest	237,830	223,274	176,954	159,597	120,884
Real estate depreciation and amortization	152,313	133,083	125,106	94,374	69,867
Property-related	23,992	9,237	5,811	2,712	3,792
General and administrative	96,411	80,086	58,599	48,911	43,639
Acquisition costs	—	917	29,645	46,273	61,342
Total expenses	510,546	446,597	396,115	351,867	299,524
Other income (expense):
Gain on sale of real estate and other	41,560	719,392	7,431	61,224	3,268
Impairment charges	(21,031)	(48,007)	—	(7,229)	—
Earnings from equity interests	16,051	14,165	10,058	(1,116)	2,849
Debt refinancing and unutilized financing costs	(6,106)	—	(32,574)	(22,539)	(4,367)
Other	(345)	(4,071)	374	(503)	(2,674)
Income tax benefit (expense)	2,621	(927)	(2,681)	6,830	(1,503)
Net income	376,401	1,018,477	291,238	225,937	139,927
Net income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)	(889)	(329)
Net income attributable to MPT common stockholders	$374,684	$1,016,685	$289,793	$225,048	$139,598
Net income attributable to MPT common stockholders per diluted share	$0.87	$2.76	$0.82	$0.86	$0.63
Weighted-average shares outstanding — diluted	428,299	366,271	350,441	261,072	218,304
OTHER DATA
Dividends declared per common share	$1.02	$1.00	$0.96	$0.91	$0.88
FFO(1)	$535,768	$485,335	$408,512	$253,478	$205,168
Normalized FFO(1)	$557,413	$501,004	$474,879	$334,826	$274,805
Normalized FFO per share(1)	$1.30	$1.37	$1.35	$1.28	$1.26
Cash paid for acquisitions and other related investments	$4,565,594	$666,548	$2,246,788	$1,489,147	$1,833,018

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$10,163,056	$5,952,512	$6,642,947	$4,965,968	$3,924,701
Real estate accumulated depreciation/amortization	(570,042)	(464,984)	(455,712)	(325,125)	(257,928)
Mortgage and other loans	1,819,854	1,586,520	1,928,525	1,216,121	1,422,403
Cash and cash equivalents	1,462,286	820,868	171,472	83,240	195,541
Other assets	1,592,177	948,727	733,056	478,332	324,634
Total assets	$14,467,331	$8,843,643	$9,020,288	$6,418,536	$5,609,351
Debt, net	$7,023,679	$4,037,389	$4,898,667	$2,909,341	$3,322,541
Other liabilities	415,498	245,316	286,416	255,967	179,545
Total Medical Properties Trust, Inc. stockholders’ equity	7,028,047	4,547,108	3,820,633	3,248,378	2,102,268
Non-controlling interests	107	13,830	14,572	4,850	4,997
Total equity	7,028,154	4,560,938	3,835,205	3,253,228	2,107,265
Total liabilities and equity	$14,467,331	$8,843,643	$9,020,288	$6,418,536	$5,609,351

MPT Operating Partnership, L.P.

The consolidated operating and balance sheet data presented below have been derived from the Operating Partnership’s audited consolidated financial statements.

	2019	2018	2017	2016	2015
	(In thousands except per unit data)
OPERATING DATA
Total revenues	$854,197	$784,522	$704,745	$541,137	$441,878
Expenses:
Interest	237,830	223,274	176,954	159,597	120,884
Real estate depreciation and amortization	152,313	133,083	125,106	94,374	69,867
Property-related	23,992	9,237	5,811	2,712	3,792
General and administrative	96,411	80,086	58,599	48,911	43,639
Acquisition costs	—	917	29,645	46,273	61,342
Total expenses	510,546	446,597	396,115	351,867	299,524
Other income (expense):
Gain on sale of real estate and other	41,560	719,392	7,431	61,224	3,268
Impairment charges	(21,031)	(48,007)	—	(7,229)	—
Earnings from equity interests	16,051	14,165	10,058	(1,116)	2,849
Debt refinancing and unutilized financing costs	(6,106)	—	(32,574)	(22,539)	(4,367)
Other	(345)	(4,071)	374	(503)	(2,674)
Income tax benefit (expense)	2,621	(927)	(2,681)	6,830	(1,503)
Net income	376,401	1,018,477	291,238	225,937	139,927
Net income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)	(889)	(329)
Net income attributable to MPT Operating Partnership partners	$374,684	$1,016,685	$289,793	$225,048	$139,598
Net income attributable to MPT Operating Partnership partners per diluted unit	$0.87	$2.76	$0.82	$0.86	$0.63
Weighted-average units outstanding — diluted	428,299	366,271	350,441	261,072	218,304
OTHER DATA
Dividends declared per unit	$1.02	$1.00	$0.96	$0.91	$0.88
FFO(1)	$535,768	$485,335	$408,512	$253,478	$205,168
Normalized FFO(1)	$557,413	$501,004	$474,879	$334,826	$274,805
Normalized FFO per unit(1)	$1.30	$1.37	$1.35	$1.28	$1.26
Cash paid for acquisitions and other related investments	$4,565,594	$666,548	$2,246,788	$1,489,147	$1,833,018

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$10,163,056	$5,952,512	$6,642,947	$4,965,968	$3,924,701
Real estate accumulated depreciation/amortization	(570,042)	(464,984)	(455,712)	(325,125)	(257,928)
Mortgage and other loans	1,819,854	1,586,520	1,928,525	1,216,121	1,422,403
Cash and cash equivalents	1,462,286	820,868	171,472	83,240	195,541
Other assets	1,592,177	948,727	733,056	478,332	324,634
Total assets	$14,467,331	$8,843,643	$9,020,288	$6,418,536	$5,609,351
Debt, net	$7,023,679	$4,037,389	$4,898,667	$2,909,341	$3,322,541
Other liabilities	415,108	244,926	286,026	255,577	179,155
Total MPT Operating Partnership, L.P. capital	7,028,437	4,547,498	3,821,023	3,248,768	2,102,658
Non-controlling interests	107	13,830	14,572	4,850	4,997
Total capital	7,028,544	4,561,328	3,835,595	3,253,618	2,107,655
Total liabilities and capital	$14,467,331	$8,843,643	$9,020,288	$6,418,536	$5,609,351

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

Unless otherwise indicated, references to “our,” “we,” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We currently have healthcare investments in the U.S., Europe and Australia. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 U.S. federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing for these operators’ real estate through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis ranging from 10 to 15 years with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators generally range from 0.5% to 3%.  In addition, most of our leases and loans also include rate increases based on the general rate of inflation if greater than the minimum contractual increases. Only less than 3% of our properties do not have either a minimum escalator or an escalator based on inflation.  Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2019, our portfolio (including real estate assets in joint ventures) consisted of 359 properties leased or loaned to 42 operators, of which four are under development and 11 are in the form of mortgage loans.

2019 Highlights

In 2019, we invested in approximately $4.5 billion in healthcare real estate assets. These significant investments enhanced the size and scale of our healthcare portfolio, while expanding our geographic footprint in the U.S. and Europe, and entering into new territories such as Australia. These investments also extended our lease and loan maturity schedule. To fund these new investments, we raised $2.5 billion in proceeds from equity sales during 2019, received proceeds of $837 million from an Australian term loan facility in June 2019, and completed $900 million and £1 billion senior unsecured notes offerings in July and December 2019, respectively. In addition to the record breaking acquisition year, we generated returns to our shareholders of 39% during 2019, outpacing the returns of several key indexes, as noted in Item 5 of this Annual Report on Form 10-K. Our return included an increase to our dividend to $0.26 per share per quarter in 2019, which is the 5th year in a row for such an increase.

A summary of our 2019 highlights is as follows:

•	Acquired real estate assets or commenced development projects totaling more than $4.5 billion, as noted below:
•

Invested in three acute care hospitals and one IRF for an aggregate investment of approximately $135 million. One of the acute care hospitals is located in Big Spring, Texas and leased to Steward pursuant to the existing master lease agreement. The second facility, located in Poole, England, is leased to BMI Healthcare (“BMI”). The third acute care facility is located in Watsonville, California and is leased to Halsen Healthcare. The IRF is located in Germany and leased to affiliates of Median Kliniken S.à r.l. (“MEDIAN”);

•

Invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for a combined purchase price of approximately CHF 236.6 million, effected through our purchase of a 46% stake in a Swiss healthcare real estate company, Infracore SA. These facilities are leased to Swiss Medical Network. Additionally, we purchased a 4.9% stake in Aevis Victoria SA, previous majority shareholder of Infracore, for CHF 47 million;

•	Acquired 11 hospitals in Australia for a purchase price of approximately AUD $1.2 billion plus stamp duties and registration fees of AUD $66.6 million. These facilities are leased to Healthscope;
•	Acquired seven community hospitals in Kansas for approximately $145.4 million. These facilities are leased to Saint Luke’s Health System;

•	Acquired 14 acute care hospitals and two behavioral health facilities for a combined purchase price of approximately $1.55 billion. These facilities are leased to Prospect;
•	Acquired eight private hospitals located throughout England for an aggregate purchase price of £347 million. These facilities are leased to Ramsay Health Care;
•	Acquired 10 post-acute facilities in various states throughout the U.S. for approximately $268 million. These facilities are leased to Vibra;
•	Commenced the development of a behavioral hospital in Houston, Texas for $27.5 million. This facility will be leased to NeuroPsychiatric Hospitals upon completion in the fourth quarter of 2020;
•	Acquired an acute care hospital in Portugal for approximately €28.2 million. This facility is leased to Jose de Mello;
•	Acquired two acute care hospitals in Spain for €117.3 million, effected through our purchase of a 45% interest in a joint venture. These facilities are leased to HM Hospitales; and
•	Acquired 10 acute care hospitals in six U.S. states for approximately $700.0 million leased to LifePoint.

With these new investments, we expanded our total assets to $14.5 billion, increased the number of properties in our portfolio to 359, increased our total operators to 42, expanded our geographic footprint in the U.S. to 34 states, and entered the Australian market.

•

To help fund these investments, we used cash on-hand and generated proceeds through equity offerings, utilization of our at-the-market equity program, through new issuances of unsecured notes, and from sales of real estate. Details of such activities are as follows:

•	Sold 36.1 million shares under our at-the-market equity program, generating proceeds of approximately $650 million;
•	Received proceeds from an Australian term facility of approximately $837 million in June 2019 and fixed the interest rate to approximately 2.45% in July 2019 using an interest rate swap;
•

Completed an underwritten public offering of 51.75 million shares of our common stock in July 2019, resulting in net proceeds of approximately $860 million; after deducting underwriting discounts and commissions and offering expenses;

•	Completed a $900 million senior unsecured notes offering in July 2019 with a rate of 4.625%;
•

Completed an underwritten public offering of 57.5 million shares of our common stock in November 2019, resulting in net proceeds of $1.026 billion, after deducting underwriting discounts and commissions and offering expenses;

•	Completed a £400 million and £600 million unsecured notes offering in December 2019 with a rate of 2.550% and 3.692%, respectively; and
•	Sold five properties in 2019 generating net proceeds of $97 million and a gain of $41.6 million.

Subsequent to year-end, we acquired 30 acute care hospital facilities located throughout the United Kingdom for a purchase price of £1.5 billion. These facilities will ultimately be leased to Circle as they acquired the hospital operations from BMI in a related transaction. This acquisition was funded using proceeds from the December 2019 Sterling bond offering along with proceeds from a £700 million term loan entered into in January 2020.

2018 Highlights

In 2018, we demonstrated the value of our portfolio through strategic property sales that generated gains exceeding $700 million and cash proceeds of approximately $2 billion. In addition, we generated strong returns to our shareholders of 25% during 2018. Our return included an increase in our quarterly dividend to $0.25 per share in 2018. Finally, we improved our liquidity position and leverage metrics during 2018.

A summary of our 2018 highlights is as follows:

•

Sold the real estate of 76 properties (71 of which are leased to MEDIAN and were contributed to a joint venture arrangement) and sold our equity interest in Ernest Health, Inc. (“Ernest”) (along with the repayment of all outstanding loans and accrued interest) for a net gain of approximately $720 million, as noted below:

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

A summary of our 2017 highlights is as follows:

•	Acquired real estate assets, entered into development agreements, entered into leases, and made new loan investments, totaling more than $2.2 billion as noted below:
•	Acquired 17 inpatient rehabilitation hospitals and one acute care hospital in Germany for a combined purchase price of €274 million. These facilities are leased to MEDIAN or its affiliates;
•

Acquired 15 acute care hospitals, one rehabilitation hospital, and one behavioral health facility, completed mortgage financing on two acute care hospitals, and invested in an additional minority equity contribution in Steward for an aggregate investment of $1.8 billion;

•	Acquired an acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to LifePoint; and
•	Executed agreements totaling more than $150 million with Circle and Surgery Partners, Inc. to develop acute care hospitals in Birmingham, England and Idaho Falls, Idaho, respectively.

With these new investments, we expanded our gross assets to $9.5 billion, increased the total number of properties in our portfolio to 275, and increased our total number of beds to more than 32 thousand, as of December 31, 2017.

•	Sold the real estate of an acute care facility in Muskogee, Oklahoma, for a net gain of $7.4 million.
•

To fund our over $2.2 billion of asset investments, while lowering our average interest cost, we successfully refinanced approximately $0.6 billion of debt and generated proceeds of approximately $2.5 billion from the sale of 43.1 million shares in an equity offering and through new issuances of unsecured notes. Details of such activities are as follows:

•	Replaced our previous unsecured credit facility with a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a €200 million unsecured term loan facility;
•	Redeemed our 5.750% Senior Unsecured Notes due 2020 using proceeds from our €200 million term loan and cash on hand;
•	Completed a €500 million senior unsecured notes offering in March 2017 and used a portion of the proceeds to pay off our €200 million term loan;
•	Completed a $1.4 billion senior unsecured notes offering in September 2017 at a rate of 5.000% and used a portion of the proceeds to redeem our 6.375% Senior Unsecured Notes due 2022;

•	Prepaid the principal amount of the mortgage loan on our property in Kansas City, Missouri at par in the amount of $12.9 million; and
•	Completed an underwritten public offering of 43.1 million shares of our common stock, resulting in net proceeds of $548 million, after deducting offering expenses.

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether an entity that we do business with should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations on tenants’ profitability and liquidity.

Losses from Operating Lease Receivables: We utilize the information above along with the tenants’ payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding billed rent and/or straight-line rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from existing collateral, if any.

Losses on Financing Lease Receivables: Allowances are established for financing lease receivables based upon an estimate of probable losses on a property-by-property basis. Such receivables are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the lease. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the effective interest rate of the financing lease, fair value of collateral, and other relevant factors, as appropriate. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents as discussed above) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral, if the loan is collateral dependent.

Investments in Real Estate:  We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 39.0 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. We do not believe that the value of any of our facilities was impaired at December 31, 2019; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation:  For properties acquired for leasing purpose, we currently account for such acquisition based on asset acquisition accounting rules. Under this accounting method, we allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We measure the aggregate value of other lease intangible assets to be acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months (based on experience) depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2019, we have assigned no value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 23.7 years at December 31, 2019. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2019 and 2018, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations (including interest) as of December 31, 2019, excluding the impact of subsequent events (amounts in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
4.000% Senior Unsecured Notes due 2022(1)	$22,426	$605,502	$—	$—	$627,928
2.550% Senior Unsecured Notes due 2023(1)	13,522	27,044	543,802	—	584,368
5.500% Senior Unsecured Notes due 2024	16,500	33,000	324,750	—	374,250
6.375% Senior Unsecured Notes due 2024	31,875	63,750	547,813	—	643,438
3.325% Senior Unsecured Notes due 2025(1)	18,642	37,283	37,283	579,292	672,500
5.250% Senior Unsecured Notes due 2026	26,250	52,500	52,500	552,500	683,750
5.000% Senior Unsecured Notes due 2027	70,000	140,000	140,000	1,610,000	1,960,000
3.692% Senior Unsecured Notes due 2028(1)	14,683	58,734	58,734	912,888	1,045,039
4.625% Senior Unsecured Notes due 2029	42,203	83,250	83,250	1,108,125	1,316,828
Revolving credit facility(2)	3,250	271	—	—	3,521
Term loan	6,710	207,278	—	—	213,988
Australian term loan facility(3)	20,698	41,284	871,305	—	933,287
Operating lease commitments(4)	6,772	13,215	12,168	179,983	212,138
Purchase obligations(5)	2,162,535	99,728	70,214	175,535	2,508,012
Totals	$2,456,066	$1,462,839	$2,741,819	$5,118,323	$11,779,047

(1)

Our 4.000% Senior Unsecured Notes due 2022 and 3.325% Senior Unsecured Notes due 2025 are euro-denominated. Our 2.550% Senior Unsecured Notes due 2023 and 3.692% Senior Unsecured Notes due 2028 are British pound-denominated. We used the exchange rate at December 31, 2019 (1.1213 for euros and 1.3257 for British pounds) in preparing this table.

(2)

As of December 31, 2019, we have a $1.3 billion revolving credit facility. This table assumes the balance outstanding under the revolver and rate in effect at December 31, 2019 (which was $0 million as of December 31, 2019) remains in effect through maturity.

(3)	This note is Australian dollar-denominated and reflects the exchange rate of 0.7021 at December 31, 2019.
(4)	Most of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(5)

Includes approximately $41.7 million of future expenditures related to development projects, a £1.5 billion commitment to acquire 30 Circle facilities post December 31, 2019, and future expenditures on commenced capital improvement projects. We have excluded from the table above $16.8 million of capital expenditure commitments in our leases that we are not definitive on the amount, timing, and certainty of funding. However, payment on any of these commitments, if made, would be added to the lease base upon which the lessee will pay us rents.

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

Liquidity and Capital Resources

2019 Cash Flow Activity

We generated cash of $494.1 million from operating activities during 2019, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $412 million and certain investing activities including the additional funding of our development activities.

In regards to other investing and financing activities in 2019, we did the following:

a)	Purchased $4.5 billion in real estate assets representing over 80 facilities across seven countries;
b)	Funded approximately $377.0 million of development, capital addition, and other projects;
c)	In 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $650 million;
d)	On June 3, 2019, we received proceeds from an Australian term loan facility of approximately $837 million to help fund the Healthscope acquisition;

e)	On July 18, 2019, we completed an underwritten public offering of 51.75 million shares, resulting in net proceeds of $858 million;
f)	On July 26, 2019, we completed a $900 million senior unsecured notes offering resulting in net proceeds of approximately $885 million;
g)	In 2019, we sold five facilities generating net proceeds of $97 million and a gain of $41.6 million;
h)	On November 8, 2019, we completed an underwritten public offering of 57.5 million shares of our common stock, resulting in net proceeds of $1.026 billion;
i)

On December 5, 2019, we completed a £400 million and £600 million unsecured notes offering resulting in net proceeds of approximately £993 million, of which £367 million was used to pay down our balance on the revolving credit facility; and

j)	On December 27, 2019, we established a new at-the-market equity program, giving us the ability to sell up to $1.0 billion of stock.

As noted previously, we acquired 30 acute care hospital facilities located in the United Kingdom for £1.5 billion on January 8, 2020. This acquisition was funded using proceeds from the December 2019 Sterling bond offering along with proceeds from a £700 million term loan entered into in January 2020.

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

e)

On May 1, 2017, we completed an underwritten public offering of approximately 43.1 million shares of our common stock, resulting in net proceeds of approximately $548 million. We used a portion of these proceeds to acquire eight facilities for $301.3 million (leased to Steward), a facility in Idaho for $87.5 million (leased to LifePoint) and two other facilities for $40 million (leased to Alecto Healthcare Services LLC (“Alecto”)).

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

Debt Restrictions and REIT Requirements

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limits the amount of dividends we can pay to 95% of NAFFO, as defined in the agreements, on a rolling four quarter basis. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of funds from operations, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2019, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 21, 2020, we have no debt principal payments due in 2020 — see debt maturity schedule below. At February 21, 2020 (and after the funding of our £1.5 billion acquisition in January 2020), our availability under our revolving credit facility plus cash on-hand approximated $1.6 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of February 21, 2020, we have no debt principal payments due between now and February 2022 when our term loan, with a current outstanding amount of $200 million, comes due. With our liquidity as of February 21, 2020 of approximately $1.6 billion, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program, we believe such liquidity is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to fund additional investments, to fund debt maturities coming due in later years, or to strategically refinance any existing debt (including our Credit Facility coming due in 2022) in order to reduce interest rates, we may need to access one or a combination of the following sources of capital:

•	issuance of new USD, EUR, or GBP denominated debt securities, including senior unsecured notes;
•	sale of equity securities;
•	amending or entering into a new revolving credit facility and/or bank term loans;
•	placing new secured loans on real estate located outside the U.S.; and/or
•	proceeds from strategic property sales.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of February 21, 2020 (which includes the new £700 million term loan to fund the Circle transaction on January 8, 2020) are as follows ($ amounts in thousands):

2020	$—
2021	—
2022	742,350
2023	518,560
2024	1,595,240
Thereafter	5,027,670
Total	$7,883,820

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net income for the year ended December 31, 2019, was $374.7 million compared to net income of $1.02 billion for the year ended December 31, 2018. This decrease is primarily due to the approximate $720 million of gains on the sales of real estate recognized in 2018 from the disposal of five properties in the U.S. and the joint venture transaction with Primotop described in Note 3 to Item 1 of this Annual Report on Form 10-K. This decrease is partially offset by approximately $70 million more in revenues from new investments in 2019. FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K), was $557.4 million, or $1.30 per diluted share for 2019, as compared to $501.0 million, or $1.37 per diluted share, for 2018. This increase in FFO dollars is primarily due to incremental revenue from new investments in 2019, while FFO per share is lower due to approximately 145 million of new shares issued to fund new investments in 2019.

A comparison of revenues for the years ended December 31, 2019 and 2018 is as follows (dollar amounts in thousands):

	2019		2018		Change
Rent billed	$474,151	55.6%	$473,343	60.3%	$808
Straight-line rent	110,456	12.9%	74,741	9.5%	35,715
Income from financing leases	119,617	14.0%	73,983	9.5%	45,634
Interest and other income	149,973	17.5%	162,455	20.7%	(12,482)
Total revenues	$854,197	100.0%	$784,522	100.0%	$69,675

Our total revenues for 2019 are up $69.7 million or 9% over the prior year. This increase is made up of the following:

•

Operating lease revenue (including rent billed and straight-line rent) — up $36.5 million over the prior year of which $54.8 million of additional lease revenue is related to the conversion of five Steward mortgage loans to fee simple assets in 2018, and approximately $68.7 million of incremental revenue from acquisitions ($30.0 million of which relates to Healthscope). This increase is partially offset by a net $82.8 million of lower revenues due to property dispositions in 2018 (majority of which relates to the formation of the Primotop joint venture in the 2018 third quarter) and approximately $5.7 million from unfavorable foreign currency fluctuations.

•

Income from financing leases — up $45.6 million over the prior year due to $50 million of revenue from the Prospect acquisition in the 2019 third quarter, partially offset by approximately $5 million loss of revenue on two Alecto properties that closed during 2019. See Note 3 to Item 8 of this Annual Report on Form 10-K for more details.

•	Interest and other income — down $12.5 million from the prior year due to the following:
•

Interest from loans — down $26.2 million over the prior year of which $35.6 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in 2018 and $13.3 million is from the payoff of our Ernest acquisition and other loans in the fourth quarter of 2018. This decrease is partially offset by $18.6 million of incremental interest revenue earned on loan investments, including $10.9 million from the Primotop joint venture shareholder loan made in August 2018 and $4.4 million related to Prospect loans made in 2019.

•

Other income — up $13.7 million due to the implementation of the lease accounting standard on January 1, 2019, whereby we are now reflecting certain payments made by our tenants, including ground lease payments and reimbursements of property taxes and insurance, as revenue. This revenue is offset by a corresponding expense in the “Property-related” line on the consolidated statements of net income.

Interest expense for 2019 and 2018 totaled $237.8 million and $223.3 million, respectively. This increase is primarily related to new debt issuances in 2019 including the £1 billion senior unsecured notes issued in December 2019, the $900 million of senior unsecured notes issued in July 2019, and the AUD $1.2 billion term loan funded in June 2019. In addition, we incurred $6.1 million of bridge loan fees and accelerated commitment fee amortization expense associated with our Australian and GBP term loan facilities in 2019. These increases were partially offset by lower interest in 2019 from the paydown of our revolver, in addition to a reduction in our weighted-average interest rate year-over-year from 4.55% in 2018 to 4.45% in 2019.

Real estate depreciation and amortization during 2019 increased to $152.3 million from $133.1 million in 2018 due to new investments made in 2018 and 2019 and the conversion of the five Steward mortgage loans to fee simple assets, partially offset by property sales in 2018.

Property-related expenses for 2019 increased $14.8 million compared to 2018. As noted above under the caption “Other income”, this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes, and insurance) as part of our implementation of the lease accounting standard on January 1, 2019.

General and administrative expenses in 2019 totaled $96.4 million, which is a $16.3 million increase from 2018. The majority of the increase relates to stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, certain performance awards were earned at maximum level, resulting in higher stock compensation expense in 2019.

During the year ended December 31, 2019, we sold five properties resulting in a total gain of $41.6 million. In addition, we made a $21 million adjustment to lower the carrying value of the real estate on certain vacant facilities in 2019– see Note 3 to Item 8 of this Annual Report on Form 10-K for further details. In 2018, we sold five properties in the U.S. and 71 properties as part of the joint venture transaction with Primotop resulting in a gain of $719.4 million. In addition, we made a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus facilities and four of our Alecto facilities in 2018.

Earnings from equity interests was $16.1 million for 2019, up $1.9 million from 2018 due to our investment in the Primotop joint venture in the third quarter of 2018 and our investment in Infracore made at the end of the second quarter of 2019, partially offset by a lower return year-over-year in our Hoboken investment.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $2.6 million income tax benefit for 2019 represents the benefit on losses incurred by our TRS during the year. The benefit is partially offset by tax expense on income generated by our international investments. In comparison, we incurred $0.9 million of income tax expense in 2018 from income generated by our international investments that was partially offset by $4.4 million of valuation allowances released related to U.S. federal and state deferred tax assets of our TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a full valuation allowance of $11.4 million should continue to be recorded against certain of our international and domestic net deferred tax assets at December 31, 2019. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

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

A comparison of revenues for the years ended December 31, 2018 and 2017 is as follows (dollar amounts in thousands):

	2018		2017		Change
Rent billed	$473,343	60.3%	$435,782	61.8%	$37,561
Straight-line rent	74,741	9.5%	65,468	9.3%	9,273
Income from financing leases	73,983	9.5%	74,495	10.6%	(512)
Interest and other income	162,455	20.7%	129,000	18.3%	33,455
Total revenues	$784,522	100.0%	$704,745	100.0%	$79,777

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

•

Income from financing leases — down $0.5 million over the prior year, of which $1.2 million is from net revenue earned in 2017 but not in 2018 on the Boise lease that converted from DFL to operating lease accounting classification upon execution of the new lease with the Vibra/Ernest joint venture and by the write-off of $1.5 million of DFL unbilled interest associated with the same transaction. The impact was partially offset by $1.9 million of incremental revenue from acquisitions made in 2017 and $0.3 million is from annual escalations of rental rates in accordance with provisions in our leases.

•

Interest and other income — up $33.5 million over the prior year of which $51.1 million is from incremental revenue from new loans (primarily the $700 million of Steward mortgage loans in 2017) and $0.7 million is from our annual escalations in interest rates in accordance with loan provisions. These increases are partially offset by $15.7 million of lower interest revenue related to certain Steward loans that were converted to fee simple assets in 2018 and $4.1 million of lower revenue related to the Ernest acquisition loan repayment discussed in Note 3 to Item 8 of this Annual Report on Form 10-K.

Interest expense for 2018 and 2017 totaled $223.3 million and $177.0 million, respectively. Although our debt balance at December 31, 2018 is lower than the prior year with the paydown of our revolver from the proceeds of asset disposals, our average debt balance for 2018 was higher than 2017 due to the issuance of the $1.4 billion bonds in September 2017. Our weighted-average interest rate was 4.6% for 2018, consistent with 4.6% in 2017. See Note 4 in Item 8 to this Annual Report on Form 10-K for further information on our debt activities.

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

In 2018, we had a $48 million adjustment to lower the carrying value of the real estate to fair value on seven of our transitioning Adeptus facilities and four of our Alecto facilities – see Note 3 to Item 8 of this Annual Report on Form 10-K for further details. We did not have any impairment charges in 2017.

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

Other income (including our earnings from equity interests) was $10.1 million in 2018, which was basically flat with 2017.

We recognize income tax expense related to our TRS and the local, state, and foreign jurisdictions in which we operate. Income tax expense for 2018 was $0.9 million as compared to $2.7 million for 2017. The decrease in tax expense is primarily due to the release of $4.4 million in valuation allowances previously recorded on our federal and state deferred tax assets at our TRS. The tax benefit from the valuation allowance release was partially offset by increases in income tax expense on earnings from our foreign investments. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We consider non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of financial performance, financial position, or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and normalized FFO for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, ($ amounts in thousands except per share data):

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
FFO Information
Net income attributable to MPT common stockholders	$374,684	$1,016,685	$289,793	$225,048	$139,598
Participating securities’ share in earnings	(2,308)	(3,685)	(1,409)	(559)	(1,029)
Net income, less participating securities’ share in earnings	$372,376	$1,013,000	$288,384	$224,489	$138,569
Depreciation and amortization	183,921	143,720	127,559	96,157	69,867
Gain on sale of real estate	(41,560)	(719,392)	(7,431)	(67,168)	(3,268)
Real estate impairment charges	21,031	48,007	—	—	—
Funds from operations	$535,768	$485,335	$408,512	$253,478	$205,168
Write-off of straight-line rent and other	15,539	18,002	5,340	3,063	3,928
Debt refinancing and unutilized financing costs	6,106	—	32,574	22,539	4,367
Release of income tax valuation allowance	—	(4,405)	—	(3,956)	—
Acquisition and other transaction costs, net of tax benefit	—	2,072	28,453	52,473	61,342
Non-real estate impairment charges	—	—	—	7,229	—
Normalized funds from operations	$557,413	$501,004	$474,879	$334,826	$274,805
Per diluted share data
Net income, less participating securities’ share in earnings	$0.87	$2.76	$0.82	$0.86	$0.63
Depreciation and amortization	0.43	0.39	0.37	0.37	0.32
Gain on sale of real estate	(0.10)	(1.96)	(0.02)	(0.26)	(0.01)
Real estate impairment charges	0.05	0.13	—	—	—
Funds from operations	$1.25	$1.32	$1.17	$0.97	$0.94
Write-off of straight-line rent and other	0.04	0.05	0.01	0.01	0.02
Debt refinancing and unutilized financing costs	0.01	—	0.09	0.09	0.02
Release of income tax valuation allowance	—	(0.01)	—	(0.02)	—
Acquisition and other transaction costs, net of tax benefit	—	0.01	0.08	0.20	0.28
Non-real estate impairment charges	—	—	—	0.03	—
Normalized funds from operations	$1.30	$1.37	$1.35	$1.28	$1.26

Total Pro Forma Gross Assets

Pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes all real estate binding commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects as of the applicable reporting periods are fully funded, and assumes cash on hand is used in these transactions. We believe total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our binding commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of December 31, 2019	As of December 31, 2018
Total Assets	$14,467,331	$8,843,643
Add:
Binding real estate commitments on new investments(1)	1,988,550	6,596
Unfunded amounts on development deals and commenced capital improvement projects(2)	163,370	229,979
Accumulated depreciation and amortization	570,042	464,984
Incremental gross assets of our joint ventures(3)	563,911	375,544
Proceeds from new £700 million 5-year term loan effective January 6, 2020	927,990	—
Less:
Cash used for funding the transactions above (including proceeds from the £700 million term loan in 2020)	(2,151,920)	(236,575)
Total Gross Assets	$16,529,274	$9,684,171
Australian commitment, net of cash(4)	—	374,276
Total Pro Forma Gross Assets	$16,529,274	$10,058,447

(1)	The 2019 column reflects the acquisition of 30 facilities in the United Kingdom on January 8, 2020. The 2018 column reflects our commitment to acquire a facility in Germany post December 31, 2018.
(2)

Includes $41.7 million and $94.1 million of unfunded amounts on ongoing development projects and $121.7 million and $135.9 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of December 31, 2019 and 2018, respectively.

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

For the Year Ended December 31, 2019
Total revenues	$854,197
Revenue from real estate properties owned through joint venture arrangements	83,962
Total adjusted revenues	$938,159

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

The table below is a summary of our distributions declared for the three-year period ended December 31, 2019:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25
November 9, 2017	December 7, 2017	January 11, 2018	$0.24
August 17, 2017	September 14, 2017	October 12, 2017	$0.24
May 25, 2017	June 15, 2017	July 14, 2017	$0.24
February 16, 2017	March 16, 2017	April 13, 2017	$0.24

On February 14, 2020, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.27 per share of common stock to be paid on April 9, 2020, to stockholders of record on March 12, 2020.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S., and the general trend in foreign currency exchange rates.

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

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions. In addition, they do not include measures we may take to minimize our exposure, such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2019, our outstanding debt totaled $7.0 billion, which consisted of fixed-rate debt of $6.8 billion (after considering interest rate swaps in-place) and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at December 31, 2019 would decrease by approximately $10.6 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of our term loan at December 31, 2019.

Foreign Currency Sensitivity

With our investments in Germany, Spain, Italy, Portugal, the United Kingdom, Switzerland, and Australia, we are subject to fluctuations in the euro, British pound, Swiss franc and Australian dollar to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2019 operating results, a 5% change to the following exchange rates would have impacted our net income and FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact
Euro (€)	$115	$1,400
British pound (£)	43	496
Swiss franc (CHF)	286	855
Australian dollar (AUD $)	543	1,517

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of net income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquired Real Estate Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2019, the Company acquired a total of $2.6 billion of land, building, and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical lease-up periods.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the fair value estimates, (ii) significant audit effort was required in evaluating the reasonableness of significant assumptions such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical expected lease-up periods used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions, including capitalization and discount rates, market rental rates, and carrying costs during the hypothetical lease-up periods; and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical lease-up periods, for certain acquisitions.  Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2020

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of net income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2019, the Company acquired a total of $2.6 billion of land, building, and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical lease-up periods.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the fair value estimates, (ii) significant audit effort was required in evaluating the reasonableness of significant assumptions such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical expected lease-up periods used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions, including capitalization and discount rates, market rental rates, and carrying costs during the hypothetical lease-up periods; and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization and discount rates, market rental rates, and carrying costs during hypothetical lease-up periods, for certain acquisitions.  Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2020

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,017,402	$547,894
Buildings and improvements	6,295,084	4,233,255
Construction in progress	168,212	84,172
Intangible lease assets	622,056	403,138
Investment in financing leases	2,060,302	684,053
Mortgage loans	1,275,022	1,213,322
Gross investment in real estate assets	11,438,078	7,165,834
Accumulated depreciation	(504,651)	(414,331)
Accumulated amortization	(65,391)	(50,653)
Net investment in real estate assets	10,868,036	6,700,850
Cash and cash equivalents	1,462,286	820,868
Interest and rent receivables	31,357	25,855
Straight-line rent receivables	334,231	220,848
Equity investments	926,990	520,058
Other loans	544,832	373,198
Other assets	299,599	181,966
Total Assets	$14,467,331	$8,843,643
LIABILITIES AND EQUITY
Liabilities
Debt, net	$7,023,679	$4,037,389
Accounts payable and accrued expenses	291,489	204,325
Deferred revenue	16,098	13,467
Obligations to tenants and other lease liabilities	107,911	27,524
Total Liabilities	7,439,177	4,282,705
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 517,522 shares at December 31, 2019 and 370,637 shares at December 31, 2018	518	371
Additional paid-in capital	7,008,199	4,442,948
Retained earnings	83,012	162,768
Accumulated other comprehensive loss	(62,905)	(58,202)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	7,028,047	4,547,108
Non-controlling interests	107	13,830
Total Equity	7,028,154	4,560,938
Total Liabilities and Equity	$14,467,331	$8,843,643

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$474,151	$473,343	$435,782
Straight-line rent	110,456	74,741	65,468
Income from financing leases	119,617	73,983	74,495
Interest and other income	149,973	162,455	129,000
Total revenues	854,197	784,522	704,745
Expenses
Interest	237,830	223,274	176,954
Real estate depreciation and amortization	152,313	133,083	125,106
Property-related	23,992	9,237	5,811
General and administrative	96,411	80,086	58,599
Acquisition costs	—	917	29,645
Total expenses	510,546	446,597	396,115

Other income (expense)
Gain on sale of real estate and other	41,560	719,392	7,431
Impairment charges	(21,031)	(48,007)	—
Earnings from equity interests	16,051	14,165	10,058
Debt refinancing and unutilized financing costs	(6,106)	—	(32,574)
Other	(345)	(4,071)	374
Total other income (expense)	30,129	681,479	(14,711)

Income before income tax	373,780	1,019,404	293,919
Income tax benefit (expense)	2,621	(927)	(2,681)

Net income	376,401	1,018,477	291,238
Net income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)
Net income attributable to MPT common stockholders	$374,684	$1,016,685	$289,793
Earnings per share — basic
Net income attributable to MPT common stockholders	$0.87	$2.77	$0.82
Weighted-average shares outstanding — basic	427,075	365,364	349,902
Earnings per share — diluted
Net income attributable to MPT common stockholders	$0.87	$2.76	$0.82
Weighted-average shares outstanding — diluted	428,299	366,271	350,441

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$376,401	$1,018,477	$291,238
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(9,033)	(3,317)	—
Foreign currency translation gain (loss)	4,330	(28,836)	66,854
Total comprehensive income	371,698	986,324	358,092
Comprehensive income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)
Comprehensive income attributable to MPT common stockholders	$369,981	$984,532	$356,647

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2019, 2018 and 2017

(Amounts in thousands, except per share data)

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	—	$—	320,514	$321	$3,775,336	$(434,114)	$(92,903)	$(262)	$4,850	$3,253,228
Net income	—	—	—	—	—	289,793	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	—	66,854
Stock vesting and amortization of stock-based compensation	—	—	785	—	9,949	—	—	—	—	9,949
Treasury shares acquired (41,270 shares)	—	—	—	—	—	—	—	(515)	—	(515)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	—	—	43,125	43	547,742	—	—	—	—	547,785
Dividends declared ($0.96 per common share)	—	—	—	—	—	(341,611)	—	—	—	(341,611)
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	1,016,685	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,317)	—	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	—	(28,836)
Stock vesting and amortization of stock-based compensation	—	—	599	1	16,504	—	—	—	—	16,505
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	—	—	5,614	6	94,233	—	—	—	—	94,239
Dividends declared ($1.00 per common share)	—	—	—	—	—	(369,923)	—	—	—	(369,923)
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	374,684	—	—	1,717	376,401
Unrealized loss on interest rate swap	—	—	—	—	—	—	(9,033)	—	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	—	4,330
Stock vesting and amortization of stock-based compensation	—	—	1,536	2	32,186	—	—	—	—	32,188
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	—	—	145,349	145	2,533,065	—	—	—	—	2,533,210
Dividends declared ($1.02 per common share)	—	—	—	—	—	(454,440)	—	—	—	(454,440)
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Operating activities
Net income	$376,401	$1,018,477	$291,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,575	141,492	131,979
Amortization of deferred financing costs and debt discount	8,881	7,363	6,521
Straight-line rent revenue and other	(138,806)	(100,594)	(80,741)
Share-based compensation	32,188	16,505	9,949
Gain from sale of real estate and other	(41,560)	(719,392)	(7,431)
Impairment charges	21,031	48,007	—
Straight-line rent and other write-off	15,539	18,002	5,340
Debt refinancing and unutilized financing costs	6,106	—	32,574
Other adjustments	4,637	(3,768)	(1,204)
Changes in:
Interest and rent receivables	12,906	46,498	(21,116)
Other assets	(4,992)	(18,051)	(5,318)
Accounts payable and accrued expenses	39,630	(5,596)	2,494
Deferred revenue	5,581	145	(2,050)
Net cash provided by operating activities	494,117	449,088	362,235
Investing activities
Cash paid for acquisitions and other related investments	(4,565,594)	(1,430,995)	(2,246,788)
Net proceeds from sale of real estate	111,766	1,513,666	64,362
Principal received on loans receivable	920	885,917	8,480
Investment in loans receivable	(54,088)	(212,002)	(19,338)
Construction in progress and other	(83,798)	(53,967)	(73,812)
Capital additions and other investments, net	(293,163)	(138,441)	(94,970)
Net cash (used for) provided by investing activities	(4,883,957)	564,178	(2,362,066)
Financing activities
Proceeds from term debt, net of discount	3,048,424	759,735	2,355,280
Payments of term debt	—	—	(1,038,221)
Payment of deferred financing costs	(30,186)	—	(32,794)
Revolving credit facilities, net	(65,736)	(811,718)	550,415
Distributions paid	(411,697)	(363,906)	(326,729)
Lease deposits and other obligations to tenants	(12,260)	(20,606)	27,525
Proceeds from sale of common shares, net of offering costs	2,533,210	94,239	547,785
Other financing activities	(19,871)	(3,614)	(12,984)
Net cash provided by (used for) financing activities	5,041,884	(345,870)	2,070,277
Increase in cash, cash equivalents, and restricted cash for the year	652,044	667,396	70,446
Effect of exchange rate changes	(6,478)	(17,218)	16,920
Cash, cash equivalents, and restricted cash at beginning of year	822,425	172,247	84,881
Cash, cash equivalents, and restricted cash at end of year	$1,467,991	$822,425	$172,247
Interest paid, including capitalized interest of $3,936 in 2019, $1,480 in 2018, and $840 in 2017	$211,163	$221,779	$149,798
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$138,161	$95,419	$89,403
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472	$83,240
Restricted cash, included in Other assets	1,557	775	1,641
	$822,425	$172,247	$84,881
End of period:
Cash and cash equivalents	$1,462,286	$820,868	$171,472
Restricted cash, included in Other assets	5,705	1,557	775
	$1,467,991	$822,425	$172,247

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,017,402	$547,894
Buildings and improvements	6,295,084	4,233,255
Construction in progress	168,212	84,172
Intangible lease assets	622,056	403,138
Investment in financing leases	2,060,302	684,053
Mortgage loans	1,275,022	1,213,322
Gross investment in real estate assets	11,438,078	7,165,834
Accumulated depreciation	(504,651)	(414,331)
Accumulated amortization	(65,391)	(50,653)
Net investment in real estate assets	10,868,036	6,700,850
Cash and cash equivalents	1,462,286	820,868
Interest and rent receivables	31,357	25,855
Straight-line rent receivables	334,231	220,848
Equity investments	926,990	520,058
Other loans	544,832	373,198
Other assets	299,599	181,966
Total Assets	$14,467,331	$8,843,643
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$7,023,679	$4,037,389
Accounts payable and accrued expenses	152,999	108,574
Deferred revenue	16,098	13,467
Obligations to tenants and other lease liabilities	107,911	27,524
Payable due to Medical Properties Trust, Inc.	138,100	95,361
Total Liabilities	7,438,787	4,282,315
Commitments and Contingencies
Capital
General partner — issued and outstanding — 5,176 units at December 31, 2019 and 3,706 units at December 31, 2018	70,939	46,084
Limited partners:
Common units — issued and outstanding — 512,346 units at December 31, 2019 and 366,931 units at December 31, 2018	7,020,403	4,559,616
LTIP units — issued and outstanding — 232 units at December 31, 2019 and December 31, 2018	—	—
Accumulated other comprehensive loss	(62,905)	(58,202)
Total MPT Operating Partnership, L.P. capital	7,028,437	4,547,498
Non-controlling interests	107	13,830
Total Capital	7,028,544	4,561,328
Total Liabilities and Capital	$14,467,331	$8,843,643

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$474,151	$473,343	$435,782
Straight-line rent	110,456	74,741	65,468
Income from financing leases	119,617	73,983	74,495
Interest and other income	149,973	162,455	129,000
Total revenues	854,197	784,522	704,745
Expenses
Interest	237,830	223,274	176,954
Real estate depreciation and amortization	152,313	133,083	125,106
Property-related	23,992	9,237	5,811
General and administrative	96,411	80,086	58,599
Acquisition costs	—	917	29,645
Total expenses	510,546	446,597	396,115

Other income (expense)
Gain on sale of real estate and other	41,560	719,392	7,431
Impairment charges	(21,031)	(48,007)	—
Earnings from equity interests	16,051	14,165	10,058
Debt refinancing and unutilized financing costs	(6,106)	—	(32,574)
Other	(345)	(4,071)	374
Total other income (expense)	30,129	681,479	(14,711)

Income before income tax	373,780	1,019,404	293,919
Income tax benefit (expense)	2,621	(927)	(2,681)

Net income	376,401	1,018,477	291,238
Net income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)
Net income attributable to MPT Operating Partnership partners	$374,684	$1,016,685	$289,793
Earnings per unit — basic
Net income attributable to MPT Operating Partnership partners	$0.87	$2.77	$0.82
Weighted-average units outstanding — basic	427,075	365,364	349,902
Earnings per unit — diluted
Net income attributable to MPT Operating Partnership partners	$0.87	$2.76	$0.82
Weighted-average units outstanding — diluted	428,299	366,271	350,441

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$376,401	$1,018,477	$291,238
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(9,033)	(3,317)	—
Foreign currency translation gain (loss)	4,330	(28,836)	66,854
Total comprehensive income	371,698	986,324	358,092
Comprehensive income attributable to non-controlling interests	(1,717)	(1,792)	(1,445)
Comprehensive income attributable to MPT Operating Partnership partners	$369,981	$984,532	$356,647

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2019, 2018 and 2017

(Amounts in thousands, except per unit data)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2016	3,204	$33,436	317,310	$3,308,235	292	$—	$(92,903)	$4,850	$3,253,618
Net income	—	2,898	—	286,895	—	—	—	1,445	291,238
Sale of non-controlling interests	—	—	—	—	—	—	—	10,000	10,000
Foreign currency translation gain	—	—	—	—	—	—	66,854	—	66,854
Unit vesting and amortization of unit-based compensation	9	99	776	9,850	—	—	—	—	9,949
Treasury units acquired (41,270 units)	—	(6)	—	(509)	—	—	—	—	(515)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,723)	(1,723)
Proceeds from offering (net of offering costs)	431	5,478	42,694	542,307	—	—	—	—	547,785
Distributions declared ($0.96 per unit)	—	(3,416)	—	(338,195)	—	—	—	—	(341,611)
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	10,167	—	1,006,518	—	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	(28,836)
Unit vesting and amortization of unit-based compensation	6	165	593	16,340	—	—	—	—	16,505
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	56	942	5,558	93,297	—	—	—	—	94,239
Distributions declared ($1.00 per unit)	—	(3,698)	—	(366,225)	—	—	—	—	(369,923)
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	3,746	—	370,938	—	—	—	1,717	376,401
Unrealized loss on interest rate swap	—	—	—	—	—	—	(9,033)	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	4,330
Unit vesting and amortization of unit-based compensation	15	322	1,521	31,866	—	—	—	—	32,188
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	1,455	25,332	143,894	2,507,878	—	—	—	—	2,533,210
Distributions declared ($1.02 per unit)	—	(4,545)	—	(449,895)	—	—	—	—	(454,440)
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Operating activities
Net income	$376,401	$1,018,477	$291,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,575	141,492	131,979
Amortization of deferred financing costs and debt discount	8,881	7,363	6,521
Straight-line rent revenue and other	(138,806)	(100,594)	(80,741)
Unit-based compensation	32,188	16,505	9,949
Gain from sale of real estate and other	(41,560)	(719,392)	(7,431)
Impairment charges	21,031	48,007	—
Straight-line rent and other write-off	15,539	18,002	5,340
Debt refinancing and unutilized financing costs	6,106	—	32,574
Other adjustments	4,637	(3,768)	(1,204)
Changes in:
Interest and rent receivables	12,906	46,498	(21,116)
Other assets	(4,992)	(18,051)	(5,318)
Accounts payable and accrued expenses	39,630	(5,596)	2,494
Deferred revenue	5,581	145	(2,050)
Net cash provided by operating activities	494,117	449,088	362,235
Investing activities
Cash paid for acquisitions and other related investments	(4,565,594)	(1,430,995)	(2,246,788)
Net proceeds from sale of real estate	111,766	1,513,666	64,362
Principal received on loans receivable	920	885,917	8,480
Investment in loans receivable	(54,088)	(212,002)	(19,338)
Construction in progress and other	(83,798)	(53,967)	(73,812)
Capital additions and other investments, net	(293,163)	(138,441)	(94,970)
Net cash (used for) provided by investing activities	(4,883,957)	564,178	(2,362,066)
Financing activities
Proceeds from term debt, net of discount	3,048,424	759,735	2,355,280
Payments of term debt	—	—	(1,038,221)
Payment of deferred financing costs	(30,186)	—	(32,794)
Revolving credit facilities, net	(65,736)	(811,718)	550,415
Distributions paid	(411,697)	(363,906)	(326,729)
Lease deposits and other obligations to tenants	(12,260)	(20,606)	27,525
Proceeds from sale of units, net of offering costs	2,533,210	94,239	547,785
Other financing activities	(19,871)	(3,614)	(12,984)
Net cash provided by (used for) financing activities	5,041,884	(345,870)	2,070,277
Increase in cash, cash equivalents, and restricted cash for the year	652,044	667,396	70,446
Effect of exchange rate changes	(6,478)	(17,218)	16,920
Cash, cash equivalents, and restricted cash at beginning of year	822,425	172,247	84,881
Cash, cash equivalents and restricted cash at end of year	$1,467,991	$822,425	$172,247
Interest paid, including capitalized interest of $3,936 in 2019, $1,480 in 2018, and $840 in 2017	$211,163	$221,779	$149,798
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$138,161	$95,419	$89,403
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$820,868	$171,472	$83,240
Restricted cash, included in Other assets	1,557	775	1,641
	$822,425	$172,247	$84,881
End of period:
Cash and cash equivalents	$1,462,286	$820,868	$171,472
Restricted cash, included in Other assets	5,705	1,557	775
	$1,467,991	$822,425	$172,247

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties, located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes in the U.S. as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, and long-term acute care hospitals. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time to time, in order to enhance our overall return. We manage our business as a single business segment. All of our properties are located in the U.S., Europe, and Australia.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2019 and 2018, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method, such as our joint venture with Primotop Holdings S.à.r.l. (“Primotop”) as discussed in Note 3. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop, we have elected to record our share of such investee’s earnings or losses on a lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investments in Steward Health Care System LLC (“Steward”) and Median Kliniken S.á.r.l. (“MEDIAN”) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. For similar investments but for which there are readily determinable fair values, such investments are measured at fair value quarterly, with unrealized gains and losses recorded in income.

Cash and Cash Equivalents: Certificates of deposit, short-term investments with original maturities of three months or less, and money-market mutual funds are considered cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks, which at times may exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to-date on our invested cash. Cash and cash equivalents which have been restricted as to its use are recorded in other assets.

Revenue Recognition: Our revenues are primarily from leases and mortgage loans. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases”, (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). We adopted this standard using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things permits the following: no reassessment of whether existing contracts are or contain a lease and no reassessment of lease classification for existing leases. In addition, we made certain elections permitted which (1) permits entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and (2) permits lessors to account for lease and non-lease components as a single lease component in a contract if certain criteria are met. For lessors, this new standard of accounting for leases is substantially equivalent to previous guidance, but there are some differences which we highlight below:

Operating Lease Revenue

We receive income from operating leases based on the fixed, minimum required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of net income is presented as two amounts: rent billed and straight-line rent revenue. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivable.

Rental payments received prior to their recognition as income are classified as deferred revenue.

Financing Lease Revenue

Under the new lease accounting rules adopted on January 1, 2019, if an acquisition and subsequent lease of a property to the seller does not meet the definition of a sale, we must account for the transaction as a financing with income recognized using the imputed interest method.

Another type of financing lease that we carried forward from the previous lease accounting guidance is a direct financing lease (“DFL”). For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unearned income.

Other Leasing Revenue

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

We also receive additional rent (contingent rent) under some leases based on increases in the consumer price index (“CPI”) (or similar index outside the U.S.) or when CPI exceeds the annual minimum percentage increase as stipulated in the lease. Contingent rents are recorded as rent billed revenue in the period earned.

Starting January 1, 2019 (with the adoption of ASU 2016-02), tenant payments for ground leases along with other operating expenses, such as property taxes and insurance, that are paid directly by us and reimbursed by our tenants are presented on a gross basis with the related revenues recorded in “Interest and other income” and the related expenses in “Property-related” in our consolidated statements of net income. All payments of other operating expenses made directly by the tenant to the applicable government or appropriate third-party vendor are recorded on a net basis, consistent with how all tenant payments or reimbursements pursuant to our “triple-net” leases were accounted for prior to ASU 2016-02.

Interest Revenue

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other long-term loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

Other Revenue

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

Acquired Real Estate Purchase Price Allocation:  Since January 1, 2018 with adoption of ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), all of our property acquisitions have been accounted for as asset acquisitions. Prior to 2018, properties acquired for leasing purposes were accounted for using business combination accounting rules. The primary impact to us from this change in accounting is the capitalization of third party transaction costs that are directly related to the acquisition as these costs were expensed under business combination accounting rules. Under either accounting method, we allocate the purchase price of acquired properties to tangible and identified intangible assets acquired and liabilities assumed (if any) based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time to time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rental, capitalization and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

We measure the aggregate value of lease intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

Construction in progress includes the cost of land, the cost of construction of buildings, improvements, and fixed equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes, and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress. We commence capitalization of costs associated with a development project when the development of the future asset is probable and activities necessary to get the underlying property ready for its intended use have been initiated. We stop the capitalization of costs when the property is substantially complete and ready for its intended use.

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2019 are as follows:

Buildings and improvements	39.0 years
Tenant lease intangibles	23.7 years
Leasehold improvements	17.0 years
Furniture, equipment, and other	7.7 years

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

Losses from Operating Lease Receivables: We utilize the information above along with the tenant’s payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding billed rent and/or straight-line rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from existing collateral, if any.

Losses on Financing Lease Receivables: Allowances are established for financing lease receivables based upon an estimate of probable losses on a property-by-property basis. Financing lease receivables are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the lease. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the effective interest rate of the financing lease, fair value of collateral, and other relevant factors, as appropriate. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing leases on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other long-term loans. Mortgage loans are collateralized by interests in real property. Working capital and other long-term loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. We evaluate the collectability of both interest and principal on a loan-by-loan basis (using the same process as we do for assessing the collectability of rents) to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, we generally place the loan on non-accrual status and record interest income only upon receipt of cash.

Earnings Per Share/Units: Basic earnings per common share/unit is computed by dividing net income applicable to common shares/units by the weighted-average number of shares/units of common stock/units outstanding during the period. Diluted earnings per common share/units is calculated by including the effect of dilutive securities.

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

Our financial statements include the operations of a TRS, MPT Development Services, Inc. (“MDS”), and with many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. MDS is not entitled to a dividends paid deduction and is subject to U.S. federal, state, and local income taxes. MDS is authorized to provide property development, leasing, and management services for third-party owned properties, and we will make non-mortgage loans to and/or investments in our lessees through this entity.

With the property acquisitions and investments in Europe and Australia, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the U.S. as such income from our international properties flows through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

The calculation of our income taxes involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. However, if a more likely than not position cannot be reached, we record a liability as an offset to the tax benefit and adjust the liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the uncertain tax position liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Stock-Based Compensation: We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019. Awards of restricted stock and other equity-based awards with service conditions are valued at the average stock price per share on the date of grant and are amortized to compensation expense over the service periods (typically three years), using the straight-line method. Awards that contain market conditions are valued on the grant date using a Monte Carlo valuation model and are amortized to compensation expense over the derived service periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method. Awards with performance conditions are valued at the average stock price per share on the date of grant and are amortized using the straight-line method over the service period, adjusted for the probability of achieving the performance conditions. Forfeitures of stock-based awards are recognized as they occur.

Deferred Costs: Costs incurred that directly relate to the offerings of stock are deferred and netted against proceeds received from the offering. Leasing commissions and other leasing costs that would not have been incurred if the lease was not obtained are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are capitalized and recognized as a reduction in interest income over the life of the loan.

Deferred Financing Costs: We generally capitalize financing costs incurred in connection with new financings and refinancings of debt. These costs are amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the debt (interest method) and are included within Debt, net on our consolidated balance sheets. For debt without defined principal repayment terms, such as our revolving credit facility, the deferred costs are amortized on the straight-line method over the term of the debt and are included as a component of “Other assets” on our consolidated balance sheets.

Foreign Currency Translation and Transactions: Certain of our international subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in “Accumulated other comprehensive income (loss)”, a component of stockholders’ equity on our consolidated balance sheets.

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in a foreign currency from time-to-time. Gains or losses resulting from these foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses on our short-term transactions are included in other income in the consolidated statements of income, while the translation effects on our long-term investments are recorded in “Accumulated other comprehensive income (loss)” on our consolidated balance sheets.

Derivative Financial Investments and Hedging Activities:  During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and/or foreign currency risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in “Accumulated other comprehensive income (loss)” on our consolidated balance sheets, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques that have been used by us include discounted cash flow and Monte Carlo valuation models. We also consider counterparty’s and our own credit risk on derivatives and other liabilities measured at their estimated fair value.

Fair Value Option Election: For our equity interest in Ernest Health, Inc. (“Ernest”) along with any related loans (all of which other than the mortgage loans were sold or paid off on October 4, 2018 - see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other equity interests or loans that existed at December 31, 2019.

Leases (Lessee)

Pursuant to ASU 2016-02, we are required to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. Starting January 1, 2019, we are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less are off balance sheet with lease expense recognized on a straight-line basis over the lease term, similar to previous guidance for operating leases.

For our leases in which we are the lessee, including ground leases on which certain of our facilities reside, along with corporate office and equipment leases, we recorded a right-of-use asset and offsetting lease liability of approximately $84 million upon adoption of this standard - resulting in no material cumulative effect adjustment.

Reclassifications: Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Developments

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for our financing receivables, including financing leases and loans, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us on January 1, 2020. Upon adoption of this standard, we expect to record a credit loss reserve on January 1, 2020, of between $5 million and $15 million with the effect recorded as a cumulative adjustment in retained earnings.

3. Real Estate Activities

Acquisitions

For the years ended December 31, 2019, 2018, and 2017, we acquired the following assets:

	2019	2018	2017
	(in thousands)
Assets Acquired
Land	$400,539	$71,880	$240,993
Building	1,951,066	686,739	985,219
Intangible lease assets — subject to amortization (weighted-average useful life of 19.1 years in 2019, 27.9 years in 2018, and 27.7 years in 2017)	227,468	90,651	181,004
Investment in financing leases	1,386,797	—	40,450
Mortgage loans	51,267	—	700,000
Other loans	135,258	336,458	—
Equity investments and other assets	415,836	245,267	100,000
Liabilities assumed	(2,637)	—	(878)
Total assets acquired	$4,565,594	$1,430,995	$2,246,788
Loans repaid(1)	—	(764,447)	—
Total net assets acquired	$4,565,594	$666,548	$2,246,788

(1)	The 2018 column includes $0.8 billion of loans advanced to Steward in 2016 and repaid in 2018 as part of sale leaseback conversion described below.

2019 Activity

LifePoint Acquisition

On December 17, 2019, we acquired a portfolio of 10 acute care hospitals owned and operated by LifePoint Health, Inc. (“LifePoint”) for a combined purchase price of approximately $700.0 million. The properties are leased to LifePoint under one master lease agreement. The master lease has a 20-year initial term and two five-year extension options, plus annual inflation-based escalators.

Prospect Transaction

On August 23, 2019, we invested in a portfolio of 14 acute care hospitals and two behavioral health facilities operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment includes the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion. We are accounting for these properties as a financing (as presented in the “Investment in financing leases” line of the consolidated balance sheets) under the new lease accounting rules due to certain lessee end-of-term purchase options. In addition, we originated a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital, and a $112.9 million term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases and mortgage loan have substantially similar terms, with a 15-year fixed term subject to three extension options, plus annual inflation-based escalators.

The agreements provide for the potential for a future purchase price adjustment of up to an additional $250.0 million, based on achievement of certain performance thresholds over a three-year period; any such adjustment will be added to the lease base upon which we will earn a return in accordance with the master leases.

Ramsay Acquisition

On August 16, 2019, we acquired freehold interests in eight acute care hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals are leased to Ramsay pursuant to in-place net leases with approximate 18-year remaining lease terms and include annual fixed and periodic market-based escalations.

Australia Transaction

On June 6, 2019, we acquired 11 hospitals in Australia for a purchase price of approximately AUD $1.2 billion plus stamp duties and registration fees of AUD $66.6 million. The properties are leased to Healthscope, pursuant to master lease agreements that have an average initial term of 20 years with annual fixed escalations and multiple extension options. Healthscope was acquired in a simultaneous transaction by Brookfield Business Partners L.P. and certain of its institutional partners.

Switzerland Transactions

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment was effected through our purchase of a 46% stake in a Swiss healthcare real estate company, Infracore SA, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases with an average 23-year remaining term subject to annual escalation provisions. We are accounting for our 46% interest in this joint venture under the equity method. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019 that we are marking to fair value through income each quarter.

Other Transactions

On December 3, 2019, we invested in two acute care hospitals in Spain for a purchase price of approximately €117.3 million. The investment was effected through our purchase of a 45% stake in a Spanish entity. The facilities are leased to HM Hospitales pursuant to a master lease with an initial lease term of 25 years. The lease provides for annual inflation-based escalators. We are accounting for our 45% interest in this joint venture under the equity method.

On November 28, 2019, we acquired an acute care hospital in Portugal for approximately €28.2 million. This facility is leased to José de Mello pursuant to an in-place lease with 17 years remaining on its initial term. The lease provides for annual inflation-based escalators.

On August 30, 2019, we invested in a portfolio of facilities throughout various states for approximately $254 million. The properties are leased to Vibra Healthcare, LLC (“Vibra”) pursuant to a new master lease agreement with an initial lease term of 20 years. The lease provides for annual inflation-based escalators and includes three five-year extension options. The facilities acquired include three inpatient rehabilitation hospitals and seven long-term acute care hospitals.

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

Other acquisitions during 2019 included three acute care hospitals and one inpatient rehabilitation hospital for an aggregate investment of approximately $135 million. One of the acute care hospitals, acquired on April 12, 2019 and located in Big Spring, Texas, is leased to Steward pursuant to the Steward master lease. The second facility, located in Poole, England, was acquired on April 3, 2019 and is leased to BMI Healthcare (“BMI”) pursuant to an in-place lease with 14 years remaining on its term and fixed 2.5% annual escalators. The third acute care facility was acquired on September 30, 2019, located in Watsonville, California, and is leased to Halsen Healthcare. The inpatient rehabilitation hospital, acquired on February 8, 2019, is located in Germany and leased to affiliates of MEDIAN. This acquisition was the final property acquired as part of a four-hospital portfolio transaction that we signed with MEDIAN in June 2018.

2018 Activity

Joint Venture Transaction

On August 31, 2018, we completed a joint venture arrangement with Primotop pursuant to which we contributed 71 of our post-acute hospitals in Germany, with an aggregate fair value of €1.635 billion, for a 50% interest, while Primotop contributed cash for its 50% interest in the joint venture. As part of the transaction, we received an aggregate amount of approximately €1.14 billion, from the proceeds of the cash contributed by Primotop and the secured debt financing placed on the joint venture’s real estate, and we recognized an approximate €500 million gain on sale. At inception, our interest in the joint venture was made up of a 50% equity investment valued at approximately €210 million, which is being accounted for under the equity method of accounting, and a €290 million shareholder loan (with terms identical to Primotop’s shareholder loan).

Other Transactions

On August 31, 2018, we acquired an acute care facility in Pasco, Washington for $17.5 million. The property is leased to LifePoint, pursuant to the existing long-term master lease.

On August 28, 2018, we acquired three inpatient rehabilitation hospitals in Germany for €17.3 million (including real estate transfer taxes). These hospitals are part of a four-hospital portfolio that we agreed to purchase for an aggregate amount of €23 million (including real estate transfer taxes) in June 2018. The properties are leased to MEDIAN, pursuant to a new 27-year master lease with annual inflation-based escalators.

During 2018, we acquired the fee simple real estate of five general acute care hospitals, four of which are located in Massachusetts and one located in Texas, from Steward in exchange for the reduction of $764.4 million of mortgage loans made to Steward in October 2016 and March 2018, along with additional cash consideration. These properties are being leased to Steward pursuant to the original master lease from October 2016.

2017 Activity

Steward Transactions

On September 29, 2017, we acquired, from IASIS Healthcare LLC (“IASIS”), a portfolio of ten acute care hospitals and one behavioral health facility, along with ancillary land and buildings that are located in Arizona, Utah, Texas, and Arkansas. The portfolio is now operated by Steward which separately completed its acquisition of the operations of IASIS on September 29, 2017. Our investment in the portfolio includes the acquisition of eight acute care hospitals and one behavioral health facility for approximately $700 million, the making of $700 million in mortgage loans on two acute care hospitals, and a $100 million minority equity contribution in Steward, for a combined investment of approximately $1.5 billion.

On May 1, 2017, we acquired eight hospitals previously affiliated with Community Health Systems, Inc. in Florida, Ohio, and Pennsylvania for an aggregate purchase price of $301.3 million.

MEDIAN Transactions

On November 29, 2017, we acquired three rehabilitation hospitals in Germany for an aggregate purchase price of €80 million. The facilities are leased to affiliates of MEDIAN, pursuant to a new long-term master lease. The lease began on November 30, 2017, and the term is for 27 years (ending in November 2044). The lease provides for annual inflation-based escalators.

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

On June 22, 2017, we acquired an acute care hospital in Germany for a purchase price of €19.4 million, of which €18.6 million was paid upon closing with the remainder being paid over four years. This property is leased to affiliates of MEDIAN, pursuant to an existing master lease agreement that ends in December 2042 with annual inflation-based escalators.

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

Other Transactions

On June 1, 2017, we acquired the real estate assets of Ohio Valley Medical Center located in Wheeling, West Virginia, and the East Ohio Regional Hospital in Martins Ferry, Ohio, from Ohio Valley Health Services, a not-for-profit entity in West Virginia, for an aggregate purchase price of approximately $40 million. We simultaneously leased the facilities to Alecto Healthcare Services LLC (“Alecto”).

On May 1, 2017, we acquired the real estate of St. Joseph Regional Medical Center, a 145-bed acute care hospital in Lewiston, Idaho for $87.5 million. This facility is leased to LifePoint, pursuant to the existing long-term master lease entered into with LifePoint in April 2016.

Development Activities

2019 Activity

On October 25, 2019, we entered into an agreement to finance the development of and lease a behavioral hospital in Houston, Texas, for $27.5 million. This facility will be leased to NeuroPsychiatric Hospitals pursuant to a long-term lease and is expected to commence rent in the fourth quarter of 2020.

2018 Activity

During the year ended December 31, 2018, we completed the construction on Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a stand-alone lease, with terms similar to the original master lease.

2017 Activity

During 2017, we completed construction and began recording rental income on the following facilities:

•	Adeptus Health, Inc. (“Adeptus”) — We completed four acute care facilities totaling approximately $68 million in development costs.
•

IMED Group (“IMED”) — A general acute facility located in Valencia, Spain opened on March 31, 2017, and is being leased to IMED pursuant to a 30-year lease that provides for quarterly fixed rent payments that started on October 1, 2017 with annual increases of 1% beginning April 1, 2020. Our ownership in this facility is effected through a joint venture between us and clients of AXA Real Estate, in which we own a 50% interest.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2019	Estimated Rent Commencement Date
Circle (Birmingham, England)	$47,532	$41,920	2Q 2020
Circle Rehabilitation (Birmingham, England)	21,427	17,385	2Q 2020
Surgery Partners (Idaho Falls, Idaho)	113,468	96,639	1Q 2020
NeuroPsychiatric Hospitals (Houston, Texas)	27,500	12,268	4Q 2020
	$209,927	$168,212

Disposals

2019 Activity

During 2019, we completed the sale of five facilities for net proceeds to us of approximately $97.0 million. The transactions resulted in a gain on real estate of $41.6 million.

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

Summary of Operations for Disposed Assets in 2018

The following represents the operating results (excluding the St. Joseph sale in March 2018) of the properties sold in 2018 for    the periods presented (in thousands):

	For the Year Ended
	2018	2017
Revenues	$88,838	$132,039
Real estate depreciation and amortization	(15,849)	(31,870)
Property-related expenses	(531)	(404)
Other(1)	709,717	(14,168)
Income from real estate dispositions, net	$782,175	$85,597

(1)	Includes approximately $720 million of gains on sale for the twelve months ended December 31, 2018.

2017 Activity

On March 31, 2017, we sold the EASTAR Health System real estate located in Muskogee, Oklahoma, which was leased to LifePoint. Total proceeds from this transaction were approximately $64 million resulting in a gain of $7.4 million, partially offset by a $0.6 million non-cash charge to revenue to write-off related straight-line rent receivables on this property.

The property disposals in 2019, 2018, and 2017 were not strategic shifts in our operations and therefore the results of operations of those properties were not reclassified to discontinued operations.

Intangible Assets

At December 31, 2019 and 2018, our intangible lease assets were $622.1 million ($556.7 million, net of accumulated amortization) and $403.1 million ($352.5 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $21.5 million, $17.6 million, and $15.8 million in 2019, 2018, and 2017, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2020	$27,795
2021	27,781
2022	27,767
2023	27,702
2024	27,668

As of December 31, 2019, capitalized lease intangibles have a weighted-average remaining life of 21.6 years.

Leasing Operations (Lessor)

As noted earlier, we acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms ranging from 10 to 15 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 97% of our leases provide annual rent escalations based on increases in the CPI (or similar index outside the U.S.) and/or fixed minimum annual rent escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $210 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases, all of our leases are classified as operating leases.

The following table summarizes total future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of December 31, 2019 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2020	$589,140	$166,067	$755,207
2021	604,653	169,388	774,041
2022	612,427	172,776	785,203
2023	623,590	176,231	799,821
2024	633,197	179,756	812,953
Thereafter	12,779,610	4,902,534	17,682,144
	$15,842,617	$5,766,752	$21,609,369

At December 31, 2019, leases on 14 Ernest facilities and ten Prime Healthcare Services, Inc. (“Prime”) facilities are accounted for as DFLs, and leases on 13 of our Prospect facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Minimum lease payments receivable	$1,884,921	$2,091,504
Estimated residual values	394,195	424,719
Less unearned income	(1,618,252)	(1,832,170)
Net investment in direct financing leases	$660,864	$684,053
Other financing leases	1,399,438	—
Total investment in financing leases	$2,060,302	$684,053

Adeptus Health Transition Properties

As noted in previous filings and effective October 2, 2017, we had 16 properties transitioning away from Adeptus in stages over a two year period as part of Adeptus’ confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code. Due to this transition, we accelerated the amortization of the straight-line rent receivables resulting in a $1.5 million and $6.1 million impact to 2019 and 2018, respectively, and recorded a $0.5 million and $18 million real estate impairment charge in 2019 and 2018, respectively, on certain of these facilities. At December 31, 2019, three of the original 16 properties (representing less than 0.1% of our total assets) are vacant.

Alecto Healthcare facilities

At December 31, 2019, we own four acute care facilities and have a mortgage loan on a fifth property, representing less than 0.6% of our total assets. During the fourth quarter of 2019, we terminated the lease on two Alecto facilities in Ohio and West Virginia resulting in a real estate impairment charge of approximately $20.0 million. This adjustment was in addition to the $30 million impairment recorded on Alecto properties in 2018.

Loans

The following is a summary of our loans ($ amounts in thousands):

	As of December 31, 2019		As of December 31, 2018
	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
Mortgage loans	$1,275,022	9.0%	$1,213,322	8.8%
Acquisition loans	123,893	7.7%	3,454	10.8%
Other loans	420,939	5.7%	369,744	5.4%
	$1,819,854		$1,586,520

Our mortgage loans cover 11 of our properties with five operators with the increase year-over-year related to the $51.3 million mortgage loan on a Prospect property.

Acquisition loans are primarily related to the $112.9 million loan to Prospect, which we expect will be converted into the acquisition of two acute care hospitals upon the satisfaction of certain conditions.

Other loans consist of loans to our tenants for working capital and other purposes and include our shareholder loan made to the joint venture with Primotop on August 31, 2018 (as more fully described above in this Note 3) in the amount of €290 million.

Concentration of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At December 31, 2019, we had no investment in any single property greater than 2.6% of our total assets, compared to 4% at December 31, 2018.
2)

Operator concentration – For the year ended December 31, 2019, revenue from Steward and Prime represented 42% and 15%, respectively, of our total revenues. In comparison, these operators represented 39% and 16%, respectively, of our total revenues for the year ended December 31, 2018. Due to new investments made during 2019, Steward (when including leases and mortgage loans) represents 24% of our total assets at December 31, 2019, compared to 38% at December 31, 2018.

3)

Geographic concentration – At December 31, 2019, investments in the U.S, Europe, and Australia represented approximately 74%, 20%, and 6%, respectively, of our total assets. In comparison, investments in the U.S. and Europe represented approximately 80% and 20%, respectively, of our total assets at December 31, 2018.

4)

Facility type concentration – For the year ended December 31, 2019, approximately 87% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities made up 10% and 3%, respectively. In comparison, general acute care, rehabilitation, and long-term acute care facilities made up 76%, 20%, and 4%, respectively, of our total revenues for the year ended December 31, 2018.

Related Party Transactions

Lease and interest revenue earned from tenants in which we have or had an equity interest in during the year were $451.1 million, $501.4 million, and $422.4 million in 2019, 2018, and 2017, respectively.

4. Debt

The following is a summary of debt ($ amounts in thousands):

	As of December 31, 2019	As of December 31, 2018
Revolving credit facility(A)	$—	$28,059
Term loan	200,000	200,000
Australian term loan facility(B)	842,520	—
4.000% Senior Unsecured Notes due 2022(B)	560,650	573,350
2.550% Senior Unsecured Notes due 2023(B)	530,280	—
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(B)	560,650	573,350
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	795,420	—
4.625% Senior Unsecured Notes due 2029	900,000	—
	$7,089,520	$4,074,759
Debt issue costs and discount, net	(65,841)	(37,370)
	$7,023,679	$4,037,389

(A)	Includes £22 million of GBP-denominated borrowings that reflect the exchange rate at December 31, 2018.
(B)	Non-U.S. dollar denominated debt that reflects the exchange rate at period end.

As of December 31, 2019, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2020	$—
2021	—
2022	760,650
2023	530,280
2024	1,642,520
Thereafter	4,156,070
Total	$7,089,520

Credit Facility

On February 1, 2017, we replaced our previous unsecured credit facility with a new revolving credit and term loan agreement. The new agreement included a $1.3 billion unsecured revolving loan facility, a $200 million unsecured term loan facility, and a new €200 million unsecured term loan facility. The unsecured revolving loan facility matures in February 2021 and can be extended for an additional 12 months at our option. The $200 million unsecured term loan facility matures on February 1, 2022, and the €200 million unsecured term loan facility had a maturity date of January 31, 2020; however, it was paid off on March 30, 2017 — see below. The term loan and/or revolving loan commitments may be increased in an aggregate amount not to exceed $500 million.

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

At December 31, 2019 and 2018, we had $0 and $28.1 million, respectively, outstanding on the revolving credit facility. At December 31, 2019, our availability under our revolving credit facility was $1.3 billion. The weighted-average interest rate on this facility was 2.0% and 2.7% during 2019 and 2018, respectively.

At December 31, 2019 and 2018, the interest rate in effect on our term loan was 3.30% and 3.89%, respectively.

Australian Term Loan Facility

On May 23, 2019, we entered into an AUD $1.2 billion term loan facility agreement with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan facility matures on May 23, 2024. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on the Company’s credit rating) is 1.25% for an all-in fixed rate of 2.45%.

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

2.550% Senior Unsecured Notes due 2023

On December 5, 2019, we completed a £400 million senior unsecured notes offering (“2.550% Senior Unsecured Notes due 2023”). Interest on the notes is payable annually on December 5 of each year. The notes pay interest in cash at a rate of 2.550% per year. The notes mature on December 5, 2023. We may redeem some or all of the 2.550% Senior Unsecured Notes due 2023 at any time. If the notes are redeemed prior to 30 days before maturity, the redemption price will be equal to 100% of the principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 2.550% Senior Unsecured Notes due 2023 are fully and unconditionally guaranteed on an unsecured basis by us. In the event of change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

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

3.692% Senior Unsecured Notes due 2028

On December 5, 2019, we completed a £600 million senior unsecured notes offering (“3.692% Senior Unsecured Notes due 2028”). The notes were issued at 99.998% of par value. Interest on the notes is payable on June 5 of each year. The notes pay interest in cash at a rate of 3.692% per year. The notes mature on June 5, 2028. We may redeem some or all of the 3.692% Senior Unsecured Notes due 2028 at any time. If the notes are redeemed prior to 30 days before maturity, the redemption price will be equal to 100% of the principal amount, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The 3.692% Senior Unsecured Notes due 2028 are fully and unconditionally guaranteed on an unsecured basis by us. In the event of change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of the purchase.

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

Other Activity

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

Debt Refinancing and Unutilized Financing Costs

2019

On July 10, 2019, we received a commitment to provide a senior unsecured bridge loan facility to fund our investment in Prospect. With this commitment, we paid $4.2 million of underwriting and other fees. However, this commitment was cancelled with the completion of the debt and equity offerings in July 2019, which resulted in fully expensing the total amount of underwriting and other fees that were paid.

In anticipation of funding our Australian acquisition in June 2019 and the Circle Health Ltd. (“Circle”) transaction in January 2020, we entered into term loans on the date these deals were signed that had a delayed draw feature. This feature allowed for us to not draw on the term loans until needed to fund these transactions. However, with this type of structure, we incurred approximately $2.0 million in accelerated debt issue cost amortization expense during 2019.

2017

With the replacement of our previous credit facility, the early redemption of senior unsecured notes, the payoff of our €200 million term loan, the cancellation of a $1.0 billion term loan facility commitment, and the pre-payment of a $12.9 million mortgage loan, we incurred a charge of $32.6 million (including redemption premiums and accelerated amortization of deferred debt issuance cost and commitment fees) during the year ended December 31, 2017.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. Through 2019, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2019, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our TRS is subject to applicable U.S. federal, state, and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRS and our foreign operations, income tax benefit (expense) were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current income tax benefit (expense):
Domestic	$61	$125	$41
Foreign	(1,669)	(3,294)	(3,062)
	(1,608)	(3,169)	(3,021)
Deferred income tax benefit (expense):
Domestic	5,490	3,713	233
Foreign	(1,261)	(1,471)	107
	4,229	2,242	340
Income tax benefit (expense)	$2,621	$(927)	$(2,681)

A reconciliation of the income tax benefit (expense) at the statutory income tax rate and the effective tax rate for income before income taxes for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Income before income tax	$373,780	$1,019,404	$293,919
Income tax at the U.S. statutory federal rate (21% in 2019 and 2018 and 35% in 2017)	(78,494)	(214,075)	(102,872)
Decrease (increase) in income tax resulting from:
Foreign rate differential	438	2,643	2,326
State income taxes, net of federal benefit	1,621	(379)	—
U.S. earnings not subject to federal income tax	85,495	208,472	98,026
Equity investments	1,091	46	(3,293)
Change in valuation allowance	(7,911)	2,668	5,391
Other items, net	381	(302)	(2,259)
Total income tax benefit (expense)	$2,621	$(927)	$(2,681)

The foreign provision for income taxes is based on foreign profit before income taxes of $10.7 million in 2019 as compared with foreign profit before income taxes of $18.6 million in 2018, and foreign losses before income taxes of $(0.1) million in 2017.

The domestic provision for income taxes is based on a loss before income taxes of $(44.1) million in 2019 from our TRS as compared with income before income taxes of $8.0 million in 2018 and $13.9 million in 2017.

At December 31, 2019 and 2018, components of our deferred tax assets and liabilities were as follows (in thousands):

	2019	2018
Deferred tax assets:
Operating loss and interest deduction carry forwards	$28,684	$21,984
Other	1,711	277
Total deferred tax assets	30,395	22,261
Valuation allowance	(11,355)	(3,444)
Total net deferred tax assets	$19,040	$18,817
Deferred tax liabilities:
Property and equipment	$(7,324)	$(12,359)
Net unbilled revenue	(1,449)	(1,633)
Partnership investments	—	—
Other	(737)	(300)
Total deferred tax liabilities	(9,510)	(14,292)
Net deferred tax asset (liability)	$9,530	$4,525

At December 31, 2019, we had net NOL carryforwards as follows (in thousands):

	U.S.	Luxembourg	Germany	U.K.	Australia
Gross NOL carryforwards	$192,358	$9,946	$1,426	$5,416	$12,939
Tax-effected NOL carryforwards	22,960	2,481	226	921	1,941
Valuation allowance	(6,212)	(2,481)	(226)	(921)	—
Net deferred tax asset - NOL carryforwards	$16,748	$—	$—	$—	$1,941
Expiration periods	2027-indefinite	2034-indefinite	Indefinite	Indefinite	Indefinite

Valuation Allowance

A valuation allowance has been recorded on foreign and domestic net operating loss carryforwards and other net deferred tax assets that may not be realized. As of each reporting date, we consider all new evidence that could impact the future realization of our deferred tax assets. In the evaluation of the need for a valuation allowance on our deferred income tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies, and recent financial performance.

During 2019, a valuation allowance of $5.9 million has been recorded against a portion of our domestic deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for federal and state NOLs that we believe will not be realized due to the economic cost that would be incurred to realize these assets. This includes NOLs in states where we no longer maintain nexus and federal and state NOLs that are only available for partial offset of future taxable income.

We also evaluated the need for a valuation allowance on our foreign deferred income tax assets. In doing so, we considered all available evidence to determine whether it is more likely than not that the foreign deferred income tax assets will be realized. Based on our review of all positive and negative evidence, we recorded a partial valuation allowance of $2 million against certain foreign deferred income tax assets generated during the year. Furthermore, we determined the partial valuation allowances recorded in previous years should remain against certain foreign deferred income tax assets that are not expected to be realized through future sources of taxable income.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our taxable income in 2019, 2018, and 2017. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2019	2018	2017
Common share distribution	$1.010000	$0.990000	$0.950000
Ordinary income	0.701910	0.438792	0.655535
Capital gains(1)	0.275040	0.551208	0.021022
Unrecaptured Sec. 1250 gain	0.041160	0.132280	0.004647
Section 199A Dividends	0.701910	0.438792	—
Return of capital	0.033050	—	0.273443

(1)Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed a TRS on behalf of Medical Properties Trust, Inc., which is subject to U.S. federal, state, and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our TRS and international operations.

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$376,401	$1,018,477	$291,238
Non-controlling interests’ share in earnings	(1,717)	(1,792)	(1,445)
Participating securities’ share in earnings	(2,308)	(3,685)	(1,409)
Net income, less participating securities’ share in earnings	$372,376	$1,013,000	$288,384
Denominator:
Basic weighted-average common shares	427,075	365,364	349,902
Dilutive potential common shares	1,224	907	539
Diluted weighted-average common shares	428,299	366,271	350,441

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$376,401	$1,018,477	$291,238
Non-controlling interests’ share in earnings	(1,717)	(1,792)	(1,445)
Participating securities’ share in earnings	(2,308)	(3,685)	(1,409)
Net income, less participating securities’ share in earnings	$372,376	$1,013,000	$288,384
Denominator:
Basic weighted-average units	427,075	365,364	349,902
Dilutive potential units	1,224	907	539
Diluted weighted-average units	428,299	366,271	350,441

7. Stock Awards

Stock Awards

Our Equity Incentive Plan, adopted during the second quarter of 2019 and replaced the previous plan, authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 12,900,000 shares of new common stock for awards under the Equity Incentive Plan, out of which 10,800,039 shares remain available for future stock awards as of December 31, 2019. The Equity Incentive Plan contains a limit of 5,000,000 shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and restricted stock units pursuant to our Equity Incentive Plan. These stock-based awards have been granted in the form of service-based awards, performance awards based on company-specific performance hurdles, and market-based awards. See below for further details on each of these stock-based awards:

Service-Based Awards

In 2019, 2018, and 2017, the Compensation Committee granted service-based awards to employees and non-employee directors.  Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2019, 2018, and 2017, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants:

2019 and 2018

In 2019 and 2018, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee that included return on equity, EBITDA, and acquisitions. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year.

Certain performance awards granted in 2019 and 2018 were subject to a modifier (which increases or decreases the actual shares earned in each performance period) based on how our total shareholder return compared to the SNL U.S. REIT Healthcare Index (“SNL Index”).

2017

In 2017, a target number of stock awards were granted to certain employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee that included return on equity and general and administrative expenses as a percentage of revenue. The performance thresholds were based on a one-year period. More or less shares than the target number of shares were available to be earned based on our performance compared to the set thresholds. At the end of the performance period, any earned shares during such period vested ratably on an annual basis over the next three years starting on January 1, 2018.

Market-Based Awards

In 2017, the Compensation Committee granted three-types of market-based awards to certain employees. Generally, dividends are not paid on market-based awards until the award is earned.

The first award included a target number of stock awards that could be earned based on how our total shareholder return performed against the SNL Index for the year. More or less shares than the target number of shares were available to be earned based on our performance compared to the set thresholds. At the end of the performance period, any earned shares during such period vested ratably on an annual basis over the next three years starting on January 1, 2018. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of three years.

The second market-based award was based on the achievement of a multi-year cumulative total shareholder return as compared to pre-established returns set by our Compensation Committee. The performance period was five years ending December 31, 2021 with the option to earn a portion of the award earlier. At the end of the performance period, any earned shares during such period vest on January 1 of the following calendar year. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.9%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of five years.

The third market-based award could be earned based on how our total shareholder return performed against the SNL Index over a three-year period ending December 31, 2019. At the end of the performance period, any earned shares during such period vested ratably on an annual basis over the next three years starting on January 1, 2020. The fair value of this award was estimated on the grant date using a Monte Carlo valuation model that assumed the following: risk free interest rate of 1.5%; expected volatility of 25%; expected dividend yield of 6.9%; and expected service period of three years.

The following summarizes stock-based award activity in 2019 and 2018 (which includes awards granted in 2019, 2018, 2017, and any applicable prior years), respectively

For the Year Ended December 31, 2019:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	923,848	$14.29	4,133,435	$9.21
Awarded	681,378	$19.24	2,438,292	$15.25
Vested	(478,104)	$14.73	(1,051,637)	$10.43
Forfeited	(4,682)	$13.44	(38,935)	$10.13
Nonvested awards at end of year	1,122,440	$17.11	5,481,155	$11.66

For the Year Ended December 31, 2018:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	276,280	$12.68	2,676,755	$7.86
Awarded	958,480	$14.31	1,750,834	$11.61
Vested	(307,275)	$12.92	(288,404)	$11.25
Forfeited	(3,637)	$13.05	(5,750)	$9.35
Nonvested awards at end of year	923,848	$14.29	4,133,435	$9.21

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2019, 2018, and 2017, we recorded $32.2 million, $16.5 million, and $9.9 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from stock-based awards at December 31, 2019, is $53.2 million, which will be recognized over a weighted-average period of 1.6 years. Stock-based awards that vested in 2019, 2018, and 2017, had a value of $25.9 million, $8.4 million, and $10.4 million, respectively.

8. Commitments and Contingencies

Commitments

On December 23, 2019, we entered into definitive agreements to acquire a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI. In a related transaction, affiliates of Circle entered into definitive agreements to acquire BMI and assume operations of its 52 facilities in the United Kingdom. Upon closing of the transaction on January 8, 2020, we leased back the hospitals to affiliates of Circle under 30 cross-defaulted leases guaranteed by Circle. The leases have initial fixed terms ending in 2050, with two five-year extension options and annual inflation-based escalators. To help fund this acquisition, we entered into a five-year term loan for £700 million on January 6, 2020.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2019 Activity

On November 4, 2019, we filed Articles of Amendment to our charter with the Maryland State Department of Assessments and Taxation increasing the number of authorized shares of common stock, par value $0.001 per share, available for issuance from 500 million to 750 million.

On November 8, 2019, we completed an underwritten public offering of 57.5 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 7.5 million shares) of our common stock, resulting in net proceeds of $1.026 billion, after deducting underwriting discounts and commissions and offering expenses.

On July 18, 2019, we completed an underwritten public offering of 51.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 6.75 million shares) of our common stock, resulting in net proceeds of $858.1 million, after deducting underwriting discounts and commissions and offering expenses.

In 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $650 million.

On December 27, 2019, we entered into a new at-the-market equity offering program, which gives us the ability to sell up to $1.0 billion of stock with a commission rate up to 2.0%. Through February 21, 2020, we have sold 2.4 million shares of our common stock under this program.

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

MPT Operating Partnership, L.P.

At December 31, 2019, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and two other partners. By virtue of its ownership of the General Partner, the Company has a 99.9% ownership interest in Operating Partnership via its ownership of all the common units. The remaining ownership interest is held by two employees via awards (“LTIP units”) granted in 2007 under the Equity Incentive Plan.

In regards to distributions, the Operating Partnership shall distribute cash at such times and in such amounts as are determined by the General Partner in its sole and absolute discretion, to common unit holders who are common unit holders on the record date. However, per the Second Amended and Restated Agreement of Limited Partnership  of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”), the General Partner shall use its reasonable efforts to cause the Operating Partnership to distribute amounts sufficient to enable the Company to pay stockholder dividends that will allow the Company to (i) meet its distribution requirement for qualification as a REIT and (ii) avoid any U.S. federal income or excise tax liability imposed by the Code, other than to the extent the Company elects to retain and pay income tax on its net capital gain. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for distribution purposes.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision.

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2019		December 31, 2018
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$31,357	$30,472	$25,855	$24,942
Loans(1)	1,704,854	1,742,153	1,471,520	1,490,758
Debt, net	(7,023,679)	(7,331,816)	(4,037,389)	(3,947,795)

(1)	Excludes mortgage loans related to Ernest since they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our Ernest mortgage loans are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option method in 2012 when we acquired an equity interest in and made an acquisition loan to Ernest. Such equity interest was sold and the acquisition loan was paid off in October 2018. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflected of current values. We have not made a similar election for other investments existing at December 31, 2019 or December 31, 2018.

At December 31, 2019 and 2018, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2019		As of December 31, 2018		Asset Type
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Classification
Mortgage loans	$115,000	$115,000	$115,000	$115,000	Mortgage loans

Our mortgage loans with Ernest are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured at fair value on a nonrecurring basis, such as long-lived asset impairments (see Note 3). Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest by using either Level 2 or 3 inputs as more fully described in Note 2.

11. Leases (Lessee)

We lease the land underlying certain of our facilities (for which we sublease to our tenants), along with corporate office and equipment. Our leases have remaining lease terms ranging from 4.5 years to 54 years, and some of the leases include options to extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Year Ended December 31,
	Classification	2019
Operating lease cost (1)	(2)	$9,262
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51
Interest on lease liabilities	Interest	117
Sublease income	Other	(3,478)
Total lease cost		$5,952

(1)	Includes short-term leases.
(2)	$5.8 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income.

For 2018 and 2017, our total lease expense was $9.4 million and $9.8 million, respectively, which was offset by sublease rental income of $4.3 million and $6.6 million, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2019 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2020	$6,098	$125	$(3,156)	$3,067
2021	6,279	126	(3,498)	2,907
2022	6,470	128	(3,630)	2,968
2023	6,533	129	(3,632)	3,030
2024	5,635	130	(3,651)	2,114
Thereafter	180,280	4,915	(90,199)	94,996	(1)
Total undiscounted minimum lease payments	$211,295	$5,553	$(107,766)	$109,082
Less: interest	(134,942)	(3,621)
Present value of lease liabilities	$76,353	$1,932

(1)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2019
Right of use assets:
Operating leases - real estate	Land	$59,492
Finance leases - real estate	Land	1,888
Real estate right of use assets, net		$61,380
Operating leases - corporate	Other assets	9,866
Total right of use assets, net		$71,246

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$76,353
Financing leases	Obligations to tenants and other lease liabilities	1,932
Total lease liabilities		$78,285

Weighted-average remaining lease term:
Operating leases		31.9
Finance leases		36.9
Weighted-average discount rate:
Operating leases		6.3%
Finance leases		6.6%

The following is supplemental cash flow information (in thousands):

For the Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,937
Operating cash flows from finance leases	114
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,818
Finance leases	—

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	At December 31,
	2019	2018
Debt issue costs, net(1)	$2,492	$4,793
Other corporate assets	206,765	115,416
Prepaids and other assets	90,342	61,757
Total other assets	$299,599	$181,966

(1)Relates to revolving credit facility

Other corporate assets include leasehold improvements associated with our corporate offices, furniture and fixtures, equipment, software, deposits, right-of-use assets associated with corporate leases, etc. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

In addition to the assets above, we have equity investments of $927 million and $520 million at December 31, 2019 and 2018, respectively. Our largest equity investment is in the joint venture with Primotop.

13. Quarterly Financial Data (unaudited)

Medical Properties Trust, Inc.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018: (amounts in thousands, except for per share data)

	For the Three Month Periods in 2019 Ended
	March 31	June 30	September 30	December 31
Revenues	$180,454	$192,549	$224,756	$256,438
Net income	76,291	79,920	90,267	129,923
Net income attributable to MPT common stockholders	75,822	79,438	89,786	129,638
Net income attributable to MPT common stockholders per share — basic	$0.20	$0.20	$0.20	$0.26
Weighted-average shares outstanding — basic	380,551	394,574	439,581	493,593
Net income attributable to MPT common stockholders per share — diluted	$0.20	$0.20	$0.20	$0.26
Weighted-average shares outstanding — diluted	381,675	395,692	440,933	494,893

	For the Three Month Periods in 2018 Ended
	March 31	June 30	September 30	December 31
Revenues	$205,046	$201,902	$196,996	$180,578
Net income	91,043	112,017	736,476	78,941
Net income attributable to MPT common stockholders	90,601	111,567	736,034	78,483
Net income attributable to MPT common stockholders per share — basic	$0.25	$0.30	$2.01	$0.21
Weighted-average shares outstanding — basic	364,882	364,897	365,024	366,655
Net income attributable to MPT common stockholders per share —diluted	$0.25	$0.30	$2.00	$0.21
Weighted-average shares outstanding — diluted	365,343	365,541	366,467	367,732

MPT Operating Partnership, L.P.

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018: (amounts in thousands, except for per unit data)

	For the Three Month Periods in 2019 Ended
	March 31	June 30	September 30	December 31
Revenues	$180,454	$192,549	$224,756	$256,438
Net income	76,291	79,920	90,267	129,923
Net income attributable to MPT Operating Partnership partners	75,822	79,438	89,786	129,638
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.20	$0.20	$0.20	$0.26
Weighted-average units outstanding — basic	380,551	394,574	439,581	493,593
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.20	$0.20	$0.20	$0.26
Weighted-average units outstanding — diluted	381,675	395,692	440,933	494,893

	For the Three Month Periods in 2018 Ended
	March 31	June 30	September 30	December 31
Revenues	$205,046	$201,902	$196,996	$180,578
Net income	91,043	112,017	736,476	78,941
Net income attributable to MPT Operating Partnership partners	90,601	111,567	736,034	78,483
Net income attributable to MPT Operating Partnership partners per unit — basic	$0.25	$0.30	$2.01	$0.21
Weighted-average units outstanding — basic	364,882	364,897	365,024	366,655
Net income attributable to MPT Operating Partnership partners per unit — diluted	$0.25	$0.30	$2.00	$0.21
Weighted-average units outstanding — diluted	365,343	365,541	366,467	367,732

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Medical Properties Trust, Inc.

(a) Evaluation of Disclosure Controls and Procedures. Medical Properties Trust, Inc. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives. As required by Rule 13a-15(b) under the Exchange Act, the management of Medical Properties Trust, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting.

The management of Medical Properties Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for Medical Properties Trust, Inc. (as such term is defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Medical Properties Trust, Inc.’s financial statements for external reporting purposes in accordance with GAAP.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2019 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for Medical Properties Trust, Inc. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MPT Operating Partnership, L.P.

(a) Evaluation of Disclosure Controls and Procedures. MPT Operating Partnership, L.P. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.) to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives. As required by Rule 13a-15(b) under the Exchange Act, the management of MPT Operating Partnership, L.P., with the participation of the Chief Executive Officer and Chief Financial Officer of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.) concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting.

The management of MPT Operating Partnership, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting for MPT Operating Partnership, L.P. (as such term is defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of MPT Operating Partnership, L.P.’s financial statements for external reporting purposes in accordance with GAAP.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2019, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for MPT Operating Partnership, L.P. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2020.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2020.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2020.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2020.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit Number	Exhibit Title

3.1(1)	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.2(3)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.3(6)	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.4(19)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.5(32)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.6(33)	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.7(14)	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.

3.8(2)	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.9(32)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.10(40)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.11(41)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

3.12(46)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

4.1(1)	Form of Common Stock Certificate

4.2*	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended

4.3(25)

Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.4(25)

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

4.7(28)

Fourth Supplemental Indenture to 2013 Indenture, dated as of March 31, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.8(29)

Fifth Supplemental Indenture to 2013 Indenture, dated as of April 17, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.9(27)

Sixth Supplemental Indenture to 2013 Indenture, dated as of June 30, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.10(31)

Seventh Supplemental Indenture to 2013 Indenture, dated as of October 3, 2014, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.

4.11(34)

Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.

4.12(36)

Ninth Supplemental Indenture, dated as of February 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.

4.13(39)

Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.

Exhibit Number	Exhibit Title
4.14(42)

Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.

4.15(45)

Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

4.16(12)

Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.

4.17(15)

Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.

4.18(15)

Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.

10.1(11)	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.

10.2(8)	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***

10.3(10)	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***

10.4(7)	Form of Stock Option Award***

10.5(7)	Form of Restricted Stock Award***

10.6(7)	Form of Deferred Stock Unit Award***

10.7(1)	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***

10.8(1)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***

10.9(1)	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***

10.10(1)	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003***

10.11(1)	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***

10.12(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***

10.13(11)	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***

10.14(16)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***

10.15(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***

10.16(16)	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006***

10.17(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008***

10.18(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009***

10.19(17)	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***

10.20(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***

Exhibit Number	Exhibit Title
10.21(17)	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***

10.22(17)	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***

10.23(22)

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

10.24(33)

Form of Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and MEDIAN Kliniken S.a.r.l. and certain of its subsidiaries, as Lessee, and related first and second amendments.

10.25(38)	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as lessor and certain subsidiaries of Capella Holdings, Inc., as lessee.

10.26(42)	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.27(42)	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.

10.28(42)

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February  1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.29(44)	IASIS Master Agreement, dated as of May 18, 2017, by and among Steward Health Care System LLC and subsidiaries of MPT Operating Partnership, L.P.

10.30(44)

Real Property Asset Purchase Agreement, dated as of May  18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

10.31(44)	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.32(44)	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.33(44)	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.34(44)	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.35(45)

Joinder and Amendment to Master Lease Agreement, dated as of September  29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.36(45)

Joinder and Amendment to Real Estate Loan Agreement, dated as of September  29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.

10.37(47)	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.

10.38(5)

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

10.39(13)

Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.

21.1*	Subsidiaries of Medical Properties Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

23.3*	Consent of Ernst and Young LLP

23.4*	Consent of Ernst and Young LLP

Exhibit Number	Exhibit Title

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

99.1(48)	Consolidated Financial Statements of Steward Health Care System LLC as of and for the years ended December 31, 2018 and 2017.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
***	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-11 filed with the Commission on October 26, 2004, as amended (File No. 333-119957).
(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on November 24, 2009.
(3)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Commission on November 10, 2005.
(4)	Reserved.
(5)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2019.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed with the Commission on January 13, 2009.
(7)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on October 18, 2005.
(8)	Incorporated by reference to Registrant’s annual report on Form 10-K, filed with the Commission on March 1, 2019.
(9)	Reserved.
(10)	Incorporated by reference to Medical Properties Trust, Inc.’s definitive Proxy Statement, filed with the Commission on April 26, 2019.
(11)

Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on August 6, 2007, as amended by Medical Properties Trust, Inc.’s current report on Form 8-K/A, filed with the Commission on August 15, 2007.

(12)	Incorporated by reference to Registrants’ joint current report on Form 8-K, filed with the Commission on July 29, 2019.
(13)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q, filed with the Commission on November 12, 2019.
(14)	Incorporated by reference to Registrants’ joint current report on Form 8-K, filed with the Commission on November 8, 2019.
(15)	Incorporated by reference to Registrants’ joint current report on Form 8-K, filed with the Commission on December 11, 2019.
(16)	Incorporated by reference to Registrant’s annual report on Form 10-K/A for the period ended December 31, 2007, filed with the Commission on July 11, 2008.
(17)	Incorporated by reference to Registrant’s annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 13, 2009.
(18)	Reserved.
(19)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on January 31, 2012.

(20)	Reserved.
(21)	Reserved.
(22)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2012.
(23)	Reserved.
(24)	Reserved.
(25)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on October 16, 2013.
(26)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 3, 2014.
(27)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 11, 2014.
(28)

Incorporated by reference to Medical Properties Trust, Inc., MPT Operating Partnership, L.P. and MPT Finance Corporation’s post-effective amendment to registration statement on Form S-3, filed with the Commission on April 10, 2014.

(29)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s current report on Form 8-K, filed with the Commission on April 23, 2014.
(30)	Reserved.
(31)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 2, 2015.
(32)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on June 26, 2015.
(33)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 10, 2015.
(34)	Incorporated by reference to Medical Properties Trust, Inc.’s current report on Form 8-K, filed with the Commission on August 21, 2015.
(35)	Reserved.
(36)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Commission on February 22, 2016.
(37)	Reserved.
(38)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on May 10, 2016.
(39)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on July 22, 2016.
(40)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on November 16, 2016.
(41)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on February 22, 2017.
(42)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s annual report on Form 10-K, filed with the Commission on March 1, 2017.
(43)	Reserved.
(44)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2017.
(45)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on November 9, 2017.
(46)	Incorporated by reference to Medical Properties Trust, Inc.’s Current Report on Form 8-K filed with the Commission on May 25, 2018.
(47)	Incorporated by reference to Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.’s quarterly report on Form 10-Q, filed with the Commission on August 9, 2018.
(48)

Since affiliates of Steward Health Care System LLC leased more than 20% of our total assets under triple net leases as of December 31, 2018, the financial status of Steward may be relevant to investors. Steward’s audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We have not participated in the preparation of Steward’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Steward.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, and Chief Accounting Officer

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P.

Date: February 26, 2020

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint J. Kevin Hanna and R. Steven Hamner, and each of them singly, as her or his true and lawful attorneys with full power to them, and each of them singly, to sign for such person and in her or his name in the capacity indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in her or his name and in her or his capacity as officer and director to enable the registrants to comply with the provisions of the Exchange Act, and all requirements of the SEC in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

.

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2020

/s/ G. Steven Dawson G. Steven Dawson	Director	February 26, 2020

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	February 26, 2020

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	February 26, 2020

/s/ Michael G. Stewart Michael G. Stewart	Director	February 26, 2020

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	February 26, 2020

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2019

		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2019	$66,131	$50,893	(2)	$(7,221)	(3)	$109,803
2018	$16,397	$57,285	(4)	$(7,551)	(5)	$66,131
2017	$18,852	$2,525	(6)	$(4,980)	(7)	$16,397

(1)	Includes real estate impairment reserves, allowance for doubtful accounts, straight-line rent reserves, allowance for loan losses, tax valuation allowances and other reserves.
(2)

Represents $21.0 million increase to real estate impairment reserves, $22.0 million increase in accounts receivable and other reserves, and a $7.9 million increase in our tax valuation allowance to reserve against an increase in our net deferred tax assets in 2019.

(3)	Includes $7.2 million decrease in real estate impairment reserve related to disposals in 2019.
(4)	Represents $48 million increase to real estate impairment reserve and $9.3 million increases in accounts receivable reserves during 2018.
(5)

Includes $7.7 million decrease in valuation allowance (which includes the $4.4 million release of domestic valuation allowances in the 2018 fourth quarter) that was originally recorded to reserve against our net deferred tax assets.

(6)	Represents increases in accounts receivable reserves during 2017.
(7)	Includes $4.9 million decrease in valuation allowance that was originally recorded to reserve against our net deferred tax assets.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2019

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2019(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Ashtead, UK	Acute care general hospital	$38,324	$73,722	$998	$—	$39,322	$73,722	$113,044	$642	$—	1981	August 16, 2019	40
Bassenheim, Germany	Rehabilitation hospital	998	5,372	168	—	1,166	5,372	6,538	136	—	1887, 1983	February 9, 2019	40
Bath, UK	Acute care general hospital	1,571	32,569	—	—	1,571	32,569	34,140	4,478	—	2008, 2009	July 1, 2014	40
Birmingham, UK	Acute care general hospital	9,313	—	—	—	9,313	—	9,313	—	—	2017	April 3, 2017	—
Braunfels, Germany	Acute care general hospital	2,153	13,761	56	—	2,209	13,761	15,970	1,565	—	1977	June 30, 2015	40
Heidelberg, Germany	Rehabilitation hospital	6,262	36,187	73	—	6,335	36,187	42,522	3,183	—	1885, 1991	June 22, 2016	40
Cologne, Germany	Acute care general hospital	4,394	15,201	101	—	4,495	15,201	19,696	967	—	2011	June 23, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	9,752	27,000	917	—	10,669	27,000	37,669	1,534	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	6,905	23,745	345	—	7,250	23,745	30,995	1,285	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,019	2,795	124	—	1,143	2,795	3,938	163	—	1973, 2010	November 30, 2017	40
Dormagen, Germany	Rehabilitation hospital	1,802	5,737	137	—	1,939	5,737	7,676	203	—	1993, 2006	August 28, 2018	40
Grefath, Germany	Rehabilitation hospital	1,120	3,076	99	—	1,219	3,076	4,295	111	—	1886, 1983	August 28, 2018	40
Remscheid, Germany	Rehabilitation hospital	1,007	2,567	58	—	1,065	2,567	3,632	91	—	1951, 1983	August 28, 2018	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	14,583	—	1960	August 10, 2007	40
Allen, TX	Freestanding ER	1,550	414	—	—	1,550	414	1,964	465	—	2014	July 14, 2014	40
San Diego, CA	Acute care general hospital	12,663	52,431	—	—	12,663	52,431	65,094	11,688	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	564	—	2014	March 19, 2014	40
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	325	—	2016	September 26, 2016	40
Aurora, CO	Freestanding ER	2,989	4,812	—	—	2,989	4,812	7,801	511	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	2,782	4,392	—	—	2,782	4,392	7,174	522	—	2015	March 27, 2015	40
Ayer, MA	Acute care general hospital	9,048	77,913	2,299	—	9,048	80,212	89,260	2,768	—	1970-2013	June 27, 2018	47
Bennettsville, SC	Acute care general hospital	794	15,773	—	—	794	15,773	16,567	4,525	—	1984	April 1, 2008	42
Big Spring, TX	Acute care general hospital	1,655	21,254	—	—	1,655	21,254	22,909	453	—	1973	April 12, 2019	41
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	3,034	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	3	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	403	—	2008	February 29, 2012	50
Bossier City, LA	Long term acute care hospital	900	17,818	800	—	900	18,618	19,518	5,255	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	—	—	3,486	56,296	59,782	523	—	1992	August 30, 2019	40
Brighton, MA	Acute care general hospital	18,540	146,491	39,036	—	18,540	185,527	204,067	12,301	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,328	67,248	4,937	—	18,328	72,185	90,513	7,037	—	1965-2010	October 3, 2016	41
Austin, TX	Freestanding ER	1,140	1,693	—	—	1,140	1,693	2,833	483	—	2014	May 29, 2014	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	536	—	2014	July 3, 2014	40
Bundoora, Australia	Acute care general hospital	6,432	61,961	276	—	6,708	61,961	68,669	995	—	1979	June 7, 2019	37
Casper, WY	Rehabilitation hospital	1,888	—	—	—	1,888	—	1,888	0	—	2012	February 29, 2012	—
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	482	—	2016	October 21, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2019(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	498	—	2016	September 23, 2016	40
Campbelltown, Australia	Acute care general hospital	1,019	52,932	50	—	1,069	52,932	54,001	774	—	2007	June 7, 2019	40
Carrollton, TX	Acute care general hospital	729	34,342	222	—	729	34,564	35,293	3,817	—	2015	July 17, 2015	40
Caterham, UK	Acute care general hospital	10,596	21,707	391	—	10,987	21,707	32,694	192	—	1982	August 16, 2019	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	501	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,639	—	—	1,310	3,639	4,949	500	—	2014	July 15, 2014	40
Chandler, AZ	Freestanding ER	3,732	4,783	—	—	3,732	4,783	8,515	558	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,853	—	—	750	3,853	4,603	409	—	2015	October 7, 2015	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	5,616	—	1982	April 1, 2008	42
Crown Point, IN	Long term acute care hospital	302	528	—	—	302	528	830	6	—	2008	August 30, 2019	40
Katy, TX	Freestanding ER	2,245	3,873	—	—	2,245	3,873	6,118	403	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	7,594	—	2004	December 21, 2010	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	540	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	3,712	—	—	1,338	3,712	5,050	410	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	525	—	2015	April 10, 2015	40
The Woodlands, TX	Freestanding ER	2,050	4,524	—	—	2,050	4,524	6,574	424	—	2016	March 28, 2016	40
Houston, TX	Freestanding ER	1,903	4,267	—	—	1,903	4,267	6,170	325	—	2017	May 8, 2017	35
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	4,512	—	2006	September 5, 2006	40
Denver, CO	Freestanding ER	1,314	4,276	—	—	1,314	4,276	5,590	490	—	2015	June 8, 2015	40
DeSoto, TX	Freestanding ER	750	4,234	—	—	750	4,234	4,984	379	—	2016	May 23, 2016	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(364)	1,220	8,323	9,543	2,480	—	1956	May 22, 2008	40
San Antonio, TX	Freestanding ER	3,267	4,801	—	—	3,267	4,801	8,068	370	—	2016	December 9, 2016	40
Dodge City, KS	Acute care general hospital	1,124	52,705	—	—	1,124	52,705	53,829	—	—	1976	December 17, 2019	40
Dorchester, MA	Acute care general hospital	14,428	219,575	6,638	—	14,428	226,213	240,641	6,885	—	1953-2015	October 15, 2018	42
Dulles, TX	Freestanding ER	1,076	3,784	—	—	1,076	3,784	4,860	504	—	2014	September 12, 2014	40
Easton, PA	Acute care general hospital	13,898	40,245	5,511	—	13,898	45,756	59,654	2,948	—	1930-2005	May 1, 2017	41
Euxton, UK	Acute care general hospital	3,964	37,028	844	—	4,808	37,028	41,836	332	—	1981	August 16, 2019	40
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	506	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	6,072	5,278	—	1,277	11,073	12,350	2,044	—	1939, 1972, 1985	September 19, 2014	40
Fall River, MA	Acute care general hospital	3,526	82,358	24,463	—	3,526	106,821	110,347	7,843	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	553	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	1,030	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	5,531	—	2012	February 7, 2012	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	211	—	2009	August 30, 2019	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	6,412	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	559	—	2014	July 31, 2014	40
Fresno, CA	Rehabilitation hospital	5,507	70,564	—	—	5,507	70,564	76,071	633	—	1991	August 30, 2019	40
Frisco, TX	Freestanding ER	1,500	3,863	27	(89)	1,411	3,890	5,301	543	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	3,006	—	1982	November 25, 2008	40
Garland, TX	Freestanding ER	2,643	4,648	—	—	2,643	4,648	7,291	368	—	2016	November 15, 2016	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	2,198	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	10,449	—	—	150	10,449	10,599	3,499	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,517	4,661	—	—	1,517	4,661	6,178	515	—	2015	July 22, 2015	40
Glen Waverly, Australia	Rehabilitation hospital	29,739	22,976	807	—	30,546	22,976	53,522	478	—	1972	June 7, 2019	32
Glendale, AZ	Freestanding ER	1,248	4,046	—	—	1,248	4,046	5,294	464	—	2015	June 5, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2019(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Gloucester, UK	Acute care general hospital	4,770	63,907	1,041	—	5,811	63,907	69,718	564	—	1990	August 16, 2019	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	442	—	2016	April 4, 2016	40
Halsall, UK	Acute care general hospital	1,493	32,446	605	—	2,098	32,446	34,544	287	—	1986	August 16, 2019	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	5,263	—	1999	August 31, 2015	34
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	—	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	1,509	—	2013	March 1, 2013	40
Haverhill, MA	Acute care general hospital	5,651	105,848	3,384	—	5,651	109,232	114,883	3,794	—	1982-2005	August 31, 2018	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	490	—	2016	March 10, 2016	40
Highland Village, TX	Freestanding ER	3,501	1,551	—	—	3,501	1,551	5,052	344	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	11,089	—	1980	September 17, 2010	15
Warren, OH	Rehabilitation hospital	2,417	15,857	1,384	—	2,417	17,241	19,658	1,440	—	1922-2000	May 1, 2017	46
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	1,033	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	296	—	—	1,330	1,330	148	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	2,274	—	1,651	5,633	7,284	418	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	7,100	59,432	21,221	—	7,100	80,653	87,753	8,904	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	17,462	—	28,687	121,490	150,177	3,695	—	1940-1950	September 29, 2017	41
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	408	—	2016	July 25, 2016	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	8,235	4,665	1,822	50,367	52,189	12,258	—	2002	April 1, 2008	40
Johnstown, PA	Acute care general hospital	8,877	247,042	—	—	8,877	247,042	255,919	—	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	172	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	8,071	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,629	4,174	—	—	1,629	4,174	5,803	339	—	2016	October 10, 2016	40
Kingswood, Australia	Acute care general hospital	23,473	77,806	453	—	23,926	77,806	101,732	1,155	—	2000	June 7, 2019	40
Camden, SC	Acute care general hospital	—	22,739	—	—	—	22,739	22,739	2,138	—	1954-2004	October 30, 2015	39
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	2,572	—	2013	February 1, 2013	40
Lafayette, LA	Long term acute care hospital	599	1,401	—	—	599	1,401	2,000	17	—	1995	August 30, 2019	40
Lander, WY	Acute care general hospital	761	42,849	—	—	761	42,849	43,610	—	—	1983	December 17, 2019	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	—	—	1985	December 17, 2019	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	175	—	2017	June 10, 2019	50
Lehi, UT	Acute care general hospital	13,403	29,950	601	(35)	13,368	30,551	43,919	2,000	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	6,802	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	528	—	2013	December 1, 2013	40
Liverpool, Australia	Acute care general hospital	13,327	41,769	93	—	13,420	41,769	55,189	817	—	1975	June 7, 2019	30
Longmont, CO	Freestanding ER	1,855	4,181	—	—	1,855	4,181	6,036	409	—	2016	February 10, 2016	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	3,469	—	2008	June 16, 2015	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	425	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,658	5,801	—	—	1,658	5,801	7,459	508	—	2016	July 15, 2016	40
Martin's Ferry, OH	Acute care general hospital	1,380	4,620	—	—	1,380	4,620	6,000	—	—	1920, 1944-2004	June 1, 2017	8
McKinney, TX	Freestanding ER	2,775	4,060	—	—	2,775	4,060	6,835	603	—	2015	July 31, 2015	30
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	9,146	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	2,686	—	5,642	19,773	25,415	1,522	—	2002	May 1, 2017	42
Mesa, AZ	Acute care general hospital	6,534	100,042	1,885	—	6,534	101,927	108,461	16,494	—	2007	September 26, 2013	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	—	—	1960	December 17, 2019	30
Milwaukee, WI	Long term acute care hospital	558	1,442	—	—	558	1,442	2,000	15	—	1983	August 30, 2019	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	21	—	2012	August 30, 2019	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2019(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	3,338	—	2017	February 10, 2017	40
Methuen, MA	Acute care general hospital	23,809	89,505	9,184	—	23,809	98,689	122,498	8,500	—	1950-2011	October 3, 2016	41
Bloomington, IN	Acute care general hospital	2,392	28,212	5,016	408	2,392	33,636	36,028	10,877	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	14,741	—	1920-2000	April 1, 2014	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	567	—	2014	January 1, 2014	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	591	—	2014	June 5, 2014	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	3,830	—	2007	February 14, 2011	40
Norwood, MA	Acute care general hospital	7,073	154,496	27,385	—	7,073	181,881	188,954	5,392	—	1926-2001	June 27, 2018	46
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	3,875	—	2014	August 31, 2014	40
Odessa, TX	Acute care general hospital	6,535	123,518	1,961	—	6,535	125,479	132,014	7,122	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	2,382	—	2014	March 1, 2014	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	183	—	2018	June 10, 2019	50
Olympia, WA	Acute care general hospital	7,220	89,348	15,930	—	7,220	105,278	112,498	8,935	—	1984	July 22, 2016	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	—	—	1950	December 17, 2019	30
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	183	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,264	—	—	3,191	14,264	17,455	191	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	1,654	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,258	—	—	1,848	95,258	97,106	—	—	1988	December 17, 2019	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	4,979	—	1964	May 9, 2007	40
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	463	—	2015	November 6, 2015	40
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	601	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	477	—	2014	September 8, 2014	40
Perth, Australia	Acute care general hospital	102,488	36,399	213	—	102,701	36,399	139,100	723	—	1965	June 7, 2019	30
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	2,622	—	2006	July 1, 2008	40
Phoenix, AZ	Acute care general hospital	2,396	26,521	12,253	—	2,396	38,774	41,170	1,583	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,773	4,978	—	12,695	78,751	91,446	4,580	—	1968-1976	September 29, 2017	43
Plano, TX	Freestanding ER	4,418	2,492	—	—	4,418	2,492	6,910	316	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	1,883	39,969	538	—	2,421	39,969	42,390	776	—	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,693	—	1	2,659	38,694	41,353	11,309	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	12,972	78,051	3,384	—	12,972	81,435	94,407	12,241	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	1,947	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	2,069	—	2013	December 31, 2013	40
San Antonio, TX	Freestanding ER	2,525	4,253	—	—	2,525	4,253	6,778	337	—	2016	October 27, 2016	40
Reading, UK	Acute care general hospital	35,747	48,080	486	—	36,233	48,080	84,313	419	—	1990	August 16, 2019	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	16,732	—	1974	August 10, 2007	40
Richmond, VA	Long term acute care hospital	1,307	10,071	—	—	1,307	10,071	11,378	109	—	1989	August 30, 2019	40
Ringwood, Australia	Acute care general hospital	4,027	18,679	134	—	4,161	18,679	22,840	321	—	1973	June 7, 2019	35
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	—	—	1983	December 17, 2019	36
Austin, TX	Freestanding ER	3,846	4,200	—	—	3,846	4,200	8,046	330	—	2017	March 2, 2017	40
Roaring Springs, PA	Acute care general hospital	1,447	9,549	—	—	1,447	9,549	10,996	—	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	33	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	3	—	1989	August 30, 2019	40
Rockledge, FL	Acute care general hospital	13,919	23,282	5,512	—	13,919	28,794	42,713	2,404	—	1950, 1970	May 1, 2017	42
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	188	—	2018	June 10, 2019	50

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2019(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Rosenberg, TX	Freestanding ER	1,331	4,505	—	—	1,331	4,505	5,836	450	—	2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	2,439	19,057	590	—	3,029	19,057	22,086	174	—	1986	August 16, 2019	40
Columbus, OH	Freestanding ER	1,726	—	—	—	1,726	—	1,726	—	—	2016	August 30, 2016	-
Salt Lake City, UT	Acute care general hospital	13,590	101,915	15,109	—	13,590	117,024	130,614	5,822	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	1,945	—	8,053	31,278	39,331	1,868	—	1978-2002	September 29, 2017	41
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	341	—	1993	August 30, 2019	40
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	1,907	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	1,417	—	1979	November 25, 2008	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	347	—	2017	April 13, 2017	40
Sebastian, FL	Acute care general hospital	5,733	49,136	38,272	—	5,733	87,408	93,141	3,736	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	6,435	—	6,179	15,501	21,680	1,826	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	216	—	2018	June 10, 2019	50
Sherman, TX	Acute care general hospital	4,493	10,690	—	—	4,493	10,690	15,183	2,934	—	1913, 1960-2010	October 31, 2014	40
Sienna, TX	Freestanding ER	1,000	3,591	—	—	1,000	3,591	4,591	479	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	2,505	—	2013	August 1, 2013	40
Springfield, IL	Long term acute care hospital	542	1,458	—	—	542	1,458	2,000	14	—	2009	August 30, 2019	40
St. Albans Park, Australia	Acute care general hospital	2,097	21,421	544	—	2,641	21,421	24,062	339	—	1985	June 7, 2019	40
Strathpine, Australia	Acute care general hospital	2,538	35,542	301	—	2,839	35,542	38,381	533	—	1985	June 7, 2019	40
Sunnybank, Australia	Acute care general hospital	5,819	44,225	346	—	6,165	44,225	50,390	779	—	1979	June 7, 2019	34
Houston, TX	Freestanding ER	1,423	3,772	—	—	1,423	3,772	5,195	456	—	2015	February 18, 2015	40
Taunton, MA	Acute care general hospital	4,428	73,228	6,852	—	4,428	80,080	84,508	6,446	—	1940-2015	October 3, 2016	41
Tempe, AZ	Acute care general hospital	6,050	10,986	6,773	—	6,050	17,759	23,809	903	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	2017	September 29, 2017	-
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	568	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	1,205	17,740	—	—	1,205	17,740	18,945	1,663	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	5,396	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,754	37,219	349	—	3,103	37,219	40,322	320	—	1981	August 16, 2019	40
Tulsa, OK	Long term acute care hospital	1,128	4,477	—	—	1,128	4,477	5,605	44	—	1989	August 30, 2019	40
Houston, TX	Acute care general hospital	4,047	36,862	—	—	4,047	36,862	40,909	3,225	—	2016	July 7, 2016	40
League City, TX	Freestanding ER	1,356	3,901	—	—	1,356	3,901	5,257	439	—	2015	June 19, 2015	40
Anaheim, CA	Acute care general hospital	1,875	21,813	—	10	1,875	21,823	23,698	7,183	—	1964	November 8, 2006	40
Viseu, Portugal	Acute care general hospital	2,128	29,228	446	—	2,574	29,228	31,802	85	—	2016	November 28, 2019	37
Wantirna, Australia	Acute care general hospital	25,419	209,087	958	—	26,377	209,087	235,464	3,095	—	1984	June 7, 2019	40
Warren, OH	Acute care general hospital	5,387	47,586	9,894	—	5,387	57,480	62,867	4,186	—	1982	May 1, 2017	41
Watsonville, CA	Acute care general hospital	16,488	17,800	—	—	16,488	17,800	34,288	163	—	1983	September 30, 2019	39
West Monroe, LA	Acute care general hospital	12,000	69,433	16,187	—	12,552	85,068	97,620	11,845	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,052	—	2012	October 2, 2012	40
West Valley City, UT	Acute care general hospital	5,516	58,314	7,150	(114)	5,402	65,464	70,866	17,332	—	1980	April 22, 2008	40
Wheeling, WV	Acute care general hospital	1,480	7,920	—	—	1,480	7,920	9,400	—	—	1914, 1925-1983	June 1, 2017	8
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	5,396	—	1992	April 4, 2008	40
Youngstown, OH	Acute care general hospital	4,335	3,565	824	—	4,335	4,389	8,724	1,561	—	1929-2003	May 1, 2017	41
		$1,003,149	$5,916,757	$370,918	$21,662	$1,017,402	$6,295,084	$7,312,486	$504,651
(1)	The aggregate cost for federal income tax purposes is $7.8 billion.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017
COST
Balance at beginning of period	$4,781,149		$5,438,148		$3,968,042
Acquisitions	2,436,265		758,619		1,256,245
Transfers from construction in progress	—		25,513		74,441
Additions	173,785		96,775		36,828
Dispositions	(106,536)		(1,318,238)		(53,372)
Other	27,823	(2)	(219,668)	(2)	155,964	(2)
Balance at end of period	$7,312,486		$4,781,149		$5,438,148

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
ACCUMULATED DEPRECIATION
Balance at beginning of period	$414,331	$407,349	$292,786
Depreciation	130,851	115,497	109,307
Depreciation on disposed property	(40,952)	(101,967)	(1,438)
Other	421	(6,548)	6,694
Balance at end of period	$504,651	$414,331	$407,349

(2)	Includes foreign currency fluctuations for all years, $61.4 million of right-of-use assets (2019 only), and purchase price allocation adjustments (2017 only).

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2019

Column A	Column B	Column C	Column D	Column E	Column F	Column G(3)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Desert Valley Hospital	11.0%	2022		(1)	$70,000	$70,000	(2)
Desert Valley Hospital	12.4%	2022		(1)	20,000	20,000	(2)
Desert Valley Hospital	11.0%	2021		(1)	12,500	12,500	(2)
Chino Valley Medical Center	11.0%	2022		(1)	50,000	50,000	(2)
Paradise Valley Hospital	11.2%	2022		(1)	25,000	25,000	(2)
Ernest(4)	10.2%	2032		(1)	115,000	115,000	(2)
Centinela Hospital Medical Center	11.9%	2022		(1)	100,000	100,000	(2)
Olympia Medical Center	10.9%	2024		(1)	25,000	25,000	(2)
St. Joseph Medical Center	9.3%	2025		(1)	30,000	30,000	(2)
St. Mary’s Medical Center	9.3%	2025		(1)	10,000	10,000	(2)
Lake Huron Medical Center	9.3%	2025		(1)	10,000	10,000	(2)
Steward(6)	7.8%	2031		(1)	737,242	737,242	(2)
Vibra	11.5%	2024		(1)	18,986	18,986	(2)
Prospect	7.5%	2034		(1)	51,267	51,267	(2)
					$1,274,995	$1,274,995	(5)

(1)	There were no prior liens on loans as of December 31, 2019.
(2)	The mortgage loan was not delinquent with respect to principal or interest.
(3)	The aggregate cost for federal income tax purposes is $1.3 billion.
(4)	Mortgage loans covering four properties in two tranches. Interest rate is weighted-average of both tranches.
(5)	Excludes unamortized loan issue costs of $0.03 million at December 31, 2019.
(6)	Mortgage loans covering two properties.

Changes in mortgage loans (excluding unamortized loan issue costs) for the years ended December 31, 2019, 2018, and 2017 are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Balance at beginning of year	$1,213,283	$1,778,264	$1,060,336
Additions during year:
New mortgage loans and additional advances on existing loans	61,712	50,783	717,928
	1,274,995	1,829,047	1,778,264
Deductions during year:
Collection of principal	—	(615,764)	—
	—	(615,764)	—
Balance at end of year	$1,274,995	$1,213,283	$1,778,264