Form 10-Q
period 2020-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2020-05-11
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2020, Medical Properties Trust, Inc. had 528,332,267 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$9,933,444	$8,102,754
Investment in financing leases	2,068,166	2,060,302
Mortgage loans	1,275,543	1,275,022
Gross investment in real estate assets	13,277,153	11,438,078
Accumulated depreciation and amortization	(627,467)	(570,042)
Net investment in real estate assets	12,649,686	10,868,036
Cash and cash equivalents	500,213	1,462,286
Interest and rent receivables	38,768	31,357
Straight-line rent receivables	355,424	334,231
Equity investments	834,430	926,990
Other loans	546,691	544,832
Other assets	312,875	299,599
Total Assets	$15,238,087	$14,467,331
Liabilities and Equity
Liabilities
Debt, net	$7,684,293	$7,023,679
Accounts payable and accrued expenses	428,136	291,489
Deferred revenue	24,001	16,098
Obligations to tenants and other lease liabilities	119,147	107,911
Total Liabilities	8,255,577	7,439,177
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 522,435 shares at March 31, 2020 and 517,522 shares at December 31, 2019	522	518
Additional paid-in capital	7,079,913	7,008,199
Retained earnings	14,025	83,012
Accumulated other comprehensive loss	(111,280)	(62,905)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	6,982,403	7,028,047
Non-controlling interests	107	107
Total Equity	6,982,510	7,028,154
Total Liabilities and Equity	$15,238,087	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenues
Rent billed	$171,767	$108,598
Straight-line rent	31,421	20,651
Income from financing leases	52,436	17,280
Interest and other income	38,508	33,925
Total revenues	294,132	180,454
Expenses
Interest	80,899	50,551
Real estate depreciation and amortization	60,921	33,352
Property-related	5,572	3,066
General and administrative	33,385	23,451
Total expenses	180,777	110,420
Other income (expense)
Gain on sale of real estate	1,325	—
Real estate impairment charges	(19,006)	—
Earnings from equity interests	4,079	3,720
Unutilized financing fees	(611)	—
Other (including mark-to-market adjustments on equity securities)	(13,975)	204
Total other (expense) income	(28,188)	3,924

Income before income tax	85,167	73,958
Income tax (expense) benefit	(4,010)	2,333

Net income	81,157	76,291
Net income attributable to non-controlling interests	(165)	(469)
Net income attributable to MPT common stockholders	$80,992	$75,822

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.15	$0.20

Weighted-average shares outstanding — basic	521,076	380,551
Weighted-average shares outstanding — diluted	522,179	381,675

Dividends declared per common share	$0.27	$0.25

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$81,157	$76,291
Other comprehensive income:
Unrealized loss on interest rate swap	(25,103)	(3,772)
Foreign currency translation loss	(23,272)	(5,918)
Total comprehensive income	32,782	66,601
Comprehensive income attributable to non-controlling interests	(165)	(469)
Comprehensive income attributable to MPT common stockholders	$32,617	$66,132

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating activities
Net income	$81,157	$76,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,833	34,675
Amortization of deferred financing costs and debt discount	3,210	1,827
Straight-line rent revenue and other	(47,846)	(26,296)
Share-based compensation	10,036	6,715
Gain from sale of real estate and other	(1,325)	—
Impairment charges	19,006	—
Straight-line rent and other write-off, net of tax	7,717	2,596
Unutilized financing costs	611	—
Other adjustments	(27,401)	2,249
Changes in:
Interest and rent receivables	2,137	(1,193)
Accounts payable and accrued expenses	(4,221)	(9,940)
Net cash provided by operating activities	106,914	86,924
Investing activities
Cash paid for acquisitions and other related investments	(1,973,661)	(6,492)
Net proceeds from sale of real estate	9,597	—
Principal received on loans receivable	—	420
Investment in loans receivable	(2,307)	(1,185)
Other investments, net	71,582	(160,736)
Net cash used for investing activities	(1,894,789)	(167,993)
Financing activities
Proceeds from term debt	915,950	—
Revolving credit facilities, net	—	9,097
Dividends paid	(138,074)	(95,419)
Lease deposits and other obligations to tenants	2,348	3,677
Proceeds from sale of common shares, net of offering costs	61,682	354,030
Payment of deferred financing costs and other financing activities	(6,687)	(677)
Net cash provided by financing activities	835,219	270,708
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(952,656)	189,639
Effect of exchange rate changes	(9,157)	(11,450)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$506,178	$1,000,614
Interest paid	$80,721	$51,296
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$141,667	$97,163
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$500,213	$995,548
Restricted cash, included in Other assets	5,965	5,066
	$506,178	$1,000,614

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$9,933,444	$8,102,754
Investment in financing leases	2,068,166	2,060,302
Mortgage loans	1,275,543	1,275,022
Gross investment in real estate assets	13,277,153	11,438,078
Accumulated depreciation and amortization	(627,467)	(570,042)
Net investment in real estate assets	12,649,686	10,868,036
Cash and cash equivalents	500,213	1,462,286
Interest and rent receivables	38,768	31,357
Straight-line rent receivables	355,424	334,231
Equity investments	834,430	926,990
Other loans	546,691	544,832
Other assets	312,875	299,599
Total Assets	$15,238,087	$14,467,331
Liabilities and Capital
Liabilities
Debt, net	$7,684,293	$7,023,679
Accounts payable and accrued expenses	286,142	152,999
Deferred revenue	24,001	16,098
Obligations to tenants and other lease liabilities	119,147	107,911
Payable due to Medical Properties Trust, Inc.	141,604	138,100
Total Liabilities	8,255,187	7,438,787
Capital
General Partner — issued and outstanding — 5,225 units at March 31, 2020 and 5,176 units at December 31, 2019	70,966	70,939
Limited Partners:
Common units — issued and outstanding — 517,210 units at March 31, 2020 and 512,346 units at December 31, 2019	7,023,107	7,020,403
LTIP units — issued and outstanding — 232 units at March 31, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(111,280)	(62,905)
Total MPT Operating Partnership, L.P. capital	6,982,793	7,028,437
Non-controlling interests	107	107
Total Capital	6,982,900	7,028,544
Total Liabilities and Capital	$15,238,087	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2020	2019
Revenues
Rent billed	$171,767	$108,598
Straight-line rent	31,421	20,651
Income from financing leases	52,436	17,280
Interest and other income	38,508	33,925
Total revenues	294,132	180,454
Expenses
Interest	80,899	50,551
Real estate depreciation and amortization	60,921	33,352
Property-related	5,572	3,066
General and administrative	33,385	23,451
Total expenses	180,777	110,420
Other income (expense)
Gain on sale of real estate	1,325	—
Real estate impairment charges	(19,006)	—
Earnings from equity interests	4,079	3,720
Unutilized financing fees	(611)	—
Other (including mark-to-market adjustments on equity securities)	(13,975)	204
Total other (expense) income	(28,188)	3,924

Income before income tax	85,167	73,958
Income tax (expense) benefit	(4,010)	2,333

Net income	81,157	76,291
Net income attributable to non-controlling interests	(165)	(469)
Net income attributable to MPT Operating Partnership partners	$80,992	$75,822

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.15	$0.20

Weighted-average units outstanding — basic	521,076	380,551
Weighted-average units outstanding — diluted	522,179	381,675

Dividends declared per unit	$0.27	$0.25

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$81,157	$76,291
Other comprehensive income:
Unrealized loss on interest rate swap	(25,103)	(3,772)
Foreign currency translation loss	(23,272)	(5,918)
Total comprehensive income	32,782	66,601
Comprehensive income attributable to non-controlling interests	(165)	(469)
Comprehensive income attributable to MPT Operating Partnership partners	$32,617	$66,132

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating activities
Net income	$81,157	$76,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,833	34,675
Amortization of deferred financing costs and debt discount	3,210	1,827
Straight-line rent revenue and other	(47,846)	(26,296)
Unit-based compensation	10,036	6,715
Gain from sale of real estate and other	(1,325)	—
Impairment charges	19,006	—
Straight-line rent and other write-off, net of tax	7,717	2,596
Unutilized financing costs	611	—
Other adjustments	(27,401)	2,249
Changes in:
Interest and rent receivables	2,137	(1,193)
Accounts payable and accrued expenses	(4,221)	(9,940)
Net cash provided by operating activities	106,914	86,924
Investing activities
Cash paid for acquisitions and other related investments	(1,973,661)	(6,492)
Net proceeds from sale of real estate	9,597	—
Principal received on loans receivable	—	420
Investment in loans receivable	(2,307)	(1,185)
Other investments, net	71,582	(160,736)
Net cash used for investing activities	(1,894,789)	(167,993)
Financing activities
Proceeds from term debt	915,950	—
Revolving credit facilities, net	—	9,097
Distributions paid	(138,074)	(95,419)
Lease deposits and other obligations to tenants	2,348	3,677
Proceeds from sale of units, net of offering costs	61,682	354,030
Payment of deferred financing costs and other financing activities	(6,687)	(677)
Net cash provided by financing activities	835,219	270,708
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(952,656)	189,639
Effect of exchange rate changes	(9,157)	(11,450)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$506,178	$1,000,614
Interest paid	$80,721	$51,296
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$141,667	$97,163
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$500,213	$995,548
Restricted cash, included in Other assets	5,965	5,066
	$506,178	$1,000,614

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2020, we have investments in 389 facilities in 34 states in the U.S., in six countries in Europe, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread all over the world including countries where we own and lease facilities. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. As the global impact of the outbreak has evolved, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade- including requiring elective surgeries at hospitals to be deferred. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). However, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 is somewhat uncertain and cannot be predicted with an abundance of confidence, particularly given we do not yet know the full scope, severity, and duration of the pandemic nor the actions needed to contain the pandemic or mitigate its impact. This makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impact of COVID-19. Actual results may ultimately differ from our estimates.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these significant accounting policies other than the following:

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model measured over the contractual life of an asset that considers forecasts of future economic conditions, as well as past and current events, to be used for our financing receivables, including financing leases and loans, which the Financial Accounting Standards Board believes will result in more timely recognition of such losses. Additionally, we have made the accounting policy election to exclude interest receivables from the credit loss reserve analysis and will continue to timely reserve or write-off such short-term receivables.

Pursuant to ASU 2016-13, we grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include investment in financing leases and mortgage loans, as all are secured by underlying real estate among other collateral. The unsecured instruments include acquisition, working capital, and shareholder loans. Within these two major pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history of credit losses incurred on similar instruments. We used an historical period of time in determining such loss rates that closely matches the remaining terms of the financial instruments being analyzed in the respective pools, since our underwriting process has been consistent over this time. Finally, we made specific modifications for current trends, as appropriate.

Upon adoption of this standard, we recorded a credit loss reserve of $8.4 million with the effect recorded in equity as a cumulative effect of a change in accounting principle.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Lending Activities

Acquisitions

We acquired the following net assets (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net Assets Acquired
Land and land improvements	$265,991	$169
Buildings	1,608,771	5,327
Intangible lease assets — subject to amortization (weighted- average useful life 30.8 years for 2020 and 26.6 years for 2019 )	231,774	996
Other assets	1,328	—
Liabilities assumed	(134,203)	—
Total net assets acquired	$1,973,661	$6,492

2020 Activity

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”). In a related transaction, affiliates of Circle Health Ltd. (“Circle”) entered into definitive agreements to acquire BMI and assume operations of its 52 facilities in the United Kingdom subject to customary regulatory conditions. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Once final regulatory approval is received (which we expect in the 2020 second quarter after receiving initial approval on April 29, 2020), these 30 leases with Circle will be amended to include 30-year initial fixed terms with two five-year renewal options and improved annual inflation-based escalators. These 30 leases will be cross-defaulted and guaranteed by Circle.

2019 Activity

On February 8, 2019, we acquired an inpatient rehabilitation hospital in Germany for €5.7 million (including real estate transfer taxes). This acquisition was the final property to close as part of a four-hospital portfolio that we agreed to purchase for an aggregate amount of €23 million. The property is leased to affiliates of Median Kliniken S.à.r.l. (“MEDIAN”), pursuant to a 27-year master lease with annual inflation-based escalators.

Development Activities

During the 2020 first quarter, we completed construction and began recording rental income on a general acute care facility located in Idaho Falls, Idaho. This facility commenced rent on January 21, 2020 and is being leased to Surgery Partners, Inc. pursuant to an existing long-term lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2020	Estimated Rent Commencement Date
Circle (Birmingham, England)	$44,531	$41,207	3Q 2020
Circle Rehabilitation (Birmingham, England)	20,074	17,097	3Q 2020
NeuroPsychiatric Hospitals (Houston, Texas)	27,500	13,169	4Q 2020
	$92,105	$71,473

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms ranging from 10 to 15 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 97% of our leases provide annual rent escalations based on increases in Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual rent escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $210 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases, all of our leases are classified as operating leases.

At March 31, 2020, leases on 14 Ernest Health, Inc. (“Ernest”) facilities and ten Prime Healthcare Services, Inc. (“Prime”) facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Minimum lease payments receivable	$1,869,444	$1,884,921
Estimated residual values	394,195	394,195
Less: Unearned income and allowance for credit loss	(1,601,658)	(1,618,252)
Net investment in direct financing leases	661,981	660,864
Other financing leases (net of allowance for credit loss)	1,406,185	1,399,438
Total investment in financing leases	$2,068,166	$2,060,302

Adeptus Health

As noted in previous filings, we had 16 properties transition away from Adeptus Health, Inc. (“Adeptus”) in stages over a two year period as part of Adeptus’ confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code in 2017. At March 31, 2020, 14 of these 16 properties have been re-leased to other tenants or sold, with the remaining two properties representing less than $3 million.

At March 31, 2020, we own 21 facilities that are leased to Adeptus. Due to a decline in operating results at 15 of these freestanding emergency facilities caused by a decline in volumes from COVID-19 and other factors, we agreed to amend our lease with Adeptus in April 2020, whereby we would sever these 15 facilities from our lease and in return, we would increase rent on the remaining six facilities and draw on a $9.1 million letter of credit. As a result, we recorded a charge to write-off straight-line rent and other receivables, partially offset by the letter of credit in the 2020 first quarter. Additionally, we recorded a $9.9 million real estate impairment charge on these severed facilities. Although no assurances can be given, we believe our investment in these 15 facilities (representing 0.3% of our total assets) is fully recoverable at March 31, 2020.

Alecto Facilities

At March 31, 2020, we own four acute care facilities and have a mortgage loan on a fifth property, representing less than 0.5% of our total assets. In response to conditions created by the COVID-19 pandemic, we have offered to donate one of these facilities that was closed during 2019 to a local municipality, resulting in a $9.1 million real estate impairment charge in the first quarter of 2020.

Loans

The following is a summary of our loans (net of allowance for credit loss in 2020):

(in thousands)	As of March 31, 2020	As of December 31, 2019
Mortgage loans	$1,275,543	$1,275,022
Acquisition loans	123,105	123,893
Other loans	423,586	420,939
Total	$1,822,234	$1,819,854

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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At March 31, 2020, we had no investment in any single property greater than 2.5% of our total assets, compared to 2.6% at December 31, 2019.
2)

Operator concentration – For the three months ended March 31, 2020, revenue from Steward Health Care System LLC (“Steward”), Prospect, Circle and Prime represented 31%, 13%, 11% and 11% of our total revenues, respectively. In comparison, Steward and Prime represented 48% and 18%, respectively, of our total revenues for the 2019 first quarter, while Prospect and Circle, collectively, represented less than 1%. At March 31, 2020 and December 31, 2019, our lease concentration in any one tenant was less than 20% of our total assets.

3)

Geographic concentration – At March 31, 2020, investments in the U.S., Europe, and Australia represented approximately 70%, 25%, and 5% respectively, of our total assets, compared to 74%, 20%, and 6%, respectively, at December 31, 2019.

4)

Facility type concentration – For the three months ended March 31, 2020, approximately 88% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 9% and 3%, respectively. These percentages are similar to those for the first three months of 2019.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2020	As of December 31, 2019
Revolving credit facility	$—	$—
Term loan	200,000	200,000
British pound sterling term loan(A)	869,400	—
Australian term loan facility(A)	735,720	842,520
4.000% Senior Unsecured Notes due 2022(A)	551,550	560,650
2.550% Senior Unsecured Notes due 2023(A)	496,800	530,280
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(A)	551,550	560,650
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(A)	745,200	795,420
4.625% Senior Unsecured Notes due 2029	900,000	900,000
	$7,750,220	$7,089,520
Debt issue costs and discount, net	(65,927)	(65,841)
	$7,684,293	$7,023,679

(A)	Non-U.S. dollar denominated debt that reflects the exchange rate at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2020	$—
2021	—
2022	751,550
2023	496,800
2024	1,535,720
Thereafter	4,966,150
Total	$7,750,220

British Pound Sterling Term Loan

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan facility with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan facility matures on January 15, 2025. We used the proceeds under the facility to help finance our acquisition of the Circle transaction described in Note 3. The applicable margin under the term loan is adjustable based on a pricing grid from 0.85% to 1.65% dependent on our current credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on our credit rating) is 1.25% for an all-in fixed rate of 1.95%.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At March 31, 2020, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2020, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the 2020 first quarter, we sold 2.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $62 million; while, in the 2019 first quarter, we sold 20.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $354 million.

Subsequent to March 31, 2020, we sold an additional 5.7 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $102.5 million.

MPT Operating Partnership, L.P.

At March 31, 2020, the company has a 99.9% ownership interest in the Operating Partnership, with the remainder owned by two other partners, who are employees.

During the three months ended March 31, 2020 and 2019, the Operating Partnership issued approximately 2.6 million and 20.1 million units, respectfully, in direct response to the common stock at-the-market offerings by Medical Properties Trust, Inc. during the same periods.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 8.8 million shares remain available for future stock awards as of March 31, 2020. Share-based compensation expense totaled $10.0 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	March 31, 2020		December 31, 2019
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$38,768	$37,944	$31,357	$30,472
Loans(1)	1,707,234	1,751,212	1,704,854	1,742,153
Debt, net	(7,684,293)	(7,513,806)	(7,023,679)	(7,331,816)

(1)

Excludes $115 million of mortgage loans related to Ernest that are recorded at fair value (which is equal to their book value) based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$81,157	$76,291
Non-controlling interests’ share in net income	(165)	(469)
Participating securities’ share in earnings	(464)	(476)
Net income, less participating securities’ share in earnings	$80,528	$75,346
Denominator:
Basic weighted-average common shares	521,076	380,551
Dilutive potential common shares	1,103	1,124
Dilutive weighted-average common shares	522,179	381,675

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$81,157	$76,291
Non-controlling interests’ share in net income	(165)	(469)
Participating securities’ share in earnings	(464)	(476)
Net income, less participating securities’ share in earnings	$80,528	$75,346
Denominator:
Basic weighted-average units	521,076	380,551
Dilutive potential units	1,103	1,124
Diluted weighted-average units	522,179	381,675

9. Contingencies

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

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

During the 2020 first quarter, COVID-19’s impact on our business was limited as we generally received all rent and interest payments in a timely manner and received 96% of our rent and interest in April. However, our tenants are being impacted by the governmental mandates to defer elective surgeries, the takeover of certain facilities by the government in certain countries like the United Kingdom, and the overall downturn in the economy in general. Although we currently expect to receive almost all of our rent and interest in May and future periods (particularly given the recent governmental financial assistance to healthcare operators), no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover. If such rent and interest payments are delayed, this could add strain to our ability to service our debt and make our quarterly dividend payments like normal. Although we do not expect this to happen, we cannot predict with complete accuracy how this pandemic may impact our operating results and liquidity in future quarters.

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
•

the impact of COVID-19 on our business and the business of our tenants/borrowers and the economy in general and other factors that may affect our business or that of our tenants/borrowers that are beyond our control, including natural disasters, other health crises, or pandemics along with each individual government’s actions to such matters;

•	changes in foreign currency exchange rates;
•	changes in federal, state, or local tax laws in the U.S., Europe, Australia, or other jurisdictions in which we may own healthcare facilities or transact business;

•	healthcare and other regulatory requirements of the U.S., Europe, Australia, and other foreign countries; and
•

the political, economic, business, real estate, and other market conditions of the U.S., Europe, Australia, and other foreign jurisdictions in which we may own healthcare facilities or transact business, which may have a negative effect on the following, among other things:

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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions (such as the impact seen recently caused by COVID-19 in the form of requirements to defer elective surgeries, government takeover of facilities in certain of our international locations, and overall negative impact to the economy in general) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants and borrowers include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;
•	the current, historical, and prospective operating margins (measured by earnings before interest, taxes, depreciation, amortization, and facility rent) of each tenant or borrower and at each facility;
•	the ratio of our tenants’ or borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;
•

changes in revenue sources of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, managed care in the U.S., pension funds in Germany, and National Health Service in the United Kingdom) and private payors (including commercial insurance and private pay patients);

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2020, there were no material changes to these policies except for those described in Note 2 to Item 1 of this Form 10-Q.

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

At March 31, 2020, our portfolio consisted of 389 properties leased or loaned to 41 operators, of which three are under development and 11 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. At March 31, 2020, all of our investments are located in the U.S., Europe, and Australia. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2020	% of Total	As of December 31, 2019	% of Total
Real estate owned (gross)	$11,930,137	78.3%	$9,994,844	69.1%
Mortgage loans	1,275,543	8.4%	1,275,022	8.8%
Other loans	546,691	3.6%	544,832	3.8%
Construction in progress	71,473	0.5%	168,212	1.2%
Cash and cash equivalents	500,213	3.3%	1,462,286	10.1%
Other assets	914,030	5.9%	1,022,135	7.0%
Total assets	$15,238,087	100.0%	$14,467,331	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of March 31, 2020 as compared to December 31, 2019 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of March 31, 2020		As of December 31, 2019
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$4,061,628	24.6%	$4,052,162	24.5%
Circle	2,143,720	13.0%	2,152,951	13.0%
Prospect	1,569,594	9.5%	1,563,642	9.5%
LifePoint Health, Inc. ("LifePoint")	1,202,435	7.3%	1,202,319	7.3%
Prime	1,144,736	6.9%	1,144,705	6.9%
Other operators	5,304,461	32.2%	5,509,952	33.4%
Other assets	1,072,906	6.5%	903,543	5.4%
Total	$16,499,480	100.0%	$16,529,274	100.0%

Total Pro Forma Gross Assets by U.S. State and Country

	As of March 31, 2020		As of December 31, 2019
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Massachusetts	$1,497,182	9.1%	$1,497,182	9.1%
Texas	1,388,695	8.4%	1,390,835	8.4%
California	1,299,747	7.9%	1,298,244	7.9%
Utah	1,086,695	6.6%	1,087,743	6.6%
Pennsylvania	907,969	5.5%	905,887	5.5%
All other states	4,009,418	24.3%	4,022,909	24.2%
Other domestic assets	847,377	5.1%	798,990	4.8%
Total U.S.	$11,037,083	66.9%	$11,001,790	66.5%
United Kingdom	$2,578,626	15.6%	$2,617,158	15.8%
Germany	1,095,076	6.6%	1,117,539	6.8%
Australia	784,093	4.8%	897,915	5.4%
Switzerland	498,228	3.0%	505,172	3.1%
Spain	155,995	0.9%	159,451	1.0%
Italy and Portugal	124,850	0.8%	125,696	0.8%
Other international assets	225,529	1.4%	104,553	0.6%
Total international	$5,462,397	33.1%	$5,527,484	33.5%
Grand total	$16,499,480	100.0%	$16,529,274	100.0%

On an individual property basis, we had no investment in any single property greater than 2.3% of our total pro forma gross assets as of March 31, 2020.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended March 31, 2020 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenue by Operator

	For the Three Months Ended March 31,
	2020		2019
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$91,259	28.7%	$86,630	43.5%
Prospect	37,916	11.9%	—	—
Circle	32,342	10.1%	949	0.5%
Prime	32,162	10.1%	32,002	16.1%
LifePoint	26,594	8.3%	11,483	5.8%
Other operators	98,394	30.9%	67,939	34.1%
Total	$318,667	100.0%	$199,003	100.0%

Total Adjusted Revenue by U.S. State and Country

	For the Three Months Ended March 31,
	2020		2019
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
California	$34,946	11.0%	$15,822	8.0%
Massachusetts	34,773	10.9%	34,036	17.1%
Texas	26,431	8.3%	27,231	13.7%
Utah	22,748	7.1%	21,591	10.9%
Pennsylvania	21,669	6.8%	3,727	1.9%
All other states	92,766	29.1%	68,613	34.3%
Total U.S.	$233,333	73.2%	$171,020	85.9%
United Kingdom	$38,875	12.2%	$949	0.5%
Germany	23,804	7.5%	24,175	12.2%
Australia, Switzerland, Spain, Italy, and Portugal	22,655	7.1%	2,859	1.4%
Total international	$85,334	26.8%	$27,983	14.1%
Grand total	$318,667	100.0%	$199,003	100.0%

Total Adjusted Revenue by Facility Type

	For the Three Months Ended March 31,
	2020		2019
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$269,461	84.6%	$157,700	79.2%
Rehabilitation hospitals	40,631	12.7%	34,159	17.2%
Long-term acute care hospitals	8,575	2.7%	7,144	3.6%
Total	$318,667	100.0%	$199,003	100.0%

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

Net income for the three months ended March 31, 2020, was $81.0 million, compared to $75.8 million for the three months ended March 31, 2019. This increase is primarily due to incremental revenue from new investments made in 2019 and the Circle transaction in January 2020, partially offset by $33.0 million in non-cash impairment charges and fair value adjustments on equity securities along with higher expenses due to the growth of the company. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $191.2 million for the 2020 first quarter as compared to $117.8 million for the 2019 first quarter. Similar to net income, this increase in FFO is primarily due to incremental revenue from new investments in 2019 and early 2020.

A comparison of revenues for the three month periods ended March 31, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020	% of Total	2019	% of Total	Year over Year Change
Rent billed	$171,767	58.4%	$108,598	60.2%	58.2%
Straight-line rent	31,421	10.7%	20,651	11.4%	52.2%
Income from financing leases	52,436	17.8%	17,280	9.6%	203.4%
Interest and other income	38,508	13.1%	33,925	18.8%	13.5%
Total revenues	$294,132	100.0%	$180,454	100.0%	63.0%

Our total revenue for the 2020 first quarter is up $113.7 million, or 63%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $73.9 million over the prior year of which approximately $77.5 million is incremental revenue from acquisitions made post March 31, 2019 ($30.4 million of which relates to the Circle acquisition as described in Note 3 to Item 1 of this Form 10-Q) and $2.0 million is from the commencement of rent on the Idaho Falls development property. This increase is partially offset by an approximate $6 million write-off of straight-line rent on Adeptus facilities (as described in Note 3 to Item 1 of this Form 10-Q) and approximately $0.5 million from unfavorable foreign currency fluctuations.

-

As discussed in Note 3 to Item 1 of this Form 10-Q, we accounted for our new 30 properties acquired in the BMI transaction and leased to Circle pursuant to leases we inherited. Once final regulatory approval is received (preliminary approval was received on April 29, 2020), we will amend the leases, which will result in more lease revenue. We intend to file a form of the amended leases as an exhibit to the periodic report for the quarter during which such leases become effective. If such amended leases were in place at the closing date of our acquisition on January 8, 2020, lease revenue would have been approximately $9 million higher in the 2020 first quarter.

•	Income from financing leases – up $35.2 million due to $34.8 million of revenue from the Prospect acquisition in the 2019 third quarter.
•	Interest and other income – up $4.6 million from the prior year due to the following:
-

Interest from loans – up $4.2 million over the prior year due to approximately $4 million of incremental revenue earned on new loan investments, including $3.1 million related to Prospect loans made in August 2019, and $0.6 million from our annual escalations in interest rates in accordance with loan provisions. This increase is partially offset by $0.5 million from unfavorable foreign currency fluctuations.

-

Other income – up $0.4 million from the prior year. With the additional properties acquired in 2019 and 2020, we have received $1.5 million more payments from our tenants for ground lease, property taxes, and insurance. This increase is partially offset by an approximate $1 million write-off of straight-line rent related to ground leases on certain Adeptus facilities (as described in Note 3 to Item 1 of this Form 10-Q).

Interest expense for the quarters ended March 31, 2020 and 2019, totaled $80.9 million and $50.6 million, respectively. This increase is primarily related to new debt issuances post March 31, 2019 including the £700 million term loan issued in January 2020, the £1 billion senior unsecured notes issued in December 2019, the $900 million of senior unsecured notes issued in July 2019, and the AUD $1.2 billion term loan funded in June 2019. In addition, we incurred $0.6 million of accelerated commitment fee amortization expense associated with our GBP term loan facility in the 2020 first quarter. The increase is partially offset by approximately $0.7 million less interest expense due to foreign currency fluctuations.

Real estate depreciation and amortization during the first quarter of 2020 increased to $60.9 million from $33.4 million in 2019 due to new investments made after March 31, 2019.

Property-related expenses totaled $5.6 million and $3.1 million for the quarters ended March 31, 2020 and 2019, respectively. As noted above under the caption “Other income,” $1.5 million of this increase was primarily due to the grossing up of certain expenses (such as ground lease, property taxes, and insurance). The remainder of the increase primarily relates to property taxes, insurance, and utilities for vacant properties.

As a percentage of revenue, general and administrative expenses represent 11.4% for the 2020 first quarter compared to 13.0% in the prior year. On a dollar basis, general and administrative expenses totaled $33.4 million for the 2020 first quarter, which is a $9.9 million increase from the prior year first quarter. Of this increase, $5.9 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, along with our largest ever one-time acquisition in January 2020, we believe it is more likely that certain performance awards will be earned and have adjusted our stock compensation expense accordingly. The balance of the increase is primarily related to travel and other corporate expense, which is higher due to the growth of the company.

During the three months ended March 31, 2020, we sold four ancillary properties resulting in a net gain of $1.3 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus properties and one Alecto facility in the first quarter of 2020 (see Note 3 to Item 1 of this Form 10-Q for further details). We did not have similar transactions or adjustments in the 2019 first quarter.

Earnings from equity interests was $4.1 million for the first three months of 2020, up $0.4 million from the same period in 2019 due to our investments in Infracore and HM Hospitales made in the second and fourth quarter of 2019, respectively.

Other expense of $14.0 million for the first three months of 2020 represents non-cash fair value adjustments primarily related to the marking of our investment in Aevis Victoria SA stock to market. This stock, like most stocks, has declined during the 2020 first quarter due to the COVID-19 pandemic. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $4.0 million income tax expense for the three months ended March 31, 2020 is primarily from our investments in the United Kingdom, particularly the recent Circle/BMI transaction. In comparison, we incurred a $2.3 million income tax benefit in the first quarter of 2019 from straight-line rent and other write-offs in our domestic TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of $28.9 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
FFO information:
Net income attributable to MPT common stockholders	$80,992	$75,822
Participating securities’ share in earnings	(464)	(476)
Net income, less participating securities’ share in earnings	$80,528	$75,346
Depreciation and amortization	70,502	39,854
Gain on sale of real estate	(1,325)	—
Real estate impairment charges	19,006	—
Funds from operations	$168,711	$115,200
Write-off of straight-line rent and other, net of tax	7,717	2,596
Non-cash fair value adjustments	14,195	—
Unutilized financing fees	611	—
Normalized funds from operations	$191,234	$117,796
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.15	$0.20
Depreciation and amortization	0.13	0.10
Gain on sale of real estate	—	—
Real estate impairment charges	0.04	—
Funds from operations	$0.32	$0.30
Write-off of straight-line rent and other, net of tax	0.02	0.01
Non-cash fair value adjustments	0.03	—
Unutilized financing fees	—	—
Normalized funds from operations	$0.37	$0.31

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

	As of	As of
	March 31, 2020	December 31, 2019
Total assets	$15,238,087	$14,467,331
Add:
Binding real estate commitments on new investments(1)	—	1,988,550
Unfunded amounts on development deals and commenced capital improvement projects(2)	134,373	163,370
Accumulated depreciation and amortization	627,467	570,042
Incremental gross assets of our joint ventures(3)	633,926	563,911
Proceeds from new debt subsequent to period-end	—	927,990
Less:
Cash used for funding the transactions above (including proceeds from new debt subsequent to period-end)	(134,373)	(2,151,920)
Total pro forma gross assets	$16,499,480	$16,529,274

(1)	The 2019 column reflects the acquisition of 30 facilities in the United Kingdom on January 8, 2020.

(2)

Includes $20.6 million and $41.7 million of unfunded amounts on ongoing development projects and $113.8 million and $121.7 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of March 31, 2020 and December 31, 2019, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.

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

	For the Three Months Ended March 31,
	2020	2019
Total revenues	$294,132	$180,454
Revenue from real estate properties owned through joint venture arrangements	24,535	18,549
Total adjusted revenue	$318,667	$199,003

LIQUIDITY AND CAPITAL RESOURCES

2020 Cash Flow Activity

During the 2020 first quarter, we generated $106.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. Operating cash flows for the 2020 first quarter did not include approximately $30 million of revenue earned on the new Circle/BMI transaction, as such rent was prepaid before the closing of the acquisition. We expect operating cash flows to include most of this revenue in the 2020 second quarter. We used our operating cash flows in the 2020 first quarter along with approximately $71 million of distributions from our real estate joint venture arrangements ($63 million of which came from our HM Hospitales investment in the form of a return of capital after debt was issued at the joint venture level) to fund our dividends of $138.1 million and certain investing activities including the additional funding of our development activities. In addition, we funded the £1.5 billion Circle acquisition of 30 properties in January 2020 with a combination of cash on-hand and proceeds from the £700 million British pound sterling term loan.

In efforts to improve our leverage, we opportunistically sold 2.6 million shares of common stock under our at-the-market equity program in the 2020 first quarter, generating net proceeds of approximately $62 million. Subsequent to quarter-end, we sold an additional 5.7 million shares under the same program, resulting in net proceeds of approximately $103 million.

2019 Cash Flow Activity

During the 2019 first quarter, we generated $86.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $95.4 million and certain investing activities including development costs on our construction projects and improvements to certain of our corporate assets. In addition, we sold 20.1 million shares of common stock under our at-the-market equity program in the 2019 first quarter generating net proceeds of approximately $354 million.

Short-term Liquidity Requirements:

As of May 1, 2020, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. At May 1, 2020, our availability under our revolving credit facility plus cash on-hand approximated $1.8 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the next twelve months.

As noted previously, we received all rent and interest payments through March and 96% of rent and interest payments in April. Although we expect to receive a similar level of rent and interest in future periods, no assurances can be made at this time that such payments will be made in a timely manner if the impact from COVID-19 on our tenants’ cash flows significantly worsens. If such rent and interest payments are delayed, we believe such delay will be temporary and we can rely on our current liquidity of $1.8 billion to cover our cash needs until our tenants are able to pay in full.

Long-term Liquidity Requirements:

As of May 1, 2020, we have no debt principal payments due between now and February 2022 when our term loan, with a current outstanding amount of $200 million, comes due. With our liquidity at May 1, 2020 of approximately $1.8 billion, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program, we believe such liquidity is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

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

However, there is no assurance that conditions will be favorable for such possible transactions (particularly in light of the ongoing economic downturn due to COVID-19) or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 1, 2020 are as follows (in thousands):

2020	$—
2021	—
2022	749,050
2023	500,240
2024	1,570,160
Thereafter	4,974,830
Total	$7,794,280

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for funding the Circle transaction (as discussed in Note 3 to Item 1 of this Form 10-Q) that reduced our purchase obligations and entering into the £700 million British pound sterling term loan to partially fund the Circle transaction, there have been no other significant changes during the three months ended March 31, 2020.

The following table updates our contractual obligations schedule for these updates (in thousands):

Contractual Obligations	Less Than 1 Year(1)	1-3 Years	3-5 Years	After 5 Years	Total
British pound sterling term loan	$12,942	$34,355	$34,403	$870,106	$951,806
Purchase obligations	185,952	89,701	61,310	153,275	490,238

(1)	This column represents the remaining nine months of 2020.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2020:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25

We intend to pay to our stockholders, within the time periods prescribed by the Internal Revenue Code of 1986, as amended (“Code”), all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay - see Note 4 in Item 1 to this Form 10-Q for further information.

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

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions (such as the impact seen recently caused by COVID-19 in the form of greater volatility in exchange rates affecting our foreign currency). In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2020, our outstanding debt totaled $7.7 billion, which consisted of fixed-rate debt of approximately $7.5 billion and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at March 31, 2020 would decrease by $15.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by less than $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by less than $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of such variable rate debt at March 31, 2020.

Foreign Currency Sensitivity

With our investments in Germany, Spain, Italy, Portugal, the United Kingdom, Switzerland, and Australia, we are subject to fluctuations in the euro, British pound, Swiss franc, and Australian dollar to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2020 operating results, a 5% change to the following exchange rates would have impacted our net income and FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact
Euro (€)	$148	$1,723
British pound (£)	745	3,680
Swiss franc (CHF)	50	653
Australian dollar (AUD $)	564	1,500

Item 4. Controls and Procedures.

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

Please review the risk factors disclosed under the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 27, 2020, in our Current Report on Form 8-K filed with the SEC on April 8, 2020, as well as the supplemental risk factor below. There have been no other material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

The current outbreak of COVID-19 could adversely impact or cause disruption to our financial condition and results of operations.

The spread of the COVID-19 virus during 2020 has caused an economic downturn on a global scale, and financial markets continue to experience significant volatility, which may adversely affect our and our tenant operators’ respective businesses, financial condition, liquidity and results of operations. We own hospitals throughout the United States, as well as in some of the hardest hit countries in Europe, including Germany, Spain, Italy and the United Kingdom. As the pandemic continues in locales around the world, hospitals have deferred non-critical surgeries and treatments to make beds available for COVID-19 patients. Such actions are often also mandated by applicable federal and local laws. The effect of deferring these treatments is immediate and includes temporary reductions in revenue for our tenant operators, while offsetting revenue from treatment of COVID-19 patients can be delayed. Moreover, as COVID-19 patients are admitted, hospitals have immediate cash needs for the physicians, nurses, equipment, drugs, and supplies that this particular illness requires. Accordingly, many operators in the hospital industry, including our tenants, are currently drawing on cash reserves and/or government support to bridge this disruption in their cash flows.

At the present time it is not possible for us to accurately predict when and for how long these changes in volumes and patient mix and spikes in cash needs will occur. In the United States, the federal government’s relief efforts include $175 billion intended to provide an influx of money to hospitals and other health care entities responding to the COVID-19 pandemic. Similar legislative initiatives have been adopted or are pending in other jurisdictions where we own healthcare properties. However, receipt of these government funds is subject to a detailed application and approval process and it is too soon to accurately predict the effect these funds may have in offsetting the cash flow disruptions experienced by our tenant operators and if or when such government funds need to be repaid. If one or more of our tenant operators are unable to pay us amounts due in a timely manner, we may be required to restructure tenants obligations to us and may not always be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect amounts owed or enforce remedies for the failure to pay. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and have limited ability to renew existing leases or sign new leases at projected rents.

The global impact of the COVID-19 pandemic continues to evolve, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to the performance, financial condition, results of operations and cash flows of our tenant operators, and thus on their continued ability to pay us rent and interest in a timely manner or at all. If our tenant operators are unable to meet their payment obligations to us, our performance, financial condition, cash flows and results of operations could be materially adversely effected, along with our ability to grow our portfolio through new investments, service our debt in accordance with our debt agreements, and make quarterly distributions to our shareholders (whether at reduced levels or at all).

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

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer (Principal Accounting Officer)

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 11, 2020