Form 10-Q
period 2020-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2020-08-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2020, Medical Properties Trust, Inc. had 528,829,474 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2020 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$9,990,860	$8,102,754
Investment in financing leases	2,078,209	2,060,302
Mortgage loans	1,339,258	1,275,022
Gross investment in real estate assets	13,408,327	11,438,078
Accumulated depreciation and amortization	(684,444)	(570,042)
Net investment in real estate assets	12,723,883	10,868,036
Cash and cash equivalents	374,962	1,462,286
Interest and rent receivables	41,321	31,357
Straight-line rent receivables	377,999	334,231
Equity investments	841,098	926,990
Other loans	792,011	544,832
Other assets	296,796	299,599
Total Assets	$15,448,070	$14,467,331
Liabilities and Equity
Liabilities
Debt, net	$7,795,890	$7,023,679
Accounts payable and accrued expenses	443,453	291,489
Deferred revenue	18,638	16,098
Obligations to tenants and other lease liabilities	122,812	107,911
Total Liabilities	8,380,793	7,439,177
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 528,641 shares at June 30, 2020 and 517,522 shares at December 31, 2019	529	518
Additional paid-in capital	7,200,203	7,008,199
Retained (deficit) earnings	(19,771)	83,012
Accumulated other comprehensive loss	(113,013)	(62,905)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	7,067,171	7,028,047
Non-controlling interests	106	107
Total Equity	7,067,277	7,028,154
Total Liabilities and Equity	$15,448,070	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Rent billed	$173,557	$110,882	$345,324	$219,480
Straight-line rent	21,151	25,136	52,572	45,787
Income from financing leases	52,489	17,386	104,925	34,666
Interest and other income	44,645	39,145	83,153	73,070
Total revenues	291,842	192,549	585,974	373,003
Expenses
Interest	80,376	52,326	161,275	102,877
Real estate depreciation and amortization	61,463	33,976	122,384	67,328
Property-related	9,985	8,290	15,557	11,356
General and administrative	32,018	22,272	65,403	45,723
Total expenses	183,842	116,864	364,619	227,284
Other income (expense)
Loss on sale of real estate	(3,101)	(147)	(1,776)	(147)
Real estate impairment charges	—	—	(19,006)	—
Earnings from equity interests	5,291	4,441	9,370	8,161
Unutilized financing fees	—	(914)	(611)	(914)
Other (including mark-to-market adjustments on equity securities)	4,291	581	(9,684)	785
Total other income (expense)	6,481	3,961	(21,707)	7,885

Income before income tax	114,481	79,646	199,648	153,604
Income tax (expense) benefit	(4,829)	274	(8,839)	2,607

Net income	109,652	79,920	190,809	156,211
Net income attributable to non-controlling interests	(184)	(482)	(349)	(951)
Net income attributable to MPT common stockholders	$109,468	$79,438	$190,460	$155,260

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.21	$0.20	$0.36	$0.40

Weighted average shares outstanding — basic	527,781	394,574	524,428	387,563
Weighted average shares outstanding — diluted	528,880	395,692	525,530	388,683

Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$109,652	$79,920	$190,809	$156,211
Other comprehensive income:
Unrealized loss on interest rate swap	(7,908)	(1,486)	(33,011)	(5,258)
Foreign currency translation gain (loss)	6,175	2,848	(17,097)	(3,070)
Total comprehensive income	107,919	81,282	140,701	147,883
Comprehensive income attributable to non-controlling interests	(184)	(482)	(349)	(951)
Comprehensive income attributable to MPT common stockholders	$107,735	$80,800	$140,352	$146,932

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510
Net income	—	—	—	—	—	109,468	—	—	184	109,652
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7,908)	—	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	—	6,175
Stock vesting and amortization of stock-based compensation	—	—	189	1	12,191	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	—	—	6,017	6	108,099	—	—	—	—	108,105
Dividends declared ($0.27 per common share)	—	—	—	—	—	(143,264)	—	—	—	(143,264)
Balance at June 30, 2020	—	$—	528,641	$529	$7,200,203	$(19,771)	$(113,013)	$(777)	$106	$7,067,277

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476
Net income	—	—	—	—	—	79,438	—	—	482	79,920
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(1,486)	—	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	—	2,848
Stock vesting and amortization of stock-based compensation	—	—	119	—	6,317	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	—	—	2,467	2	45,321	—	—	—	—	45,323
Dividends declared ($0.25 per common share)	—	—	—	—	—	(99,093)	—	—	—	(99,093)
Balance at June 30, 2019	—	$—	394,425	$394	$4,855,310	$121,772	$(66,530)	$(777)	$13,466	$4,923,635

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$190,809	$156,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,215	69,430
Amortization of deferred financing costs and debt discount	6,438	3,816
Straight-line rent revenue and other	(96,730)	(54,070)
Share-based compensation	22,228	13,032
Loss from sale of real estate and other	1,776	147
Impairment charges	19,006	—
Straight-line rent and other write-off, net of tax	26,958	3,002
Unutilized financing costs	611	914
Pre-acquisition rent collected - Circle Transaction	(35,020)	—
Other adjustments	12,373	12,774
Changes in:
Interest and rent receivables	186	(265)
Accounts payable and accrued expenses	12,216	(6,885)
Net cash provided by operating activities	289,066	198,106
Investing activities
Cash paid for acquisitions and other related investments	(2,226,302)	(1,402,315)
Net proceeds from sale of real estate	78,764	3,449
Principal received on loans receivable	—	420
Investment in loans receivable	(62,064)	(2,992)
Other investments, net	29,322	(205,473)
Net cash used for investing activities	(2,180,280)	(1,606,911)
Financing activities
Proceeds from term debt	915,950	837,240
Revolving credit facilities, net	—	12,976
Dividends paid	(279,741)	(192,582)
Lease deposits and other obligations to tenants	5,001	3,485
Proceeds from sale of common shares, net of offering costs	169,787	399,353
Payment of deferred financing costs and other financing activities	(7,005)	(9,432)
Net cash provided by financing activities	803,992	1,051,040
Decrease in cash, cash equivalents, and restricted cash for period	(1,087,222)	(357,765)
Effect of exchange rate changes	155	(8,050)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$380,924	$456,610
Interest paid	$147,502	$97,184
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$143,264	$99,093
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$374,962	$451,652
Restricted cash, included in Other assets	5,962	4,958
	$380,924	$456,610

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$9,990,860	$8,102,754
Investment in financing leases	2,078,209	2,060,302
Mortgage loans	1,339,258	1,275,022
Gross investment in real estate assets	13,408,327	11,438,078
Accumulated depreciation and amortization	(684,444)	(570,042)
Net investment in real estate assets	12,723,883	10,868,036
Cash and cash equivalents	374,962	1,462,286
Interest and rent receivables	41,321	31,357
Straight-line rent receivables	377,999	334,231
Equity investments	841,098	926,990
Other loans	792,011	544,832
Other assets	296,796	299,599
Total Assets	$15,448,070	$14,467,331
Liabilities and Capital
Liabilities
Debt, net	$7,795,890	$7,023,679
Accounts payable and accrued expenses	299,861	152,999
Deferred revenue	18,638	16,098
Obligations to tenants and other lease liabilities	122,812	107,911
Payable due to Medical Properties Trust, Inc.	143,202	138,100
Total Liabilities	8,380,403	7,438,787
Capital
General Partner — issued and outstanding — 5,287 units at June 30, 2020 and 5,176 units at December 31, 2019	71,831	70,939
Limited Partners:
Common units — issued and outstanding — 523,354 units at June 30, 2020 and 512,346 units at December 31, 2019	7,108,743	7,020,403
LTIP units — issued and outstanding — 232 units at June 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(113,013)	(62,905)
Total MPT Operating Partnership, L.P. capital	7,067,561	7,028,437
Non-controlling interests	106	107
Total Capital	7,067,667	7,028,544
Total Liabilities and Capital	$15,448,070	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2020	2019	2020	2019
Revenues
Rent billed	$173,557	$110,882	$345,324	$219,480
Straight-line rent	21,151	25,136	52,572	45,787
Income from financing leases	52,489	17,386	104,925	34,666
Interest and other income	44,645	39,145	83,153	73,070
Total revenues	291,842	192,549	585,974	373,003
Expenses
Interest	80,376	52,326	161,275	102,877
Real estate depreciation and amortization	61,463	33,976	122,384	67,328
Property-related	9,985	8,290	15,557	11,356
General and administrative	32,018	22,272	65,403	45,723
Total expenses	183,842	116,864	364,619	227,284
Other income (expense)
Loss on sale of real estate	(3,101)	(147)	(1,776)	(147)
Real estate impairment charges	—	—	(19,006)	—
Earnings from equity interests	5,291	4,441	9,370	8,161
Unutilized financing fees	—	(914)	(611)	(914)
Other (including mark-to-market adjustments on equity securities)	4,291	581	(9,684)	785
Total other income (expense)	6,481	3,961	(21,707)	7,885

Income before income tax	114,481	79,646	199,648	153,604
Income tax (expense) benefit	(4,829)	274	(8,839)	2,607

Net income	109,652	79,920	190,809	156,211
Net income attributable to non-controlling interests	(184)	(482)	(349)	(951)
Net income attributable to MPT Operating Partnership partners	$109,468	$79,438	$190,460	$155,260

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.21	$0.20	$0.36	$0.40

Weighted average units outstanding — basic	527,781	394,574	524,428	387,563
Weighted average units outstanding — diluted	528,880	395,692	525,530	388,683

Dividends declared per unit	$0.27	$0.25	$0.54	$0.50

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$109,652	$79,920	$190,809	$156,211
Other comprehensive income:
Unrealized loss on interest rate swap	(7,908)	(1,486)	(33,011)	(5,258)
Foreign currency translation gain (loss)	6,175	2,848	(17,097)	(3,070)
Total comprehensive income	107,919	81,282	140,701	147,883
Comprehensive income attributable to non-controlling interests	(184)	(482)	(349)	(951)
Comprehensive income attributable to MPT Operating Partnership partners	$107,735	$80,800	$140,352	$146,932

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900
Net income	—	1,095	—	108,373	—	—	—	184	109,652
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7,908)	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	6,175
Unit vesting and amortization of unit-based compensation	2	122	187	12,070	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	60	1,081	5,957	107,024	—	—	—	—	108,105
Distributions declared ($0.27 per unit)	—	(1,433)	—	(141,831)	—	—	—	—	(143,264)
Balance at June 30, 2020	5,287	$71,831	523,354	$7,108,743	232	$—	$(113,013)	$106	$7,067,667

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866
Net income	—	794	—	78,644	—	—	—	482	79,920
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(1,486)	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	2,848
Unit vesting and amortization of unit-based compensation	1	63	118	6,254	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	25	453	2,442	44,870	—	—	—	—	45,323
Distributions declared ($0.25 per unit)	—	(991)	—	(98,102)	—	—	—	—	(99,093)
Balance at June 30, 2019	3,944	$49,797	390,481	$4,927,292	232	$—	$(66,530)	$13,466	$4,924,025

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$190,809	$156,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,215	69,430
Amortization of deferred financing costs and debt discount	6,438	3,816
Straight-line rent revenue and other	(96,730)	(54,070)
Unit-based compensation	22,228	13,032
Loss from sale of real estate and other	1,776	147
Impairment charges	19,006	—
Straight-line rent and other write-off, net of tax	26,958	3,002
Unutilized financing costs	611	914
Pre-acquisition rent collected - Circle Transaction	(35,020)	—
Other adjustments	12,373	12,774
Changes in:
Interest and rent receivables	186	(265)
Accounts payable and accrued expenses	12,216	(6,885)
Net cash provided by operating activities	289,066	198,106
Investing activities
Cash paid for acquisitions and other related investments	(2,226,302)	(1,402,315)
Net proceeds from sale of real estate	78,764	3,449
Principal received on loans receivable	—	420
Investment in loans receivable	(62,064)	(2,992)
Other investments, net	29,322	(205,473)
Net cash used for investing activities	(2,180,280)	(1,606,911)
Financing activities
Proceeds from term debt	915,950	837,240
Revolving credit facilities, net	—	12,976
Distributions paid	(279,741)	(192,582)
Lease deposits and other obligations to tenants	5,001	3,485
Proceeds from sale of units, net of offering costs	169,787	399,353
Payment of deferred financing costs and other financing activities	(7,005)	(9,432)
Net cash provided by financing activities	803,992	1,051,040
Decrease in cash, cash equivalents, and restricted cash for period	(1,087,222)	(357,765)
Effect of exchange rate changes	155	(8,050)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$380,924	$456,610
Interest paid	$147,502	$97,184
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$143,264	$99,093
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$374,962	$451,652
Restricted cash, included in Other assets	5,962	4,958
	$380,924	$456,610

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2020, we have investments in 387 facilities in 34 states in the U.S., in six countries in Europe, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first half of 2020, the global outbreak of a novel coronavirus, or COVID-19, has spread all over the world including countries where we own and lease facilities. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the U.S., have declared national emergencies with respect to COVID-19. As the global impact of the outbreak evolved, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade- including requiring medically necessary elective surgeries at hospitals to be deferred. Although hospitals are back accepting patients and performing medically necessary elective surgeries, many of these trade restrictions are still in place. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). However, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 cannot be predicted with 100% confidence, particularly given we are still learning the full scope, severity, and duration of the pandemic and the actions needed to contain the pandemic or mitigate its impact. This makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the potential impact of COVID-19. Actual results may ultimately differ from our estimates.

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

Pursuant to ASU 2016-13, we grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include investment in financing leases and mortgage loans, as all are secured by the underlying real estate among other collateral. The unsecured instruments include acquisition, working capital, and shareholder loans. Within these two major pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history of credit losses incurred on similar instruments. We used an historical period of time in determining such loss rates that closely matches the remaining terms of the financial instruments being analyzed in the respective pools, since our underwriting process has been consistent over this time. Finally, we made specific modifications for current trends, as appropriate.

Upon adoption of this standard, we recorded a credit loss reserve of $8.4 million with the effect recorded in equity as a cumulative effect of a change in accounting principle.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

3. Real Estate and Lending Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2020	2019

Land and land improvements	$265,991	$242,682
Buildings	1,608,771	784,184
Intangible lease assets — subject to amortization (weighted average useful life 30.8 years for 2020 and 18.5 years for 2019)	231,774	91,050
Equity investments	—	284,399
Mortgage loans	47,641	—
Other assets	1,328	—
Other loans	205,000	—
Liabilities assumed	(134,203)	—
Total	$2,226,302	$1,402,315

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”). In a related transaction, affiliates of Circle Health Ltd. (“Circle”) entered into definitive agreements to acquire BMI and assume operations of its 52 facilities in the United Kingdom subject to customary regulatory conditions. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Once final regulatory approval was received in the 2020 second quarter, these 30 leases with Circle were amended (effective June 16, 2020) to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other Transactions

On June 24, 2020, we originated a CHF 45 million secured loan to Infracore SA (“Infracore”).

On May 13, 2020, we formed a joint venture for the purpose of investing in the operations of international hospitals. As part of the formation, we originated a $205 million acquisition loan. We have a 49% interest in this joint venture and are accounting for our investment using the fair value option election. The joint venture simultaneously purchased from Steward Health Care, Inc.

(“Steward”) the rights and existing assets related to all present and future international opportunities previously owned by Steward for strategic, regulatory, and risk management purposes.

2019 Activity

On June 10, 2019, we acquired seven community hospitals in Kansas for approximately $145.4 million. The properties are leased to an affiliate of Saint Luke’s Health System (“SLHS”) pursuant to seven individual in-place leases that had an average remaining lease term of 14 years upon our acquisition. The leases provide for fixed escalations every five years and include two five-year extension options. All seven hospitals were constructed in either 2018 or 2019, and the leases are guaranteed by SLHS.

On June 6, 2019, we acquired 11 hospitals in Australia for a purchase price of approximately AUD $1.2 billion plus stamp duties and registration fees of AUD $66.6 million. The properties are leased to Healthscope, Ltd. (“Healthscope”), pursuant to master lease agreements that had an average initial term of 20 years, upon our acquisition, with annual fixed escalations and multiple extension options. Healthscope was acquired in a simultaneous transaction by Brookfield Business Partners L.P. and certain of its institutional partners.

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment was effected through our purchase of a stake in a Swiss healthcare real estate company, Infracore, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases that had an average 23-year remaining term upon our acquisition and are subject to annual escalation provisions. We are accounting for our 40% interest in this joint venture under the equity method. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019 that we are marking to fair value through income each quarter.

Other acquisitions throughout the first half of 2019 included two acute care hospitals and one inpatient rehabilitation hospital for an aggregate investment of approximately $80 million.

Development Activities

On May 15, 2020, we agreed to finance the development of and lease an inpatient rehabilitation facility in Bakersfield, California for $47.9 million. This facility will be leased to Ernest Health, Inc. (“Ernest”) and is expected to commence rent in the fourth quarter of 2021.

During the 2020 second quarter, we completed construction on one general acute care facility and one inpatient rehabilitation facility, both located in Birmingham, England. We began recognizing revenue on these two properties on June 29, 2020. These facilities are being leased to Circle pursuant to a long-term lease.

During the 2020 first quarter, we completed construction and began recording rental income on a general acute care facility located in Idaho Falls, Idaho. This facility commenced rent on January 21, 2020 and is being leased to Surgery Partners, Inc. pursuant to an existing long-term lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2020	Estimated Rent Commencement Date
NeuroPsychiatric Hospitals (Houston, Texas)	$27,500	$16,586	4Q 2020
Ernest (Bakersfield, California)	47,929	11,088	4Q 2021
	$75,429	$27,674

Disposals

During the first half of 2020, we completed the disposition of five facilities and four ancillary properties for approximately $79 million. The transactions resulted in a net loss on real estate of $1.8 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms ranging from 10 to 20 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 97% of our leases provide annual rent escalations based on increases in Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $216.3 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repairs/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases, all of our leases are classified as operating leases.

At June 30, 2020, leases on 14 Ernest facilities and ten Prime Healthcare Services, Inc. (“Prime”) facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Minimum lease payments receivable	$1,853,967	$1,884,921
Estimated residual values	394,195	394,195
Less: Unearned income and allowance for credit loss	(1,584,334)	(1,618,252)
Net investment in direct financing leases	663,828	660,864
Other financing leases (net of allowance for credit loss)	1,414,381	1,399,438
Total investment in financing leases	$2,078,209	$2,060,302

Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants’ business during the first six months of 2020, we agreed to defer approximately 2% of our rent. The amount of this deferral is approximately $7 million as of June 30, 2020. Pursuant to our agreements with the tenants, we expect such deferred rent to be paid over specified periods with interest. Although we expect similar deferrals for third quarter rent, all of our rent and interest is expected to be paid on time starting October 1, 2020.

Adeptus Health

Due to a decline in operating results of 20 freestanding emergency facilities and one acute care facility caused by a reduction in volumes from COVID-19 and other factors, we entered into agreements to sever the remaining leases with Adeptus Health, Inc. (“Adeptus”), despite being current on their rent obligations. As a result, we recorded an approximately $20 million net charge, primarily all of which was for the write off of straight-line rent, partially offset by approximately $9 million of proceeds received from a letter of credit in the first half of 2020. Additionally, we recorded a $9.9 million real estate impairment charge on these severed facilities in the first half of 2020. At June 30, 2020, we no longer lease any properties to Adeptus and our net book value on those properties that were previously leased to Adeptus but are currently vacant approximates less than 1% of our total assets. At June 30, 2020, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any impairment in future periods.

Alecto Facilities

At June 30, 2020, we lease one acute care facility to Alecto Healthcare Services LLC (“Alecto”) and have a mortgage loan on a second property, representing less than 0.4% of our total assets. During the second quarter of 2020, we re-leased one acute care facility to West Virginia University and sold another facility previously leased to Alecto. In addition, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge in the first quarter of 2020.

Loans

The following is a summary of our loans (net of allowance for credit loss in 2020):

(in thousands)	As of June 30, 2020	As of December 31, 2019
Mortgage loans	$1,339,258	$1,275,022
Acquisition loans	330,792	123,893
Other loans	461,219	420,939
Total	$2,131,269	$1,819,854

The increase in acquisition loans relates to the $205 million loan to the new joint venture described under “New Investments” in this same Note 3.

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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At June 30, 2020, our largest investment in any single property approximated 3% of our total assets, similar to December 31, 2019.
2)

Operator concentration – For the six months ended June 30, 2020, revenue from Steward, Prospect, Circle, and Prime represented 31%, 13%, 12%, and 11% of our total revenues, respectively. In comparison, Steward and Prime represented 47% and 17%, respectively, of our total revenues for the first six months of 2019, while Prospect and Circle, collectively, represented less than 1%. At June 30, 2020 and December 31, 2019, our lease concentration in any one tenant relationship was less than 20% of our total assets.

3)

Geographic concentration – At June 30, 2020, investments in the U.S., Europe, and Australia represented approximately 70%, 25%, and 5%, respectively, of our total assets, compared to 74%, 20%, and 6% at December 31, 2019.

4)

Facility type concentration – For the six months ended June 30, 2020, approximately 88% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 9% and 3%, respectively. These percentages are similar to those for the first six months of 2019.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2020	As of December 31, 2019
Revolving credit facility	$—	$—
Term loan	200,000	200,000
British pound sterling term loan(A)	868,070	—
Australian term loan facility(A)	828,360	842,520
4.000% Senior Unsecured Notes due 2022(A)	561,700	560,650
2.550% Senior Unsecured Notes due 2023(A)	496,040	530,280
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(A)	561,700	560,650
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(A)	744,060	795,420
4.625% Senior Unsecured Notes due 2029	900,000	900,000
	$7,859,930	$7,089,520
Debt issue costs and discount, net	(64,040)	(65,841)
	$7,795,890	$7,023,679

(A)	Non-U.S. dollar denominated debt that reflects the exchange rate at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2020	$—
2021	—
2022	761,700
2023	496,040
2024	1,628,360
Thereafter	4,973,830
Total	$7,859,930

2020 Activity

British Pound Sterling Term Loan

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan facility with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as the lender. The term loan facility matures on January 15, 2025. We used the proceeds under the facility to help finance our acquisition of the Circle transaction described in Note 3. The applicable margin under the term loan is adjustable based on a pricing grid from 0.85% to 1.65% dependent on our current credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on our credit rating) is 1.25% for an all-in fixed rate of 1.95%.

2019 Activity

Australian Term Loan Facility

On May 23, 2019, we entered into an AUD $1.2 billion term loan facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as the lender. The term loan facility matures on May 23, 2024. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on our credit rating) is 1.25% for an all-in fixed rate of 2.45%.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2020, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2020, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the first half of 2020, we sold 8.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $170 million; while, in the first half of 2019, we sold 22.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $399 million.

MPT Operating Partnership, L.P.

At June 30, 2020, the company has a 99.9% ownership interest in the Operating Partnership, with the remainder owned by two other partners, who are employees.

During the six months ended June 30, 2020 and 2019, the Operating Partnership issued approximately 8.6 million and 22.6 million units, respectively, in direct response to the common stock at-the-market offerings by Medical Properties Trust, Inc. during the same periods.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 8.4 million shares remain available for future stock awards as of June 30, 2020. Share-based compensation expense totaled $22.2 million and $13.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	June 30, 2020		December 31, 2019
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$41,321	$40,496	$31,357	$30,472
Loans(1)	1,811,269	1,879,511	1,704,854	1,742,153
Debt, net	(7,795,890)	(7,935,142)	(7,023,679)	(7,331,816)
(1)

Excludes $115 million of mortgage loans related to Ernest and the $205 million acquisition loan to the new joint venture discussed in Note 3 that are recorded at fair value (which is equal to their book value) based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019
Numerator:
Net income	$109,652	$79,920
Non-controlling interests’ share in net income	(184)	(482)
Participating securities’ share in earnings	(487)	(446)
Net income, less participating securities’ share in earnings	$108,981	$78,992
Denominator:
Basic weighted-average common shares	527,781	394,574
Dilutive potential common shares	1,099	1,118
Dilutive weighted-average common shares	528,880	395,692

	For the Six Months Ended June 30,
	2020	2019
Numerator:
Net income	$190,809	$156,211
Non-controlling interests’ share in net income	(349)	(951)
Participating securities’ share in earnings	(951)	(922)
Net income, less participating securities’ share in earnings	$189,509	$154,338
Denominator:
Basic weighted-average common shares	524,428	387,563
Dilutive potential common shares	1,102	1,120
Dilutive weighted-average common shares	525,530	388,683

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019
Numerator:
Net income	$109,652	$79,920
Non-controlling interests’ share in net income	(184)	(482)
Participating securities’ share in earnings	(487)	(446)
Net income, less participating securities’ share in earnings	$108,981	$78,992
Denominator:
Basic weighted-average units	527,781	394,574
Dilutive potential units	1,099	1,118
Diluted weighted-average units	528,880	395,692

	For the Six Months Ended June 30,
	2020	2019
Numerator:
Net income	$190,809	$156,211
Non-controlling interests’ share in net income	(349)	(951)
Participating securities’ share in earnings	(951)	(922)
Net income, less participating securities’ share in earnings	$189,509	$154,338
Denominator:
Basic weighted-average units	524,428	387,563
Dilutive potential units	1,102	1,120
Diluted weighted-average units	525,530	388,683

9. Commitments and Contingencies

Commitments

We entered into agreements to invest $300 million for the purpose of acquiring the real estate of St. Francis Medical Center in Lynwood, California. This acute care facility is expected to be leased to Prime.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

On July 7, 2020, we acquired the fee simple real estate of two general acute care hospitals located in the Salt Lake City, Utah area, Davis Hospital & Medical Center and Jordan Valley Medical Center, in exchange for the reduction of the mortgage loans made to Steward and additional cash consideration of $200 million based on their relative fair value. The approximate $950 million investment in the Davis and Jordan Valley facilities is now subject to the Steward master lease.

Our five San Antonio, Texas free standing emergency facilities (with a total investment of approximately $30 million) have been re-leased to Methodist Healthcare System of San Antonio, a joint venture between HCA Healthcare and Methodist Healthcare Ministries of South Texas on July 24, 2020, pursuant to a long-term master lease. These properties were previously leased to Steward.

Other acquisitions subsequent to June 30, 2020 included one inpatient rehabilitation hospital and one general acute care hospital. The inpatient rehabilitation facility, located in Dahlen, Germany, was acquired on August 5 for €12.5 million and is leased to MEDIAN Kliniken S.à.r.l. pursuant to the existing master lease. The general acute care facility, located in Darlington, United Kingdom, was acquired on August 7 for £29.4 million and is leased to Circle pursuant to the existing master lease.

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

During the first six months of 2020, COVID-19’s impact on our business was limited as we received approximately 98% of our rent and interest payments in a timely manner. For the 2% not collected, we have agreements in place to collect such deferred amounts plus interest. Our tenants were impacted by the governmental mandates to defer elective surgeries, the takeover of certain facilities by the government in certain countries like the United Kingdom, and the overall downturn in the economy in general. We currently expect to receive a similar amount of our rent and interest in the third quarter as we did in the second quarter but then expect all rent and interest to be collected timely starting in October 2020. However, no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover.

Forward-Looking Statements.

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

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
•

the impact of COVID-19 on our business, our joint ventures, and the business of our tenants/borrowers and the economy in general and other factors that may affect our business, our joint ventures, or that of our tenants/borrowers that are beyond our control, including natural disasters, other health crises, or pandemics along with each individual government’s actions to such matters;

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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, and rehabilitative care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions (such as the impact caused by COVID-19 in the form of requirements to defer elective surgeries, government takeover of facilities in certain of our international locations, and overall negative impact to the economy in general) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key factors, changes to which we believe may provide early indications of conditions that may affect the level of risk in our portfolio.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2020, there were no material changes to these policies except for those described in Note 2 to our condensed consolidated financial statements.

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

At June 30, 2020, our portfolio consisted of 387 properties leased or loaned to 44 operators, of which two are under development and 13 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. At June 30, 2020, all of our investments are located in the U.S., Europe, and Australia. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2020	% of Total	As of December 31, 2019	% of Total
Real estate owned (gross)	$12,041,395	77.9%	$9,994,844	69.1%
Mortgage loans	1,339,258	8.7%	1,275,022	8.8%
Other loans	792,011	5.1%	544,832	3.8%
Construction in progress	27,674	0.2%	168,212	1.2%
Cash and cash equivalents	374,962	2.4%	1,462,286	10.1%
Equity investments	841,098	5.4%	926,990	6.4%
Other	31,672	0.3%	95,145	0.6%
Total assets	$15,448,070	100.0%	$14,467,331	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in “Reconciliation of Non-GAAP Financial Measures”), our concentration as of June 30, 2020 as compared to December 31, 2019 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of June 30, 2020		As of December 31, 2019
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$4,205,056	24.3%	$4,052,162	24.5%
Circle	2,135,865	12.4%	2,152,951	13.0%
Prospect	1,577,552	9.1%	1,563,642	9.5%
Prime	1,445,557	8.4%	1,144,705	6.9%
LifePoint Health, Inc. ("LifePoint")	1,202,435	7.0%	1,202,319	7.3%
Other operators	5,995,289	34.7%	5,509,952	33.4%
Other assets	716,118	4.1%	903,543	5.4%
Total	$17,277,872	100.0%	$16,529,274	100.0%

Total Pro Forma Gross Assets by U.S. State and Country

	As of June 30, 2020		As of December 31, 2019
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
California	$1,650,520	9.6%	$1,298,244	7.9%
Texas	1,622,600	9.4%	1,390,835	8.4%
Massachusetts	1,497,182	8.7%	1,497,182	9.1%
Utah	1,286,423	7.4%	1,087,743	6.6%
Pennsylvania	858,853	5.0%	905,887	5.5%
All other states	4,007,474	23.2%	4,022,909	24.2%
Other domestic assets	623,716	3.6%	798,990	4.8%
Total U.S.	$11,546,768	66.9%	$11,001,790	66.5%
United Kingdom	$2,570,106	14.9%	$2,617,158	15.8%
Germany	1,225,378	7.1%	1,117,539	6.8%
Australia	898,328	5.2%	897,915	5.4%
Switzerland	611,796	3.5%	505,172	3.1%
Spain	202,042	1.2%	159,451	1.0%
All other countries	131,052	0.7%	125,696	0.8%
Other international assets	92,402	0.5%	104,553	0.6%
Total international	$5,731,104	33.1%	$5,527,484	33.5%
Grand total	$17,277,872	100.0%	$16,529,274	100.0%

On an individual property basis, our largest investment in any single property approximated 3% of our total pro forma gross assets as of June 30, 2020.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the six months ended June 30, 2020 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenue by Operator

	For the Six Months Ended June 30,
	2020		2019
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$179,780	28.2%	$176,290	43.0%
Prospect	76,500	12.0%	—	—%
Circle	68,030	10.7%	2,597	0.6%
Prime	64,381	10.1%	63,996	15.6%
LifePoint	53,198	8.4%	22,960	5.6%
Other operators	194,575	30.6%	144,047	35.2%
Total	$636,464	100.0%	$409,890	100.0%

Total Adjusted Revenue by U.S. State and Country

	For the Six Months Ended June 30,
	2020		2019
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
California	$70,339	11.1%	$32,362	7.9%
Massachusetts	69,946	11.0%	68,553	16.7%
Texas	48,674	7.7%	58,504	14.3%
Utah	45,705	7.2%	43,409	10.6%
Pennsylvania	38,606	6.1%	7,577	1.9%
All other states	187,453	29.3%	139,071	33.9%
Total U.S.	$460,723	72.4%	$349,476	85.3%
United Kingdom	$80,891	12.7%	$2,597	0.6%
Germany	47,445	7.5%	48,326	11.8%
All other countries	47,405	7.4%	9,491	2.3%
Total international	$175,741	27.6%	$60,414	14.7%
Grand total	$636,464	100.0%	$409,890	100.0%

Total Adjusted Revenue by Facility Type

	For the Six Months Ended June 30,
	2020		2019
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$538,040	84.5%	$326,677	79.7%
Rehabilitation hospitals	81,295	12.8%	68,555	16.7%
Long-term acute care hospitals	17,129	2.7%	14,658	3.6%
Total	$636,464	100.0%	$409,890	100.0%

Results of Operations

Three Months Ended June 30, 2020 Compared to June 30, 2019

Net income for the three months ended June 30, 2020, was $109.5 million, compared to $79.4 million for the three months ended June 30, 2019. This increase is due to incremental revenue from new investments made in 2019 and additional revenue from the Circle transaction in January 2020, partially offset by higher interest (from additional debt to partially finance these new investments) and depreciation expense along with additional general and administrative costs due to the growth of the company. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $199.6 million for the 2020 second quarter as compared to $120.9 million for the 2019 second quarter. Similar to net income, this increase in FFO is primarily due to incremental revenue from new investments in 2019 and early 2020.

A comparison of revenues for the three month periods ended June 30, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020	% of Total	2019	% of Total	Year over Year Change
Rent billed	$173,557	59.5%	$110,882	57.6%	56.5%
Straight-line rent	21,151	7.2%	25,136	13.1%	-15.9%
Income from financing leases	52,489	18.0%	17,386	9.0%	201.9%
Interest and other income	44,645	15.3%	39,145	20.3%	14.1%
Total revenues	$291,842	100.0%	$192,549	100.0%	51.6%

Our total revenue for the 2020 second quarter is up $99.3 million, or 52%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $58.7 million over the prior year of which approximately $75.3 million is incremental revenue from acquisitions made post June 30, 2019 ($33.8 million of which relates to the Circle acquisition in January 2020 as described in Note 3 to the condensed consolidated financial statements and $15.1 million of which relates to the LifePoint acquisition completed in the fourth quarter of 2019) and $2.7 million is from the commencement of rent on the Idaho Falls development property. This increase is partially offset by an $11.9 million write-off of straight-line rent on Adeptus facilities (as described in Note 3), an approximate $5 million write-off of straight-line rent on one Steward facility that was sold during the second quarter, and approximately $0.4 million from unfavorable foreign currency fluctuations.

-

As discussed in Note 3 to Item 1 of the Form 10-Q, we received final regulatory approval of the Circle/BMI lease variations and amended such leases accordingly on June 16, 2020. We expect our operating lease revenue from these leases to improve by approximately $8 million in the third quarter versus the 2020 second quarter with a full quarter of such lease variations in place.

•	Income from financing leases – up $35.1 million due to $34.8 million of revenue from the Prospect acquisition in the 2019 third quarter.
•

Interest and other income (including $5.2 million in the 2020 second quarter to gross up the tenant reimbursement of certain expenses) – up $5.5 million from the prior year due to approximately $6 million of incremental revenue earned on new loan investments, including $3.1 million related to Prospect loans made in August 2019 and $2.1 million earned on the loan made to the new international joint venture in May 2020 (see Note 3 for additional details), and $0.9 million from annual escalations in interest rates in accordance with loan provisions. This increase is partially offset by $0.1 million from unfavorable foreign currency fluctuations.

Interest expense for the quarters ended June 30, 2020 and 2019 totaled $80.4 million and $52.3 million, respectively. This increase is primarily related to new debt issuances post June 30, 2019 to fund new investments, including the £700 million term loan issued in January 2020, the £1 billion senior unsecured notes issued in December 2019, and the $900 million of senior unsecured notes issued in July 2019. In the 2019 second quarter, we incurred $0.9 million of accelerated commitment fee amortization expense associated with the new Australian term loan facility. No such expense was incurred in the 2020 second quarter. Our weighted-average interest rate was 3.9% for the three months ended June 30, 2020, as compared to 4.7% in the same period in 2019.

Real estate depreciation and amortization during the second quarter of 2020 increased to $61.5 million from $34.0 million in 2019 due to new investments made after June 30, 2019.

Property-related expenses totaled $10.0 million and $8.3 million for the quarters ended June 30, 2020 and 2019, respectively. This increase is primarily due to property taxes incurred related to the severed Adeptus properties as described in Note 3 to the condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses represent 11.0% for the 2020 second quarter, which is lower than the 11.6% in the prior year. On a dollar basis, general and administrative expenses totaled $32.0 million for the 2020 second quarter, which is a $9.7 million increase from the prior year second quarter. Of this increase, $6.7 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, along with our largest ever one-time acquisition in January 2020, we believe it is more likely that certain performance awards will be earned and have adjusted our stock compensation expense accordingly. The balance of the increase is primarily related to other corporate expenses, which are higher due to the growth of the company.

During the three months ended June 30, 2020, we disposed of three facilities and two ancillary properties resulting in a net loss of $3.1 million.

Earnings from equity interests was $5.3 million for the quarter ended June 30, 2020, up $0.9 million from the same period in 2019 due to our investments in Infracore and HM Hospitales made in the second and fourth quarters of 2019, respectively.

Other income of $4.3 million for the second quarter of 2020 was generated primarily from non-cash fair value adjustments related to the marking of our investment in Aevis Victoria SA stock to market. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense typically includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $4.8 million income tax expense for the three months ended June 30, 2020 is primarily from our investments in the United Kingdom, particularly the recent Circle/BMI transaction. In comparison, we recorded a $0.3 million income tax benefit in the second quarter of 2019 from one-time tax benefits recognized by our domestic TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of $29.9 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

Six Months Ended June 30, 2020 Compared to June 30, 2019

Net income for the six months ended June 30, 2020, was $190.5 million, compared to $155.3 million for the six months ended June 30, 2019. This increase is due to incremental revenue from new investments made in 2019 and additional revenue from the Circle transaction in January 2020, partially offset by $58 million in increased interest expense from new debt incurred to partially fund those new investments, $55 million of higher depreciation expense, and about $30 million in non-cash impairment charges and fair value adjustments on equity securities along with higher general and administrative and income tax expenses due to the growth of the company. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $390.8 million for the first six months of 2020 as compared to $238.7 million for the first six months of 2019. Similar to net income, this increase in FFO is primarily due to incremental revenue from new investments post June 30, 2019.

A comparison of revenues for the six month periods ended June 30, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020	% of Total	2019	% of Total	Year over Year Change
Rent billed	$345,324	58.9%	$219,480	58.8%	57.3%
Straight-line rent	52,572	9.0%	45,787	12.3%	14.8%
Income from financing leases	104,925	17.9%	34,666	9.3%	202.7%
Interest and other income	83,153	14.2%	73,070	19.6%	13.8%
Total revenues	$585,974	100.0%	$373,003	100.0%	57.1%

Our total revenue for the first six months of 2020 is up $213.0 million, or 57%, from the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $132.6 million over the prior year of which approximately $152.7 million is incremental revenue from acquisitions made post June 30, 2019 ($64.2 million of which relates to the Circle acquisition as described in Note 3 to the condensed consolidated financial statements and $30.2 million of which relates to the LifePoint acquisition completed in the fourth quarter of 2019) and $4.7 million is from the commencement of rent on the Idaho Falls development property. This increase is partially offset by more straight-line rent write-offs than in 2019 (as described in Note 3 to the condensed consolidated financial statements) and approximately $0.5 million from unfavorable foreign currency fluctuations.

-

As discussed in Note 3 to the condensed consolidated financial statements, we received final regulatory approval of the Circle/BMI lease variations and amended such leases accordingly on June 16, 2020. If such amended leases were in place at the closing date of our acquisition on January 8, 2020, lease revenue would have been approximately $17 million higher in the first half of 2020.

•	Income from financing leases – up $70.3 million due to $69.6 million of revenue from the Prospect acquisition in the 2019 third quarter.
•	Interest and other income – up $10.1 million from the prior year due to the following:
-

Interest from loans – up $10.9 million over the prior year due to approximately $9.3 million of incremental revenue earned on new loan investments, including $6.1 million related to Prospect loans made in August 2019 and $2.1 million earned on the loan made to the new international joint venture in May 2020 (see Note 3 for additional details), and $1.9 million from our annual escalations in interest rates in accordance with loan provisions. This increase is partially offset by $0.2 million from unfavorable foreign currency fluctuations.

-

Other income – down $0.8 million from the prior year due to an approximate $1 million write-off of straight-line rent related to ground leases on certain Adeptus facilities in the first quarter of 2020 (as described in Note 3 to condensed consolidated financial statements).

Interest expense for the six months ended June 30, 2020 and 2019, totaled $161.3 million and $102.9 million, respectively. This increase is primarily related to new debt issuances post June 30, 2019 including the £700 million term loan issued in January 2020, the £1 billion senior unsecured notes issued in December 2019, and the $900 million of senior unsecured notes issued in July 2019. In addition, we incurred $0.6 million of accelerated commitment fee amortization expense associated with our GBP term loan facility in the first six months of 2020 and $0.9 million of similar expense associated with our Australian term loan facility in the first six months of 2019. Our weighted-average interest rate was 4.0% for the six months ended June 30, 2020, as compared to 4.7% in the same period in 2019.

Real estate depreciation and amortization during the first six months of 2020 increased to $122.4 million from $67.3 million in the same period of 2019, due to new investments made after June 30, 2019.

Property-related expenses totaled $15.6 million and $11.4 million for the six months ended June 30, 2020 and 2019, respectively. This increase is primarily due to property taxes and other expenses incurred on the severed Adeptus properties in the first half of 2020 and the two Alecto properties that were disposed of in the second quarter of 2020 (as described in Note 3 to the condensed consolidated financial statements).

As a percentage of revenue, general and administrative expenses represent 11.2% for the first six months of 2020, a decline from the 12.3% in the prior year same period. On a dollar basis, general and administrative expenses totaled $65.4 million for the first six months of 2020, which is a $19.7 million increase from the same period of 2019. Of this increase, $12.6 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, along with our largest ever one-time acquisition in January 2020, we believe it is more likely that certain performance awards will be earned and have adjusted our stock compensation expense accordingly. The balance of the increase is primarily related to other corporate expenses, which are higher due to the growth of the company.

During the six months ended June 30, 2020, we disposed of five facilities and four ancillary properties resulting in a net loss of $1.8 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus properties and one Alecto facility in the first quarter of 2020 (see Note 3 to condensed consolidated financial statements for further details).

Earnings from equity interests was $9.4 million for the first six months of 2020, up $1.2 million from the same period of 2019, primarily due to our investments in Infracore and HM Hospitales made in the second and fourth quarters of 2019, respectively.

Other expense of $9.7 million for the first six months of 2020 represents non-cash fair value adjustments primarily related to the marking of our investment in Aevis Victoria SA stock to market. This stock, like most stocks, declined during the first half of 2020 due to the COVID-19 pandemic. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $8.8 million income tax expense for the six months ended June 30, 2020, is primarily from our investments in the United Kingdom, particularly the recent Circle/BMI transaction. In comparison, we recorded a $2.6 million income tax benefit in the first six months of 2019 from non-recurring tax benefits recognized by our domestic TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of $29.9 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FFO information:
Net income attributable to MPT common stockholders	$109,468	$79,438	$190,460	$155,260
Participating securities’ share in earnings	(487)	(446)	(951)	(922)
Net income, less participating securities’ share in earnings	$108,981	$78,992	$189,509	$154,338
Depreciation and amortization	71,823	40,407	142,325	80,261
Loss on sale of real estate	3,101	147	1,776	147
Real estate impairment charges	—	—	19,006	—
Funds from operations	$183,905	$119,546	$352,616	$234,746
Write-off of straight-line rent and other, net of tax	19,241	406	26,958	3,002
Non-cash fair value adjustments	(3,590)	—	10,605	—
Unutilized financing fees	—	914	611	914
Normalized funds from operations	$199,556	$120,866	$390,790	$238,662
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.21	$0.20	$0.36	$0.40
Depreciation and amortization	0.14	0.10	0.27	0.20
Loss on sale of real estate	—	—	—	—
Real estate impairment charges	—	—	0.04	—
Funds from operations	$0.35	$0.30	$0.67	$0.60
Write-off of straight-line rent and other, net of tax	0.03	—	0.05	0.01
Non-cash fair value adjustments	—	—	0.02	—
Unutilized financing fees	—	0.01	—	—
Normalized funds from operations	$0.38	$0.31	$0.74	$0.61

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

	As of	As of
	June 30, 2020	December 31, 2019
Total assets	$15,448,070	$14,467,331
Add:
Binding real estate commitments on new investments(1)	514,042	1,988,550
Unfunded amounts on development deals and commenced capital improvement projects(2)	154,760	163,370
Accumulated depreciation and amortization	684,444	570,042
Incremental gross assets of our joint ventures(3)	851,518	563,911
Proceeds from new debt subsequent to period-end	—	927,990
Less:
Cash used for funding the transactions above (including proceeds from new debt subsequent to period-end)	(374,962)	(2,151,920)
Total pro forma gross assets	$17,277,872	$16,529,274

(1)

The 2020 column reflects our commitment at June 30, 2020 to acquire a facility in the U.S. and a facility in Germany, along with an incremental investment to acquire the fee simple interest of two facilities in the U.S. previously subject to a mortgage loan. The 2019 column reflects the acquisition of 30 facilities in the United Kingdom of January 8, 2020.

(2)

Includes $47.8 million and $41.7 million of unfunded amounts on ongoing development projects and $107.0 million and $121.7 million of unfunded amounts on capital improvement and development projects that have commenced rent, as of June 30, 2020 and December 31, 2019, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.

Adjusted revenue

Adjusted revenues are total revenues adjusted for our pro rata portion of similar revenues in our real estate joint venture arrangements. We believe adjusted revenue is useful to investors as it provides a more complete view of revenue across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenues (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Total revenues	$585,974	$373,003
Revenue from real estate properties owned through joint venture arrangements	50,490	36,887
Total adjusted revenue	$636,464	$409,890

LIQUIDITY AND CAPITAL RESOURCES

2020 Cash Flow Activity

During the first half of 2020, we generated $289 million of cash flows from operating activities (which did not include approximately $35 million of revenue earned on our new Circle/BMI investment as such rent was prepaid before the acquisition closed), primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $280 million. In addition, we invested $2.3 billion in real estate and other assets, including the £1.5 billion Circle acquisition of 30 properties in January 2020 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand, and proceeds from a £700 million British pound sterling term loan and the sale of 8.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $170 million.

2019 Cash Flow Activity

During the first half of 2019, we generated $198.1 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $192.6 million.

Certain investing and financing activities in the first half of 2019 included:

a)	Purchased $1.4 billion in real estate assets representing 36 facilities across five countries;
b)	Funded approximately $200 million of development, capital addition, and other projects;

c)	Sold 22.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $399 million; and
d)	Closed on an Australian term loan facility for approximately $837 million to help fund the Healthscope acquisition.

Short-term Liquidity Requirements:

As of July 31, 2020, we have no debt principal payments due between now and February 2021 when our revolving credit facility, with a current outstanding amount of $100 million, comes due (which we can extend by one year). At July 31, 2020, our availability under our revolving credit facility plus cash on-hand approximated $1.4 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the next twelve months.

As noted previously, we received 98% of rent and interest payments through the first six months of 2020. Although we expect to receive a similar level of rent and interest in the second half of the year, no assurances can be made at this time that such payments will be made in a timely manner if the impact from COVID-19 on our tenants’ cash flows significantly worsens. If such rent and interest payments are delayed, we believe such delay will be temporary and we can rely on our current liquidity of $1.4 billion to cover our cash needs until our tenants are able to pay in full.

Long-term Liquidity Requirements:

As of July 31, 2020, we have no debt principal payments due between now and February 2021 when our revolving credit facility, with a current outstanding amount of $100 million, comes due (which we can extend by one year). With our liquidity at July 31, 2020 of approximately $1.4 billion, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and availability under our at-the-market equity program, we believe such liquidity is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to fund additional investments, to fund debt maturities coming due in later years, or to strategically refinance any existing debt (including our Credit Facility coming due in 2022) in order to reduce interest rates, we may need to access one or a combination of the following sources of capital:

•	sale of equity securities;
•	issuance of new USD, EUR, or GBP denominated debt securities, including senior unsecured notes;
•	amending or entering into a new revolving credit facility and/or bank term loans,
•	placing new secured loans on real estate located outside the U.S.; and/or
•	proceeds from strategic property sales or joint ventures.

However, there is no assurance that conditions will be favorable for such possible transactions (particularly in light of the ongoing COVID-19 pandemic) or that our plans will be successful.

Principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) as of July 31, 2020 are as follows (in thousands):

2020	$—
2021	100,000
2022	788,900
2023	523,400
2024	1,657,160
Thereafter	5,089,950
Total	$8,159,410

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and updated the schedule in the first quarter of 2020. Except for changes to our purchase obligations, as more fully described in Note 9 to Item 1 of this Form 10-Q, there have been no other significant changes as of June 30, 2020. However, see Note 10 for activities subsequent to June 30, 2020.

The following table updates our contractual obligations schedule for these updates (in thousands):

Contractual Obligations	Less Than 1 Year(1)	1-3 Years	3-5 Years	After 5 Years	Total
Purchase obligations	$684,486	$104,450	$68,784	$189,155	$1,046,875
(1)	This column represents the remaining six months of 2020.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2020:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25

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

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions (such as the impact caused by COVID-19 in the form of greater volatility in exchange rates). In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2020, our outstanding debt totaled $7.8 billion, which consisted of fixed-rate debt of approximately $7.6 billion and variable rate debt of $0.2 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2020 would decrease by $9.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by less than $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by less than $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.2 billion, the balance of such variable rate debt at June 30, 2020.

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

	Net Income Impact	FFO Impact
Euro (€)	$96	$1,745
British pound (£)	958	3,885
Swiss franc (CHF)	179	774
Australian dollar (AUD $)	596	1,536

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 9 “Commitments and Contingencies” to condensed consolidated financial statements is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Please review the risk factors disclosed under the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 27, 2020, in our Current Report on Form 8-K filed with the SEC on April 8, 2020, as well as the additional risk factor disclosed on page 32 in our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. There have been no other material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.

10.1*	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

Exhibit 101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant's current report on Form 8-K, filed with the Commission on May 22, 2020.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 7, 2020