Form 10-Q
period 2020-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2020-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2020, Medical Properties Trust, Inc. had 535,996,738 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2020 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,335,005	$8,102,754
Investment in financing leases	2,089,219	2,060,302
Mortgage loans	602,479	1,275,022
Gross investment in real estate assets	14,026,703	11,438,078
Accumulated depreciation and amortization	(754,560)	(570,042)
Net investment in real estate assets	13,272,143	10,868,036
Cash and cash equivalents	183,794	1,462,286
Interest and rent receivables	48,476	31,357
Straight-line rent receivables	430,811	334,231
Equity investments	864,944	926,990
Other loans	910,467	544,832
Other assets	267,780	299,599
Total Assets	$15,978,415	$14,467,331
Liabilities and Equity
Liabilities
Debt, net	$8,190,669	$7,023,679
Accounts payable and accrued expenses	431,180	291,489
Deferred revenue	17,296	16,098
Obligations to tenants and other lease liabilities	126,393	107,911
Total Liabilities	8,765,538	7,439,177
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 535,574 shares at September 30, 2020 and 517,522 shares at December 31, 2019	536	518
Additional paid-in capital	7,337,155	7,008,199
Retained (deficit) earnings	(33,619)	83,012
Accumulated other comprehensive loss	(95,654)	(62,905)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	7,207,641	7,028,047
Non-controlling interests	5,236	107
Total Equity	7,212,877	7,028,154
Total Liabilities and Equity	$15,978,415	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Rent billed	$192,953	$124,361	$538,277	$343,841
Straight-line rent	51,125	31,026	103,697	76,813
Income from financing leases	52,544	32,587	157,469	67,253
Interest and other income	32,836	36,782	115,989	109,852
Total revenues	329,458	224,756	915,432	597,759
Expenses
Interest	82,263	64,519	243,538	167,396
Real estate depreciation and amortization	69,665	40,833	192,049	108,161
Property-related	5,897	4,038	19,178	15,394
General and administrative	31,718	23,286	97,121	69,009
Total expenses	189,543	132,676	551,886	359,960
Other income (expense)
(Loss) gain on sale of real estate	(927)	209	(2,703)	62
Real estate impairment charges	—	—	(19,006)	—
Earnings from equity interests	5,893	3,474	15,263	11,635
Unutilized financing fees	—	(3,959)	(611)	(4,873)
Other (including mark-to-market adjustments on equity securities)	2,461	(2,282)	(9,499)	(1,497)
Total other income (expense)	7,427	(2,558)	(16,556)	5,327

Income before income tax	147,342	89,522	346,990	243,126
Income tax (expense) benefit	(15,985)	745	(24,824)	3,352

Net income	131,357	90,267	322,166	246,478
Net income attributable to non-controlling interests	(251)	(481)	(600)	(1,432)
Net income attributable to MPT common stockholders	$131,106	$89,786	$321,566	$245,046

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.25	$0.20	$0.61	$0.60

Weighted average shares outstanding — basic	531,095	439,581	526,651	404,902
Weighted average shares outstanding — diluted	532,436	440,933	527,832	406,100

Dividends declared per common share	$0.27	$0.26	$0.81	$0.76

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$131,357	$90,267	$322,166	$246,478
Other comprehensive income:
Unrealized loss on interest rate swap	(2,624)	(15,441)	(35,635)	(20,699)
Foreign currency translation gain (loss)	19,983	(8,048)	2,886	(11,118)
Total comprehensive income	148,716	66,778	289,417	214,661
Comprehensive income attributable to non-controlling interests	(251)	(481)	(600)	(1,432)
Comprehensive income attributable to MPT common stockholders	$148,465	$66,297	$288,817	$213,229

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510
Net income	—	—	—	—	—	109,468	—	—	184	109,652
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7,908)	—	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	—	6,175
Stock vesting and amortization of stock-based compensation	—	—	189	1	12,191	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	—	—	6,017	6	108,099	—	—	—	—	108,105
Dividends declared ($0.27 per common share)	—	—	—	—	—	(143,264)	—	—	—	(143,264)
Balance at June 30, 2020	—	$—	528,641	$529	$7,200,203	$(19,771)	$(113,013)	$(777)	$106	$7,067,277
Net income	—	—	—	—	—	131,106	—	—	251	131,357
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(2,624)	—	—	(2,624)
Foreign currency translation gain	—	—	—	—	—	—	19,983	—	—	19,983
Stock vesting and amortization of stock-based compensation	—	—	188	—	12,372	—	—	—	—	12,372
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,073	5,073
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(194)	(194)
Proceeds from offering (net of offering costs)	—	—	6,745	7	124,580	—	—	—	—	124,587
Dividends declared ($0.27 per common share)	—	—	—	—	—	(144,954)	—	—	—	(144,954)
Balance at September 30, 2020	—	$—	535,574	$536	$7,337,155	$(33,619)	$(95,654)	$(777)	$5,236	$7,212,877

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (continued)

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	75,822	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	—	(5,918)
Stock vesting and amortization of stock-based compensation	—	—	1,055	1	6,714	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	—	—	20,147	20	354,010	—	—	—	—	354,030
Dividends declared ($0.25 per common share)	—	—	—	—	—	(97,163)	—	—	—	(97,163)
Balance at March 31, 2019	—	$—	391,839	$392	$4,803,672	$141,427	$(67,892)	$(777)	$13,654	$4,890,476
Net income	—	—	—	—	—	79,438	—	—	482	79,920
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(1,486)	—	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	—	2,848
Stock vesting and amortization of stock-based compensation	—	—	119	—	6,317	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	—	—	2,467	2	45,321	—	—	—	—	45,323
Dividends declared ($0.25 per common share)	—	—	—	—	—	(99,093)	—	—	—	(99,093)
Balance at June 30, 2019	—	$—	394,425	$394	$4,855,310	$121,772	$(66,530)	$(777)	$13,466	$4,923,635
Net income	—	—	—	—	—	89,786	—	—	481	90,267
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(15,441)	—	—	(15,441)
Foreign currency translation loss	—	—	—	—	—	—	(8,048)	—	—	(8,048)
Stock vesting and amortization of stock-based compensation	—	—	118	—	9,087	—	—	—	—	9,087
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(669)	(669)
Proceeds from offering (net of offering costs)	—	—	65,235	66	1,107,944	—	—	—	—	1,108,010
Dividends declared ($0.26 per common share)	—	—	—	—	—	(120,023)	—	—	—	(120,023)
Balance at September 30, 2019	—	$—	459,778	$460	$5,972,341	$91,535	$(90,019)	$(777)	$13,278	$5,986,818

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$322,166	$246,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,807	111,067
Amortization of deferred financing costs and debt discount	9,773	6,293
Straight-line rent revenue and other	(161,163)	(91,616)
Share-based compensation	34,600	22,119
Loss (gain) from sale of real estate and other	2,703	(62)
Impairment charges	19,006	—
Straight-line rent and other write-off	27,098	7,232
Unutilized financing costs	611	4,873
Pre-acquisition rent collected - Circle Transaction	(35,020)	—
Other adjustments	27,187	11,643
Changes in:
Interest and rent receivables	(6,189)	528
Other assets	12,117	4,409
Accounts payable and accrued expenses	(11,478)	4,413
Net cash provided by operating activities	442,218	327,377
Investing activities
Cash paid for acquisitions and other related investments	(3,524,910)	(3,703,092)
Net proceeds from sale of real estate	93,042	4,859
Principal received on loans receivable	738,036	920
Investment in loans receivable	(65,708)	(34,149)
Construction in progress and other	(42,227)	(55,168)
Return of equity investment	63,122	—
Capital additions and other investments, net	(8,362)	(213,096)
Net cash used for investing activities	(2,747,007)	(3,999,726)
Financing activities
Proceeds from term debt	915,950	1,732,740
Revolving credit facilities, net	225,000	417,089
Dividends paid	(423,005)	(291,675)
Lease deposits and other obligations to tenants	7,584	(8,349)
Proceeds from sale of common shares, net of offering costs	294,374	1,507,363
Payment of deferred financing costs and other financing activities	(2,143)	(24,187)
Net cash provided by financing activities	1,017,760	3,332,981
Decrease in cash, cash equivalents, and restricted cash for period	(1,287,029)	(339,368)
Effect of exchange rate changes	9,116	(16,645)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$190,078	$466,412
Interest paid	$231,257	$158,259
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$144,954	$120,023
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$183,794	$461,622
Restricted cash, included in Other assets	6,284	4,790
	$190,078	$466,412

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,335,005	$8,102,754
Investment in financing leases	2,089,219	2,060,302
Mortgage loans	602,479	1,275,022
Gross investment in real estate assets	14,026,703	11,438,078
Accumulated depreciation and amortization	(754,560)	(570,042)
Net investment in real estate assets	13,272,143	10,868,036
Cash and cash equivalents	183,794	1,462,286
Interest and rent receivables	48,476	31,357
Straight-line rent receivables	430,811	334,231
Equity investments	864,944	926,990
Other loans	910,467	544,832
Other assets	267,780	299,599
Total Assets	$15,978,415	$14,467,331
Liabilities and Capital
Liabilities
Debt, net	$8,190,669	$7,023,679
Accounts payable and accrued expenses	285,899	152,999
Deferred revenue	17,296	16,098
Obligations to tenants and other lease liabilities	126,393	107,911
Payable due to Medical Properties Trust, Inc.	144,891	138,100
Total Liabilities	8,765,148	7,438,787
Capital
General Partner — issued and outstanding — 5,356 units at September 30, 2020 and 5,176 units at December 31, 2019	73,062	70,939
Limited Partners:
Common units — issued and outstanding — 530,218 units at September 30, 2020 and 512,346 units at December 31, 2019	7,230,623	7,020,403
LTIP units — issued and outstanding — 232 units at September 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(95,654)	(62,905)
Total MPT Operating Partnership, L.P. capital	7,208,031	7,028,437
Non-controlling interests	5,236	107
Total Capital	7,213,267	7,028,544
Total Liabilities and Capital	$15,978,415	$14,467,331

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2020	2019	2020	2019
Revenues
Rent billed	$192,953	$124,361	$538,277	$343,841
Straight-line rent	51,125	31,026	103,697	76,813
Income from financing leases	52,544	32,587	157,469	67,253
Interest and other income	32,836	36,782	115,989	109,852
Total revenues	329,458	224,756	915,432	597,759
Expenses
Interest	82,263	64,519	243,538	167,396
Real estate depreciation and amortization	69,665	40,833	192,049	108,161
Property-related	5,897	4,038	19,178	15,394
General and administrative	31,718	23,286	97,121	69,009
Total expenses	189,543	132,676	551,886	359,960
Other income (expense)
(Loss) gain on sale of real estate	(927)	209	(2,703)	62
Real estate impairment charges	—	—	(19,006)	—
Earnings from equity interests	5,893	3,474	15,263	11,635
Unutilized financing fees	—	(3,959)	(611)	(4,873)
Other (including mark-to-market adjustments on equity securities)	2,461	(2,282)	(9,499)	(1,497)
Total other income (expense)	7,427	(2,558)	(16,556)	5,327

Income before income tax	147,342	89,522	346,990	243,126
Income tax (expense) benefit	(15,985)	745	(24,824)	3,352

Net income	131,357	90,267	322,166	246,478
Net income attributable to non-controlling interests	(251)	(481)	(600)	(1,432)
Net income attributable to MPT Operating Partnership partners	$131,106	$89,786	$321,566	$245,046

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.25	$0.20	$0.61	$0.60

Weighted average units outstanding — basic	531,095	439,581	526,651	404,902
Weighted average units outstanding — diluted	532,436	440,933	527,832	406,100

Dividends declared per unit	$0.27	$0.26	$0.81	$0.76

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$131,357	$90,267	$322,166	$246,478
Other comprehensive income:
Unrealized loss on interest rate swap	(2,624)	(15,441)	(35,635)	(20,699)
Foreign currency translation gain (loss)	19,983	(8,048)	2,886	(11,118)
Total comprehensive income	148,716	66,778	289,417	214,661
Comprehensive income attributable to non-controlling interests	(251)	(481)	(600)	(1,432)
Comprehensive income attributable to MPT Operating Partnership partners	$148,465	$66,297	$288,817	$213,229

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900
Net income	—	1,095	—	108,373	—	—	—	184	109,652
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7,908)	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	6,175
Unit vesting and amortization of unit-based compensation	2	122	187	12,070	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	60	1,081	5,957	107,024	—	—	—	—	108,105
Distributions declared ($0.27 per unit)	—	(1,433)	—	(141,831)	—	—	—	—	(143,264)
Balance at June 30, 2020	5,287	$71,831	523,354	$7,108,743	232	$—	$(113,013)	$106	$7,067,667
Net income	—	1,311	—	129,795	—	—	—	251	131,357
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation gain	—	—	—	—	—	—	19,983	—	19,983
Unit vesting and amortization of unit-based compensation	2	124	186	12,248	—	—	—	—	12,372
Sale of non-controlling interests	—	—	—	—	—	—	—	5,073	5,073
Distributions to non-controlling interests	—	—	—	—	—	—	—	(194)	(194)
Proceeds from offering (net of offering costs)	67	1,246	6,678	123,341	—	—	—	—	124,587
Distributions declared ($0.27 per unit)	—	(1,450)	—	(143,504)	—	—	—	—	(144,954)
Balance at September 30, 2020	5,356	$73,062	530,218	$7,230,623	232	$—	$(95,654)	$5,236	$7,213,267

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital (continued)

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	758	—	75,064	—	—	—	469	76,291
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,772)	—	(3,772)
Foreign currency translation loss	—	—	—	—	—	—	(5,918)	—	(5,918)
Unit vesting and amortization of unit-based compensation	11	68	1,044	6,647	—	—	—	—	6,715
Distributions to non-controlling interests	—	—	—	—	—	—	—	(645)	(645)
Proceeds from offering (net of offering costs)	201	3,540	19,946	350,490	—	—	—	—	354,030
Distributions declared ($0.25 per unit)	—	(972)	—	(96,191)	—	—	—	—	(97,163)
Balance at March 31, 2019	3,918	$49,478	387,921	$4,895,626	232	$—	$(67,892)	$13,654	$4,890,866
Net income	—	794	—	78,644	—	—	—	482	79,920
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(1,486)	—	(1,486)
Foreign currency translation gain	—	—	—	—	—	—	2,848	—	2,848
Unit vesting and amortization of unit-based compensation	1	63	118	6,254	—	—	—	—	6,317
Distributions to non-controlling interests	—	—	—	—	—	—	—	(670)	(670)
Proceeds from offering (net of offering costs)	25	453	2,442	44,870	—	—	—	—	45,323
Distributions declared ($0.25 per unit)	—	(991)	—	(98,102)	—	—	—	—	(99,093)
Balance at June 30, 2019	3,944	$49,797	390,481	$4,927,292	232	$—	$(66,530)	$13,466	$4,924,025
Net income	—	898	—	88,888	—	—	—	481	90,267
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(15,441)	—	(15,441)
Foreign currency translation loss	—	—	—	—	—	—	(8,048)	—	(8,048)
Unit vesting and amortization of unit-based compensation	1	91	117	8,996	—	—	—	—	9,087
Distributions to non-controlling interests	—	—	—	—	—	—	—	(669)	(669)
Proceeds from offering (net of offering costs)	653	11,080	64,582	1,096,930	—	—	—	—	1,108,010
Distributions declared ($0.26 per unit)	—	(1,200)	—	(118,823)	—	—	—	—	(120,023)
Balance at September 30, 2019	4,598	$60,666	455,180	$6,003,283	232	$—	$(90,019)	$13,278	$5,987,208

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$322,166	$246,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,807	111,067
Amortization of deferred financing costs and debt discount	9,773	6,293
Straight-line rent revenue and other	(161,163)	(91,616)
Unit-based compensation	34,600	22,119
Loss (gain) from sale of real estate and other	2,703	(62)
Impairment charges	19,006	—
Straight-line rent and other write-off	27,098	7,232
Unutilized financing costs	611	4,873
Pre-acquisition rent collected - Circle Transaction	(35,020)	—
Other adjustments	27,187	11,643
Changes in:
Interest and rent receivables	(6,189)	528
Other assets	12,117	4,409
Accounts payable and accrued expenses	(11,478)	4,413
Net cash provided by operating activities	442,218	327,377
Investing activities
Cash paid for acquisitions and other related investments	(3,524,910)	(3,703,092)
Net proceeds from sale of real estate	93,042	4,859
Principal received on loans receivable	738,036	920
Investment in loans receivable	(65,708)	(34,149)
Construction in progress and other	(42,227)	(55,168)
Return of equity investment	63,122	—
Capital additions and other investments, net	(8,362)	(213,096)
Net cash used for investing activities	(2,747,007)	(3,999,726)
Financing activities
Proceeds from term debt	915,950	1,732,740
Revolving credit facilities, net	225,000	417,089
Distributions paid	(423,005)	(291,675)
Lease deposits and other obligations to tenants	7,584	(8,349)
Proceeds from sale of units, net of offering costs	294,374	1,507,363
Payment of deferred financing costs and other financing activities	(2,143)	(24,187)
Net cash provided by financing activities	1,017,760	3,332,981
Decrease in cash, cash equivalents, and restricted cash for period	(1,287,029)	(339,368)
Effect of exchange rate changes	9,116	(16,645)
Cash, cash equivalents, and restricted cash at beginning of period	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of period	$190,078	$466,412
Interest paid	$231,257	$158,259
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$144,954	$120,023
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868
Restricted cash, included in Other assets	5,705	1,557
	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$183,794	$461,622
Restricted cash, included in Other assets	6,284	4,790
	$190,078	$466,412

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

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing, in September 2005, of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur substantial additional taxes in the U.S. as the majority of such income flows through our REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2020, we have investments in 385 facilities in 33 states in the U.S., in six countries in Europe, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first nine months of 2020, the global outbreak of a novel coronavirus, or COVID-19, has spread all over the world including countries where we own and lease facilities. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the U.S., declared national emergencies with respect to COVID-19. As the global impact of the outbreak evolved, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade- including requiring medically necessary elective surgeries at hospitals to be deferred. Although hospitals are back accepting patients and performing medically necessary elective surgeries, many of these trade restrictions are still in place. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). However, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 cannot be predicted with 100% confidence, particularly given we are still learning the full scope, severity, and duration of the pandemic and the actions needed to contain the pandemic or mitigate its impact. This makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the potential impact of COVID-19. Actual results may ultimately differ from our estimates.

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

3. Real Estate and Lending Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2020	2019

Land and land improvements	$330,941	$375,721
Buildings	2,610,197	1,320,449
Intangible lease assets — subject to amortization (weighted average useful life 27.6 years for 2020 and 18.7 years for 2019)	364,006	149,201
Investment in financing leases	—	1,386,797
Equity investments	—	284,399
Mortgage loans	47,641	51,267
Other loans and assets	306,328	135,258
Liabilities assumed	(134,203)	—
Total assets acquired	$3,524,910	$3,703,092
Loans repaid(1)	(737,242)	—
Total net assets acquired	$2,787,668	$3,703,092

(1)	The 2020 column includes $737 million of loans advanced to Steward Health Care, Inc. (“Steward”) in 2017 and exchanged for the fee simple real estate of two hospitals as described below.

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

Other Transactions

On August 13, 2020, we acquired a general acute care hospital in Lynwood, California for a total investment of approximately $300 million. This property is leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to an existing long-term master lease, which Prime has agreed to extend to August 2035, with annual escalations and multiple extension options.

On July 8, 2020, we acquired the fee simple real estate of two general acute care hospitals located in the Salt Lake City, Utah area, Davis Hospital & Medical Center and Jordan Valley Medical Center, in exchange for the reduction of the mortgage loans made to Steward for such properties and additional cash consideration of $200 million based on their relative fair value. The approximate $950 million investment in these two facilities is now subject to the Steward master lease.

On June 24, 2020, we originated a CHF 45 million secured loan to Infracore SA (“Infracore”).

On May 13, 2020, we formed a joint venture for the purpose of investing in the operations of international hospitals. As part of the formation, we originated a $205 million acquisition loan. We have a 49% interest in this joint venture and are accounting for our investment using the fair value option election. The joint venture simultaneously purchased from Steward the rights and existing assets related to all present and future international opportunities previously owned by Steward for strategic, regulatory, and risk management purposes.

Other acquisitions throughout the first nine months of 2020 included one inpatient rehabilitation hospital and one general acute care hospital. The inpatient rehabilitation facility, located in Dahlen, Germany, was acquired on August 5, 2020 for €12.5 million and is leased to MEDIAN Kliniken S.à.r.l. pursuant to the existing master lease. The general acute care facility, located in Darlington, United Kingdom, was acquired on August 7, 2020 for £29.4 million and is leased to Circle pursuant to a long-term lease.

2019 Activity

Prospect Transaction

On August 23, 2019, we invested in a portfolio of 14 acute care hospitals and two behavioral health facilities operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment included the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion. We accounted for these properties as a financing receivable (as presented in the “Investment in financing leases” line of the condensed consolidated balance sheet) under the new lease accounting rules due to certain lessee end-of-term purchase options. In addition, we originated a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital, and a $112.9 million term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases, mortgage loan and term loan are cross-defaulted and cross-collateralized. The master leases and mortgage loan have substantially similar terms, with a 15-year initial fixed term subject to three extension options, plus annual increases based on inflation.

The agreements provide for the potential for a future purchase price adjustment of up to an additional $250.0 million, based on achievement of certain performance thresholds over a three-year period beginning August 23, 2019. Although such performance thresholds have not been met at this time, any future purchase price adjustment, if earned, will be added to the lease base upon which we will earn a return in accordance with the master leases.

Other Transactions

On August 30, 2019, we invested in a portfolio of facilities throughout various states for approximately $254 million. The properties are leased to Vibra Healthcare, LLC (“Vibra”) pursuant to a master lease agreement with an initial lease term of 20 years. The lease provides for annual escalations and includes three five-year extension options.

On August 16, 2019, we acquired freehold interests in eight acute care hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals are leased to Ramsay Health Care pursuant to in-place net leases that had approximately 18-year remaining lease terms upon our acquisition and include annual fixed and periodic market-based escalations.

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

During the 2020 second quarter, we completed construction on one general acute care facility and one inpatient rehabilitation facility, both located in Birmingham, England. We began recognizing revenue on these two properties on June 29, 2020. These facilities are leased to Circle pursuant to a long-term lease.

During the 2020 first quarter, we completed construction and began recording rental income on a general acute care facility located in Idaho Falls, Idaho. This facility commenced rent on January 21, 2020 and is being leased to Surgery Partners, Inc. pursuant to an existing long-term lease.

See table below for a status update on our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2020	Estimated Rent Commencement Date
NeuroPsychiatric Hospitals (Houston, Texas)	$27,500	$20,241	2Q 2021
Ernest (Bakersfield, California)	47,929	16,010	4Q 2021
	$75,429	$36,251

Disposals

During the first nine months of 2020, we completed the disposition of nine facilities and six ancillary properties for approximately $93 million. The transactions resulted in a net loss on real estate of $2.7 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of 15 years) and most include renewal options at the election of our tenants, generally in five year increments. More than 97% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options that are generally priced at the greater of fair market value or our total investment. For five properties with a carrying value of $229 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repairs/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases, all of our leases are classified as operating leases.

At September 30, 2020, leases on 14 Ernest facilities and ten Prime facilities are accounted for as direct financing leases and leases on 13 of our Prospect facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Minimum lease payments receivable	$1,838,490	$1,884,921
Estimated residual values	394,195	394,195
Less: Unearned income and allowance for credit loss	(1,566,655)	(1,618,252)
Net investment in direct financing leases	666,030	660,864
Other financing leases (net of allowance for credit loss)	1,423,189	1,399,438
Total investment in financing leases	$2,089,219	$2,060,302

Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants’ business during the first nine months of 2020, we agreed to defer collection on approximately 2% of our rent. The amount of this deferral, net of subsequent collections, is approximately $13 million as of September 30, 2020. Pursuant to our agreements with the tenants, we expect such deferred rent to be paid over specified periods in the future, with interest. Beginning October 1, 2020, we resumed collection on substantially all of our rent and interest.

Adeptus Health

Due to a decline in operating results of 20 freestanding emergency facilities and one acute care facility caused by a reduction in volumes from COVID-19 and other factors, we entered into agreements to sever the remaining leases with Adeptus Health, Inc. (“Adeptus”) in the second quarter of 2020. As a result, we recorded an approximate $20 million net charge, primarily all of which was for the write off of straight-line rent, partially offset by approximately $9 million of proceeds received from a letter of credit in the second quarter of 2020. Additionally, we recorded a $9.9 million real estate impairment charge on these severed facilities. At September 30, 2020, we no longer lease any properties to Adeptus and our net book value on those properties that were previously leased to Adeptus but are currently vacant approximates less than 1% of our total assets. In the third quarter of 2020, we re-leased two of these facilities to a new operator, pursuant to a long-term master lease. At September 30, 2020, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any impairment in future periods.

Alecto Facilities

At September 30, 2020, we lease one acute care facility to Alecto Healthcare Services LLC (“Alecto”) and have a mortgage loan on a second property, representing less than 1% of our total assets. During the second quarter of 2020, we re-leased one acute care facility to West Virginia University and sold another facility previously leased to Alecto. In addition, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge in the first quarter of 2020.

Other Leasing Activity

On July 24, 2020, we re-leased our five San Antonio, Texas free standing emergency facilities (with a total investment of approximately $30 million) to Methodist Healthcare System of San Antonio, a joint venture between HCA Healthcare and Methodist Healthcare Ministries of South Texas, pursuant to a long-term master lease. As a result, we recorded an approximate $1.5 million write-off of straight-line rent in the third quarter.

Loans

The following is a summary of our loans (net of allowance for credit loss in 2020):

(in thousands)	As of September 30, 2020	As of December 31, 2019
Mortgage loans	$602,479	$1,275,022
Acquisition loans	334,281	123,893
Other loans	576,186	420,939
Total	$1,512,946	$1,819,854

The decrease in mortgage loans relates to the conversion of Steward mortgage loans for the underlying fee simple real estate of two general acute care hospitals as more fully described under “New Investments” in this same Note 3.

The increase in acquisition loans relates to the $205 million loan to the new international joint venture described under “New Investments” in this same Note 3.

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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At September 30, 2020, our largest investment in any single property approximated 3% of our total assets, similar to December 31, 2019.
2)

Operator concentration – For the nine months ended September 30, 2020, revenue from Steward, Circle, Prospect, and Prime represented 30%, 13%, 13%, and 11% of our total revenues, respectively. In comparison, Steward and Prime represented 44% and 16%, respectively, of our total revenues for the first nine months of 2019, while Prospect and Circle, collectively, represented less than 4%.

3)

Geographic concentration – At September 30, 2020, investments in the U.S., Europe, and Australia represented approximately 70%, 25%, and 5%, respectively, of our total assets, compared to 74%, 20%, and 6% at December 31, 2019.

4)

Facility type concentration – For the nine months ended September 30, 2020, approximately 89% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 8% and 3%, respectively. These percentages are similar to those for the first nine months of 2019.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2020	As of December 31, 2019
Revolving credit facility	$225,000	$—
Term loan	200,000	200,000
British pound sterling term loan(A)	904,400	—
Australian term loan facility(A)	859,440	842,520
4.000% Senior Unsecured Notes due 2022(A)	586,050	560,650
2.550% Senior Unsecured Notes due 2023(A)	516,800	530,280
5.500% Senior Unsecured Notes due 2024	300,000	300,000
6.375% Senior Unsecured Notes due 2024	500,000	500,000
3.325% Senior Unsecured Notes due 2025(A)	586,050	560,650
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(A)	775,200	795,420
4.625% Senior Unsecured Notes due 2029	900,000	900,000
	$8,252,940	$7,089,520
Debt issue costs and discount, net	(62,271)	(65,841)
	$8,190,669	$7,023,679

(A)	Non-U.S. dollar denominated debt that reflects the exchange rate at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (in thousands):

2020	$—
2021	225,000
2022	786,050
2023	516,800
2024	1,659,440
Thereafter	5,065,650
Total	$8,252,940

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

2019 Activity

4.625% Senior Unsecured Notes due 2029

On July 26, 2019, we completed a $900 million senior unsecured notes offering (“4.625% Senior Unsecured Notes due 2029”). Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and commenced on February 1, 2020. The notes were issued at 99.5% of par value, pay interest at a rate of 4.625% per year and mature on August 1, 2029.

On July 10, 2019, we received a commitment to provide a senior unsecured bridge loan facility to fund our investment in Prospect. With this commitment, we paid approximately $4 million of underwriting and other fees. However, this commitment was cancelled with the completion of the debt and equity offerings in July 2019 (as more fully described above and in Note 5), which resulted in fully expensing the total amount of underwriting and other fees that were paid.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our revolving credit (“Credit Facility”) limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2020, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. This Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2020, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

In the first nine months of 2020, we sold 15.4 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $294 million; while, in the first nine months of 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $649 million.

Subsequent to September 30, 2020, we sold an additional 0.3 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $5 million.

On July 18, 2019, we completed an underwritten public offering of 51.75 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 6.75 million shares) of our common stock, resulting in net proceeds of $858.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

MPT Operating Partnership, L.P.

At September 30, 2020, the company has a 99.9% ownership interest in the Operating Partnership, with the remainder owned by two other partners, who are employees.

During the nine months ended September 30, 2020 and 2019, the Operating Partnership issued approximately 15.4 million and 87.9 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same periods.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 8.4 million shares remain available for future stock awards as of September 30, 2020. Share-based compensation expense totaled $34.6 million and $22.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision. The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of		As of
	September 30, 2020		December 31, 2019
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$48,476	$47,650	$31,357	$30,472
Loans(1)	1,186,533	1,195,148	1,704,854	1,742,153
Debt, net	(8,190,669)	(8,369,896)	(7,023,679)	(7,331,816)
(1)

Excludes $115 million of mortgage loans related to Ernest and the $205 million acquisition loan to the new international joint venture discussed in Note 3 that are recorded at fair value (which is equal to their book value) based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

8. Earnings Per Share

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$131,357	$90,267
Non-controlling interests’ share in net income	(251)	(481)
Participating securities’ share in earnings	(435)	(432)
Net income, less participating securities’ share in earnings	$130,671	$89,354
Denominator:
Basic weighted-average common shares	531,095	439,581
Dilutive potential common shares	1,341	1,352
Dilutive weighted-average common shares	532,436	440,933

	For the Nine Months Ended September 30,
	2020	2019
Numerator:
Net income	$322,166	$246,478
Non-controlling interests’ share in net income	(600)	(1,432)
Participating securities’ share in earnings	(1,386)	(1,354)
Net income, less participating securities’ share in earnings	$320,180	$243,692
Denominator:
Basic weighted-average common shares	526,651	404,902
Dilutive potential common shares	1,181	1,198
Dilutive weighted-average common shares	527,832	406,100

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$131,357	$90,267
Non-controlling interests’ share in net income	(251)	(481)
Participating securities’ share in earnings	(435)	(432)
Net income, less participating securities’ share in earnings	$130,671	$89,354
Denominator:
Basic weighted-average units	531,095	439,581
Dilutive potential units	1,341	1,352
Diluted weighted-average units	532,436	440,933

	For the Nine Months Ended September 30,
	2020	2019
Numerator:
Net income	$322,166	$246,478
Non-controlling interests’ share in net income	(600)	(1,432)
Participating securities’ share in earnings	(1,386)	(1,354)
Net income, less participating securities’ share in earnings	$320,180	$243,692
Denominator:
Basic weighted-average units	526,651	404,902
Dilutive potential units	1,181	1,198
Diluted weighted-average units	527,832	406,100

9. Commitments and Contingencies

Commitments

We agreed to invest in three general acute care facilities in Colombia for approximately $135 million. These facilities are expected to be operated by the new international joint venture discussed in Note 3. Closing and funding of this transaction is expected during the 2020 fourth quarter.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

Subsequent to September 30, 2020, we received approximately $300 million in loan principal prepayments, the majority of which came from Prime to payoff certain 2022 mortgage loans.

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

During the first nine months of 2020, COVID-19’s impact on our business was limited as we received approximately 98% of our rent and interest payments in the third quarter as we did in the second quarter. For the 2% not collected, we have agreements in place to collect such deferred amounts plus interest. Our tenants were impacted by the governmental mandates to defer elective surgeries, the takeover of certain facilities by the government in certain countries like the United Kingdom, and the overall downturn in the economy in general. We received substantially all rent and interest payments for October 2020 and expect that to continue. However, no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover.

Forward-Looking Statements.

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our Quarterly Reports on Form 10-Q for future periods, and Current Reports on Form 8-K as we file them with the SEC under the Securities Exchange Act of 1934, as amended. Such factors include, among others, the following:

•

the political, economic, business, real estate and other market conditions in the United States (both national and local), Europe (in particular Germany, the United Kingdom, Spain, Italy, Portugal and Switzerland), Australia and other foreign jurisdictions where we may own healthcare facilities or transact business, which may have a negative effect on the following, among other things:

o	the financial condition of our tenants, our lenders, or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;
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
•

the impact of the COVID-19 pandemic on our business, our joint ventures and the business of our tenants/borrowers and the economy in general, as well as other factors that may affect our business, our joint ventures or that of our tenants/borrowers that are beyond our control, including natural disasters, health crises or pandemics and subsequent government actions in reaction to such matters;
•	changes in foreign currency exchange rates;
•	changes in federal, state, or local tax laws in the United States., Europe, Australia or other jurisdictions in which we may own healthcare facilities or transact business; and
•	healthcare and other regulatory requirements in the United States, Europe, Australia and other foreign countries.

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

•	trends in tenants’ cash collections, including comparison to recorded net patient service revenues;
•	tenants’ free cash flows;
•	the effect of evolving healthcare legislation and other regulations on our tenants’ or borrowers’ profitability and liquidity; and
•	the competition and demographics of the local and surrounding areas in which our tenants or borrowers operate.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, investments in real estate, purchase price allocation, loans, losses from rent and interest receivables, stock-based compensation, our fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2020, there were no material changes to these policies except for those described in Note 2 to our condensed consolidated financial statements.

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

At September 30, 2020, our portfolio consisted of 385 properties leased or loaned to 46 operators, of which two are under development and 11 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. At September 30, 2020, all of our investments are located in the U.S., Europe, and Australia. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2020	% of Total	As of December 31, 2019	% of Total
Real estate owned (gross)	$13,387,973	83.8%	$9,994,844	69.1%
Accumulated real estate depreciation and amortization	(754,560)	-4.7%	(570,042)	-3.9%
Mortgage loans	602,479	3.8%	1,275,022	8.8%
Other loans	910,467	5.7%	544,832	3.8%
Construction in progress	36,251	0.2%	168,212	1.2%
Cash and cash equivalents	183,794	1.2%	1,462,286	10.1%
Equity investments	864,944	5.4%	926,990	6.4%
Other	747,067	4.6%	665,187	4.5%
Total assets	$15,978,415	100.0%	$14,467,331	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in “Reconciliation of Non-GAAP Financial Measures”), our concentration as of September 30, 2020 as compared to December 31, 2019 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of September 30, 2020		As of December 31, 2019
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$4,169,482	23.7%	$4,052,162	24.5%
Circle	2,265,174	12.8%	2,152,951	13.0%
Prospect	1,588,936	9.0%	1,563,642	9.5%
MEDIAN	1,206,498	6.8%	1,025,765	6.2%
LifePoint Health, Inc. ("LifePoint")	1,202,434	6.8%	1,202,319	7.3%
Other operators	6,262,140	35.5%	5,628,892	33.4%
Other assets	950,511	5.4%	903,543	6.1%
Total	$17,645,175	100.0%	$16,529,274	100.0%

Total Pro Forma Gross Assets by U.S. State and Country

	As of September 30, 2020		As of December 31, 2019
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$1,577,739	8.9%	$1,390,835	8.4%
Massachusetts	1,497,182	8.5%	1,497,182	9.1%
California	1,377,996	7.8%	1,298,244	7.9%
Utah	1,295,685	7.3%	1,087,743	6.6%
Pennsylvania	861,596	4.9%	905,887	5.5%
All other states	4,001,949	22.7%	4,022,909	24.2%
Other domestic assets	855,781	4.9%	798,990	4.8%
Total U.S.	$11,467,928	65.0%	$11,001,790	66.5%
United Kingdom	$2,717,588	15.4%	$2,617,158	15.8%
Germany	1,302,430	7.4%	1,117,539	6.8%
Australia	927,448	5.3%	897,915	5.4%
Switzerland	653,237	3.7%	505,172	3.1%
Spain	209,614	1.2%	159,451	1.0%
All other countries	272,200	1.5%	125,696	0.8%
Other international assets	94,730	0.5%	104,553	0.6%
Total international	$6,177,247	35.0%	$5,527,484	33.5%
Grand total	$17,645,175	100.0%	$16,529,274	100.0%

On an individual property basis, our largest investment in any single property approximated 3% of our total pro forma gross assets as of September 30, 2020.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the nine months ended September 30, 2020 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenue by Operator

	For the Nine Months Ended September 30,
	2020		2019
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward	$276,419	27.8%	$265,060	40.2%
Circle	116,175	11.7%	4,485	0.7%
Prospect	115,176	11.6%	16,780	2.5%
Prime	100,413	10.1%	95,961	14.6%
LifePoint	79,794	8.0%	34,420	5.2%
Other operators	305,444	30.8%	241,472	36.8%
Total	$993,421	100.0%	$658,178	100.0%

Total Adjusted Revenue by U.S. State and Country

	For the Nine Months Ended September 30,
	2020		2019
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
California	$110,107	11.1%	$56,143	8.5%
Massachusetts	104,626	10.5%	102,893	15.6%
Texas	78,622	7.9%	88,818	13.5%
Utah	77,988	7.9%	65,128	9.9%
Pennsylvania	58,707	5.9%	16,051	2.4%
All other states	281,780	28.4%	218,155	33.2%
Total U.S.	$711,830	71.7%	$547,188	83.1%
United Kingdom	$135,636	13.7%	$7,555	1.1%
Germany	72,739	7.3%	72,135	11.0%
All other countries	73,216	7.3%	31,300	4.8%
Total international	$281,591	28.3%	$110,990	16.9%
Grand total	$993,421	100.0%	$658,178	100.0%

Total Adjusted Revenue by Facility Type

	For the Nine Months Ended September 30,
	2020		2019
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$843,930	85.0%	$530,383	80.6%
Rehabilitation hospitals	123,758	12.5%	105,369	16.0%
Long-term acute care hospitals	25,733	2.5%	22,426	3.4%
Total	$993,421	100.0%	$658,178	100.0%

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

Net income for the three months ended September 30, 2020, was $131.1 million, compared to $89.8 million for the three months ended September 30, 2019. This 46% increase in net income is primarily due to incremental revenue from new investments made in 2019 and 2020, including revenue from the Circle transaction in January 2020. Such increase in revenue was partially offset by higher interest (from additional debt to partially finance these new investments) and depreciation expense. In addition, we incurred higher general and administrative costs and income tax expense due to the growth of the company and $9 million of higher income tax expense related to the changes in corporate tax rates in the United Kingdom. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $220.7 million for the 2020 third quarter, up 50% as compared to the $147.5 million for the 2019 third quarter. Similar to net income, this increase in FFO is primarily due to incremental revenue from new investments in 2019 and throughout 2020.

A comparison of revenues for the three month periods ended September 30, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020	% of Total	2019	% of Total	Year over Year Change
Rent billed	$192,953	58.6%	$124,361	55.3%	55.2%
Straight-line rent	51,125	15.5%	31,026	13.8%	64.8%
Income from financing leases	52,544	15.9%	32,587	14.5%	61.2%
Interest and other income	32,836	10.0%	36,782	16.4%	-10.7%
Total revenues	$329,458	100.0%	$224,756	100.0%	46.6%

Our total revenue for the 2020 third quarter is up $104.7 million, or 47%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $88.7 million over the prior year of which approximately $94.0 million is incremental revenue from acquisitions made post September 30, 2019 ($43.1 million of which relates to the Circle acquisition in January 2020 and $23.0 million of which relates to the two Steward facilities acquired in July 2020, both described in Note 3 to the condensed consolidated financial statements), $4.8 million is from the commencement of rent on the Idaho Falls and Circle development properties, and approximately $1.0 million from favorable foreign currency fluctuations. This increase is partially offset by lost revenue from disposals and properties vacated since the 2019 third quarter and more straight-line rent write-offs than in the same period of 2019 due to property disposals and re-leasing activity discussed in Note 3 to the condensed consolidated financial statements.

•	Income from financing leases – up $20.0 million due to $19.7 million of incremental revenue from the Prospect acquisition in the 2019 third quarter.
•

Interest and other income – down $3.9 million from the prior year due to an approximately $13.0 million decrease in interest income from the exchange of mortgage loans on two Steward facilities in July 2020 for ownership of the fee simple real estate as described in Note 3 to the condensed consolidated financial statements. This decrease is partially offset by $7.3 million of incremental revenue earned on new loan investments, including $3.9 million earned on the loan made to the new international joint venture in May 2020 and $1.7 million related to Prospect loans made in August 2019, $0.1 million from annual escalations in interest rates in accordance with loan provisions, and $0.2 million from favorable foreign currency fluctuations.

Interest expense for the quarters ended September 30, 2020 and 2019 totaled $82.3 million and $64.5 million, respectively. This increase is primarily related to new debt issuances post September 30, 2019 to fund new investments, including the £700 million term loan issued in January 2020 and the £1 billion senior unsecured notes issued in December 2019. We incurred approximately $4 million of bridge loan fees (as described in Note 4 to condensed consolidated financial statements) in the three months ended September 30, 2019. Our weighted-average interest rate was 3.8% for the three months ended September 30, 2020, as compared to 4.3% in the same period in 2019.

Real estate depreciation and amortization during the third quarter of 2020 increased to $69.7 million from $40.8 million in 2019 primarily due to new investments made after September 30, 2019.

Property-related expenses totaled $5.9 million and $4.0 million for the quarters ended September 30, 2020 and 2019, respectively. This increase is primarily due to property taxes incurred related to the severed Adeptus properties as described in Note 3 to the condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses represent 9.6% for the 2020 third quarter, which is lower than the 10.4% in the prior year. On a dollar basis, general and administrative expenses totaled $31.7 million for the 2020 third quarter, which is an $8.4 million increase from the prior year third quarter. Of this increase, $4.6 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, along with our largest ever one-time acquisition in January 2020, we believe it is more likely that certain performance awards will be earned and have adjusted our stock compensation expense accordingly. The balance of the increase is primarily related to other corporate expenses, which are higher due to the growth of the company.

During the three months ended September 30, 2020, we disposed of four facilities and two ancillary properties resulting in a net loss of $0.9 million.

Earnings from equity interests was $5.9 million for the quarter ended September 30, 2020, up $2.4 million from the same period in 2019 due to our investment in HM Hospitales made in the fourth quarter of 2019 and a higher return in the third quarter of 2020 on our Primotop, Infracore, and Valore equity investments compared to the same period of 2019.

Other income of $2.5 million for the third quarter of 2020 was generated primarily from non-cash fair value adjustments related to the marking of our investment in Aevis Victoria SA stock to market. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense typically includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $16.0 million income tax expense for the three months ended September 30, 2020 is primarily from the income generated by our investments in the United Kingdom, including an adjustment of approximately $9 million to reflect an increase in the United Kingdom corporate tax rate from

17% to 19%. In comparison, we recorded a $0.7 million income tax benefit in the third quarter of 2019 from one-time tax benefits recognized by our domestic TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of $14.7 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

Nine Months Ended September 30, 2020 Compared to September 30, 2019

Net income for the nine months ended September 30, 2020, was $321.6 million, compared to $245.0 million for the nine months ended September 30, 2019. This 31% increase in net income is primarily due to incremental revenue from new investments made in 2019 and 2020, partially offset by $76 million in increased interest expense from new debt incurred to partially fund these new investments, $84 million of higher depreciation expense, and over $20 million in non-cash real estate impairment charges and fair value adjustments on equity securities. In addition, we incurred higher general and administrative and income tax expenses in the first nine months of 2020 compared to 2019 due to the growth of the company and $9 million of higher income tax expense related to changes in corporate tax rates in the United Kingdom and other countries where we transact business. Funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $611.5 million for the first nine months of 2020 as compared to $386.2 million for the first nine months of 2019. Similar to net income, this increase in FFO is primarily due to incremental revenue from new investments post September 30, 2019.

A comparison of revenues for the nine month periods ended September 30, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020	% of Total	2019	% of Total	Year over Year Change
Rent billed	$538,277	58.8%	$343,841	57.5%	56.5%
Straight-line rent	103,697	11.3%	76,813	12.9%	35.0%
Income from financing leases	157,469	17.2%	67,253	11.2%	134.1%
Interest and other income	115,989	12.7%	109,852	18.4%	5.6%
Total revenues	$915,432	100.0%	$597,759	100.0%	53.1%

Our total revenue for the first nine months of 2020 is up $317.7 million, or 53%, from the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $221.3 million over the prior year of which approximately $247.5 million is incremental revenue from acquisitions made post September 30, 2019 ($108.1 million of which relates to the Circle acquisition in January 2020 as described in Note 3 to the condensed consolidated financial statements and $45.4 million of which relates to the LifePoint acquisition completed in the fourth quarter of 2019), $9.5 million is from the commencement of rent on the Idaho Falls and Circle development properties, and approximately $0.5 million is from favorable foreign currency fluctuations. This increase is partially offset by lost revenue from disposals and properties vacated since the 2019 third quarter, as well as more straight-line rent write-offs than in 2019 from the property disposals and re-leasing activities as described in Note 3 to the condensed consolidated financial statements.

-

As discussed in Note 3 to the condensed consolidated financial statements, we received final regulatory approval of the Circle/BMI lease variations and amended such leases accordingly on June 16, 2020. If such amended leases were in place at the closing date of our acquisition on January 8, 2020, lease revenue would have been approximately $17 million higher in the first nine months of 2020.

•	Income from financing leases – up $90.2 million due to $89.3 million of incremental revenue from the Prospect acquisition in the 2019 third quarter.
•	Interest and other income – up $6.1 million from the prior year due to the following:
-

Interest from loans – up $5.9 million over the prior year due to approximately $16.5 million of incremental revenue earned on new loan investments, including $7.9 million related to Prospect loans made in August 2019 and $6.0 million earned on the loan made to the new international joint venture in May 2020 (see Note 3 for additional details), and $2.2 million from our annual escalations in interest rates in accordance with loan provisions. This increase is partially offset by a $13.0 million decrease in interest income from the exchange of mortgage loans on two Steward facilities in July 2020 for ownership of the fee simple real estate as described in Note 3 to the condensed consolidated financial statements.

-

Other income – up $0.2 million from the prior year due to additional properties acquired in 2019 and 2020, whereby we have received more payments from our tenants for ground lease, property taxes, and insurance.

Interest expense for the nine months ended September 30, 2020 and 2019, totaled $243.5 million and $167.4 million, respectively. This incremental increase is primarily related to new debt issuances in 2020 and 2019 including the £700 million term loan issued in January 2020, the £1 billion senior unsecured notes issued in December 2019, and the $900 million senior unsecured notes issued in July 2019. We incurred $0.6 million of accelerated commitment fee amortization expense associated with our GBP term loan facility in the first nine months of 2020. In the same period of 2019, we incurred $4.9 million of similar expense associated with our Australian term loan facility and bridge loan fees (as described in Note 4 to condensed consolidated financial statements). Our weighted-average interest rate was 3.9% for the nine months ended September 30, 2020, as compared to 4.6% in the same period in 2019.

Real estate depreciation and amortization during the first nine months of 2020 increased to $192.0 million from $108.2 million in the same period of 2019, primarily due to new investments made after September 30, 2019.

Property-related expenses totaled $19.2 million and $15.4 million for the nine months ended September 30, 2020 and 2019, respectively. This increase is primarily due to property taxes and other expenses incurred on the severed Adeptus properties in the first nine months of 2020 and the two Alecto properties that were disposed of in the second quarter of 2020 (as described in Note 3 to the condensed consolidated financial statements).

As a percentage of revenue, general and administrative expenses represent 10.6% for the first nine months of 2020, a decline from the 11.5% in the prior year same period. On a dollar basis, general and administrative expenses totaled $97.1 million for the first nine months of 2020, which is a $28.1 million increase from the same period of 2019. Of this increase, $17.2 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. Given our strong performance in 2019 including a 39% total shareholder return and significant growth from $4.5 billion of new investments, along with our largest ever one-time acquisition in January 2020, we believe it is more likely that certain performance awards will be earned and have adjusted our stock compensation expense accordingly. The balance of the increase is primarily related to other corporate expenses, which are higher due to the growth of the company.

During the nine months ended September 30, 2020, we disposed of nine facilities and six ancillary properties resulting in a net loss of $2.7 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus properties and one Alecto facility in the first quarter of 2020 (see Note 3 to condensed consolidated financial statements for further details).

Earnings from equity interests was $15.3 million for the first nine months of 2020, up $3.6 million from the same period of 2019, primarily due to our investments in Infracore and HM Hospitales made in the second and fourth quarters of 2019, respectively.

Other expense of $9.5 million for the first nine months of 2020 represents non-cash fair value adjustments primarily related to the marking of our investment in Aevis Victoria SA stock to market. This stock, like most stocks, declined during the first nine months of 2020 due to the COVID-19 pandemic. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $24.8 million income tax expense for the nine months ended September 30, 2020 is primarily from our investments in the United Kingdom and other international countries, including tax adjustments of $9 million to reflect corporate tax rate changes in the United Kingdom and elsewhere. In comparison, we recorded a $3.4 million income tax benefit in the first nine months of 2019 from non-recurring tax benefits recognized by our domestic TRS.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of $14.7 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FFO information:
Net income attributable to MPT common stockholders	$131,106	$89,786	$321,566	$245,046
Participating securities’ share in earnings	(435)	(432)	(1,386)	(1,354)
Net income, less participating securities’ share in earnings	$130,671	$89,354	$320,180	$243,692
Depreciation and amortization	80,841	50,163	223,166	130,424
Loss (gain) on sale of real estate	927	(209)	2,703	(62)
Real estate impairment charges	—	—	19,006	—
Funds from operations	$212,439	$139,308	$565,055	$374,054
Write-off of straight-line rent and other	1,266	6,503	27,098	9,505
Non-cash fair value adjustments	(1,575)	(2,273)	9,030	(2,273)
Tax rate change	8,535	—	9,661	—
Unutilized financing fees	—	3,959	611	4,873
Normalized funds from operations	$220,665	$147,497	$611,455	$386,159
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.25	$0.20	$0.61	$0.60
Depreciation and amortization	0.15	0.12	0.42	0.32
Loss (gain) on sale of real estate	—	—	0.01	—
Real estate impairment charges	—	—	0.03	—
Funds from operations	$0.40	$0.32	$1.07	$0.92
Write-off of straight-line rent and other	—	0.01	0.05	0.02
Non-cash fair value adjustments	—	—	0.02	—
Tax rate change	0.01	—	0.02	—
Unutilized financing fees	—	—	—	0.01
Normalized funds from operations	$0.41	$0.33	$1.16	$0.95

Pro Forma Gross Assets

Pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes all real estate commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects as of the applicable reporting periods are fully funded, and assumes cash on hand is used in these transactions. We believe total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Total assets	$15,978,415	$14,467,331
Add:
Real estate commitments on new investments(1)	135,000	1,988,550
Unfunded amounts on development deals and commenced capital improvement projects(2)	172,850	163,370
Accumulated depreciation and amortization	754,560	570,042
Incremental gross assets of our joint ventures(3)	912,200	563,911
Proceeds from new debt subsequent to period-end	—	927,990
Less:
Cash used for funding the transactions above(4)	(307,850)	(2,151,920)
Total pro forma gross assets	$17,645,175	$16,529,274

(1)

The 2020 column reflects our commitment at September 30, 2020 to acquire three facilities in Colombia. The 2019 column reflects the acquisition of 30 facilities in the United Kingdom on January 8, 2020.

(2)

Includes $39.2 million and $41.7 million of unfunded amounts on ongoing development projects and $133.7 million and $121.7 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of September 30, 2020 and December 31, 2019, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.
(4)	Includes cash available on-hand plus cash generated from activities subsequent to period-end including proceeds from new debt, asset sales or loan repayments.

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

	For the Nine Months Ended September 30,
	2020	2019
Total revenues	$915,432	$597,759
Revenue from real estate properties owned through joint venture arrangements	77,989	60,419
Total adjusted revenue	$993,421	$658,178

LIQUIDITY AND CAPITAL RESOURCES

2020 Cash Flow Activity

During the first nine months of 2020, we generated approximately $442 million of cash flows from operating activities (which did not include approximately $35 million of revenue earned on our new Circle/BMI investment as such rent was prepaid before the acquisition closed), primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $423 million. In addition, we invested approximately $2.8 billion in real estate and other assets, including the £1.5 billion Circle acquisition of 30 properties in January 2020 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand, proceeds from a £700 million British pound sterling term loan, the sale of 15.4 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $294 million, and $225 million from our revolving portion of the Credit Facility.

Subsequent to September 30, 2020, we received approximately $300 million in loan principal repayments and used a portion of such proceeds to partially reduce the outstanding balance on our revolver. Additionally, subsequent to September 30, 2020, we sold

0.3 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $5 million.

2019 Cash Flow Activity

During the nine months ended September 30, 2019, we generated approximately $330 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $291.7 million.

Certain investing and financing activities in the first nine months of 2019 included:

a)	Purchased $3.7 billion in real estate assets representing more than 70 facilities across four countries;
b)	Funded approximately $260 million of development, capital addition, and other projects;
c)	Sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $649 million;
d)	Closed on an Australian term loan facility for approximately $837 million to help fund the Healthscope acquisition; and
e)

Completed an underwritten public offering of 51.75 million shares, resulting in net proceeds of $858.1 million and a $900 million senior unsecured notes offering resulting in net proceeds of approximately $885 million. We used proceeds from these offerings to invest in 16 facilities for $1.55 billion leased or loaned to Prospect.

Short-term Liquidity Requirements:

As of November 4, 2020, we have no debt principal payments due between now and February 2021 when our revolving credit facility, with a current outstanding amount of $125 million, comes due (which we can extend by one year). At November 4, 2020, availability under our revolving credit facility plus cash on-hand approximated $1.5 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and approximately $700 million of availability under our at-the-market equity program is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the next twelve months.

Long-term Liquidity Requirements:

As of November 4, 2020, we have no debt principal payments due between now and February 2021 when our revolving credit facility, with a current outstanding amount of $125 million, comes due (which we can extend by one year). With our liquidity at November 4, 2020 of approximately $1.5 billion, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and approximately $700 million of availability under our at-the-market equity program, we believe such liquidity is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

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

Principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) as of November 4, 2020 are as follows (in thousands):

2020	$—
2021	125,000
2022	786,300
2023	519,520
2024	1,661,840
Thereafter	5,074,740
Total	$8,167,400

Disclosure of Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and updated the schedule in our second quarter Form 10-Q. Except for changes to our purchase obligations, as more fully described in Note 9 to Item 1 of this Form 10-Q, there have been no other significant changes as of September 30, 2020. However, see Note 10 for activities subsequent to September 30, 2020.

The following table updates our contractual obligations schedule for these updates (in thousands):

Contractual Obligations	Less Than 1 Year(1)	1-3 Years	3-5 Years	After 5 Years	Total
Purchase obligations	$186,575	$229,745	$74,229	$204,664	$695,213
(1)	This column represents the remaining three months of 2020.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2020:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2020, our outstanding debt totaled $8.2 billion, which consisted of fixed-rate debt of approximately $7.8 billion and variable rate debt of $0.4 billion. If market interest rates increase by 1%, the fair value of our debt at September 30, 2020 would decrease by $7.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.4 billion, the balance of such variable rate debt at September 30, 2020.

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

	Net Income Impact	FFO Impact
Euro (€)	$68	$1,804
British pound (£)	1,058	4,038
Swiss franc (CHF)	265	865
Australian dollar (AUD $)	578	1,541

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

Item 1A. Risk Factors.

Please review the risk factors disclosed under the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 27, 2020, in our Current Report on Form 8-K filed with the SEC on April 8, 2020, as well as the additional risk factor disclosed on page 32 in our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. Except as indicated above, there have been no other material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 9, 2020