Form 10-K
period 2020-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2021-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbans-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Medical Properties Trust, Inc.    Yes  ☐        No  ☒                MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the 523.8 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $9.8 billion based upon the last reported sale price of $18.80 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 19, 2021, 580.0 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 26, 2021 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2020, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” or “the operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

On November 19, 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Regulation S-K Items 301, 302, and 303, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Regulation S-K Items 301, 302, and 303 in this Annual Report on Form 10-K.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to close on any pending transactions discussed herein on the time schedule or terms described or at all;
•	our ability to acquire, develop, and/or manage additional facilities in the United States (“U.S.”), Europe, Australia, South America, or other foreign locations;
•	availability of suitable facilities to acquire or develop;
•	our ability to enter into, and the terms of, our prospective leases and loans;
•	our ability to raise additional funds through offerings of debt and equity securities, joint venture arrangements, and/or property disposals;
•	our ability to obtain future financing arrangements;
•	estimates relating to, and our ability to pay, future distributions;
•	our ability to service our debt and comply with all of our debt covenants;
•	our ability to compete in the marketplace;
•	lease rates and interest rates;
•	market trends;
•	projected capital expenditures; and
•	the impact of technology on our facilities, operations, and business.

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

•

the political, economic, business, real estate, and other market conditions in the U.S. (both national and local), Europe (in particular the United Kingdom, Germany, Switzerland, Spain, Italy, and Portugal), Australia, South America (in particular Colombia), and other foreign jurisdictions where we may own healthcare facilities or transact business, which may have a negative effect on the following, among other things:

•

the financial condition of our tenants, our lenders, or institutions that hold our cash balances or are counterparties to certain hedge agreements, which may expose us to increased risks of default by these parties;

•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt, and our future interest expense; and

•

the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our real estate assets or on an unsecured basis.

•

the impact of the novel coronavirus (“COVID-19”) pandemic on our business, our joint ventures, and the business of our tenants/borrowers and the economy in general, as well as other factors that may affect our business, our joint ventures or that of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or pandemics and subsequent government actions in reaction to such matters;

•

the risk that a condition to closing under the agreements governing any or all of our pending transactions that have not closed as of the date hereof (including the transactions described in Note 8 to Item 8 of this Annual Report on Form 10-K) may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a REIT for income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in federal, state, or local tax laws in the U.S., Europe, Australia, South America, or other jurisdictions in which we may own healthcare facilities or transact business; and
•	healthcare and other regulatory requirements in the U.S., Europe, Australia, South America, and other foreign countries.

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

Overview

We are a self-advised real estate investment trust (“REIT”) formed in 2003 to acquire and develop net-leased healthcare facilities. We currently have investments in approximately 430 facilities and approximately 43,000 licensed beds in 33 states in the U.S., in six countries in Europe, across Australia, and in Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we selectively make loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for acquisition and working capital. Finally, from time-to-time, we acquire a profits or other equity interest in our tenants that gives us a right to share in such tenant’s profits and losses. Our business model facilitates acquisitions and recapitalization, and allows operators of healthcare facilities to unlock the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

Our investments in healthcare real estate, other loans, and any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 in Part II of this Annual Report on Form 10-K.

At December 31, 2020 and 2019, our total assets were made up of the following (dollars in thousands):

	2020		2019
Real estate (gross)	$14,089,849	83.7%	$10,163,056	70.2%
Accumulated real estate depreciation and amortization	(833,529)	(5.0)%	(570,042)	(3.9)%
Mortgage loans	248,080	1.5%	1,275,022	8.8%
Other loans	858,368	5.1%	544,832	3.8%
Cash and cash equivalents	549,884	3.3%	1,462,286	10.1%
Equity investments	1,123,623	6.7%	926,990	6.4%
Other	792,739	4.7%	665,187	4.6%
Total assets(1)	$16,829,014	100.0%	$14,467,331	100.0%

(1)

At December 31, 2020, our total pro forma gross assets were $20.4 billion, which represents total assets plus accumulated depreciation and amortization adjusted for our unconsolidated real estate joint ventures and assumes funding of all binding real estate commitments and unfunded amounts on development deals and commenced capital improvement projects at December 31, 2020 – see section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Revenues

The following is a breakdown of our revenue for the years ended December 31 (dollars in thousands):

	2020		2019		2018
Rent billed	$741,311	59.4%	$474,151	55.6%	$473,343	60.3%
Straight-line rent	158,881	12.7%	110,456	12.9%	74,741	9.5%
Income from financing leases	206,550	16.5%	119,617	14.0%	73,983	9.5%
Interest and other income	142,496	11.4%	149,973	17.5%	162,455	20.7%
Total revenues(1)	$1,249,238	100.0%	$854,197	100.0%	$784,522	100.0%

(1)

For 2020, 2019, and 2018, our adjusted revenues were $1.4 billion, $938.2 million, and $816.9 million, respectively, which adjusts actual total revenues to include our pro rata portion of similar revenues in our unconsolidated real estate joint venture arrangements. See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2020, 2019, and 2018. More information is available at www.medicalpropertiestrust.com.

Portfolio of Properties

As of February 19, 2021, our portfolio consisted of 430 properties: 404 facilities are leased to 47 tenants, two are under development, five are in the form of mortgage loans to three operators, and 19 properties, representing less than 1% of total pro forma gross assets, are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 99 facilities are owned by way of our five unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 202 general acute care hospitals, 112 inpatient rehabilitation hospitals (“IRFs”), 20 long-term acute care hospitals (“LTACHs”), 51 freestanding ER/urgent care facilities (“FSERs”), and 45 behavioral health facilities.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. Alternatively, we have selectively structured certain of our investments as long-term, interest-only mortgage loans to healthcare operators. Our mortgage loans are structured such that we obtain annual cash returns similar to our net leases. In addition, we have obtained and may continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return.

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, there are 5,198 community hospitals (according to the American Hospital Association) and an estimated $500-$750 billion of operator-owned hospital real estate in the U.S. alone. We focus on acquiring and developing those net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•

General acute care hospitals — provides inpatient care for the treatment of acute conditions and manifestations of chronic conditions. This type of facility also provides ambulatory care through onsite emergency rooms.

•

FSERs — provides emergency medical services comparable to most hospital emergency rooms, while not physically attached to a hospital campus. Urgent care centers operate similarly, but generally provide care for non-emergent injuries and illnesses.

•	IRFs — provides rehabilitation to patients with various neurological, musculoskeletal orthopedic, and other medical conditions following stabilization of their acute medical issues.
•

LTACHs — specialty-care hospitals designed for patients with serious medical problems that require intense, specialized treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

•

Behavioral health facilities — specialty facilities focused on the treatment of mental, social, and even physical illnesses, while promoting the health and well-being of the body, mind, and spirit. Behavioral health services range in acuity of care from outpatient therapy and drug and alcohol rehabilitation services to secured, inpatient mental health hospital care.

On a property type basis, our total pro forma gross assets at December 31, 2020 and total adjusted revenues for the 2020 year are as follows:

TOTAL PRO FORMA GROSS ASSETS BY ASSET TYPE	TOTAL ADJUSTED REVENUE BY ASSET TYPE

Diversification

A fundamental component of our business plan is the continued diversification of our portfolio. We monitor diversification in several ways, including concentration in any one facility, our tenant relationships, the types of hospitals we own, and the geographic areas in which we invest.

At December 31, 2020, no single property accounted for more than 4% of our total assets (or 3% of our total pro forma gross assets), similar to the prior year. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S., and in Europe, Australia, and South America. See below for investment and revenue concentration in the U.S. and our global concentration at December 31, 2020:

TOTAL PRO FORMA GROSS ASSETS BY COUNTRY	TOTAL ADJUSTED REVENUE BY COUNTRY

PRO FORMA GROSS ASSETS BY U.S. STATE	ADJUSTED REVENUE BY U.S. STATE

Underwriting/Asset Management

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, healthcare, and market conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

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
•

changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., as well as equivalent payors in Europe, Australia, and South America) and private payors (including commercial insurance and private pay patients);

•	historical support (financial or otherwise) from governments and/or other public payor systems during major economic downturns/depressions;
•	trends in tenants' cash collections, including comparison to recorded net patient service revenues;
•	tenants' free cash flow;
•	the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants' profitability and liquidity;
•	the potential impact of any legal, regulatory, or compliance proceedings with our tenants;
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

In addition to the key factors above, we analyze the physician relationships with the hospital and study admissions to understand how broad such referrals are to the hospital. Finally, we always address two primary questions when underwriting an investment – 1) is this hospital truly needed in the market and 2) would the community suffer were the hospital not there. We believe answers to these two questions provide significant insight on whether or not to move forward with a particular investment.

Healthcare Industry

The delivery of healthcare services, whether in the U.S. or elsewhere, requires real estate. The global outbreak of COVID-19 has further validated this, as hospitals during the pandemic have proven invaluable. As a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•	compelling demographics driving the demand for health services;
•	specialized nature of healthcare real estate investing; and
•	consolidation of the fragmented healthcare real estate sector.

As noted previously, we have investments in nine different countries around the world and across four continents. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we do business:

United States

•	U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.
•

U.S. currently ranks highest in overall health expenditure in the world with $3.8 trillion in 2019, or $11,582 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 17.7% in 2019.

•	National health spending is projected to grow at an average annual rate of 5.4% between 2019 and 2028.
•

The largest share of total health spending was sponsored by the federal government at 29.0% and the households at 28.4%, while private business accounted for 19.1%, state and local governments made up 16.1%, and other private revenues accounted for 7.4% of total healthcare spending.

•

Medicare spending grew 6.7% to $799.4 billion in 2019, or 21% of National Health Expenditures (“NHE”). Among major payers, Medicare is expected to experience the fastest spending growth (7.6% per year over 2019 to 2028), largely as a result of having the highest projected enrollment growth.

•	Medicaid spending grew 2.9% to $613.5 billion in 2019, or 16% of total NHE.
•	Hospital expenditures grew 6.2% to $1,192.0 billion in 2019.
•	Prescription drug spending increased 5.7% to $369.7 billion in 2019.

United Kingdom

•	All English residents are entitled to public healthcare through the National Health Service (“NHS”), including hospital, physician, and mental health care.
•	In 2015, 10.5% of the United Kingdom population carried voluntary supplemental insurance to gain more rapid access to elective care.
•	Publicly owned hospitals are organized either as NHS trusts accountable to the Department of Health (53 as of 2018) or as foundation trusts (133 as of 2018) regulated by NHS Improvement.
•	There were approximately 515 private hospitals in the United Kingdom as of 2017.
•	As of 2015-2016, 7.6% of the NHS revenue was spent on private hospitals.
•	Healthcare expenditures increased from £197.3 billion in 2017 to £214.0 billion in 2018, a 5.5% increase.
•	In 2019, the United Kingdom spent 10.3% of GDP on healthcare, which ranked seventh out of all European countries.
•	In 2018, 75% of private healthcare for United Kingdom-based patients was funded by private insurance.

Germany

•	As of 2017, approximately 11% of the German population was covered by private health insurance while approximately 87% was covered by public health insurance.
•	Health expenditures were €390.6 billion, or €4,712 per person, in 2018, which was a 4% increase from 2017.
•	Health expenditures were 11.7% of GDP in 2018, the second highest share of GDP in all of Europe.
•	Health insurance in Germany is compulsory and consequently offers almost universal coverage.
•	Germany has the highest number of hospital beds in Europe, about eight per 1,000 people.
•	Hospital activity is very high in Germany with 257 discharges per 100,000 people, much higher than the European Union average of 172 per 100,000.
•	In 2017, 28% of healthcare expenditures were related to hospitals.

Switzerland

•	Switzerland operates a universal healthcare system which is highly decentralized with the cantons, or states, playing a key role in its operation.
•	Health expenditures were 12.2% of GDP as of 2016, which was the highest in all of Europe.
•	Publicly financed healthcare accounted for 63% of health spending in 2016.
•	General taxes financed 17% of total health expenditures in 2016.
•	In 2016, there were 283 total hospitals (102 general and 181 specialty).
•	In 2016, hospital care represented 35% of total health expenditures.

Australia

•

In 2018-2019, 68% of health spending was by governments. Of this, the Australian Government contributed 60% and state and territory governments contributed 40%. Private insurance funded 9% of the total.

•	From 2018 to 2019, total health spending increased by 3.1% to A$195.7 billion, or A$7,772 per person.
•	The majority of health spending went towards hospitals (40%) and primary health care (34%).
•	In 2018-2019, health spending accounted for 10% of GDP in Australia.
•	Private hospitals account for 22%, or A$17 billion, of total hospital expenditures in Australia.

Spain

•	The Spanish healthcare system provides universal coverage and access to healthcare without additional expense to the patient.
•	The healthcare system is primarily paid for from general taxation, with approximately 71% of health spending in 2015 being publicly funded.
•	Health expenditures as a percentage of GDP were 8.9% in 2018.
•	56% of all hospitals were private in 2018.
•	As of 2015, Spain had the highest life expectancy among all European Union countries at 83 years.

Italy

•	Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents.
•	The healthcare system is funded by corporate and value-added tax revenues collected by the central government.
•	In 2018, total health expenditures were 8.8% of GDP.
•	Annual private healthcare spending has increased by approximately 15% from 2012 to 2018, totaling nearly €40 billion.
•	Approximately 10% of the population have some form of voluntary health insurance.

Portugal

•	Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•	Private health insurance complements the public sector and approximately 15% of the population have private health insurance, mainly through corporate group policies.
•	Several private healthcare corporations operate hospitals in Portugal.
•	Health spending in Portugal accounted for 9.6% of GDP in 2019.

Colombia

•	Colombia provides universal public and private coverage where all citizens are entitled to a comprehensive health benefit package.

•	Private health insurance is available for purchase through different private companies.
•	In 2019, health expenditures were 7.3% of GDP.
•	As of 2016, there were 1,124 hospitals and clinics in Colombia, with 32% of these being private.

Our Leases and Loans

The leases for our facilities are generally “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability, and other insurance coverages, utilities, and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any), and the costs of capital expenditures, repairs, and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial term of 15.5 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, approximately 99% of our leases and mortgage loans provide for some type of inflation-protected annual rent or interest escalations based on increases in the consumer price index (“CPI”), or similar indexes for properties outside the U.S., and/or fixed minimum annual rent or interest escalations ranging from 0.5% to 3.0%.

RIDEA and Similar Investments

We have made, and may make in the future, investments in certain of our tenants in the form of equity investments, loans (with equity like returns), or profit interests. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which was signed into law under the Housing and Economic Recovery Act of 2008. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS if the property is operated by an entity who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2020, our RIDEA and similarly structured investments totaled approximately $171.4 million.

Significant Tenants

On a total pro forma gross asset basis, as more fully described in the section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K, our top five tenants were as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of December 31, 2020		As of December 31, 2019
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward	$4,506,173	22.0%	$4,052,162	24.5%
Circle	2,520,019	12.3%	2,152,951	13.0%
Prospect	1,597,950	7.8%	1,563,642	9.5%
Priory	1,566,087	7.7%	—	—
MEDIAN	1,261,035	6.2%	1,025,765	6.2%
Other operators	8,185,578	40.1%	6,831,211	41.4%
Other assets	792,739	3.9%	903,543	5.4%
Total	$20,429,581	100.0%	$16,529,274	100.0%

Steward

Affiliates of Steward Health Care System LLC (collectively, “Steward”) lease 36 facilities pursuant to one master lease agreement, which had an initial 15-year term (ending in October 2031) with three five-year extension options, plus annual inflation-based escalators. At December 31, 2020, these facilities had an average remaining initial lease term of 10.8 years. The master lease agreement includes extension options that must include all or none of the master leased properties and a right of first refusal for the repurchase of the leased properties. In addition to the master lease, we hold a promissory note which consists of three tranches with varying terms and a 9.9% equity investment in Steward.

Circle

Affiliates of Circle Health Ltd. (collectively, “Circle”) lease 36 facilities pursuant to separate lease agreements. Of these leases, 30 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining six facilities are leased pursuant to five separate leases with a weighted-average remaining lease life of 13.9 years along with annual inflation-based escalators and extension options.

Prospect

Affiliates of Prospect Medical Holdings, Inc. (collectively, “Prospect”) lease 13 facilities pursuant to two master lease agreements. Both master leases had initial fixed terms of 15 years (ending in August 2034) and contain three extension options plus annual inflation-based escalators. In addition to these master leases, we hold a mortgage loan secured by a first mortgage on an acute care hospital and a term loan, which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized.

Priory

On December 30, 2020, we entered into definitive agreements to acquire 35 to 40 behavioral health facilities owned and operated by Priory Group (“Priory”) for approximately £800 million, as more fully described in Note 8 to Item 8 of this Annual Report on Form 10-K. The facilities we acquire will be subject to a master lease type structure with an initial term of 25 years and two 10-year extension options, with annual inflation-based escalators.

MEDIAN

Affiliates of Median Kliniken S.á.r.l. (“MEDIAN”) lease 78 facilities (70 of which are owned by a joint venture arrangement – see Note 3 of Item 8 of this Annual Report on Form 10-K for more information) pursuant to four master lease agreements and one stand-alone lease. None of the master lease agreements have renewal or repurchase options. The master leases provide for inflation-based escalators. The lease term for all the master leases ends in 2040 or later.

No other tenant accounted for more than 6% of our total pro forma gross assets at December 31, 2020.

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

Seismic Standards

California Seismic Standards

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC 5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, OSHPD adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required OSHPD to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit or up to five years if the compliance plan was for a rebuild.

As of December 31, 2020, we have 23 licensed hospitals in California totaling investments of approximately $1.4 billion. Exclusive of one hospital granted an OSHPD extension to 2022 (representing less than 0.7% of our total assets), under California AB 2190, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. We expect full compliance by 2022 for the one remaining hospital.

Colombia Seismic Standards

Similar to California, the design, construction, and technical supervision of buildings in Colombia must meet certain minimum seismic standards. Such standards divide the country into seismic hazard zones: low threat, intermediate threat, and high threat. Two of our facilities are located in Bogotá, an intermediate threat zone, and one is located in Pereira, a high threat zone.

In addition, all buildings are classified into use groups. Clinical hospitals and health centers fall into Group IV, which are deemed indispensable buildings and are held to a higher standard of earthquake resistant construction. Buildings in Group IV are considered essential for the recovery of the community after the occurrence of an emergency, including an earthquake, and the additional structural requirements are in place to ensure that they can remain operational.

As of December 31, 2020, we estimate that our three facilities need approximately $7 million of seismic upgrades to become compliant under Colombian law. The deadline for making such upgrades is December 2021, which we fully expect to meet.

Under our current lease and loan agreements, our tenants (or borrowers) are responsible for capital expenditures in connection with seismic laws. We do not expect California or Colombia seismic standards to have a negative impact on our financial condition or cash flows. We also do not expect compliance with seismic standards to materially impact the financial condition of our tenants.

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

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time-to-time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients based on a number of factors including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

Our leases and mortgage loans require our tenants to maintain several types of insurance, including but not limited to property, business interruption, general liability and professional liability insurance.  In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2020, we believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. The discussion, however, does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise. Finally, though we have not included a comprehensive discussion of applicable foreign laws or regulations, our tenants in Europe, Australia, and South America are subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in real estate joint ventures also will be subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated. Our leases and mortgage loans require our tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

As in the U.S. under HIPAA, our tenants in foreign jurisdictions are typically subject to strict laws and regulations governing data protection, generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures. Our leases and loan documents require our tenants, both domestic and foreign, to comply with all applicable laws, including healthcare laws, and we intend for all our business activities and operations in such jurisdictions to conform in all material respects with all applicable healthcare laws, rules, and regulations.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. The OIG recently issued revisions to the Safe Harbor Regulations aimed at reducing barriers to care coordination and allowing for greater flexibility in pursuing value-based care arrangements. Among other things, the revisions include new safe harbor protection for certain arrangements involving value-based care, patient engagement and support, cybersecurity technology and services, and outcomes-based payments. We intend to use commercially reasonable efforts to structure our arrangements so as to satisfy, or meet as closely as possible, all safe harbor conditions. We cannot assure you, however, that we will meet all the conditions for an applicable safe harbor.

Physician Self-Referral Statute (“Stark Law”). Unless subject to an exception, the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn) prohibits a physician from making a referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services) paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. A reciprocal prohibition bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. For example, consistent with the OIG’s safe harbor revisions noted above, CMS recently adopted new exceptions for value-based arrangements and finalized protection for certain non-abusive arrangements, such as donations of cybersecurity technology.  These and other proposals continue to focus on lowering barriers to care coordination and management to make it easier for providers to enter into value-based arrangements without running afoul of self-referral (and kickback) laws. Although our lease and loan agreements require lessees and borrowers to comply with the Stark Law and we intend for our tenants to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

The Civil Monetary Penalties Law.  The Civil Monetary Penalties Law (“CMPL”) is a comprehensive statute that covers an array of fraudulent and abusive activities and is very similar to the False Claims Act. Among other things, the CMPL prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent, the presentation of false or misleading information in connection with claims for payment, and other acts involving fraudulent conduct. Violation of the CMPL may result in penalties ranging from $20,000 to in excess of $100,000 (penalties are periodically adjusted). Notably, such penalties apply to each instance of prohibited conduct, including, for example, each item or service not provided as claimed, and each provision of false information or each false record.  In addition, violators of the CMPL may be penalized up to three times the amount unlawfully claimed and may be excluded from participation in federal healthcare programs.

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

EMTALA. Our tenants that provide emergency care in the U.S. are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Regardless of an individual’s ability to pay, this federal law requires such healthcare facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition.  Liability for violations of EMTALA are severe and include, among other things, civil monetary penalties and exclusion from participation in federal healthcare programs. Our lease and mortgage loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Reimbursement Pressures. Healthcare facility operating margins have faced significant pressure due to the deterioration in pricing flexibility and payor mix, a continued shift toward alternative payment models, increases in operating expenses that exceed increases in payments under the Medicare program, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, certain facilities and departments such as IRFs, LTACHs, and Hospital Outpatient Departments (“HOPDs”) face reimbursement pressures because of legislative and regulatory restrictions and limitations on reimbursement. We cannot predict how and to what extent these or other initiatives will impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. A number of reforms stem from the ACA and federal agencies, including CMS, continue to propose and implement policies founded in the ACA.  These include various cost containment initiatives, quality improvement efforts, pay-for-performance criteria, and value-based purchasing programs, among others. Health information technology standards for healthcare providers also continue to be implemented as a means of improving quality and reducing costs. The new presidential administration has indicated that it will maintain and build upon the ACA and has suggested proposals that would include the adoption of a public health insurance option, increasing the value of current tax credits related to insurance premiums, and expanding coverage to low-income individuals. We cannot predict the impact of the new presidential administration’s proposals, if adopted, on our business, as some aspects may benefit the operations of our tenants, while other aspects may present challenges.

COVID-19 Pandemic. The global outbreak of COVID-19 in 2020, including in countries where we own and lease facilities, has further validated our business model, which focuses on hospitals as the centerpiece of healthcare delivery across the world. Countries have sought to ensure that their populations have access to hospitals during this time and we, along with our operators, have executed on several accretive growth initiatives during 2020 and early 2021 despite the environment created by the COVID-19 pandemic.

In 2020, we invested approximately $3.6 billion in hospital real estate, and we have invested another $1.1 billion in 2021. Despite the economic impact of the COVID-19 pandemic, which caused many of our tenants to have temporary disruption in their business to save beds for potential COVID-19 patients, we have collected approximately 98% of our expected rent and interest payments for 2020, and we have agreements in place to collect the remaining deferred portions with interest. Since October 1, 2020, we have received all of our rent and interest as expected. Additionally, we have maintained liquidity during the COVID-19 pandemic by raising more than $1.1 billion in proceeds through sales of our common stock in our at-the-market program during 2020 and an underwritten public offering in January 2021, receiving more than $500.0 million from payoffs on our loan portfolio and divestitures, and completing a $1.3 billion, 3.50% senior unsecured notes offering, of which approximately $833 million was used to refinance higher interest-rate debt.

Human Capital

Our employees are our most valuable asset. Led by our three founding executives, we have a total of 106 high-performing employees as of February 19, 2021, located in the U.S., Luxembourg, and Australia. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any year-over-year adjustments to the number of employees will have a material effect on our operations or to general and administrative expense as a percent of revenues. None of our employees are members of any union.

We believe that our relations with our employees are good, and we are committed to providing a dynamic and supportive workplace for our employees that encourages both personal and professional growth through significant training and continuing education opportunities. We offer employees the opportunity to attend continuing education courses in order to maintain their professional certifications, participate in seminars and workshops on topics related to their job responsibilities, and build upon their leadership abilities through management development programs. In addition, we provide regular training for all employees on topics such as personal safety, cybersecurity, and data security awareness, and we have established company-wide human rights, and health and safety policies.

We offer a competitive benefits package including annual performance-based bonuses and stock compensation, a 401(k) plan, leading healthcare and insurance benefits, paid time off, health and wellness reimbursement programs, etc. designed to help recruit and retain high-quality, motivated employees, and to ensure their health and security. We routinely evaluate and benchmark the competitiveness of our compensation and benefit programs to ensure that we are rewarding our employees and supporting their needs. During the majority of 2020, most of our employees worked remotely and will continue to do so for the foreseeable future in order to protect their health and that of their families. For those employees who needed to work in the office from time-to-time, we monitored their symptoms, provided access to personal protective equipment, and established proper social distancing and sanitary procedures.

Given the value placed on our employees and their interests, we believe it is important to improve the communities in which they live. We do this by providing financial support for private and public non-profit programs aimed at improving community public health and supporting the diverse interests of our employees. In addition, we encourage each of our employees to get involved in their communities to make a positive difference, and we provide time off to do so.

We are firmly committed to providing equal opportunity in all aspects of employment. We forbid discrimination against any person or harassment, intimidation, or hostility of any kind, including on the basis of race, religion, color, sex, sexual orientation, sexual or gender identity, age, disability, national origin, military or veteran status, retaliation or any other characteristic or conduct that may be protected by applicable local, state, or federal law. Our hiring process includes a robust search for the best available candidate and having each candidate interview with numerous MPT employees in order to thoroughly vet him or her. The company also retains the services of an experienced independent industrial psychologist to ensure a strong fit exists between the company and the candidate and that the candidate meets the standards for the specific job and the needs of the company. We provide regular training on anti-harassment policies. Our commitment to a diverse and inclusive workplace is demonstrated by the following:

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use, and intend to continue to use, the “Investor Relations” section of our website as a means of disclosing material nonpublic information and of complying with our disclosure obligations under Regulation FD, including, without limitation, through the posting of investor presentations that may include material nonpublic information. Accordingly, investors should monitor the “Investor Relations” section, in addition to following our press releases, SEC filings, public conference calls, presentations, and webcasts. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating, and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

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

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY

The ongoing outbreak of COVID-19 could adversely impact our financial condition and results of operations.

The spread of the COVID-19 virus during 2020 and beyond has negatively affected economies around the globe and the healthcare industry has experienced significant volatility, which has adversely affected our tenants’ respective businesses, financial condition, liquidity and results of operations. We own hospitals throughout the U.S., as well as in some of the hardest hit countries in Europe, including Germany, Spain, Italy and the United Kingdom. As the pandemic evolved in 2020, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade, including requiring non-critical surgeries and treatments be deferred at hospitals to make beds available for COVID-19 patients. Deferring these treatments resulted in reductions in revenue for our tenant operators, while funding continued for the physicians, nurses, equipment, drugs, and supplies that this particular illness required. Accordingly, many operators in the hospital industry, including our tenants, looked to their cash reserves and/or government support to bridge the disruption in their cash flows.

Although most hospitals are back accepting patients and performing medically necessary elective procedures, the COVID-19 pandemic continues to evolve, and the extent of its effect will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact (including vaccines), and the direct and indirect economic effects of the pandemic and related containment measures, among others. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance, financial condition, results of operations, and cash flows of our tenant operators, and thus on their continued ability to pay us rent and interest in a timely manner or at all. If our tenant operators are unable to meet their payment obligations to us, our performance, financial condition, and cash flows could be materially adversely effected, along with our ability to grow our portfolio through new investments, service our debt in accordance with our debt agreements, and make quarterly distributions to our shareholders (whether at reduced levels or at all).

Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations, and financial condition.

Another economic or financial crisis, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, or a declining real estate market in the U.S. or abroad can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. As was the case from 2008 through 2010, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate a steep economic decline.

Adverse U.S. and global market, economic and political conditions, including dislocations and volatility in the credit markets and general global economic uncertainty, could have a material adverse effect on our business, results of operations, and financial condition as a result of the following potential consequences, among others:

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

Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, COVID-19, could adversely impact our and our tenants’ business by disrupting supply chains and transactional activities, and negatively impacting local, national, or global economies.

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Prospect, Priory, and MEDIAN.

Our relationships with tenants and their financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of these tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2020, our largest tenants – Steward, Circle, Prospect, Priory, and MEDIAN – represented 22.0%, 12.3%, 7.8%, 7.7%, and 6.2%, respectively, of our total pro forma gross assets (which consists primarily of real estate leases and loans).

Our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe, Australia, and South America and changes in regulations may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. From time-to-time, our tenants are subject to various federal and state inquiries, investigations, and other proceedings and would expect such government compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. Other large acute hospital operators have defended similar allegations in the past, sometimes resulting in financial settlements and agreements with regulators to modify admission policies, resulting in lower reimbursements for those patients.

In addition, our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Steward, Circle, and others. The ability of our tenants and operators to integrate newly acquired businesses into their existing operational, financial reporting, and collection systems is critical towards ensuring their continued success. If such integration is not successfully implemented in a timely manner, operators can be negatively impacted in the form of write-offs of uncollectible accounts receivable, higher expenses, or even insolvency in certain extreme cases.

Any adverse result to our tenants (particularly Steward, Circle, Prospect, Priory, or MEDIAN) in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us. If any one of these tenants were to file for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. The protections that we have in our leases, which can include letters of credit, cross default provisions, parent guarantees, repair reserves, and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

We have experienced rapid growth, and our failure to effectively manage our growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.

We have experienced rapid growth through investments in healthcare properties. Year-over-year, our total assets grew by more than 16%, and we have expanded our presence to nine countries. In addition, we continually evaluate property acquisition and development opportunities as they arise, and we typically have a number of potential acquisition and development transactions under active consideration.

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

Our failure to manage such growth effectively may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions to our stockholders. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and/or incur additional debt.

It may be costly to replace defaulting tenants and we may not find suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate the lease, repossess the facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants may initiate litigation in connection with a lease termination or repossession against us. If a tenant-operator defaults and we choose to terminate the lease, we would then be required to find another tenant-operator or to sell the facility. The transfer of most types of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The lease of these properties to entities other than healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties, we may be forced to sell the properties at a loss. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Circle, Prospect, Priory, and MEDIAN) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term could result in us having to search for, negotiate with, and execute new lease agreements. The process of finding and negotiating with a new tenant along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is untenanted may be costly and require a disproportionate amount of our management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to make distributions to our stockholders. This risk is even greater for those properties under master leases (like Steward, Circle, Prospect, Priory, and MEDIAN) because several properties have the same lease ending dates.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2020, we have approximately $171.4 million of investments in the operations of certain of our healthcare facilities by utilizing RIDEA or similar investments. These investments include profits interest and equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our business, results of operations, and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities located outside the U.S.

At December 31, 2020, we had approximately 43% of our total pro forma gross assets located outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including the United Kingdom, Germany, Italy, Spain, Portugal, Switzerland, Australia, and Colombia creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit and future developments in the European Union, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

In addition, the rents under our leases of foreign assets and expenses incurred internationally are denominated in either euros, British pounds, Swiss francs, Australian dollars, or Colombian pesos, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins, and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents, and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations, the value of our international investments, and our ability to make distributions to our stockholders.

We have exposure to contingent rent escalators, which could hinder our growth and profitability.

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI (or a similar index internationally), typically with specified caps and floors.  If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited.

The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.

Some of our tenants may be newly organized, have limited or no operating history and may be dependent on loans from us to acquire the facility’s operations and for initial working capital. Any bankruptcy filings by one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

Our business is highly competitive and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others: private investors, including large private equity funds; healthcare providers, including physicians; other REITs; real estate developers; government-sponsored and/or not-for-profit agencies; financial institutions; and other lenders. Some of these competitors may have substantially greater financial resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth, and financial return could be materially adversely affected. Certain of our facilities, or facilities we may acquire or develop in the future will face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not generally available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide healthcare services that are not available at our facilities. From time-to-time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and thus our rental revenues, interest income, and/or our earnings from equity investments.

Many of our tenants have an option to purchase the facilities we lease to them which could disrupt our operations.

Many of our tenants have the option to purchase the facilities we lease to them. There is no assurance that the formulas we have developed for setting the purchase price will yield a fair market value purchase price.

In the event our tenants decide to purchase the facilities at the end of the lease term, we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turnover of our facilities could materially adversely affect our ability to execute our business plan and our results of operations.

We have 128 leased properties that are subject to purchase options as of December 31, 2020. For 104 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining 7 leases, the purchase options approximate fair value.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described in the “Healthcare Regulatory Matters” section in Item 1 of this Annual Report on Form 10-K. In such event, it may not be practicable for us to sell a property to such prospective purchaser at a price other than fair market value.

Merger and acquisition activity or consolidation in the healthcare industry may result in a change of control of, or a competitor’s investment in, one or more of our tenants or operators, which could have a material adverse effect on us.

The healthcare industry continues to experience consolidation, including among owners of real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms, and other investors that pursue a variety of investments, which may include investments in our tenants. We have historically developed strong, long-term relationships with many of our tenants. A competitor’s investment in one of our tenants, any change of control of a tenant, or a change in the tenant’s management team could enable our competitor to influence or control that tenant’s business and strategy. This influence could have a material adverse effect on us by impairing our relationship with the tenant, negatively affecting our interest, or impacting the tenant’s financial and operational performance, including their ability to pay us rent or interest. Depending on our contractual agreements and the specific facts and circumstances, we may have consent rights, termination rights, remedies upon default, or other rights and remedies related to a competitor’s investment in, a change of control of, or other transactions impacting a tenant. In deciding whether to exercise our rights and remedies, including termination rights or remedies upon default, we assess numerous factors, including legal, contractual, regulatory, business, and other relevant considerations.

Our investments in joint ventures could be adversely affected by our lack of control, our partners’ failure to meet their obligations, and disputes with our partners.

We have entered into five real estate joint ventures with independent parties with a total investment of approximately $900 million at December 31, 2020. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions when due, that our partner might have economic or other business interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we might need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

RISKS RELATED TO FINANCING OUR BUSINESS

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. Thus, access to the capital markets, bank borrowings, and other financing vehicles are important to fund new opportunistic investments. Due to market or other conditions, we may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 19, 2021, we had approximately $10.2 billion of debt outstanding.

Our indebtedness could have significant effects on our business. For example, it could require us to use a substantial portion (or all) of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, development projects, and other general corporate purposes and reduce cash for distributions; force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt; increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; restrict us from making strategic acquisitions or exploiting other business opportunities; and place us at a competitive disadvantage compared to our competitors that have less debt.

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.6 billion in variable interest rate debt that we had outstanding as of February 19, 2021 (excluding the variable rate debt that we have fixed through interest rate swaps). If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In July 2017, the Financial Conduct Authority that regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, thereby discontinuing LIBOR after the end of 2021. While we expect LIBOR to be available in substantially its current form until then, it is possible that LIBOR will become unavailable prior to that point. As of February 19, 2021, approximately $3.5 billion of our outstanding debt (along with our interest rate swaps) is indexed to LIBOR or other interbank offered rates. We are monitoring and evaluating any risks related to potential discontinuation of LIBOR, including transitioning to a new alternative rate and any resulting value transfer that may occur. If the methods of calculating the new index significantly change from their current form, interest rates on our indebtedness currently indexed to LIBOR may be adversely affected.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, joint venture proceeds, or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. See Item 7 of Part II of this Annual Report on Form 10-K for further information on our current debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility (“Credit Facility”) and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, the agreements governing our Credit Facility and the indentures governing our senior unsecured notes limit the amount of dividends we can pay. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 19, 2021, we had approximately $3.5 billion in variable interest rate debt along with €655 million in our joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”). This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we have entered into interest rate swaps to fix the interest rate on all but $1.6 billion of this debt. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to make distributions to our stockholders.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;
•	changes in our earnings estimates, or publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	changes in the market value of our facilities;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;

•	actions by institutional stockholders;
•	an oversupply of, or a reduction in demand for, IRFs, LTACHs, behavioral health facilities, freestanding ER/urgent care facilities, or general acute care hospitals;
•	speculation in the press or investment community; and
•	general market and economic conditions.

Future sales of common stock may have adverse effects on our stock price.

We cannot predict the effect, if any, of future sales of common stock on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price. In addition, such a share price decline could impair our ability to raise future capital through a sale of additional equity securities.

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

As of February 19, 2021, our issue-level rating on our unsecured notes remained at BBB-, while our corporate credit rating from S&P remained at BB+ and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We acquire, develop, and make investments in healthcare real estate. In addition, we selectively make RIDEA investments (or similar investments) in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders is dependent on the real estate and healthcare industries.

Our facilities may not have efficient alternative uses, which could impede our ability to find replacement tenants in the event of termination or default under our leases.

Primarily all of the facilities in our current portfolio are net-leased healthcare facilities. If we, or our tenants, terminate the leases for these facilities, or if these tenants lose their regulatory authority to operate these facilities, we may not be able to locate suitable replacement tenants to lease the facilities for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the facilities to other uses. Any loss of revenues or additional capital expenditures occurring as a result could have a material adverse effect on our financial condition and results of operations and could hinder our ability to meet debt service obligations or make distributions to our stockholders.

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

We have developed and constructed facilities in the past and are currently developing two facilities. Our development and related construction activities may subject us to the following risks: we may have to compete for suitable development sites; our ability to complete construction is dependent on there being no title, environmental, or other legal proceedings arising; we may be subject to delays due to weather conditions, strikes, and other contingencies beyond our control; we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits, which could result in increased costs, delays, or our abandonment of these projects; and we may incur construction costs for a facility which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

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

We may be subject to risks in connection with our acquisition of healthcare real estate, including:

•	we may have no previous business experience with the tenants at the facilities acquired, and we may face difficulties in working with them;
•

underperformance of the acquired facilities due to various factors, including unfavorable terms and conditions of any acquired lease agreements, disruptions caused by the management of our tenants, or changes in economic conditions;

•	diversion of our management’s attention away from other business concerns;
•	exposure to any undisclosed or unknown potential liabilities (including environmental liabilities) relating to the acquired facilities (or entities acquired in a share deal); and
•	potential underinsured losses on the acquired facilities.

We cannot assure you that we will be able to manage the new properties without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

Our facilities may not achieve expected results, which may harm our financial condition and operating results and our ability to make the distributions to our stockholders required to maintain our REIT status.

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of necessary improvements may prove inaccurate, as well as general investment risks associated with any new real estate investment. Newly-developed or newly-renovated facilities may not have operating histories that are helpful in making objective pricing decisions. The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames. If our facilities do not achieve expected results and generate ample cash flows from operations, amounts available for distribution to stockholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

We may suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits.

Our leases and mortgage loans generally require our tenants/borrowers to carry property, general liability, professional liability, loss of earnings, all risk, and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. We carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants/borrowers can afford. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment. We continually review the insurance maintained by our tenants/borrowers and believe the coverage provided to be adequate and customary for similarly situated companies in our industry. However, we cannot provide any assurances that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to make distributions to stockholders.

Facilities, particularly those that consist of older structures, have an ongoing need for capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases generally require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation, and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants and returns on our equity investments, which in turn could have a material adverse effect on our financial condition, results of operations, and our ability to make distributions to our stockholders.

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

Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources, and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our stockholders and could exceed the value of all of our facilities. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of, or remediate such substances, including medical waste generated by other healthcare operators, may adversely affect our tenants or our ability to use, sell, or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

Although our leases and mortgage loans require our operators to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations and, therefore, any material violation of environmental laws could have a material adverse effect on us. In addition, environmental laws are constantly evolving, and changes in laws or regulations, or changes in interpretations of the foregoing, could create liabilities where none exist today.

Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease, may limit our use of the facility, and may result in additional expense to us if our tenants vacate our facility.

We have acquired interests in 29 facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, which could be a negative impact to our financial condition. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

The continued pressure on fee-for-service reimbursement from third-party payors and the shift towards alternative payment models, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

Sources of revenue for our tenants may include the Medicare and Medicaid programs, private insurance carriers, and health maintenance organizations, among others. In addition to ongoing efforts to reduce healthcare costs, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs.

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

The Centers for Medicare and Medicaid’s (“CMS”) regulatory restrictions on reimbursement for LTACHs and IRFs can lead to reduced reimbursement for our tenants that operate such facilities and departments. CMS continues to explore restrictions on LTACH and IRF reimbursement focused on more restrictive facility and patient level criteria.

The Reform Law enacted in 2010 represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. Though efforts to repeal and replace the Reform Law was the focus of the previous administration, with a new democratic party controlled government starting in 2021, such efforts are expected to stop. Regardless, we believe that certain trends, including, but not limited to, various quality and reimbursement initiatives discussed above, will continue.

We cannot predict with absolute precision how these changes will affect the long-term financial condition of our tenants. However, any significant negative impact to our tenants could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

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

From time-to-time, our tenants are subject to various federal and state inquiries, investigations, and other proceedings and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. An adverse result to our tenant/borrower in one or more such governmental proceedings may have a material adverse effect on their operations and financial condition and on its ability to make required lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

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

Further, many hospitals and other institutional providers in the U.S. are accredited by accrediting organizations, such as the Joint Commission. The Joint Commission was created to accredit healthcare providers, including our tenants that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements. Surveyors for the Joint Commission, after achieving a minimum number of patients and approximately every three years thereafter, conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification including under the Medicare and Medicaid programs.

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

In the case of an acquisition of a provider’s operations, some of our tenants have accepted an assignment of the previous operator’s Medicare provider agreement. Such operators that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. These types of issues may not be discovered prior to purchase or after our tenants commence operations in our facilities. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us.

Certain of our lease arrangements may be subject to laws related to fraud and abuse or physician self-referrals.

Physician investment in subsidiaries that lease our facilities could subject our leases to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our leases do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject our tenants to fines, which could impact our tenants’ ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.  Therefore, in all cases, we intend to use our good faith efforts to structure our lease arrangements to comply with these laws.

We may be required to incur substantial renovation costs to make our healthcare properties suitable for other tenants.

Healthcare facilities are typically highly customized and subject to healthcare-specific building code requirements. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator may require different features in a property, depending on that operator’s particular business. If a current operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, or regulatory requirements, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may have a material adverse effect on our business, results of operations, and financial condition.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain healthcare facilities in which we invest may be subject to state laws in the U.S. which require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures. State certificate of need laws are not uniform throughout the U.S., are subject to change, and may delay developments of facilities or acquisitions or certain other transfers of ownership of facilities. We cannot predict the impact of state certificate of need laws on any of the preceding activities or on the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this value may markedly change.

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

Pursuant to Maryland law, our charter and bylaws contain provisions that may have the effect of deterring changes in management and third-party acquisition proposals, which in turn could depress the price of our common stock or cause dilution.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of our technology (or that of our third-party vendors) could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information (in accordance with GDPR law in Europe and similar laws elsewhere) along with tenant and lease data. We purchase or license some of our information technology from vendors. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or the improper access or disclosure of our or our tenant’s information such as in the event of cyber-attacks.

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

A security breach, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, or other significant disruption involving our IT networks and related systems (or that of our third-party vendors) could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;
•	result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines;
•	result in our inability to properly monitor our compliance with regulations regarding our qualification as a REIT;
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

Unfavorable resolution of pending and future litigation matters could have a material adverse effect on our financial condition.

From time-to-time, we are involved in legal proceedings, lawsuits, and other claims. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our tenants in which such tenants have agreed to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities arising in connection with their respective businesses. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations, and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any available insurance coverage.

Changes in accounting pronouncements could adversely affect us and the reported financial performance of our tenants.

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

We believe that we qualify as a REIT for federal income tax purposes and have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year that began on April 6, 2004, and ended on December 31, 2004. In addition, we own a direct interest in a subsidiary REIT that has elected to be taxed as a REIT commencing with the 2019 tax year. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because we would not be allowed a deduction for distributions to stockholders in computing our taxable income;

therefore, we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax. We also could be subject to increased state and local taxes, and unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow to pay distributions to our stockholders. Any funds that we borrow would subject us to interest rate and other market risks.

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

We have purchased certain properties and leased them back to the sellers of such properties. We intend for any such sale-leaseback transaction to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for income tax purposes. However, depending on the terms of any specific transaction, taxing authorities might take the position that the transaction is not a “true lease”. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might not be able to deduct depreciation expense on the real estate, resulting in potential higher income taxes.

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

Our TRS will make loans to tenants of our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our TRS, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to make distributions to our stockholders.

Certain transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time-to-time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government as well as the governments of many of the locations in which we operate (such as Australia, Germany, the United Kingdom, Colombia, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

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

The Tax Cuts and Jobs Act provides a deduction to non-corporate taxpayers (e.g., individuals, trusts, and estates) of 20% on dividends paid by a REIT that are not classified as capital gains. This provides closer parity between the treatment under the law of ordinary REIT dividends and qualified dividends. The law also provides for a maximum individual marginal tax rate on ordinary income, without regard to the effect of this deduction, of 37%. For non-corporate taxpayers, this would reduce the maximum marginal tax rate on ordinary REIT dividends to 33.4% (including the 3.8% Medicare tax that is applied before the 20% deduction). The tax law’s 20% deduction on dividends paid by a REIT to non-corporate taxpayers and the reduced individual tax rates are scheduled to sunset for tax years beginning after 2025, absent further legislation.

Loss of our tax status as a Managed Investment Trust for our Australia subsidiary would result in additional foreign tax liability.

We have structured our Australia investment through a Managed Investment Trust which provides certain tax benefits to us. In order to obtain these tax benefits, we must meet specific qualifying conditions on an annual basis. If these conditions are not met, we will be subject to higher foreign income taxes related to our Australian investment. We believe all qualifying conditions have been met; however, these qualifications can be subjective and could result in differing interpretations by the local tax authorities.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2020, our portfolio (including properties in our five real estate joint ventures) consisted of 392 properties: 364 facilities (of the 386 facilities that we owned) were in operation and leased to 45 operators, six assets were in the form of first mortgage loans to four operators, and two properties were under construction.

	Total Properties	Total 2020 Revenue	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$791	$8,911
Arizona	16	51,810	495,592	(C)
Arkansas	2	9,068	99,683
California	23	146,705	1,342,172	(B)
Colorado	13	10,768	98,400
Connecticut	3	46,412	475,487
Florida	4	18,509	233,198
Idaho	6	30,412	301,430
Illinois	—	211	—
Indiana	4	4,856	83,004
Iowa	1	4,927	57,029
Kansas	11	25,825	305,767
Kentucky	1	7,770	66,300
Louisiana	6	14,370	152,086
Massachusetts	10	139,326	1,462,614
Michigan	2	4,297	29,875
Missouri	4	19,457	170,921
Montana	1	1,733	17,934
Nevada	1	10,411	87,698
New Jersey	6	30,716	313,172
New Mexico	2	4,608	44,934
Ohio	7	13,383	131,321	(C)
Oklahoma	1	6,647	73,154
Oregon	1	10,038	110,000
Pennsylvania	10	78,682	864,273
Rhode Island	2	8,471	112,019
South Carolina	8	13,038	186,311
Texas	59	110,261	1,586,983	(C)
Utah	7	110,781	1,292,601
Virginia	2	2,846	25,577
Washington	2	12,653	136,600
West Virginia	1	814	17,257
Wisconsin	1	3,281	29,062
Wyoming	3	9,032	102,676
Other assets	—	—	405,166
Total United States	222	$962,909	$10,919,207
International:
Australia	11	$55,874	$989,849
Colombia	3	1,646	139,703
Germany	82	34,646	811,549	(D)
Italy	8	—	98,103	(D)
Portugal	1	1,788	37,479
Spain	3	472	99,841	(D)
Switzerland	17	384	558,809	(D)
United Kingdom	45	191,519	3,070,547
Other assets	—	—	103,927
Total International	170	$286,329	$5,909,807
Total	392	$1,249,238	$16,829,014

(A)	Represents total assets at December 31, 2020.
(B)	Includes two development projects still under construction at December 31, 2020.

(C)

Arizona and Ohio each include one facility that was vacant at December 31, 2020. Texas includes 18 facilities that were vacant at December 31, 2020. Our investment in facilities that were vacant at December 31, 2020 is less than 1.0% of total assets.

(D)	For Germany, Switzerland, Italy, and Spain, we own properties through five real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties	Total 2020 Revenue
	(Dollars in thousands)
Germany	71	$63,966
Switzerland	17	24,795
Italy	8	8,090
Spain	3	8,907
Total	99	$105,758

A breakout of our facilities at December 31, 2020 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	204	38,457,440	23,989
IRFs	112	12,492,025	16,498
LTACHs	20	1,150,075	1,081
FSERs	51	384,745	—
Behavioral health facilities	5	383,044	507
	392	52,867,329	42,075

(A)	Excludes our two facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2021	1	$2,250	0.2%	95,445	126
2022	16	55,622	4.6%	3,860,484	2,719
2023	4	13,748	1.1%	912,652	823
2024	1	2,731	0.2%	204,325	170
2025	7	17,225	1.4%	1,636,236	850
2026	2	8,850	0.7%	212,272	187
2027	1	3,183	0.3%	102,948	13
2028	4	5,591	0.5%	141,725	74
2029	12	44,854	3.7%	2,375,756	1,154
2030	5	4,509	0.4%	177,066	16
Thereafter	356	1,046,041	86.9%	44,720,824	37,538
Total	409	$1,204,604	100.0%	54,439,733	43,670

(1)	Schedule includes leases and mortgage loans.
(2)

Includes all properties, including 99 properties owned through our five real estate joint ventures and an estimated 40 properties to be acquired in the Priory transaction, except 20 vacant properties representing less than 1% of our total assets, and two facilities that are under development.

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

	High	Low	Dividends
Year Ended December 31, 2020
First Quarter	$24.29	$12.35	$0.27
Second Quarter	20.90	14.20	0.27
Third Quarter	20.72	16.10	0.27
Fourth Quarter	21.96	17.13	0.27
Year Ended December 31, 2019
First Quarter	$18.89	$15.50	$0.25
Second Quarter	18.92	16.83	0.25
Third Quarter	19.67	17.06	0.26
Fourth Quarter	21.63	18.94	0.26

On February 19, 2021, the closing price for our common stock, as reported on the New York Stock Exchange, was $21.86 per share. As of February 19, 2021, there were 71 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2015 through December 31, 2020, among us, the Russell 2000 Index, NAREIT All Equity REIT Index, and SNL US REIT Healthcare Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Total Return Performance
Medical Properties Trust, Inc.
Russell 2000 Index
NAREIT All Equity REIT Index
SNL US REIT Healthcare Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Medical Properties Trust, Inc.	100.00	114.44	137.94	172.38	238.81	260.15
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
NAREIT All Equity REIT Index	100.00	108.63	118.05	113.28	145.75	138.28
SNL US REIT Healthcare	100.00	107.42	107.26	114.12	138.67	129.69

The graph and accompanying text shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

ITEM 6.	Reserved.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “our,” “we,” and “us” in this management’s discussion and analysis of financial condition and results of operations refer to Medical Properties Trust, Inc. and its consolidated subsidiaries, including MPT Operating Partnership, L.P.

Overview

We were incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We currently have healthcare investments in the U.S., Europe, Australia, and South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 U.S. federal income tax return. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing to these operators through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis (typically 15 years) with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators generally range from 0.5% to 3%. In addition, most of our leases and loans include rate increases based on the general rate of inflation if greater than the minimum contractual increases. Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

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

At December 31, 2020, our portfolio (including real estate assets in joint ventures) consisted of 392 properties leased or loaned to 49 operators, of which two were under development and six were in the form of mortgage loans.

Selected Financial Data

The following sets forth selected consolidated financial and operating data. You should read the following selected financial data in conjunction with the consolidated financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8, in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands except per share data)
OPERATING DATA
Total revenues	$1,249,238	$854,197	$784,522
Expenses:
Interest	328,728	237,830	223,274
Real estate depreciation and amortization	264,245	152,313	133,083
Property-related	24,890	23,992	9,237
General and administrative	131,663	96,411	81,003
Total expenses	749,526	510,546	446,597
Other income (expense):
(Loss) gain on sale of real estate	(2,833)	41,560	719,392
Real estate impairment charges	(19,006)	(21,031)	(48,007)
Earnings from equity interests	20,417	16,051	14,165
Debt refinancing and unutilized financing costs	(28,180)	(6,106)	—
Other (including mark-to-market adjustments on equity securities)	(6,782)	(345)	(4,071)
Income tax (expense) benefit	(31,056)	2,621	(927)
Net income	432,272	376,401	1,018,477
Net income attributable to non-controlling interests	(822)	(1,717)	(1,792)
Net income attributable to MPT common stockholders	$431,450	$374,684	$1,016,685
Net income attributable to MPT common stockholders per diluted share	$0.81	$0.87	$2.76
Weighted-average shares outstanding — diluted	530,461	428,299	366,271
OTHER DATA
Dividends declared per common share	$1.08	$1.02	$1.00
FFO(1)	$757,677	$535,768	$485,335
Normalized FFO(1)	$831,209	$557,413	$501,004
Normalized FFO per share(1)	$1.57	$1.30	$1.37
Cash paid for acquisitions and other related investments	$3,414,437	$4,565,594	$666,548

	December 31,
	2020	2019	2018
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$14,337,929	$11,438,078	$7,165,834
Real estate accumulated depreciation/amortization	(833,529)	(570,042)	(464,984)
Cash and cash equivalents	549,884	1,462,286	820,868
Equity investments	1,123,623	926,990	520,058
Other loans	858,368	544,832	373,198
Other assets	792,739	665,187	428,669
Total assets	$16,829,014	$14,467,331	$8,843,643
Debt, net	$8,865,458	$7,023,679	$4,037,389
Other liabilities	619,699	415,498	245,316
Total Medical Properties Trust, Inc. stockholders’ equity	7,338,532	7,028,047	4,547,108
Non-controlling interests	5,325	107	13,830
Total equity	7,343,857	7,028,154	4,560,938
Total liabilities and equity	$16,829,014	$14,467,331	$8,843,643
(1)	See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2020 Highlights

The global outbreak of COVID-19 in 2020, including in countries where we own and lease facilities, has further validated our business model, which focuses on hospitals as the centerpiece of healthcare delivery across the world. As COVID-19 ramped up, governments around the world looked to hospitals and hospital operators to provide necessary care to victims of the pandemic. In the early stages of the pandemic, our tenants were impacted by the governmental mandates to defer elective surgeries, the takeover of certain facilities by the governments in certain countries, and the overall downturn in the economy in general. By the 2020 third quarter, our tenants were back accepting patients and performing medically necessary elective procedures, resulting in improved volumes compared to the 2020 second quarter. Despite all of this, we received all but 2% of our annual rent and interest payments in 2020. For the 2% not collected as scheduled, we have agreements in place to collect such deferred amounts plus interest. We expect to continue to receive substantially all future rent and interest payments; however, no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover.

In addition to the collection of almost all of our rent and interest during the pandemic, we, along with our operators, executed on several accretive growth initiatives during 2020 despite the environment created by the COVID-19 pandemic. In 2020, we invested approximately $3.6 billion in hospital real estate. Additionally, we have maintained liquidity during the COVID-19 pandemic by raising more than $400.0 million in proceeds through sales of our common stock in our at-the-market program, receiving more than $500.0 million from payoffs on our loan portfolio and divestitures, and completing a $1.3 billion 3.50% senior unsecured notes offering, of which approximately $833 million was used to refinance debt with a weighted-average interest rate of 6%. We also increased our dividend to $0.27 per share per quarter in 2020, which is the 6th year in a row for such an increase. Finally, shortly after year-end, we were able to extend and improve pricing of our revolving credit and term loan facility (“Credit Facility”).

A summary of our 2020 highlights is as follows:

•	Acquired the following real estate assets:
•	Acquired 30 acute care hospitals in the United Kingdom for a purchase price of approximately £1.5 billion. These facilities are leased to Circle;
•

Formed a new joint venture for the purpose of investing in the operations of international hospitals and originated a $205 million acquisition loan as part of this formation. We have a 49% interest in this joint venture, which simultaneously purchased from Steward the rights and existing assets related to all present and future international opportunities previously owned by Steward for strategic, regulatory, and risk management purposes;

•	Completed construction and began recording rental income on two general acute care facilities and one IRF;
•

Commenced the development of two IRFs in California for a total budget of $95.6 million. These facilities will be leased to Ernest Health, Inc. (“Ernest”) upon completion in the fourth quarter of 2021 and first quarter of 2022;

•

Acquired the fee simple real estate of two general acute care hospitals in Utah for a total investment of $950 million in exchange for the reduction of the mortgage loans made to Steward for such properties and additional cash consideration of $200 million based on their relative fair value;

•	Acquired an inpatient rehabilitation facility in Germany for approximately €12.5 million leased to MEDIAN;
•	Acquired two private acute care facilities in the United Kingdom for a total of approximately £115 million leased to Circle;
•

Acquired a general acute care hospital in Lynwood, California for a total investment of approximately $300 million. This facility is leased to affiliates of Prime Healthcare Services, Inc. (collectively, “Prime”);

•	Acquired a general acute care facility in the United Kingdom for £50.0 million leased to a new tenant, The Royal Marsden NHS Foundation Trust;
•	Financed three general acute care hospitals in Colombia for approximately $135 million operated by the new international joint venture;
•	Acquired two inpatient rehabilitation facilities, one in Texas and one in Indiana, for a total of approximately $58 million leased to Curahealth Hospitals, a new tenant to us;
•	Acquired an additional equity ownership in Infracore SA (“Infracore”) for CHF 206.5 million; and
•	Acquired an inpatient rehabilitation facility in South Carolina for $17.0 million leased to Ernest.

Subsequent to December 31, 2020, we entered into definitive agreements to acquire 35 to 40 behavioral health facilities currently owned and operated by Priory for an aggregate purchase price of approximately £800 million along with a £250 million short-term acquisition loan. To help fund these investments subsequent to year-end, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711.0 million, after deducting underwriting discounts and commissions and offering expenses, along with utilizing approximately £500 million of a $900 million interim credit facility at terms similar to our Credit Facility.

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

A summary of our 2019 highlights was as follows:

•	Acquired real estate assets or commenced development projects totaling more than $4.5 billion, as noted below:
•	Invested in three acute care hospitals and one IRF for an aggregate investment of approximately $135 million, leased to four separate operators;
•

Invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for a combined purchase price of approximately CHF 236.6 million, effected through our purchase of a minority interest in a Swiss healthcare real estate company, Infracore. These facilities are leased to Swiss Medical Network. Additionally, we purchased a 4.9% stake in Aevis Victoria SA, previous majority shareholder of Infracore, for CHF 47 million;

•

Acquired 11 hospitals in Australia for a purchase price of approximately A$1.2 billion plus stamp duties and registration fees of A$66.6 million. These facilities are leased to Healthscope Ltd. (“Healthscope”);

•	Acquired seven community hospitals in Kansas for approximately $145.4 million. These facilities are leased to Saint Luke’s Health System;
•	Acquired 14 acute care hospitals and two behavioral health facilities for a combined purchase price of approximately $1.55 billion. These facilities are leased to Prospect;
•	Acquired eight private hospitals located throughout England for an aggregate purchase price of £347 million. These facilities are leased to Ramsay Health Care;
•	Acquired 10 post-acute facilities in various states throughout the U.S. for approximately $268 million. These facilities are leased to Vibra Healthcare, LLC;
•	Commenced the development of a behavioral hospital in Houston, Texas for $27.5 million, which opened in the 2020 fourth quarter and leased to NeuroPsychiatric Hospitals;
•	Acquired an acute care hospital in Portugal for approximately €28.2 million. This facility is leased to José de Mello;
•	Acquired two acute care hospitals in Spain for €117.3 million, effected through our purchase of a 45% interest in a joint venture. These facilities are leased to HM Hospitales; and
•	Acquired 10 acute care hospitals in six U.S. states for approximately $700.0 million leased to LifePoint Health, Inc. (“LifePoint”).
•

To help fund the investments in 2019, we used cash on-hand and generated proceeds through equity offerings, utilization of our at-the-market equity program, through new issuances of unsecured notes, and from sales of real estate. Details of such activities are as follows:

•	Sold 36.1 million shares under our at-the-market equity program, generating proceeds of approximately $650 million;
•	Received proceeds from an Australian term facility of approximately $837 million in June 2019 and fixed the interest rate to approximately 2.45% in July 2019 using an interest rate swap;
•

Completed an underwritten public offering of 51.75 million shares of our common stock in July 2019, resulting in net proceeds of approximately $860 million, after deducting underwriting discounts and commissions and offering expenses;

•	Completed a $900 million senior unsecured notes offering in July 2019 with a rate of 4.625%;
•

Completed an underwritten public offering of 57.5 million shares of our common stock in November 2019, resulting in net proceeds of $1.026 billion, after deducting underwriting discounts and commissions and offering expenses;

•	Completed a £400 million and £600 million unsecured notes offering in December 2019 with a rate of 2.550% and 3.692%, respectively; and

•	Sold five properties in 2019 generating a gain of $41.6 million.

2018 Highlights

In 2018, we demonstrated the value of our portfolio through strategic property sales that generated gains exceeding $700 million and cash proceeds of approximately $2 billion.

A summary of our 2018 highlights was as follows:

•

Sold the real estate of 76 properties (71 of which were contributed to a joint venture arrangement) and sold our equity interest in Ernest (along with the repayment of all outstanding loans and accrued interest) for a net gain of approximately $720 million, as noted below:

•	Sold two acute care hospitals in Houston, Texas for a net gain of approximately $100 million;
•	Sold three long-term acute care hospitals located in California, Texas, and Oregon, for $53 million of cash and resulting in a net gain of $19.1 million;
•	Sold 71 properties located in Germany for a net gain of approximately €500 million by way of a joint venture arrangement, for which we own a 50% interest; and
•	Sold our investment in the operations of Ernest and were repaid outstanding loans and accrued interest generating over $176 million in cash.
•	Acquired the following real estate assets:
•	Acquired three inpatient rehabilitation hospitals in Germany for a combined purchase price of €17.3 million. These facilities are leased to MEDIAN;
•	Acquired five acute care hospitals from Steward in exchange for the reduction of $764 million in mortgage loans plus cash, which further increased the strength of our portfolio; and
•	Acquired an acute care hospital in Pasco, Washington for $17.5 million. This facility is leased to LifePoint.
•	After completing our strategic dispositions, we repaid over $800 million in outstanding revolver debt.
•	Sold 5.6 million shares under our at-the-market equity program, generating proceeds of approximately $95 million.

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether investments we make in certain businesses/entities should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties (such as the ultimate impact from the COVID-19 pandemic) and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, and other events ongoing (such as the recent health crisis caused by the COVID-19 outbreak) on tenants’ profitability and liquidity.

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

Losses on Financing Lease Receivables: Upon the adoption of Accounting Standards Update (“ASU”) No. 2016-13 “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a new forward-looking “expected loss” model to all of our financing receivables, including financing leases and loans. With this change, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is underperforming and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

With the adoption of ASU 2016-13, we made the accounting policy election to exclude interest receivables from the credit loss reserve analysis. Such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we are using ASU 2016-13 to establish credit loss reserves on all outstanding loans based on historical credit losses on similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from ASU 2016-13 and we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

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

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. In making estimates of fair value for purposes of impairment assessments, we will look to a number of sources including independent appraisals, available broker data, or our internal data from recent transactions involving similar properties in similar markets. We do not believe that the value of any of our facilities was impaired at December 31, 2020; however, given the highly specialized aspects of our properties no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation:  For properties acquired for operating leasing purpose, we currently account for such acquisition based on asset acquisition accounting rules. Under this accounting method, we allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We measure the aggregate value of other lease intangible assets to be acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant when acquired. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months (based on experience) but can be longer depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination.

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2020, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 26.1 years at December 31, 2020. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2020 and 2019, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Liquidity and Capital Resources

Our typical sources of cash include our monthly rent and interest receipts, distributions from our five real estate joint venture agreements, borrowings under our revolving credit facility, public issuances of debt and equity securities, and proceeds from bank debt, asset dispositions (either one-off or group asset sales through joint venture transactions), and principal payments on loans. Our primary uses of cash include dividend distributions, debt service (including principal and interest), new investments (including acquisitions, developments, or capital improvement projects), loan advances, property expenses, and general and administrative expenses.

Absent our requirements to make distributions to maintain our REIT qualification (as more fully described in Note 5 within Item 8 of this Annual Report on Form 10-K) and our current contractual commitments discussed later, we do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

See below for highlights of our sources and uses of cash for the past three years:

2020 Cash Flow Activity

We generated cash of $617.6 million from operating activities during 2020, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $568 million and certain investing activities.

In regards to other investing and financing activities in 2020, we did the following:

a)

Invested $3.6 billion in real estate assets and other loans, net of $835 million in mortgage loan conversions, representing over 40 facilities across five countries, headlined by the £1.5 billion Circle acquisition of 30 properties in January 2020;

b)	Funded approximately $167.2 million of development, capital addition, and other projects;
c)	Issued 21.0 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $411 million;
d)	Closed on a £700 million British pound sterling term loan to help fund the Circle acquisition in January 2020;
e)	Received approximately $1.3 billion in loan principal repayments;
f)	Sold 15 facilities generating net proceeds of $94 million; and
g)	Completed a $1.3 billion, 3.5% senior unsecured notes offering on December 4, 2020, using proceeds to pay off $800 million of senior unsecured notes with a weighted-average interest rate of 6%.

Subsequent to December 31, 2020, we invested another £1.1 billion as part of the Priory transaction funded using a combination of sources including a completed underwritten public offering of 36.8 million shares, resulting in net proceeds of approximately $711.0 million, after deducting underwriting discounts and commissions and offering expenses, and utilizing approximately £500 million of a $900 million interim credit facility.

2019 Cash Flow Activity

We generated cash of $494.1 million from operating activities during 2019, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $412 million and certain investing activities including the additional funding of our development activities.

In regards to other investing and financing activities in 2019, we did the following:

a)	Purchased $4.5 billion in real estate assets representing over 80 facilities across seven countries;
b)	Funded approximately $377.0 million of development, capital addition, and other projects;
c)	In 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $650 million;
d)	On June 3, 2019, we received proceeds from an Australian term loan facility of approximately $837 million to help fund the Healthscope acquisition;
e)	On July 18, 2019, we completed an underwritten public offering of 51.75 million shares, resulting in net proceeds of $858 million;
f)	On July 26, 2019, we completed a $900 million senior unsecured notes offering resulting in net proceeds of approximately $885 million;
g)	In 2019, we sold facilities generating net proceeds of $112 million;
h)	On November 8, 2019, we completed an underwritten public offering of 57.5 million shares of our common stock, resulting in net proceeds of $1.026 billion;
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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2020, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 19, 2021, we have no debt principal payments due within the next twelve months. In January 2021, we amended our revolving credit facility to extend it until February 2024 and improve pricing. At February 19, 2021, and after our funding of the £1.1 billion Priory transaction using proceeds from the January 2020 equity offering that raised approximately $711 million and utilizing approximately £500 million of a $900 million interim loan facility, availability under our revolving credit facility plus cash on-hand approximated $1.3 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $584.3 million of availability under our at-the-market equity program, and approximately £250 million expected to be repaid by Waterland pursuant to the Priory short-term loan is sufficient to fund our operations, dividends in order to comply with REIT requirements, and our current firm commitments and debt service obligations as noted below for the next twelve months.

Long-term Liquidity Requirements:

As of February 19, 2021, our liquidity approximates $1.3 billion and we believe our liquidity, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and approximately $584.3 million of availability under our at-the-market equity program, is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to fund additional investments, to fund debt maturities coming due starting in 2022 and beyond (as outlined below in our commitment schedule), or to strategically refinance any existing debt in order to reduce interest rates, we may need to access one or a combination of the following sources of capital:

•	sale of equity securities;
•	issuance of new USD, EUR, or GBP denominated debt securities, including senior unsecured notes;
•	entering into new bank term loans;
•	placing new secured loans on real estate located outside the U.S.; and/or
•	proceeds from strategic property sales or joint ventures.

However, there is no assurance that conditions will be favorable for such possible transactions (particularly in light of the ongoing COVID-19 pandemic) or that our plans will be successful.

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 19, 2021 (amounts in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Senior unsecured notes(1)	$229,183	$879,055	$809,507	$234,571	$840,521	$5,617,105	$8,609,942
Revolving credit facility(1)(2)	9,926	11,453	11,453	661,108	—	—	693,940
Term loan	2,932	3,204	3,204	3,213	3,204	200,281	216,038
Australian term loan facility(1)	23,135	23,135	23,135	953,407	—	—	1,022,812
British pound sterling term loan(1)	19,385	19,385	19,385	19,438	981,917	—	1,059,510
Interim credit facility to fund Priory transaction(1)	6,758	701,144	—	—	—	—	707,902
Operating lease commitments(3)	6,927	7,844	7,616	6,687	5,791	262,204	297,069
Purchase obligations(1)(4)	188,576	86,514	60,793	39,870	39,204	193,288	608,245
Totals	$486,822	$1,731,734	$935,093	$1,918,294	$1,870,637	$6,272,878	$13,215,458

(1)	We used the exchange rates at February 19, 2021 in preparing this table.
(2)

As of February 19, 2021, we have a $1.3 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was $660.2 million as of February 19, 2021) and interest rate in effect at February 19, 2021 remain in effect through maturity.

(3)	Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $61.1 million of future expenditures related to development projects and $547.1 million of future expenditures on committed capital improvement projects.

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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net income for the year ended December 31, 2020, was $431.5 million compared to net income of $374.7 million for the year ended December 31, 2019. This 15% increase in net income is primarily due to incremental revenue from new investments made in 2019 and 2020, including revenue from the Circle transaction in January 2020. Such increase in revenue was partially offset by higher interest expense (from additional debt to partially finance these new investments) and depreciation expense. In addition, we incurred higher general and administrative costs and income tax expense due to the growth of the company internationally, including $9 million of higher income tax expense related to the increase in corporate tax rates in the United Kingdom. Finally, we had $42 million of gains on property disposals in 2019 versus a small loss in 2020. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $831.2 million, or $1.57 per diluted share for 2020, as compared to $557.4 million, or $1.30 per diluted share, for 2019. This 21% increase in Normalized FFO per share is primarily due to incremental revenue from new investments in 2019 and 2020.

A comparison of revenues for the years ended December 31, 2020 and 2019 is as follows (dollar amounts in thousands):

	2020		2019		Change
Rent billed	$741,311	59.4%	$474,151	55.6%	$267,160
Straight-line rent	158,881	12.7%	110,456	12.9%	48,425
Income from financing leases	206,550	16.5%	119,617	14.0%	86,933
Interest and other income	142,496	11.4%	149,973	17.5%	(7,477)
Total revenues	$1,249,238	100.0%	$854,197	100.0%	$395,041

Our total revenues for 2020 are up $395.0 million or 46% over the prior year. This increase is made up of the following:

•

Operating lease revenue (including rent billed and straight-line rent) — up $315.6 million over the prior year of which approximately $209.3 million is revenue from acquisitions made in 2020 (including $151.6 million of which relates to the Circle acquisition in the first quarter of 2020 and $47.8 million that relates to the two Utah properties acquired from proceeds of the mortgage loan conversions) and $127.3 million of incremental revenue from 2019 acquisitions, $14.0 million is from the commencement of rent on three development properties, $8.1 million is from capital additions in 2020, and approximately $0.4 million is from favorable foreign currency fluctuations. This increase is partially offset by $43.5 million of lower revenue from disposals (in 2019 and 2020) and properties vacated in 2020, as well as more straight-line rent write-offs than in 2019 from the property disposals, re-leasing activities, and other lease modifications as described in Note 3 to Item 8 of this Annual Report on Form 10-K.

•

Income from financing leases — up $86.9 million compared to 2019 due to $89.3 million of revenue from the Prospect acquisition in the 2019 third quarter, partially offset by the impact from the reclassification of six properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020.

•	Interest and other income — down $7.5 million from the prior year due to the following:
•

Interest from loans — down $7.7 million over the prior year of which $25.9 million is the result of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020 (as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K) and $5.7 million is from the repayment of Prime loans in the fourth quarter of 2020. This decrease is partially offset by $24.0 million of incremental revenue earned on new loan investments, including $10.2 million earned on the loan made to the new international joint venture in May 2020 (see Note 3 to Item 8 of this Annual Report on Form 10-K for additional details) and $7.9 million of incremental interest revenue from the Prospect loans made in August 2019, along with $0.4 million from favorable foreign currency fluctuations.

•

Other income — up $0.2 million from the prior year due to additional properties acquired in 2019 and 2020, whereby we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for 2020 and 2019 totaled $328.7 million and $237.8 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2019 as our weighted-average interest rate year-over-year decreased from 4.45% in 2019 to 3.88% in 2020.

Real estate depreciation and amortization during 2020 increased to $264.2 million from $152.3 million in 2019 due to new investments made in 2019 and 2020.

Property-related expenses for 2020 increased slightly compared to 2019. This increase is primarily due to property taxes and other expenses incurred on vacant properties. Of the $24.9 million of property expenses in 2020, approximately $14 million represents costs that were reimbursed by our tenants and included in “Interest and other income” line on our consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represent 10.5% for 2020, a decline from the 11.3% in the prior year. On a dollar basis, general and administrative expenses totaled $131.7 million for 2020, which is a $35.3 million increase from 2019. Of this increase, $21.7 million relates to compensation primarily related to higher stock compensation expense from our performance-based awards. The balance of the increase is primarily related to other corporate expenses, which are higher due to the growth of the company, in particular our international expansion.

During the year ended December 31, 2020, we disposed of nine properties and six ancillary properties resulting in a net loss of $2.8 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus Health,

Inc. (“Adeptus”) properties and one Alecto Healthcare Services LLC (“Alecto”) facility in the first quarter of 2020 (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details). In comparison, we sold five properties in 2019 for a gain of $41.6 million and incurred $21.0 million of real estate impairment charges on certain vacant properties.

Earnings from equity interests was $20.4 million for 2020, up $4.4 million from 2019 primarily due to incremental income generated on our investments in Infracore and HM Hospitales made in the second and fourth quarters of 2019, respectively.

Debt refinancing and unutilized financing costs were $28.2 million in 2020 due to the redemption premiums and accelerated amortization of deferred debt issuance cost incurred as a result of the prepayment of our $800 million senior unsecured notes in the fourth quarter of 2020. The redeemed unsecured notes had a weighted-average interest rate of 6%, which we refinanced at 3.5%. In 2019, we incurred $6.1 million of bridge loan fees and accelerated commitment fee amortization expense associated with our Australian and GBP term loan facilities.

Other expense of $6.8 million for 2020 is primarily related to non-cash fair value adjustments to mark our investment in Aevis Victoria SA stock to market. This stock declined during 2020 due to the COVID-19 pandemic. We acquired this stock as part of our overall Switzerland investment in May 2019.

Income tax expense includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $31.1 million income tax expense for 2020 is primarily from the income generated by our investments in the United Kingdom, including a one-time adjustment of approximately $9 million to reflect the revaluation of our deferred tax liabilities due to an increase in the United Kingdom corporate tax rate from 17% to 19% in the third quarter of 2020. In comparison, we incurred a $2.6 million income tax benefit in 2019 from the benefit on losses incurred by our TRS during 2019. The 2019 tax benefit was partially offset by tax expense on income generated by our international investments.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $37 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2020. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net income for the year ended December 31, 2019, was $374.7 million compared to net income of $1.02 billion for the year ended December 31, 2018. This decrease is primarily due to the approximate $720 million of gains on the sales of real estate recognized in 2018 from the disposal of five properties in the U.S. and the joint venture transaction with Primotop described in Note 3 to Item 8 of this Annual Report on Form 10-K. This decrease is partially offset by approximately $70 million more in revenues from new investments in 2019. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $557.4 million, or $1.30 per diluted share for 2019, as compared to $501.0 million, or $1.37 per diluted share, for 2018. This increase in Normalized FFO dollars is primarily due to incremental revenue from new investments in 2019, while Normalized FFO per share is lower due to approximately 145 million of new shares issued to fund new investments in 2019.

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

Our total revenues for 2019 were up $69.7 million or 9% over the prior year. This increase is made up of the following:

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

•

Income from financing leases — up $45.6 million over the prior year due to $50 million of revenue from the Prospect acquisition in the 2019 third quarter, partially offset by approximately $5 million of lower revenue on two Alecto properties that closed during 2019. See Note 3 to Item 8 of this Annual Report on Form 10-K for more details.

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

Interest expense for 2019 and 2018 totaled $237.8 million and $223.3 million, respectively. This increase is primarily related to new debt issuances in 2019 including the £1 billion senior unsecured notes issued in December 2019, the $900 million of senior unsecured notes issued in July 2019, and the A$1.2 billion term loan funded in June 2019. In addition, we incurred $6.1 million of bridge loan fees and accelerated commitment fee amortization expense associated with our Australian and GBP term loan facilities in 2019. These increases were partially offset by lower interest in 2019 from the paydown of our revolver, in addition to a reduction in our weighted-average interest rate year-over-year from 4.55% in 2018 to 4.45% in 2019.

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

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $2.6 million income tax benefit for 2019 is primarily related to the benefit on losses incurred by our TRS during the year. The benefit is partially offset by tax expense on income generated by our international investments. In comparison, we incurred $0.9 million of income tax expense in 2018 primarily from income generated by our international investments that was partially offset by $4.4 million of valuation allowances released related to U.S. federal and state deferred tax assets of our TRS.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2020, 2019, and 2018, (amounts in thousands except per share data):

	For the Years Ended December 31,
	2020	2019	2018
FFO Information
Net income attributable to MPT common stockholders	$431,450	$374,684	$1,016,685
Participating securities’ share in earnings	(2,105)	(2,308)	(3,685)
Net income, less participating securities’ share in earnings	$429,345	$372,376	$1,013,000
Depreciation and amortization	306,493	183,921	143,720
Loss (gain) on sale of real estate	2,833	(41,560)	(719,392)
Real estate impairment charges	19,006	21,031	48,007
Funds from operations	$757,677	$535,768	$485,335
Write-off of straight-line rent and other	26,415	22,447	20,074
Non-cash fair value adjustments	9,642	(6,908)	—
Income taxes - rate change/release of valuation allowance	9,295	—	(4,405)
Debt refinancing and unutilized financing costs	28,180	6,106	—
Normalized funds from operations	$831,209	$557,413	$501,004
Per diluted share data
Net income, less participating securities’ share in earnings	$0.81	$0.87	$2.76
Depreciation and amortization	0.57	0.43	0.39
Loss (gain) on sale of real estate	0.01	(0.10)	(1.96)
Real estate impairment charges	0.04	0.05	0.13
Funds from operations	$1.43	$1.25	$1.32
Write-off of straight-line rent and other	0.05	0.05	0.06
Non-cash fair value adjustments	0.02	(0.01)	—
Income taxes - rate change/release of valuation allowance	0.02	—	(0.01)
Debt refinancing and unutilized financing costs	0.05	0.01	—
Normalized funds from operations	$1.57	$1.30	$1.37

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

	As of December 31, 2020	As of December 31, 2019
Total assets	$16,829,014	$14,467,331
Add:
Real estate commitments on new investments(1)	1,901,087	1,988,550
Unfunded amounts on development deals and commenced capital improvement projects(2)	166,258	163,370
Accumulated depreciation and amortization	833,529	570,042
Incremental gross assets of our joint ventures(3)	1,287,077	563,911
Proceeds from new debt and equity subsequent to period-end	1,479,961	927,990
Less:
Cash used for funding the transactions above(4)	(2,067,345)	(2,151,920)
Total pro forma gross assets	$20,429,581	$16,529,274

(1)

The 2020 column reflects investments made in 2021 including the Priory transaction that was funded on January 19, 2021. The 2019 column reflects the acquisition of 30 facilities in the United Kingdom on January 8, 2020.

(2)

Includes $65.5 million and $41.7 million of unfunded amounts on ongoing development projects and $100.8 million and $121.7 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of December 31, 2020 and 2019, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.

(4)	Includes cash available on-hand plus cash generated from activities subsequent to period-end including proceeds from new debt, equity, and loan repayments.

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

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$1,249,238	$854,197	$784,522
Revenue from real estate properties owned through joint venture arrangements	105,758	83,962	32,343
Total adjusted revenues	$1,354,996	$938,159	$816,865

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2020:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25
November 15, 2018	December 13, 2018	January 10, 2019	$0.25
August 16, 2018	September 13, 2018	October 11, 2018	$0.25
May 24, 2018	June 14, 2018	July 12, 2018	$0.25
February 15, 2018	March 15, 2018	April 12, 2018	$0.25

On February 18, 2021, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.28 per share of common stock to be paid on April 8, 2021, to stockholders of record on March 18, 2021.

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

In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits. The changes in the value of our facilities would be impacted also by changes in “cap” rates, which is measured by the current base rent divided by the current market value of a facility.

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions (such as the impact caused by COVID-19). In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2020, our outstanding debt totaled $8.9 billion, which consisted of fixed-rate debt of approximately $8.5 billion (after considering interest rate swaps in-place) and variable rate debt of $0.4 billion. If market interest rates increase by 1%, the fair value of our debt at December 31, 2020 would decrease by approximately $7.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.4 billion, the balance of such variable rate debt at December 31, 2020.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Australia, and Colombia, we are subject to fluctuations in the euro, British pound, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2020 operating results, a 5% change to the following exchange rates would have impacted our net income and FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact
British pound (£)	$1,515	$4,546
Euro (€)	101	1,881
Swiss franc (CHF)	273	891
Australian dollar (A$)	587	1,562
Colombian peso (COP)	573	573

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of net income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2020, the Company acquired a total of $3.6 billion of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence, (ii) significant audit effort was required in assessing the reasonableness of significant assumptions such as capitalization rates and market rental rates used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions related to capitalization rates and market rental rates, and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization rates and market rental rates, for certain acquisitions.  Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2021

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of net income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2020, the Company acquired a total of $3.6 billion of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence, (ii) significant audit effort was required in assessing the reasonableness of significant assumptions such as capitalization rates and market rental rates used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions related to capitalization rates and market rental rates, and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization rates and market rental rates, for certain acquisitions.  Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2021

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,463,200	$1,017,402
Buildings and improvements	9,286,507	6,295,084
Construction in progress	30,139	168,212
Intangible lease assets	1,299,081	622,056
Investment in financing leases	2,010,922	2,060,302
Mortgage loans	248,080	1,275,022
Gross investment in real estate assets	14,337,929	11,438,078
Accumulated depreciation	(728,176)	(504,651)
Accumulated amortization	(105,353)	(65,391)
Net investment in real estate assets	13,504,400	10,868,036
Cash and cash equivalents	549,884	1,462,286
Interest and rent receivables	46,208	31,357
Straight-line rent receivables	490,462	334,231
Equity investments	1,123,623	926,990
Other loans	858,368	544,832
Other assets	256,069	299,599
Total Assets	$16,829,014	$14,467,331
LIABILITIES AND EQUITY
Liabilities
Debt, net	$8,865,458	$7,023,679
Accounts payable and accrued expenses	438,750	291,489
Deferred revenue	36,177	16,098
Obligations to tenants and other lease liabilities	144,772	107,911
Total Liabilities	9,485,157	7,439,177
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 541,419 shares at December 31, 2020 and 517,522 shares at December 31, 2019	541	518
Additional paid-in capital	7,461,503	7,008,199
Retained (deficit) earnings	(71,411)	83,012
Accumulated other comprehensive loss	(51,324)	(62,905)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	7,338,532	7,028,047
Non-controlling interests	5,325	107
Total Equity	7,343,857	7,028,154
Total Liabilities and Equity	$16,829,014	$14,467,331

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$741,311	$474,151	$473,343
Straight-line rent	158,881	110,456	74,741
Income from financing leases	206,550	119,617	73,983
Interest and other income	142,496	149,973	162,455
Total revenues	1,249,238	854,197	784,522
Expenses
Interest	328,728	237,830	223,274
Real estate depreciation and amortization	264,245	152,313	133,083
Property-related	24,890	23,992	9,237
General and administrative	131,663	96,411	81,003
Total expenses	749,526	510,546	446,597

Other income (expense)
(Loss) gain on sale of real estate	(2,833)	41,560	719,392
Real estate impairment charges	(19,006)	(21,031)	(48,007)
Earnings from equity interests	20,417	16,051	14,165
Debt refinancing and unutilized financing costs	(28,180)	(6,106)	—
Other (including mark-to-market adjustments on equity securities)	(6,782)	(345)	(4,071)
Total other income (expense)	(36,384)	30,129	681,479

Income before income tax	463,328	373,780	1,019,404
Income tax (expense) benefit	(31,056)	2,621	(927)

Net income	432,272	376,401	1,018,477
Net income attributable to non-controlling interests	(822)	(1,717)	(1,792)
Net income attributable to MPT common stockholders	$431,450	$374,684	$1,016,685
Earnings per share — basic
Net income attributable to MPT common stockholders	$0.81	$0.87	$2.77
Weighted-average shares outstanding — basic	529,239	427,075	365,364
Earnings per share — diluted
Net income attributable to MPT common stockholders	$0.81	$0.87	$2.76
Weighted-average shares outstanding — diluted	530,461	428,299	366,271

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$432,272	$376,401	$1,018,477
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(33,091)	(9,033)	(3,317)
Foreign currency translation gain (loss)	44,672	4,330	(28,836)
Total comprehensive income	443,853	371,698	986,324
Comprehensive income attributable to non-controlling interests	(822)	(1,717)	(1,792)
Comprehensive income attributable to MPT common stockholders	$443,031	$369,981	$984,532

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2020, 2019 and 2018

(Amounts in thousands, except per share data)

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	—	$—	364,424	$364	$4,333,027	$(485,932)	$(26,049)	$(777)	$14,572	$3,835,205
Net income	—	—	—	—	—	1,016,685	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	—	—	—	—	1,938	—	—	—	1,938
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,317)	—	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	—	(28,836)
Stock vesting and amortization of stock-based compensation	—	—	599	1	16,504	—	—	—	—	16,505
Redemption of MOP units	—	—	—	—	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	—	—	5,614	6	94,233	—	—	—	—	94,239
Dividends declared ($1.00 per common share)	—	—	—	—	—	(369,923)	—	—	—	(369,923)
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	374,684	—	—	1,717	376,401
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(9,033)	—	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	—	4,330
Stock vesting and amortization of stock-based compensation	—	—	1,536	2	32,186	—	—	—	—	32,188
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	—	—	145,349	145	2,533,065	—	—	—	—	2,533,210
Dividends declared ($1.02 per common share)	—	—	—	—	—	(454,440)	—	—	—	(454,440)
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	431,450	—	—	822	432,272
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(33,091)	—	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	—	44,672
Stock vesting and amortization of stock-based compensation	—	—	2,893	2	47,152	—	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,097	5,097
Redemption of MOP units	—	—	—	—	(4,928)	—	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	—	—	21,004	21	411,080	—	—	—	—	411,101
Dividends declared ($1.08 per common share)	—	—	—	—	—	(577,474)	—	—	—	(577,474)
Balance at December 31, 2020	—	$—	541,419	$541	$7,461,503	$(71,411)	$(51,324)	$(777)	$5,325	$7,343,857

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Operating activities
Net income	$432,272	$376,401	$1,018,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,953	156,575	141,492
Amortization of deferred financing costs and debt discount	13,099	8,881	7,363
Straight-line rent revenue and other	(226,906)	(138,806)	(100,594)
Share-based compensation	47,154	32,188	16,505
Loss (gain) from sale of real estate	2,833	(41,560)	(719,392)
Impairment charges	19,006	21,031	48,007
Straight-line rent and other write-off	26,415	22,447	18,002
Debt refinancing and unutilized financing costs	28,180	6,106	—
Pre-acquisition rent collected - Circle Transaction	(35,020)	—	—
Other adjustments	17,429	(2,271)	(3,768)
Changes in:
Interest and rent receivables	(2,438)	12,906	46,498
Other assets	18,264	(4,992)	(18,051)
Accounts payable and accrued expenses	(18,424)	39,630	(5,596)
Deferred revenue	19,819	5,581	145
Net cash provided by operating activities	617,636	494,117	449,088
Investing activities
Cash paid for acquisitions and other related investments	(4,249,180)	(4,565,594)	(1,430,995)
Net proceeds from sale of real estate	94,177	111,766	1,513,666
Principal received on loans receivable	1,306,187	920	885,917
Investment in loans receivable	(62,651)	(54,088)	(212,002)
Construction in progress and other	(68,350)	(83,798)	(53,967)
Return of equity investment	69,224	—	—
Capital additions and other investments, net	(36,180)	(293,163)	(138,441)
Net cash (used for) provided by investing activities	(2,946,773)	(4,883,957)	564,178
Financing activities
Proceeds from term debt, net of discount	2,215,950	3,048,424	759,735
Payments of term debt	(800,000)	—	—
Revolving credit facilities, net	162,633	(65,736)	(811,718)
Dividends paid	(567,969)	(411,697)	(363,906)
Lease deposits and other obligations to tenants	21,706	(12,260)	(20,606)
Proceeds from sale of common shares, net of offering costs	411,101	2,533,210	94,239
Payment of debt refinancing, deferred financing costs and other financing activities	(42,347)	(50,057)	(3,614)
Net cash provided by (used for) financing activities	1,401,074	5,041,884	(345,870)
(Decrease) increase in cash, cash equivalents, and restricted cash for the year	(928,063)	652,044	667,396
Effect of exchange rate changes	16,441	(6,478)	(17,218)
Cash, cash equivalents, and restricted cash at beginning of year	1,467,991	822,425	172,247
Cash, cash equivalents, and restricted cash at end of year	$556,369	$1,467,991	$822,425
Interest paid, including capitalized interest of $3,030 in 2020, $3,936 in 2019, and $1,480 in 2018	$309,920	$211,163	$221,779
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$147,666	$138,161	$95,419
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868	$171,472
Restricted cash, included in Other assets	5,705	1,557	775
	$1,467,991	$822,425	$172,247
End of period:
Cash and cash equivalents	$549,884	$1,462,286	$820,868
Restricted cash, included in Other assets	6,485	5,705	1,557
	$556,369	$1,467,991	$822,425

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,463,200	$1,017,402
Buildings and improvements	9,286,507	6,295,084
Construction in progress	30,139	168,212
Intangible lease assets	1,299,081	622,056
Investment in financing leases	2,010,922	2,060,302
Mortgage loans	248,080	1,275,022
Gross investment in real estate assets	14,337,929	11,438,078
Accumulated depreciation	(728,176)	(504,651)
Accumulated amortization	(105,353)	(65,391)
Net investment in real estate assets	13,504,400	10,868,036
Cash and cash equivalents	549,884	1,462,286
Interest and rent receivables	46,208	31,357
Straight-line rent receivables	490,462	334,231
Equity investments	1,123,623	926,990
Other loans	858,368	544,832
Other assets	256,069	299,599
Total Assets	$16,829,014	$14,467,331
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$8,865,458	$7,023,679
Accounts payable and accrued expenses	290,757	152,999
Deferred revenue	36,177	16,098
Obligations to tenants and other lease liabilities	144,772	107,911
Payable due to Medical Properties Trust, Inc.	147,603	138,100
Total Liabilities	9,484,767	7,438,787
Commitments and Contingencies
Capital
General partner — issued and outstanding — 5,414 units at December 31, 2020 and 5,176 units at December 31, 2019	73,977	70,939
Limited partners:
Common units — issued and outstanding — 536,005 units at December 31, 2020 and 512,346 units at December 31, 2019	7,316,269	7,020,403
LTIP units — issued and outstanding — no units at December 31, 2020 and 232 units at December 31, 2019	—	—
Accumulated other comprehensive loss	(51,324)	(62,905)
Total MPT Operating Partnership, L.P. capital	7,338,922	7,028,437
Non-controlling interests	5,325	107
Total Capital	7,344,247	7,028,544
Total Liabilities and Capital	$16,829,014	$14,467,331

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$741,311	$474,151	$473,343
Straight-line rent	158,881	110,456	74,741
Income from financing leases	206,550	119,617	73,983
Interest and other income	142,496	149,973	162,455
Total revenues	1,249,238	854,197	784,522
Expenses
Interest	328,728	237,830	223,274
Real estate depreciation and amortization	264,245	152,313	133,083
Property-related	24,890	23,992	9,237
General and administrative	131,663	96,411	81,003
Total expenses	749,526	510,546	446,597

Other income (expense)
(Loss) gain on sale of real estate	(2,833)	41,560	719,392
Real estate impairment charges	(19,006)	(21,031)	(48,007)
Earnings from equity interests	20,417	16,051	14,165
Debt refinancing and unutilized financing costs	(28,180)	(6,106)	—
Other (including mark-to-market adjustments on equity securities)	(6,782)	(345)	(4,071)
Total other income (expense)	(36,384)	30,129	681,479

Income before income tax	463,328	373,780	1,019,404
Income tax (expense) benefit	(31,056)	2,621	(927)

Net income	432,272	376,401	1,018,477
Net income attributable to non-controlling interests	(822)	(1,717)	(1,792)
Net income attributable to MPT Operating Partnership partners	$431,450	$374,684	$1,016,685
Earnings per unit — basic
Net income attributable to MPT Operating Partnership partners	$0.81	$0.87	$2.77
Weighted-average units outstanding — basic	529,239	427,075	365,364
Earnings per unit — diluted
Net income attributable to MPT Operating Partnership partners	$0.81	$0.87	$2.76
Weighted-average units outstanding — diluted	530,461	428,299	366,271

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$432,272	$376,401	$1,018,477
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(33,091)	(9,033)	(3,317)
Foreign currency translation gain (loss)	44,672	4,330	(28,836)
Total comprehensive income	443,853	371,698	986,324
Comprehensive income attributable to non-controlling interests	(822)	(1,717)	(1,792)
Comprehensive income attributable to MPT Operating Partnership partners	$443,031	$369,981	$984,532

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2020, 2019 and 2018

(Amounts in thousands, except per unit data)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2017	3,644	$38,489	360,780	$3,808,583	292	$—	$(26,049)	$14,572	$3,835,595
Net income	—	10,167	—	1,006,518	—	—	—	1,792	1,018,477
Cumulative effect of change in accounting principles	—	19	—	1,919	—	—	—	—	1,938
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation loss	—	—	—	—	—	—	(28,836)	—	(28,836)
Unit vesting and amortization of unit-based compensation	6	165	593	16,340	—	—	—	—	16,505
Conversion of LTIP units to common units	—	—	60	—	(60)	—	—	—	—
Redemption of common units	—	—	(60)	(816)	—	—	—	—	(816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,534)	(2,534)
Proceeds from offering (net of offering costs)	56	942	5,558	93,297	—	—	—	—	94,239
Distributions declared ($1.00 per unit)	—	(3,698)	—	(366,225)	—	—	—	—	(369,923)
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	3,746	—	370,938	—	—	—	1,717	376,401
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(9,033)	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	4,330
Unit vesting and amortization of unit-based compensation	15	322	1,521	31,866	—	—	—	—	32,188
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	1,455	25,332	143,894	2,507,878	—	—	—	—	2,533,210
Distributions declared ($1.02 per unit)	—	(4,545)	—	(449,895)	—	—	—	—	(454,440)
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	4,315	—	427,135	—	—	—	822	432,272
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(33,091)	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	44,672
Unit vesting and amortization of unit-based compensation	29	472	2,864	46,682	—	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	5,097	5,097
Conversion of LTIP units to common units	—	—	232	—	(232)	—	—	—	—
Redemption of common units	—	—	(232)	(4,928)	—	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	209	4,111	20,795	406,990	—	—	—	—	411,101
Distributions declared ($1.08 per unit)	—	(5,776)	—	(571,698)	—	—	—	—	(577,474)
Balance at December 31, 2020	5,414	$73,977	536,005	$7,316,269	—	$—	$(51,324)	$5,325	$7,344,247

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Operating activities
Net income	$432,272	$376,401	$1,018,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,953	156,575	141,492
Amortization of deferred financing costs and debt discount	13,099	8,881	7,363
Straight-line rent revenue and other	(226,906)	(138,806)	(100,594)
Unit-based compensation	47,154	32,188	16,505
Loss (gain) from sale of real estate	2,833	(41,560)	(719,392)
Impairment charges	19,006	21,031	48,007
Straight-line rent and other write-off	26,415	22,447	18,002
Debt refinancing and unutilized financing costs	28,180	6,106	—
Pre-acquisition rent collected - Circle Transaction	(35,020)	—	—
Other adjustments	17,429	(2,271)	(3,768)
Changes in:
Interest and rent receivables	(2,438)	12,906	46,498
Other assets	18,264	(4,992)	(18,051)
Accounts payable and accrued expenses	(18,424)	39,630	(5,596)
Deferred revenue	19,819	5,581	145
Net cash provided by operating activities	617,636	494,117	449,088
Investing activities
Cash paid for acquisitions and other related investments	(4,249,180)	(4,565,594)	(1,430,995)
Net proceeds from sale of real estate	94,177	111,766	1,513,666
Principal received on loans receivable	1,306,187	920	885,917
Investment in loans receivable	(62,651)	(54,088)	(212,002)
Construction in progress and other	(68,350)	(83,798)	(53,967)
Return of equity investment	69,224	—	—
Capital additions and other investments, net	(36,180)	(293,163)	(138,441)
Net cash (used for) provided by investing activities	(2,946,773)	(4,883,957)	564,178
Financing activities
Proceeds from term debt, net of discount	2,215,950	3,048,424	759,735
Payments of term debt	(800,000)	—	—
Revolving credit facilities, net	162,633	(65,736)	(811,718)
Distributions paid	(567,969)	(411,697)	(363,906)
Lease deposits and other obligations to tenants	21,706	(12,260)	(20,606)
Proceeds from sale of units, net of offering costs	411,101	2,533,210	94,239
Payment of debt refinancing, deferred financing costs, and other financing activities	(42,347)	(50,057)	(3,614)
Net cash provided by (used for) financing activities	1,401,074	5,041,884	(345,870)
(Decrease) increase in cash, cash equivalents, and restricted cash for the year	(928,063)	652,044	667,396
Effect of exchange rate changes	16,441	(6,478)	(17,218)
Cash, cash equivalents, and restricted cash at beginning of year	1,467,991	822,425	172,247
Cash, cash equivalents and restricted cash at end of year	$556,369	$1,467,991	$822,425
Interest paid, including capitalized interest of $3,030 in 2020, $3,936 in 2019, and $1,480 in 2018	$309,920	$211,163	$221,779
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$147,666	$138,161	$95,419
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$1,462,286	$820,868	$171,472
Restricted cash, included in Other assets	5,705	1,557	775
	$1,467,991	$822,425	$172,247
End of period:
Cash and cash equivalents	$549,884	$1,462,286	$820,868
Restricted cash, included in Other assets	6,485	5,705	1,557
	$556,369	$1,467,991	$822,425

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. Through another wholly-owned subsidiary, Medical Properties Trust, LLC, we are the sole general partner of the Operating Partnership. At present, we directly own all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We have operated as a real estate investment trust (“REIT”) since April 6, 2004, and accordingly, elected REIT status upon the filing in September 2005 of the calendar year 2004 federal income tax return. Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur substantial additional taxes in the U.S. from foreign based income as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, long-term acute care hospitals, freestanding ER/urgent care facilities, and behavioral health facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time-to-time, in order to enhance our overall return.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2020, we have investments in 392 facilities in 33 states in the U.S., in six countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2020, the global outbreak of a novel coronavirus, or COVID-19, spread all over the world including countries where we own and lease facilities. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the U.S., declared national emergencies with respect to COVID-19. As the global impact of the outbreak evolved, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade- including requiring medically necessary elective surgeries at hospitals to be deferred. Although hospitals are back accepting patients and performing medically necessary elective surgeries, many of these trade restrictions are still in place. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). However, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 cannot be predicted with 100% confidence, particularly given the full scope, severity, and duration of the pandemic and the actions needed (including vaccine rollouts worldwide) to contain the pandemic or mitigate its impact is uncertain. This makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the potential impact of COVID-19. Actual results could differ from those estimates.

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

At December 31, 2020, we had loans and/or equity investments in certain variable interest entities approximating $230 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

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

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investments in Steward Health Care System LLC (“Steward”) and Median Kliniken S.á.r.l. (“MEDIAN”)) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Any cash distributions on these types of investments are recorded to income upon receipt. For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

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

Revenue Recognition: Our revenues are primarily from leases and loans. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases”, (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). We adopted this standard using the modified retrospective approach and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things permitted the following: no reassessment of whether existing contracts were or contained a lease and no reassessment of lease classification for existing leases. In addition, we made certain elections permitted which (1) allowed entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and (2) permitted lessors to account for lease and non-lease components as a single lease component in a contract if certain criteria were met. For lessors, this new standard of accounting for leases was substantially equivalent to previous guidance, but there were some differences which we highlight below:

Operating Lease Revenue

We receive income from operating leases based on the fixed required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rents earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in the consolidated statements of net income is presented as two amounts: rent billed and straight-line rent. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivables.

Rental payments received prior to their recognition as income are classified as deferred revenue.

Financing Lease Revenue

Under the lease accounting rules adopted on January 1, 2019, if an acquisition and subsequent lease of a property to the seller does not meet the definition of a sale, we must account for the transaction as a financing with income recognized using the imputed interest method.

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

Starting January 1, 2019 (with the adoption of ASU 2016-02), tenant payments for ground leases along with other operating expenses, such as property taxes and insurance, that are paid directly by us and reimbursed by our tenants are presented on a gross basis with the related revenues recorded in “Interest and other income” and the related expenses in “Property-related” in our consolidated statements of net income. All payments of other operating expenses made directly by the tenant to the applicable government or appropriate third-party vendor are recorded on a net basis, consistent with how all tenant payments or reimbursements pursuant to our “triple-net” leases were accounted for prior to the adoption of ASU 2016-02.

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

Acquired Real Estate Purchase Price Allocation: We account for acquisitions of real estate under asset acquisition accounting rules. Under this accounting standard, we allocate the purchase price (including any third-party transaction costs directly related to the acquisition) of acquired properties to tangible and identified intangible assets acquired and liabilities assumed (if any) based on their fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time-to-time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rental, capitalization, and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

We measure the aggregate value of lease intangible assets acquired based on the difference between (i) the property valued with new or in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information obtained about each targeted facility as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to be about six months, but can be longer depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal costs, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of our lease intangible assets to expense over the term of the respective leases. If a lease is terminated early, the unamortized portion of the lease intangibles are charged to expense.

We record above-market and below-market in-place lease values, if any, for our facilities, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term. If a lease is terminated early, the unamortized portion of the capitalized above/below market lease value is recognized in rental income at that time.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2020 are as follows:

Buildings and improvements	39.0 years
Lease intangibles	26.1 years
Leasehold improvements	17.0 years
Furniture, equipment, and other	9.8 years

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in cash collections; trends in revenue and patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, and other events ongoing (such as the recent health crisis caused by the COVID-19 pandemic) on tenants’ profitability and liquidity.

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

Losses on Financing Lease Receivables: Upon the adoption of ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a new forward-looking “expected loss” model to all of our financing receivables, including financing leases and loans. With this change, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is under performing and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

With the adoption of ASU 2016-13, we made the accounting policy election to exclude interest receivables from the credit loss reserve analysis. Such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we are using ASU 2016-13 to establish credit loss reserves on all outstanding loans based on historical credit losses on similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from ASU 2016-13 and we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

Upon adoption of ASU 2016-13, we recorded a credit loss reserve of $8.4 million with the effect recorded in equity as a cumulative effect of a change in accounting principle.

Earnings Per Share/Units: Basic earnings per common share/unit is computed by dividing net income by the weighted-average number of shares/units outstanding during the period. Diluted earnings per common share/unit is calculated by including the effect of dilutive securities.

Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities are included in the earnings allocation in computing both basic and diluted earnings per common share/unit.

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

With the property acquisitions and investments in Europe, Australia, and South America, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes in the U.S. as such income from our international properties flows through our REIT income tax returns. For our TRS and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

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

Deferred Financing Costs: We generally capitalize financing costs incurred in connection with new financings and refinancings of debt. These costs are amortized over the lives of the related debt as an addition to interest expense. For debt with defined principal re-payment terms, the deferred costs are amortized to produce a constant effective yield on the debt (interest method) and are included within “Debt, net” on our consolidated balance sheets. For debt without defined principal repayment terms, such as our revolving credit facility, the deferred costs are amortized on the straight-line method over the term of the debt and are included as a component of “Other assets” on our consolidated balance sheets.

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

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in a foreign currency from time-to-time. Gains or losses resulting from these foreign currency transactions are revalued into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of revaluation gains or losses on our short-term transactions are included in other income in the consolidated statements of income, while the revaluation effects on our long-term investments are recorded in “Accumulated other comprehensive income (loss)” on our consolidated balance sheets.

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

Fair Value Option Election: For our equity investment in the new international joint venture along with any related investments such as loans (see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other investments that existed at December 31, 2020.

Leases (Lessee)

Pursuant to ASU 2016-02, we are required to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. Starting January 1, 2019, we began recording a right-of-use asset and a lease liability for all material leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less are off balance sheet with lease expense recognized on a straight-line basis over the lease term, similar to previous guidance for operating leases.

Reclassifications: Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt and derivative instruments that may be modified as a result of reference rate reform. We are continuing to evaluate these standards, as well as the timing of the transition of various rates in our debt and derivative instruments affected by reference rate reform.

3. Real Estate Activities

New Investments

For the years ended December 31, 2020, 2019, and 2018, we acquired or invested in the following net assets (in thousands):

	2020	2019	2018

Land and land improvements	$365,281	$400,539	$71,880
Buildings	2,547,313	1,951,066	686,739
Intangible lease assets — subject to amortization (weighted-average useful life of 27.5 years in 2020, 19.1 years in 2019, and 27.9 years in 2018)	642,699	227,468	90,651
Investment in financing leases	114,797	1,386,797	—
Equity investments	233,593	415,836	245,267
Mortgage loans	176,840	51,267	—
Other loans and assets	309,523	135,258	336,458
Liabilities assumed	(140,866)	(2,637)	—
Total assets acquired	$4,249,180	$4,565,594	$1,430,995
Loans repaid(1)	(834,743)	—	(764,447)
Total net assets acquired	$3,414,437	$4,565,594	$666,548

(1)

The 2020 column includes approximately $750 million of loans advanced to Steward in 2017 and exchanged for the fee simple real estate of two hospitals as described below, as well as approximately $100 million of loans advanced to Ernest Health, Inc. (“Ernest”) in 2012 and exchanged for the fee simple real estate of four hospitals as described below. The 2018 column includes $0.8 billion of loans advanced to Steward in 2016 and repaid in 2018 as part of sale leaseback conversion described below.

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for a net purchase price of approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”), as part of a share purchase in which we also inherited certain deferred income tax liabilities and £27.6 million of unearned rent revenue. In a related transaction, affiliates of Circle Health Ltd. (“Circle”) entered into definitive agreements to acquire BMI and assume operations of its 52 facilities in the United Kingdom. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Once final regulatory approval was received in the 2020 second quarter, these 30 leases with Circle were amended (effective June 16, 2020) to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other Transactions

On December 31, 2020, we acquired an inpatient rehabilitation hospital in South Carolina for approximately $17 million. As part of the transaction, we acquired the fee simple real estate of three inpatient rehabilitation hospitals and one long-term acute care hospital in exchange for the reduction of the mortgage loans made to Ernest for such properties in 2012. The approximate $115 million investment in all five of these facilities is leased to Ernest pursuant to an existing long-term master lease that has an initial term ending in December 2037 with multiple extension options and annual escalation provisions.

On December 29, 2020, we increased our equity ownership and related investment in Infracore SA (“Infracore”) by investing an additional CHF 206.5 million. We are accounting for our total investment in this joint venture (this investment along with our initial investment in 2019 as noted below) under the equity method.

On November 17, 2020, we invested in the real estate of three general acute care hospitals in Colombia for approximately $135 million. These properties will be operated by the new international joint venture discussed below.

On August 13, 2020, we acquired a general acute care hospital in Lynwood, California for a total investment of approximately $300 million. This property is leased to Prime Healthcare Services, Inc. (“Prime”), pursuant to an existing long-term master lease, which we extended its initial fixed term to August 2035 in connection with this transaction, with annual escalations and multiple extension options.

On July 8, 2020, we acquired the fee simple real estate of two general acute care hospitals located in the Salt Lake City, Utah area, Davis Hospital & Medical Center and Jordan Valley Medical Center, in exchange for the reduction of the mortgage loans made to Steward for such properties and additional cash consideration of $200 million based on their relative fair value. The approximate $950 million investment in these two facilities is now subject to the Steward master lease that has an initial fixed term ending in October 2031 with multiple extension options and annual escalation provisions.

On June 24, 2020, we originated a CHF 45 million secured loan to Infracore, which was paid-in full on December 2, 2020.

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

Other acquisitions in 2020 included three inpatient rehabilitation hospitals, two general acute care hospitals, and one private acute care hospital totaling approximately $300 million. One inpatient rehabilitation facility, located in Dahlen, Germany, was acquired on August 5, 2020 for €12.5 million and is leased to MEDIAN Kliniken S.à.r.l. (“MEDIAN”) pursuant to the existing master lease. One of the general acute care facilities, located in Darlington, United Kingdom, was acquired on August 7, 2020 for £29.4 million and is leased to Circle pursuant to a long-term lease. The other general acute care hospital, located in London, United Kingdom, was acquired on November 25, 2020 for £50 million via the purchase of a 999-year ground lease and is leased to The Royal Marsden NHS Foundation Trust pursuant to a long-term lease. The inpatient rehabilitation hospitals, one in Texas and one in Indiana, were acquired on December 17, 2020 for approximately $58 million and are leased to Curahealth Hospitals pursuant to a long-term lease. The private acute care hospital, located in Reading, United Kingdom, was acquired on December 18, 2020 for £85.0 million and is leased to Circle pursuant to the existing long-term Circle master lease.

2019 Activity

LifePoint Acquisition

On December 17, 2019, we acquired a portfolio of 10 acute care hospitals owned and operated by LifePoint Health, Inc. (“LifePoint”) for a combined purchase price of approximately $700.0 million. The properties are leased to LifePoint under one master lease agreement. The master lease had a 20-year initial term and two five-year extension options, plus annual inflation-based escalators.

Prospect Transaction

On August 23, 2019, we invested in a portfolio of 14 acute care hospitals and two behavioral health facilities operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment included the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion. We are accounting for these properties as a financing (as presented in the “Investment in financing leases” line of the consolidated balance sheets) under lease accounting rules due to certain lessee end-of-term purchase options. In addition, we originated a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital, and a $112.9 million term loan which we expect will be converted into the acquisition of two additional acute care hospitals upon the satisfaction of certain conditions. The master leases and mortgage loan have substantially similar terms, with a 15-year fixed term subject to three extension options, plus annual inflation-based escalators.

The agreements provide for the potential for a future purchase price adjustment of up to an additional $250.0 million, based on achievement of certain performance thresholds over a three-year period beginning August 23, 2019. Although such performance thresholds have not been met at this time, any future purchase price adjustment will be added to the lease base upon which we will earn a return in accordance with the master leases.

Ramsay Acquisition

On August 16, 2019, we acquired freehold interests in eight acute care hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals are leased to Ramsay pursuant to in-place net leases with remaining lease terms ending in 2037 and include annual fixed and periodic market-based escalations.

Australia Transaction

On June 6, 2019, we acquired 11 hospitals in Australia for a purchase price of approximately A$1.2 billion plus stamp duties and registration fees of A$66.6 million. The properties are leased to Healthscope, pursuant to master lease agreements that had an average initial term of 20 years, upon our acquisition, with annual fixed escalations and multiple extension options. Healthscope was acquired in a simultaneous transaction by Brookfield Business Partners L.P. and certain of its institutional partners.

Switzerland Transactions

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment (which we account for under the equity method) was effected through our purchase of a stake in a Swiss healthcare real estate company, Infracore, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases that had an average 23-year remaining term upon our acquisition and are subject to annual escalation provisions. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019 that we are marking to fair value through income.

Other Transactions

On December 3, 2019, we invested in two acute care hospitals in Spain for a purchase price of approximately €117.3 million. The investment was effected through our purchase of a 45% stake in a Spanish entity. The facilities are leased to HM Hospitales pursuant to a master lease that had an initial lease term of 25 years upon our investment. The lease provides for annual inflation-based escalators. We are accounting for our 45% interest in this joint venture under the equity method.

On November 28, 2019, we acquired an acute care hospital in Portugal for approximately €28.2 million. This facility is leased to José de Mello pursuant to an in-place lease with 17 years remaining on its initial term upon our acquisition. The lease provides for annual inflation-based escalators.

On August 30, 2019, we invested in a portfolio of facilities throughout various states for approximately $254 million. The properties are leased to Vibra Healthcare, LLC (“Vibra”) pursuant to a master lease agreement that had an initial lease term of 20 years upon acquisition. The lease provides for annual escalations and includes three five-year extension options.

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

Other acquisitions during 2019 included three acute care hospitals and one inpatient rehabilitation hospital for an aggregate investment of approximately $135 million. One of the acute care hospitals, acquired on April 12, 2019 and located in Big Spring, Texas, is leased to Steward pursuant to the Steward master lease. The second facility, located in Poole, England, was acquired on April 3, 2019 and is leased to Circle. The third acute care facility was acquired on September 30, 2019 and located in Watsonville, California. The inpatient rehabilitation hospital, acquired on February 8, 2019, is located in Germany and leased to affiliates of MEDIAN.

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

On August 28, 2018, we acquired three inpatient rehabilitation hospitals in Germany for €17.3 million (including real estate transfer taxes). Upon acquisition, the properties were leased to MEDIAN, pursuant to a 27-year master lease with annual inflation-based escalators.

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

Development Activities

2020 Activity

On November 23, 2020, we agreed to finance the development of and lease an inpatient rehabilitation facility in Stockton, California for $47.7 million. This facility will be leased to Ernest and is expected to commence rent in the first quarter of 2022.

On May 15, 2020, we agreed to finance the development of and lease an inpatient rehabilitation facility in Bakersfield, California for $47.9 million. This facility will be leased to Ernest and is expected to commence rent in the fourth quarter of 2021.

During the 2020 second quarter, we completed construction on one general acute care facility and one inpatient rehabilitation facility, both located in Birmingham, England. We began recognizing revenue on these two properties on June 29, 2020. These facilities are leased to Circle pursuant to a long-term lease.

During the 2020 first quarter, we completed construction and began recording rental income on a general acute care facility located in Idaho Falls, Idaho. This facility commenced rent on January 21, 2020 and is leased to Surgery Partners, Inc. pursuant to an existing long-term lease.

2019 Activity

On October 25, 2019, we entered into an agreement to finance the development of and lease a behavioral hospital in Houston, Texas, for $27.5 million. This facility commenced rent on December 18, 2020 and is leased to NeuroPsychiatric Hospitals pursuant to a long-term lease.

2018 Activity

During the year ended December 31, 2018, we completed the construction of Ernest Flagstaff. This $25.5 million inpatient rehabilitation facility located in Flagstaff, Arizona opened on March 1, 2018 and is being leased to Ernest pursuant to a master lease that was amended in 2020 to extend its initial fixed term to 2037. This lease has annual escalation provisions and multiple extension options.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2020	Estimated Rent Commencement Date
Ernest (Bakersfield, California)	$47,929	$19,034	4Q 2021
Ernest (Stockton, California)	47,700	11,105	1Q 2022
	$95,629	$30,139

Disposals

2020 Activity

During 2020, we completed the sale of nine facilities and six ancillary properties for approximately $94 million. The transactions resulted in a net loss of $2.8 million.

2019 Activity

During 2019, we completed the sale of five facilities resulting in a gain on real estate of $41.6 million.

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

On August 31, 2018, we completed the previously described joint venture arrangement with Primotop, in which we contributed the real estate of 71 of our post-acute hospitals in Germany, with a fair value of approximately €1.635 billion, resulting in a gain of approximately €500 million. See “New Investments” in this Note 3 for further details on this transaction.

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

Summary of Operations for Disposed Assets in 2018

The following represents the operating results (excluding the St. Joseph sale in March 2018) of the properties sold in 2018 for    the periods presented (in thousands):

For the Year Ended
2018
Revenues	$88,838
Real estate depreciation and amortization	(15,849)
Property-related expenses	(531)
Other(1)	709,717
Income from real estate dispositions, net	$782,175

(1)	Includes approximately $720 million of gains on sale for the twelve months ended December 31, 2018.

Intangible Assets

At December 31, 2020 and 2019, our intangible lease assets were $1.3 billion ($1.2 billion, net of accumulated amortization) and $622.1 million ($556.7 million, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $42.4 million, $21.5 million, and $17.6 million in 2020, 2019, and 2018, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2021	$44,286
2022	44,272
2023	44,206
2024	44,173
2025	44,025

As of December 31, 2020, capitalized lease intangibles have a weighted-average remaining life of 21.3 years.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Approximately 99% of our leases provide annual rent escalations based on increases in the CPI (or similar index outside the U.S.) and/or fixed minimum annual rent escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $229 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

The following table summarizes total future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of December 31, 2020 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2021	$858,067	$160,925	$1,018,992
2022	875,350	164,144	1,039,494
2023	890,761	167,427	1,058,188
2024	905,176	170,775	1,075,951
2025	919,984	174,191	1,094,175
Thereafter	22,102,425	4,593,755	26,696,180
	$26,551,763	$5,431,217	$31,982,980

At December 31, 2020, leases on 13 Ernest facilities and five Prime facilities are accounted for as DFLs and leases on 13 of our Prospect facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
Minimum lease payments receivable	$1,228,966	$1,884,921
Estimated residual values	203,818	394,195
Less: Unearned income and allowance for credit loss	(969,061)	(1,618,252)
Net investment in direct financing leases	463,723	660,864
Other financing leases (net of allowance for credit loss)	1,547,199	1,399,438
Total investment in financing leases	$2,010,922	$2,060,302

Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants’ business during 2020, we agreed to defer collection on less than 2% of our annual rent. The amount of this deferral, net of subsequent collections, is approximately $11.4 million as of December 31, 2020. Pursuant to our agreements with the tenants, we expect such deferred rent to be paid over specified periods in the future, with interest.

Adeptus Health

As discussed in previous filings, our original real estate portfolio of approximately 60 properties leased to Adeptus Health, Inc. (“Adeptus”) has gone through significant changes starting with Adeptus filing for Chapter 11 bankruptcy in 2017. With this filing and other subsequent events (including COVID-19 implications in 2020), we have transitioned all of the facilities away from Adeptus. These transition measures have resulted in impairment charges including approximately $20 million (of which one-half related to straight-line rent write-offs), $2 million, and $24 million (of which $6 million was straight-line rent write-offs) in 2020, 2019, and 2018, respectively. However, these transition measures have also provided for new tenant relationships being formed with strong credit worthy operators like Ochsner Health System, Dignity Health, UC Health, and HCA Healthcare (via a joint venture discussed below), that are now leasing approximately 40 of these transitional facilities under long-term leases. At December 31, 2020, 18 of these transitional properties, representing less than 1% of our total assets, remain vacant, and each of these properties are in various stages of being re-leased or sold. At December 31, 2020, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities and had a mortgage loan on a fifth property (Olympia Medical Center) to Alecto Healthcare Services LLC (“Alecto”). During 2018 and 2019, we incurred approximately $30 million and $20 million in real estate impairment charges, respectively. During the second quarter of 2020, we re-leased one acute care facility to West Virginia University and sold another facility. We also donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge in the first quarter of 2020. At December 31, 2020, we continue to lease one acute care facility to Alecto and have a mortgage loan on the second property, representing less than 0.5% of our total assets. Subsequent to year-end, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $43 million from this sale fully recovered our mortgage loan balance in addition to certain past due amounts.

Other Leasing Activity

On July 24, 2020, we re-leased our five San Antonio, Texas free standing emergency facilities (with a total investment of approximately $30 million) to Methodist Healthcare System of San Antonio, a joint venture between HCA Healthcare and Methodist Healthcare Ministries of South Texas, pursuant to a long-term master lease. As a result, we recorded an approximate $1.5 million write-off of straight-line rent in the 2020 third quarter.

Loans

The following is a summary of our loans (net of allowance for credit loss in 2020) ($ amounts in thousands):

	As of December 31, 2020		As of December 31, 2019
	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
Mortgage loans	$248,080	8.5%	$1,275,022	9.0%
Acquisition loans	338,273	7.6%	123,893	7.7%
Other loans	520,095	5.8%	420,939	5.7%
	$1,106,448		$1,819,854

Our mortgage loans at December 31, 2020 cover six of our properties with four operators. The decrease from the prior year primarily relates to the conversion of Steward mortgage loans for the underlying fee simple real estate of two general acute care hospitals as more fully described under “New Investments” in this same Note 3, along with the repayment of approximately $328 million mortgage loans from Prime.

The increase in acquisition loans primarily relates to the $205 million loan to the new international joint venture described under “New Investments” in this same Note 3.

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

Concentration of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – We had no investment in any single property greater than 4% of our total assets at December 31, 2020 or December 31, 2019.
2)

Operator concentration – For the year ended December 31, 2020, revenue from Steward, Circle, and Prospect represented 30%, 13%, and 12%, respectively, of our total revenues. In comparison, Steward represented 42% of our total revenues for the year ended December 31, 2019, while Circle and Prospect represented less than 10%.

3)

Geographic concentration – At December 31, 2020, investments in the U.S, Europe, Australia, and South America represented approximately 65%, 28%, 6%, and 1%, respectively, of our total assets. In comparison, investments in the U.S., Europe, and Australia represented approximately 74%, 20%, and 6%, respectively, of our total assets at December 31, 2019.

4)

Facility type concentration – For the year ended December 31, 2020, approximately 87% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities made up 8% and 3%, respectively. Freestanding ER/urgent care facilities and behavioral health facilities combined to make up the additional 2%. In comparison, general acute care, rehabilitation, and long-term acute care facilities made up 82%, 10%, and 3%, respectively, of our total revenues for the year ended December 31, 2019, while freestanding ER/urgent care facilities and behavioral health facilities combined to make up the additional 5%.

Related Party Transactions

Lease and interest revenue earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $29.8 million, $85.3 million, and $102.2 million for 2020, 2019, and 2018, respectively.

See subsections “New Investments” and “Disposals” in this Note 3 as it relates to our investments in the new international, Primotop, and Infracore ventures and the Ernest recapitalization for other related party transactions during 2020, 2019, and 2018.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2020	As of December 31, 2019
Revolving credit facility(A)	$165,407	$—
Term loan	200,000	200,000
British pound sterling term loan(B)	956,900	—
Australian term loan facility(B)	923,280	842,520
4.000% Senior Unsecured Notes due 2022(B)	610,800	560,650
2.550% Senior Unsecured Notes due 2023(B)	546,800	530,280
5.500% Senior Unsecured Notes due 2024	—	300,000
6.375% Senior Unsecured Notes due 2024	—	500,000
3.325% Senior Unsecured Notes due 2025(B)	610,800	560,650
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	820,200	795,420
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.500% Senior Unsecured Notes due 2031	1,300,000	—
	$8,934,187	$7,089,520
Debt issue costs and discount, net	(68,729)	(65,841)
	$8,865,458	$7,023,679

(A)	Includes £121 million of GBP-denominated borrowings that reflect the exchange rate at December 31, 2020.
(B)	Non-U.S. dollar denominated debt that reflects the exchange rate at period end.

As of December 31, 2020, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows ($ amounts in thousands):

2021	$165,407
2022	810,800
2023	546,800
2024	923,280
2025	1,567,700
Thereafter	4,920,200
Total	$8,934,187

Credit Facility

Our current unsecured credit facility (“Credit Facility”) includes a $1.3 billion unsecured revolving loan facility and a $200 million unsecured term loan facility. At December 31, 2020, the maturity date of our unsecured revolving loan facility was in February 2021, while our term loan’s maturity date was February 1, 2022. The term loan and/or revolving loan commitments could be increased in an aggregate amount not to exceed $500 million.

At our election, loans under the Credit Facility could be made as either ABR Loans or Eurodollar Loans. The applicable margin for term loans that are ABR Loans was adjustable on a sliding scale from 0.00% to 0.95% based on our current credit rating. The applicable margin for term loans that are Eurodollar Loans was adjustable on a sliding scale from 0.90% to 1.95% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans was adjustable on a sliding scale from 0.00% to 0.65% based on our current credit rating. The applicable margin for revolving loans that are Eurodollar Loans was adjustable on a sliding scale from 0.875% to 1.65% based on our current credit rating. The commitment fee was adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and was payable on the revolving loan facility.

At December 31, 2020, we had $165.4 million outstanding on the revolving credit facility, whereas, we had no outstanding borrowings on our revolving credit facility at December 31, 2019. At December 31, 2020 and 2019, our availability under our revolving credit facility was $1.1 billion and $1.3 billion, respectively. The weighted-average interest rate on the revolving facility was 1.4% and 2.0% during 2020 and 2019, respectively.

At December 31, 2020 and 2019, the interest rate in effect on our term loan was 1.65% and 3.30%, respectively.

Our Credit Facility was amended in January 2021 – see Note 13 for details of this amendment.

Non-U.S. Term Loans

British Pound Sterling Term Loan

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan matures on January 15, 2025. The applicable margin under the term loan is adjustable based on a pricing grid from 0.85% to 1.65% dependent on our current credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The current applicable margin for the pricing grid (which can vary based on our credit rating) is 1.25% for an all-in fixed rate of 1.95%.

Australian Term Loan

On May 23, 2019, we entered into an A$1.2 billion term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan matures on May 23, 2024. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan as long as the reference rate stays above 0.00%. The current applicable margin for the pricing grid (which can vary based on our credit rating) is 1.25% for an all-in fixed rate of 2.45%.

At December 31, 2020 and 2019, we had a derivative liability of approximately $51.3 million and $5.6 million, respectively, included in "Accounts payable and accrued expenses" in our consolidated balance sheets associated with these interest rate swaps.

Senior Unsecured Notes

The following are the basic terms of our senior unsecured notes. Typically, we may redeem some or all of the notes at any time, but may require a redemption premium that will decrease over time. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

4.000% Senior Unsecured Notes due 2022

On August 19, 2015, we completed a €500 million senior unsecured notes offering. Interest on the notes is payable annually on August 19 of each year. The notes pay interest in cash at a rate of 4.000% per year. The notes mature on August 19, 2022.

2.550% Senior Unsecured Notes due 2023

On December 5, 2019, we completed a £400 million senior unsecured notes offering. Interest on the notes is payable annually on December 5 of each year. The notes pay interest in cash at a rate of 2.550% per year. The notes mature on December 5, 2023.

5.500% Senior Unsecured Notes due 2024

On April 17, 2014, we completed a $300 million senior unsecured notes offering. Interest on the notes was payable semi-annually on May 1 and November 1 of each year. The notes paid interest in cash at a rate of 5.500% per year. The notes were to mature on May 1, 2024; however, we redeemed the notes on December 19, 2020.

6.375% Senior Unsecured Notes due 2024

On February 22, 2016, we completed a $500 million senior unsecured notes offering. Interest on the notes was payable on March 1 and September 1 of each year. Interest on the notes was paid in cash at a rate of 6.375% per year. The notes were to mature on March 1, 2024; however, we redeemed the notes on December 19, 2020.

3.325% Senior Unsecured Notes due 2025

On March 24, 2017, we completed a €500 million senior unsecured notes offering. Interest on the notes is payable annually on March 24 of each year. The notes pay interest in cash at a rate of 3.325% per year. The notes mature on March 24, 2025.

5.250% Senior Unsecured Notes due 2026

On July 22, 2016, we completed a $500 million senior unsecured notes offering. Interest on the notes is payable on February 1 and August 1 of each year. Interest on the notes is to be paid in cash at a rate of 5.250% per year. The notes mature on August 1, 2026.

5.000% Senior Unsecured Notes due 2027

On September 7, 2017, we completed a $1.4 billion senior unsecured notes offering. Interest on the notes is payable on April 15 and October 15 of each year. The notes pay interest in cash at a rate of 5.000% per year. The notes mature on October 15, 2027.

3.692% Senior Unsecured Notes due 2028

On December 5, 2019, we completed a £600 million senior unsecured notes offering. The notes were issued at 99.998% of par value. Interest on the notes is payable on June 5 of each year. The notes pay interest in cash at a rate of 3.692% per year. The notes mature on June 5, 2028.

4.625% Senior Unsecured Notes due 2029

On July 26, 2019, we completed a $900 million senior unsecured notes offering. Interest on the notes is payable on February 1 and August 1 of each year, commencing on February 1, 2020. The notes were issued at 99.5% of par value, pay interest at a rate of 4.625% per year and mature on August 1, 2029.

3.500% Senior Unsecured Notes due 2031

On December 4, 2020, we completed a $1.3 billion senior unsecured notes offering. Interest on the notes is payable semi-annually on March 15 and September 15 of each year. The notes pay interest in cash at a rate of 3.500% per year. The notes mature on March 15, 2031.

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

Debt Refinancing and Unutilized Financing Costs

2020

With proceeds from our $1.3 billion, 3.500% Senior Unsecured Notes due 2031 offering completed on December 4, 2020, we redeemed all of our outstanding $500.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2024 and $300.0 million aggregate principal amount of 5.500% Senior Unsecured Notes due 2024, including accrued and unpaid interest. As a result of these redemptions, we incurred a charge of approximately $28 million (including redemption premiums and accelerated amortization of deferred debt issuance costs).

2019

On July 10, 2019, we received a commitment to provide a senior unsecured bridge loan facility to fund our investment in Prospect. With this commitment, we paid approximately $4 million of underwriting and other fees. However, this commitment was cancelled with the completion of the debt and equity offerings in July 2019 (as more fully described above and in Note 9), which resulted in fully expensing the total amount of underwriting and other fees that were paid.

In anticipation of funding our Australian acquisition in June 2019 and the Circle transaction in January 2020, we entered into term loans on the date these deals were signed that had a delayed draw feature. This feature allowed for us to not draw on the term loans until needed to fund these transactions. However, with this type of structure, we incurred approximately $2.0 million in accelerated debt issue cost amortization expense during 2019.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. Through 2020, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2020, we were in compliance with all such financial and operating covenants.

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

From our TRS and our foreign operations, income tax benefit (expense) were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current income tax benefit (expense):
Domestic	$63	$61	$125
Foreign	(10,203)	(1,669)	(3,294)
	(10,140)	(1,608)	(3,169)
Deferred income tax benefit (expense):
Domestic	(10,680)	5,490	3,713
Foreign	(10,236)	(1,261)	(1,471)
	(20,916)	4,229	2,242
Income tax benefit (expense)	$(31,056)	$2,621	$(927)

A reconciliation of income tax benefit (expense) from the statutory income tax rate to the effective tax rate based on income before income taxes for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Income before income tax	$463,328	$373,780	$1,019,404
Income tax at the U.S. statutory federal rate (21% in 2020, 2019 and 2018)	(97,299)	(78,494)	(214,075)
Decrease (increase) in income tax resulting from:
Foreign rate differential	2,160	438	2,643
State income taxes, net of federal benefit	970	1,621	(379)
U.S. earnings not subject to federal income tax	82,921	85,495	208,472
Equity investments	380	1,091	46
Change in valuation allowance	(8,514)	(7,911)	2,668
Statutory tax rate change	(9,471)	—	—
Other items, net	(2,203)	381	(302)
Total income tax benefit (expense)	$(31,056)	$2,621	$(927)

The foreign provision for income taxes is based on foreign profit before income taxes of $62.1 million, $10.7 million, and $18.6 million in 2020, 2019, and 2018, respectively.

The domestic provision for income taxes is based on income before income taxes of $6.4 million in 2020 as compared with a loss before income taxes of $(44.1) million in 2019 from our TRS and income before income taxes of $8.0 million in 2018.

At December 31, 2020 and 2019, components of our deferred tax assets and liabilities were as follows (in thousands):

	2020	2019
Deferred tax assets:
Operating loss and interest deduction carry forwards	$150,001	$28,684
Interest rate swap	9,150	843
Other	6,973	868
Total deferred tax assets	166,124	30,395
Valuation allowance	(36,977)	(11,355)
Total net deferred tax assets	$129,147	$19,040
Deferred tax liabilities:
Property and equipment	$(211,018)	$(7,324)
Net unbilled revenue	(14,776)	(1,449)
Other	(4,010)	(737)
Total deferred tax liabilities	(229,804)	(9,510)
Net deferred tax asset (liability)	$(100,657)	$9,530

At December 31, 2020, we had net NOL and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$159,895	$528,567

Tax-effected NOL carryforwards	$16,298	$133,703
Valuation allowance	(6,193)	(30,784)
Net deferred tax asset - NOL carryforwards	$10,105	$102,919
Expiration periods	2029-indefinite	indefinite

Valuation Allowance

A valuation allowance has been recorded on certain foreign and domestic net operating loss carryforwards and other net deferred tax assets that may not be realized. As of each reporting date, we consider all new evidence that could impact the future realization of our deferred tax assets. In the evaluation of the need for a valuation allowance on our deferred income tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies, and recent financial performance.

During 2020, a valuation allowance of $25.6 million has been recorded against a portion of our international deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our taxable income in 2020, 2019, and 2018. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2020	2019	2018
Common share distribution	$1.070000	$1.010000	$0.990000
Ordinary income	0.603050	0.701910	0.438792
Capital gains(1)	—	0.275040	0.551208
Unrecaptured Sec. 1250 gain	—	0.041160	0.132280
Section 199A Dividends	0.603050	0.701910	0.438792
Return of capital	0.466950	0.033050	—

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

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$432,272	$376,401	$1,018,477
Non-controlling interests’ share in earnings	(822)	(1,717)	(1,792)
Participating securities’ share in earnings	(2,105)	(2,308)	(3,685)
Net income, less participating securities’ share in earnings	$429,345	$372,376	$1,013,000
Denominator:
Basic weighted-average common shares	529,239	427,075	365,364
Dilutive potential common shares	1,222	1,224	907
Diluted weighted-average common shares	530,461	428,299	366,271

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$432,272	$376,401	$1,018,477
Non-controlling interests’ share in earnings	(822)	(1,717)	(1,792)
Participating securities’ share in earnings	(2,105)	(2,308)	(3,685)
Net income, less participating securities’ share in earnings	$429,345	$372,376	$1,013,000
Denominator:
Basic weighted-average units	529,239	427,075	365,364
Dilutive potential units	1,222	1,224	907
Diluted weighted-average units	530,461	428,299	366,271

7. Stock Awards

Stock Awards

Our Equity Incentive Plan, adopted during the second quarter of 2019 and replaced the previous plan, authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 12.9 million shares of new common stock for awards under the Equity Incentive Plan, out of which 8.4 million shares remain available for future stock awards as of December 31, 2020. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and restricted stock units pursuant to our Equity Incentive Plan. These stock-based awards have been granted in the form of service-based awards and performance awards based on company-specific performance hurdles. See below for further details on each of these stock-based awards:

Service-Based Awards

In 2020, 2019, and 2018, the Compensation Committee granted service-based awards to employees and non-employee directors.  Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2020, 2019, and 2018, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants:

In 2020, 2019, and 2018, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The performance thresholds for 2020 awards were based on funds from operations growth, EBITDA, and acquisitions; whereas, the 2019 and 2018 performance thresholds were based on return on equity, EBITDA, and acquisitions.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2020 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the SNL U.S. REIT Healthcare Index (“SNL Index”) and 2) how our TSR compared to a threshold set by the Compensation Committee. For 2019 and 2018 awards, the modifier was based on how our TSR compared to the SNL Index.

The following summarizes stock-based award activity in 2020 and 2019 (which includes awards granted in 2020, 2019, 2018, and any applicable prior years), respectively:

For the Year Ended December 31, 2020:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,122,440	$17.11	5,481,155	$11.66
Awarded	635,855	$19.65	1,800,898	$19.42
Vested	(699,215)	$16.80	(2,193,906)	$11.35
Forfeited	(2,026)	$18.40	(1,164)	$18.22
Nonvested awards at end of year	1,057,054	$18.79	5,086,983	$14.41

For the Year Ended December 31, 2019:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	923,848	$14.29	4,133,435	$9.21
Awarded	681,378	$19.24	2,438,292	$15.25
Vested	(478,104)	$14.73	(1,051,637)	$10.43
Forfeited	(4,682)	$13.44	(38,935)	$10.13
Nonvested awards at end of year	1,122,440	$17.11	5,481,155	$11.66

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2020, 2019, and 2018, we recorded $47.2 million, $32.2 million, and $16.5 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from stock-based awards at December 31, 2020, is $53.6 million, which will be recognized over a weighted-average period of 1.3 years. Stock-based awards that vested in 2020, 2019, and 2018, had a value of $58.9 million, $25.9 million, and $8.4 million, respectively.

8. Commitments and Contingencies

Commitments

On December 30, 2020, we entered into definitive agreements to acquire a portfolio of between 35 and 40 behavioral health facilities located throughout the United Kingdom for an aggregate purchase price of approximately £800 million from the Priory Group. The transaction is structured to occur in two primary phases. On December 30, 2020, an affiliate of Waterland Private Equity Fund VII C.V. (“Waterland VII”) entered into definitive agreements to acquire all of the outstanding equity interests in the entity that owns the Priory Group from its current owner, Acadia Healthcare Company, Inc. In separate agreements entered into with Waterland VII on the same date, we agreed to provide a short-term interim acquisition loan to Waterland VII at the closing of Waterland VII’s acquisition of Priory Group.

Upon closing of the first phase of the transaction on January 19, 2021, we funded an £800 million interim acquisition loan secured by mortgages on an identified portfolio of Priory Group real estate assets. In phase two, in a series of transactions we expect will be completed during the first half of 2021, we will acquire a portfolio of select real estate assets from Priory Group (now owned by Waterland VII) in individual sale-and-leaseback transactions, subject to customary real estate and other closing conditions. As all conditions to closing for a particular asset are satisfied, the applicable purchase price for the asset will be paid by us by proportionally converting and reducing the principal balance of the interim acquisition loan we made to Waterland VII in phase one. The aggregate purchase price for the real estate assets we acquire from the Priory Group is thus expected to be approximately £800 million, being the total amount of the interim acquisition loan, plus customary stamp duty, tax and other transaction costs.

The properties we acquire will be subject to a master lease type structure with an initial term of 25 years and two 10-year extension options, with annual inflation-based escalators. Pending its conversion and offset, the initial interim acquisition loan will bear interest at a rate similar to the initial lease rate we will receive under the lease transactions.

In addition to the £800 million initial interim acquisition loan described above, we also agreed to provide Waterland VII with a 364-day £250 million acquisition loan, which we funded on January 19, 2021, in connection with the closing of Waterland VII’s acquisition of the Priory Group. The loan is secured by the same security assets securing the £800 million interim acquisition loan.

In connection with these transactions, we also acquired a 9.9% passive equity interest in the Waterland VII affiliate that indirectly owns the Priory Group for a nominal amount.

To help fund this acquisition, we entered into a $900 million interim credit facility on January 15, 2021, of which we utilized £500 million along with £350 million from our revolving facility and the rest from cash on-hand.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2020 Activity

In 2020, we sold 21.0 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $411 million.

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

MPT Operating Partnership, L.P.

At December 31, 2020, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership via its ownership of the common units and its indirect ownership of MPT TRS, Inc.

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

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the limited partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will generally be allocated first to the limited partners until their capital account is zero and then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. On December 28, 2020, approximately 232 thousand LTIP units were converted to common units and then redeemed for approximately $4.9 million of cash. In 2018, approximately 60 thousand LTIP units were converted to common units and then redeemed for approximately $0.8 million of cash.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2020		December 31, 2019
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$46,208	$45,381	$31,357	$30,472
Loans(1)	751,341	756,608	1,704,854	1,742,153
Debt, net	(8,865,458)	(9,226,564)	(7,023,679)	(7,331,816)

(1)

Excludes the $205 million acquisition loan to the new international joint venture and investment in the real estate of three hospitals in Colombia discussed in Note 3 as they are recorded at fair value and discussed below.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the new international joint venture and our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment during 2020. Our Ernest mortgage loans were measured at fair value on a recurring basis in prior periods as we elected to account for these investments using the fair value option method in 2012 when we acquired an equity interest in Ernest. Such equity interest was sold in October 2018, and the mortgage loans were converted to fee simple real estate on December 31, 2020 as discussed in Note 3. We elected to account for each of these investments at fair value due to the size of the investments and because we believe this method was more reflected of current values.

At December 31, 2020 and 2019, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$136,332	$136,332	$115,000	$115,000	Mortgage loans
Equity investment and other loans	218,775	218,775	—	—	Equity investments/Other loans

Our loans to the new international joint venture and its subsidiaries are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in the international joint venture is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to absence of quoted market prices. For this cash flow model, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount (“DLOM”).

In regards to the underlying projections used in the discounted cash flow model, such projections are provided by the investee. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. Given our equity investment is in an entity that was a start-up company in 2020, we have not recognized any unrealized gain/loss on such investment in 2020.

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

11. Leases (Lessee)

We lease the land underlying certain of our facilities (for which we sublease to our tenants), along with corporate office and equipment. Our leases have remaining lease terms that vary in years, and some of the leases have initial fixed terms (or renewal options available) that extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2020	2019
Operating lease cost (1)	(2)	$9,910	$9,262
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51
Interest on lease liabilities	Interest	128	117
Sublease income	Other	(2,614)	(3,478)
Total lease cost		$7,475	$5,952

(1)	Includes short-term leases.
(2)

$6.0 million and $5.8 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2020 and 2019, respectively.

For 2018, our total lease expense was $9.4 million, which was offset by sublease rental income of $4.3 million.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2020 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2021	$7,186	$126	$(2,952)	$4,360
2022	7,384	128	(3,238)	4,274
2023	7,451	129	(3,240)	4,340
2024	6,557	130	(3,259)	3,428
2025	5,660	131	(3,303)	2,488
Thereafter	257,730	4,783	(78,494)	184,019	(1)
Total undiscounted minimum lease payments	$291,968	$5,427	$(94,486)	$202,909
Less: interest	(201,962)	(3,492)
Present value of lease liabilities	$90,006	$1,935

(1)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Right of use assets:
Operating leases - real estate	Land	$73,373	$59,492
Finance leases - real estate	Land	1,836	1,888
Total real estate right of use assets		$75,209	$61,380
Operating leases - corporate	Other assets	8,234	9,866
Total right of use assets		$83,443	$71,246

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$90,006	$76,353
Financing leases	Obligations to tenants and other lease liabilities	1,935	1,932
Total lease liabilities		$91,941	$78,285

Weighted-average remaining lease term:
Operating leases		41.1	31.9
Finance leases		35.9	36.9
Weighted-average discount rate:
Operating leases		6.4%	6.3%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,080	$5,937
Operating cash flows from finance leases	125	114
Financing cash flows from finance leases	—	10
Non-cash activities - Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,832	1,818
Finance leases	—	—

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	At December 31,
	2020	2019
Debt issue costs, net(1)	$192	$2,492
Other corporate assets	167,929	206,765
Prepaids and other assets	87,948	90,342
Total other assets	$256,069	$299,599

(1)Relates to our revolving credit facility

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

In addition to the assets above, we have equity investments of $1.1 billion and $927 million at December 31, 2020 and 2019, respectively. The increase year-over-year is related to our additional investment in Infracore as discussed further in Note 3.

13. Subsequent Events

Equity Offering

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares (including the exercise of the underwriters’ 30-day option to purchase an additional 4.8 million shares) of our common stock, resulting in net proceeds of approximately $711.0 million, after deducting underwriting discounts and commissions and offering expenses.

Credit Facility Amendment

On January 15, 2021, we amended our Credit Facility. The amendment extended the maturity of our revolving facility to February 2024 and can be extended for an additional 12 months at our option. The maturity date of our $200 million unsecured term loan facility was extended to February 1, 2026.

In addition to extending the maturity date, the amendment improved interest rate pricing for both facilities. Under the amended Credit Facility and at our election, loans may be made as either ABR Loans or Eurocurrency Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.85% based on our current credit rating. The applicable margin for term loans that are Eurocurrency Loans is adjustable on a sliding scale from 0.85% to 1.85% based on our current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.55% based on our current credit rating. The applicable margin for revolving loans that are Eurocurrency Loans is adjustable on a sliding scale from 0.825% to 1.55% based on our current credit rating. The amended Credit Facility retained the facility fee that is adjustable on a sliding scale from 0.125% to 0.30% based on our current credit rating and is payable on the revolving loan facility.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Medical Properties Trust, Inc.

(a) Evaluation of Disclosure Controls and Procedures. Medical Properties Trust, Inc. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives. As required by Rule 13a-15(b) under the Exchange Act, the management of Medical Properties Trust, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2020 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for Medical Properties Trust, Inc. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MPT Operating Partnership, L.P.

(a) Evaluation of Disclosure Controls and Procedures. MPT Operating Partnership, L.P. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.) to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives. As required by Rule 13a-15(b) under the Exchange Act, the management of MPT Operating Partnership, L.P., with the participation of the Chief Executive Officer and Chief Financial Officer of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Medical Properties Trust, Inc. (the sole general partner of MPT Operating Partnership, L.P.) concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2020, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2021.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2021.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2021.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2021.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2021.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	56
MPT Operating Partnership, L.P.	58

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2020 and 2019	60
Consolidated Statements of Net Income for the Years Ended December 31, 2020, 2019, and 2018	61
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018	62
Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019, and 2018	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018	64

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2020 and 2019	65
Consolidated Statements of Net Income for the Years Ended December 31, 2020, 2019, and 2018	66
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018	67
Consolidated Statements of Capital for the Years Ended December 31, 2020, 2019, and 2018	68
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018	69

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	70
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019, and 2018	108
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019, and 2018	109
Schedule IV — Mortgage Loans on Real Estate at December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019, and 2018	116

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015
3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.	8-K	001-32559	4.1	August 21, 2015
4.5	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.	8-K	001-32559	4.2	July 22, 2016

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
4.6	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.	8-K	001-32559	4.2	March 27, 2017
4.7	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.8	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.9	Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.2	December 11, 2019
4.10	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.11	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***	10-K	001-32559	10.2	March 1, 2019
10.3	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 26, 2019
10.4	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.5	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.6	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.7	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.8	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.9	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003***	S-11/A	333-119957	10.5	January 6, 2005

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.11	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.12	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***	8-K	001-32559	10.2	August 6, 2007
10.13	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***	8-K	001-32559	10.3	August 6, 2007
10.14	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.15	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.16	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006***	10-K	001-32559	10.61	March 14, 2008
10.17	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008***	10-K	001-32559	10.74	March 13, 2009
10.18	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009***	10-K	001-32559	10.75	March 13, 2009
10.19	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.20	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.21	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.22	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.23	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.	10-K	001-32559	10.33	March 1, 2017
10.24	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.	10-K	001-32559	10.34	March 1, 2017
10.25	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-32559	10.35	March 1, 2017
10.26	IASIS Master Agreement, dated as of May 18, 2017, by and among Steward Health Care System LLC and subsidiaries of MPT Operating Partnership, L.P.	10-Q	001-32559	10.1	August 9, 2017
10.27	Real Property Asset Purchase Agreement, dated as of May 18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	August 9, 2017
10.28	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.3	August 9, 2017

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.29	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.4	August 9, 2017
10.30	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.5	August 9, 2017
10.31	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.6	August 9, 2017
10.32	Joinder and Amendment to Master Lease Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.1	November 9, 2017
10.33	Joinder and Amendment to Real Estate Loan Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.2	November 9, 2017
10.34	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.35	Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.	10-Q	001-32559	10.1	August 9, 2019
10.36	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.37	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
21.1*	Subsidiaries of Medical Properties Trust, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
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

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (Formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
***	Management contract or compensatory plan or arrangement.
ITEM 16.	Form 10-K Summary

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

Date: March 1, 2021

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2021

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2021

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	March 1, 2021

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	March 1, 2021

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 1, 2021

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2021

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2021

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2020

		Additions				Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2020	$109,803	$58,044	(2)	$22,944	(3)	$(44,154)	(4)	$146,637
2019	$66,131	$50,893	(5)	$—		$(7,221)	(6)	$109,803
2018	$16,397	$57,285	(7)	$—		$(7,551)	(8)	$66,131

(1)	Includes real estate impairment reserves, allowance for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)

Represents a $19.0 million increase to real estate impairment reserves, $23.9 million increase in accounts receivable and other reserves, $3.3 million increase in credit loss reserves on financing-type receivables, and a $11.9 million increase in valuation allowances to reserve against our net deferred tax assets in 2020.

(3)

Reflects $8.4 million of a credit loss reserve recorded on January 1, 2020 to equity as the cumulative effect of a change in accounting principle adjustment upon adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” along with $14.5 million of tax valuation allowances recorded as part of the purchase price allocation of the Circle Transaction as disclosed in Note 3 to Item 8 of this Annual Report on Form 10-K.

(4)

Includes a $40.5 million decrease in real estate impairment reserves related to disposals in 2020, $2.9 million of credit loss recovery related to loan paydowns in 2020, and a $0.8 million decrease in tax valuation allowances.

(5)

Represents a $21.0 million increase to real estate impairment reserves, $22.0 million increase in accounts receivable and other reserves, and a $7.9 million increase in our tax valuation allowance to reserve against an increase in our net deferred tax assets in 2019.

(6)	Includes a $7.2 million decrease in real estate impairment reserves related to disposals in 2019.
(7)	Represents a $48 million increase to real estate impairment reserves and a $9.3 million increase in accounts receivable reserves during 2018.
(8)

Includes a $7.7 million decrease in valuation allowances (which includes $4.4 million release of domestic valuation allowances in the 2018 fourth quarter) that was originally recorded to reserve against our net deferred tax assets.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2020

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Ashtead, UK	Acute care general hospital	$39,518	$76,020	$1,029	$—	$40,547	$76,020	$116,567	$2,648	$—	1981	August 16, 2019	40
Bassenheim, Germany	Rehabilitation hospital	1,081	5,853	183	—	1,264	5,853	7,117	311	—	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,620	33,584	—	—	1,620	33,584	35,204	5,457	—	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	7,519	14,016	205	—	7,724	14,016	21,740	364	—	1992	January 9, 2020	40
Birmingham, UK	Acute care general hospital	9,397	48,175	—	—	9,397	48,175	57,572	599	—	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	10,317	100,791	390	—	10,707	100,791	111,498	2,545	—	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	20,011	—	—	—	20,011	20,011	249	—	2018	June 29, 2020	40
Braunfels, Germany	Acute care general hospital	2,345	14,992	62	—	2,407	14,992	17,399	2,084	—	1977	June 30, 2015	40
Heidelberg, Germany	Rehabilitation hospital	6,823	39,424	79	—	6,902	39,424	46,326	4,459	—	1885, 1991	June 22, 2016	40
Cologne, Germany	Acute care general hospital	4,788	16,560	111	—	4,899	16,560	21,459	1,475	—	2011	June 23, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	10,624	29,415	999	—	11,623	29,415	41,038	2,473	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	7,523	25,869	376	—	7,899	25,869	33,768	2,072	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,110	3,045	135	—	1,245	3,045	4,290	263	—	1973, 2010	November 30, 2017	40
Dormagen, Germany	Rehabilitation hospital	1,963	6,251	150	—	2,113	6,251	8,364	388	—	1993, 2006	August 28, 2018	40
Grefath, Germany	Rehabilitation hospital	1,220	3,351	108	—	1,328	3,351	4,679	212	—	1886, 1983	August 28, 2018	40
Remscheid, Germany	Rehabilitation hospital	1,097	2,797	64	—	1,161	2,797	3,958	173	—	1951, 1983	August 28, 2018	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	16,224	—	1960	August 10, 2007	40
San Diego, CA	Acute care general hospital	12,663	52,431	—	—	12,663	52,431	65,094	12,999	—	1973	February 9, 2011	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	666	—	2014	March 19, 2014	40
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	425	—	2016	September 26, 2016	40
Aurora, CO	Freestanding ER	2,939	4,812	—	—	2,939	4,812	7,751	632	—	2015	September 17, 2015	40
Ft. Worth, TX	Freestanding ER	2,741	4,392	—	—	2,741	4,392	7,133	631	—	2015	March 27, 2015	40
Aberdeen, UK	Acute care general hospital	4,429	108,150	137	—	4,566	108,150	112,716	2,712	—	1985	January 9, 2020	40
Ayer, MA	Acute care general hospital	9,048	77,913	2,300	—	9,048	80,213	89,261	4,637	—	1970-2013	June 27, 2018	47
Basingstoke, UK	Acute care general hospital	13,670	53,891	205	—	13,875	53,891	67,766	1,361	—	1984	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,810	22,493	55	—	5,864	22,494	28,358	566	—	1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,599	8,057	55	—	1,654	8,057	9,711	205	—	1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	2,563	—	—	—	2,563	—	2,563	—	—	1972	August 23, 2019	—
Bennettsville, SC	Acute care general hospital	794	15,773	—	—	794	15,773	16,567	5,379	—	1984	April 1, 2008	42
Big Spring, TX	Acute care general hospital	1,655	21,254	—	—	1,655	21,254	22,909	1,058	—	1973	April 12, 2019	41
Blackburn, UK	Acute care general hospital	2,734	54,763	123	—	2,857	54,763	57,620	1,377	—	1957	January 9, 2020	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	3,651	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	10	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	634	—	2008	February 29, 2012	50

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bolton, UK	Acute care general hospital	1,640	47,818	62	—	1,702	47,818	49,520	1,199	—	1989	January 9, 2020	40
Boonton Township, NJ	Behavioral health facility	6,712	17,031	—	—	6,712	17,031	23,743	79	—	1952, 1971-1978	September 30, 2015	40
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	5,736	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	—	—	3,486	56,296	59,782	2,092	—	1992	August 30, 2019	40
Brighton, MA	Acute care general hospital	18,540	146,491	39,279	—	18,540	185,770	204,310	16,411	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,328	67,248	4,937	—	18,328	72,185	90,513	9,289	—	1965-2010	October 3, 2016	41
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	633	—	2014	July 3, 2014	40
Bundoora, Australia	Acute care general hospital	7,049	67,900	302	—	7,351	67,900	75,251	2,959	—	1979	June 7, 2019	37
Casper, WY	Rehabilitation hospital	1,836	—	—	—	1,836	—	1,836	—	—	2012	February 29, 2012	—
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	634	—	2016	October 21, 2016	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	651	—	2016	September 23, 2016	40
Campbelltown, Australia	Acute care general hospital	1,117	58,005	54	—	1,171	58,005	59,176	2,302	—	2007	June 7, 2019	40
Canterbury, UK	Acute care general hospital	9,774	29,624	89	—	9,863	29,624	39,487	746	—	1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	875	27,462	102	—	977	27,462	28,439	693	—	1990	January 9, 2020	40
Carrollton, TX	Acute care general hospital	729	34,342	374	—	729	34,716	35,445	4,689	—	2015	July 17, 2015	40
Caterham, UK	Acute care general hospital	10,927	22,384	403	—	11,330	22,384	33,714	791	—	1982	August 16, 2019	40
Cedar Hill. TX	Freestanding ER	1,122	3,644	—	—	1,122	3,644	4,766	592	—	2014	June 23, 2014	40
Spring, TX	Freestanding ER	1,310	3,639	—	—	1,310	3,639	4,949	591	—	2014	July 15, 2014	40
Chandler, AZ	Freestanding ER	3,674	4,783	—	—	3,674	4,783	8,457	678	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,853	—	—	750	3,853	4,603	506	—	2015	October 7, 2015	40
Cheadle, UK	Acute care general hospital	32,808	174,982	410	—	33,218	174,982	208,200	4,401	—	1981	January 9, 2020	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	6,675	—	1982	April 1, 2008	42
Crown Point, IN	Long term acute care hospital	302	528	—	—	302	528	830	22	—	2008	August 30, 2019	40
Katy, TX	Freestanding ER	2,211	3,873	—	—	2,211	3,873	6,084	500	—	2015	October 21, 2015	40
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	8,438	—	2004	December 21, 2010	40
Clarksville, TX	Rehabilitation hospital	2,460	25,530	—	—	2,460	25,530	27,990	—	—	2019	December 17, 2020	39
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	646	—	2014	December 11, 2014	40
Conroe, TX	Freestanding ER	1,338	1,699	—	—	1,338	1,699	3,037	482	—	2015	July 29, 2015	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	636	—	2015	April 10, 2015	40
Croydon, UK	Acute care general hospital	10,458	44,782	218	—	10,676	44,782	55,458	1,134	—	1982	January 9, 2020	40
The Woodlands, TX	Freestanding ER	2,019	4,524	—	—	2,019	4,524	6,543	537	—	2016	March 28, 2016	40
Houston, TX	Freestanding ER	1,903	1,276	—	—	1,903	1,276	3,179	408	—	2017	May 8, 2017	35
Dahlen, Germany	Rehabilitation hospital	1,017	12,526	466	—	1,483	12,526	14,009	143	—	1994	July 8, 2020	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	4,850	—	2006	September 5, 2006	40
Darlington, UK	Acute care general hospital	1,873	38,465	369	—	2,242	38,465	40,707	411	—	2001	August 7, 2020	40
Denver, CO	Freestanding ER	1,295	4,276	—	—	1,295	4,276	5,571	597	—	2015	June 8, 2015	40
Denville, NJ	Acute care general hospital	15,709	55,772	—	—	15,709	55,772	71,481	254	—	1953, 1969-2008	September 30, 2015	40
DeSoto, TX	Freestanding ER	750	4,234	—	—	750	4,234	4,984	485	—	2016	May 23, 2016	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(364)	1,220	8,323	9,543	2,686	—	1956	May 22, 2008	40
San Antonio, TX	Freestanding ER	3,216	4,801	—	—	3,216	4,801	8,017	490	—	2016	December 9, 2016	40
Dodge City, KS	Acute care general hospital	1,124	52,705	—	—	1,124	52,705	53,829	1,422	—	1976	December 17, 2019	40
Dorchester, MA	Acute care general hospital	14,428	219,575	6,638	—	14,428	226,213	240,641	12,424	—	1953-2015	October 15, 2018	42
Dorchester, UK	Acute care general hospital	533	33,653	62	—	595	33,653	34,248	845	—	1981	January 9, 2020	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Dover, NJ	Acute care general hospital	3,865	8,693	—	—	3,865	8,693	12,558	42	—	1925, 1927-2008	September 30, 2015	40
Droitwich, UK	Acute care general hospital	—	16,427	82	—	82	16,427	16,509	416	—	1984	January 9, 2020	40
El Paso, TX	Rehabilitation hospital	4,268	21,328	—	—	4,268	21,328	25,596	—	—	2018	December 17, 2020	38
Euxton, UK	Acute care general hospital	4,088	38,183	870	—	4,958	38,183	43,141	1,369	—	1981	August 16, 2019	40
Houston, TX	Freestanding ER	1,345	3,678	—	—	1,345	3,678	5,023	598	—	2014	June 20, 2014	40
Fairmont, CA	Acute care general hospital	1,000	6,072	5,278	—	1,277	11,073	12,350	2,331	—	1939, 1972, 1985	September 19, 2014	40
Fall River, MA	Acute care general hospital	3,526	82,358	24,463	—	3,526	106,821	110,347	10,619	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	652	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	1,591	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	6,246	—	2012	February 7, 2012	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	843	—	2009	August 30, 2019	40
Fort Lauderdale, FL	Rehabilitation hospital	3,499	21,939	—	1	3,499	21,940	25,439	6,962	—	1985	April 22, 2008	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	663	—	2014	July 31, 2014	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	2,532	—	1991	August 30, 2019	40
Frisco, TX	Freestanding ER	1,500	2,431	27	(89)	1,411	2,458	3,869	631	—	2014	June 13, 2014	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	3,277	—	1982	November 25, 2008	40
Garland, TX	Freestanding ER	3,441	4,648	—	—	3,441	4,648	8,089	484	—	2016	November 15, 2016	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	2,396	—	1982	November 25, 2008	40
Gilbert, AZ	Acute care general hospital	150	10,449	—	—	150	10,449	10,599	3,838	—	2005	January 4, 2011	40
Gilbert, AZ	Freestanding ER	1,517	4,661	—	—	1,517	4,661	6,178	631	—	2015	July 22, 2015	40
Glasgow, UK	Acute care general hospital	6,767	141,275	150	—	6,917	141,275	148,192	3,542	—	1983	January 9, 2020	40
Glen Waverly, Australia	Rehabilitation hospital	32,590	25,179	885	—	33,475	25,179	58,654	1,421	—	1972	June 7, 2019	32
Glendale, AZ	Freestanding ER	1,229	4,046	—	—	1,229	4,046	5,275	565	—	2015	June 5, 2015	40
Gloucester, UK	Acute care general hospital	4,919	65,900	1,073	—	5,992	65,900	71,892	2,327	—	1990	August 16, 2019	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	560	—	2016	April 4, 2016	40
Great Missenden, UK	Acute care general hospital	12,303	112,924	335	—	12,638	112,924	125,562	2,845	—	1981	January 9, 2020	40
Guildford, UK	Acute care general hospital	7,259	39,114	130	—	7,389	39,114	46,503	986	—	1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	1,539	33,458	624	—	2,163	33,458	35,621	1,185	—	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	41,010	43,396	226	—	41,236	43,396	84,632	1,100	—	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	6,698	—	1999	August 31, 2015	34
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	363	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	1,734	—	2013	March 1, 2013	40
Haverhill, MA	Acute care general hospital	5,651	105,848	3,384	—	5,651	109,232	114,883	6,674	—	1982-2005	August 31, 2018	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	618	—	2016	March 10, 2016	40
Highland Village, TX	Freestanding ER	3,314	1,551	—	—	3,314	1,551	4,865	377	—	2015	September 22, 2015	40
Hill County, TX	Acute care general hospital	1,120	17,882	—	—	1,120	17,882	19,002	12,288	—	1980	September 17, 2010	15
Warren, OH	Rehabilitation hospital	2,417	15,857	1,384	—	2,417	17,241	19,658	2,006	—	1922-2000	May 1, 2017	46
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	1,254	—	2015	May 1, 2015	34
Hoover, AL	Medical Office Building	—	1,034	296	—	—	1,330	1,330	188	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	2,274	—	1,651	5,633	7,284	655	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	5,844	59,432	21,221	—	5,844	80,653	86,497	11,013	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	17,462	—	28,687	121,490	150,177	6,714	—	1940-1950	September 29, 2017	41

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Houston, TX	Behavioral health facility	6,063	19,874	—	—	6,063	19,874	25,937	—	—	2020	October 25, 2019	40
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	528	—	2016	July 25, 2016	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	11,236	4,665	1,822	53,368	55,190	13,527	—	2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	380	108,903	—	—	380	108,903	109,283	2,486	—	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,042	—	116	8,877	247,158	256,035	8,359	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	468	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	9,713	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,604	4,174	—	—	1,604	4,174	5,778	443	—	2016	October 10, 2016	40
Kingswood, Australia	Acute care general hospital	25,723	85,264	496	—	26,219	85,264	111,483	3,435	—	2000	June 7, 2019	40
Camden, SC	Acute care general hospital	—	22,739	—	—	—	22,739	22,739	2,721	—	1954-2004	October 30, 2015	39
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	2,946	—	2013	February 1, 2013	40
Lander, WY	Acute care general hospital	761	42,849	—	—	761	42,849	43,610	1,145	—	1983	December 17, 2019	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	1,692	—	1985	December 17, 2019	40
Layton, UT	Acute care general hospital	14,360	370,154	3,034	—	14,360	373,188	387,548	4,914	—	1976-2010	September 29, 2017	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	474	—	2017	June 10, 2019	50
Lehi, UT	Acute care general hospital	13,403	29,950	601	(35)	13,368	30,551	43,919	2,899	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	9,353	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	615	—	2013	December 1, 2013	40
Liverpool, Australia	Acute care general hospital	14,605	45,773	101	—	14,706	45,773	60,479	2,432	—	1975	June 7, 2019	30
London, UK	Acute care general hospital	9,842	65,503	82	—	9,924	65,503	75,427	1,643	—	1984	January 9, 2020	40
London, UK	Acute care general hospital	3,500	4,454	27	—	3,527	4,454	7,981	113	—	1987	January 9, 2020	40
London, UK	Acute care general hospital	13,342	87,261	27	—	13,369	87,261	100,630	2,183	—	1977	January 9, 2020	40
Longmont, CO	Freestanding ER	1,826	4,181	—	—	1,826	4,181	6,007	514	—	2016	February 10, 2016	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	4,281	—	2008	June 16, 2015	40
Lynwood, CA	Acute care general hospital	30,116	148,527	—	—	30,116	148,527	178,643	1,555	—	1940, 1989-2000	August 13, 2020	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	559	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,632	5,801	—	—	1,632	5,801	7,433	653	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,722	4,060	—	—	2,722	4,060	6,782	739	—	2015	July 31, 2015	30
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	11,641	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	13,443	—	5,642	30,530	36,172	2,132	—	2002	May 1, 2017	42
Mesa, AZ	Acute care general hospital	6,534	100,042	1,885	—	6,534	101,927	108,461	19,203	—	2007	September 26, 2013	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	183	—	1960	December 17, 2019	30
Milton Keynes, UK	Acute care general hospital	5,536	38,506	96	—	5,632	38,506	44,138	969	—	1983	January 9, 2020	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	85	—	2012	August 30, 2019	40
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	4,483	—	2017	February 10, 2017	40
Methuen, MA	Acute care general hospital	23,809	89,505	9,184	—	23,809	98,689	122,498	11,290	—	1950-2011	October 3, 2016	41
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	11,742	—	2006	August 8, 2006	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	17,270	—	1920-2000	April 1, 2014	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	666	—	2014	January 1, 2014	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	106	—	1919, 1920-2003	May 2, 2016	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	23	—	2011	February 29, 2012	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	697	—	2014	June 5, 2014	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	4,260	—	2007	February 14, 2011	40
Norwood, MA	Acute care general hospital	7,073	154,496	35,897	—	7,073	190,393	197,466	9,055	—	1926-2001	June 27, 2018	46
Nottingham, UK	Acute care general hospital	5,058	49,340	260	—	5,318	49,340	54,658	1,251	—	1983	January 9, 2020	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	4,601	—	2014	August 31, 2014	40
Odessa, TX	Acute care general hospital	6,535	123,518	4,571	—	6,535	128,089	134,624	10,331	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	2,792	—	2014	March 1, 2014	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	498	—	2018	June 10, 2019	50
Olympia, WA	Acute care general hospital	7,220	89,348	15,930	—	7,220	105,278	112,498	11,733	—	1984	July 22, 2016	40
Orpington, UK	Acute care general hospital	10,936	45,864	164	—	11,100	45,864	56,964	1,157	—	1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	1,811	—	1950	December 17, 2019	30
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	498	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	518	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	1,897	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	2,496	—	1988	December 17, 2019	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	5,372	—	1964	May 9, 2007	40
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	574	—	2015	November 6, 2015	40
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	1,052	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	566	—	2014	September 8, 2014	40
Perth, Australia	Acute care general hospital	112,312	39,888	1,772	—	112,546	41,426	153,972	2,160	—	1965	June 7, 2019	30
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	2,850	—	2006	July 1, 2008	40
Phoenix, AZ	Acute care general hospital	2,396	26,521	12,253	—	2,396	38,774	41,170	2,521	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,773	4,978	—	12,695	78,751	91,446	6,703	—	1968-1976	September 29, 2017	43
Plano, TX	Freestanding ER	4,343	2,492	—	—	4,343	2,492	6,835	375	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	1,942	41,213	555	—	2,497	41,213	43,710	1,868	—	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,693	—	1	2,659	38,694	41,353	12,278	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	12,972	78,051	3,384	—	12,972	81,435	94,407	14,383	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	2,434	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	2,412	—	2013	December 31, 2013	40
Princes Risborough, UK	Acute care general hospital	5,006	—	—	—	5,006	—	5,006	—	—	N/A	January 9, 2020	40
San Antonio, TX	Freestanding ER	2,485	4,253	—	—	2,485	4,253	6,738	443	—	2016	October 27, 2016	40
Reading, UK	Acute care general hospital	36,861	49,579	501	—	37,362	49,579	86,941	1,727	—	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	27,272	88,860	641	—	27,913	88,860	116,773	—	—	2012	December 18, 2020	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	18,079	—	1974	August 10, 2007	40
Richmond, VA	Long term acute care hospital	1,304	10,071	—	—	1,304	10,071	11,375	435	—	1989	August 30, 2019	40
Ringwood, Australia	Acute care general hospital	4,413	20,469	146	—	4,559	20,469	25,028	954	—	1973	June 7, 2019	35
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	919	—	1983	December 17, 2019	36
Austin, TX	Freestanding ER	3,782	4,200	—	—	3,782	4,200	7,982	434	—	2017	March 2, 2017	40
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	405	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	132	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	13	—	1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,691	43,759	150	—	3,841	43,759	47,600	1,104	—	1965	January 9, 2020	40
Rockledge, FL	Acute care general hospital	13,919	23,282	5,512	—	13,919	28,794	42,713	3,413	—	1950, 1970	May 1, 2017	42
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	509	—	2018	June 10, 2019	50
Rosenberg, TX	Freestanding ER	1,309	4,505	—	—	1,309	4,505	5,814	563	—	2016	January 15, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2020(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Rowley, UK	Acute care general hospital	2,515	19,652	608	—	3,123	19,652	22,775	717	—	1986	August 16, 2019	40
Columbus, OH	Freestanding ER	1,726	—	—	—	1,726	—	1,726	—	—	2016	August 30, 2016	-
Salt Lake City, UT	Acute care general hospital	13,590	101,915	15,109	—	13,590	117,024	130,614	8,751	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	1,945	—	8,053	31,278	39,331	2,735	—	1978-2002	September 29, 2017	41
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	1,366	—	1993	August 30, 2019	40
San Dimas, CA	Acute care general hospital	6,161	6,839	—	34	6,161	6,873	13,034	2,080	—	1972	November 25, 2008	40
San Dimas, CA	Medical Office Building	1,915	5,085	—	18	1,915	5,103	7,018	1,545	—	1979	November 25, 2008	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	474	—	2017	April 13, 2017	40
Sebastian, FL	Acute care general hospital	5,733	49,136	52,394	—	5,733	101,530	107,263	5,392	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	6,435	—	6,179	15,501	21,680	2,356	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	587	—	2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	6,835	47,906	267	—	7,102	47,906	55,008	1,215	—	2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,932	—	—	3,363	10,932	14,295	3,169	—	1913, 1960-2010	October 31, 2014	40
Sienna, TX	Freestanding ER	1,000	2,027	—	—	1,000	2,027	3,027	554	—	2014	August 20, 2014	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	2,899	—	2013	August 1, 2013	40
St. Albans Park, Australia	Acute care general hospital	2,298	23,474	4,921	—	2,893	27,800	30,693	1,008	—	1985	June 7, 2019	40
Stockton, CA	Rehabilitation hospital	2,932	—	—	—	2,932	—	2,932	—	—	2021	November 23, 2020	40
Strathpine, Australia	Acute care general hospital	2,781	38,949	330	—	3,111	38,949	42,060	1,585	—	1985	June 7, 2019	40
Sunnybank, Australia	Acute care general hospital	6,377	48,465	379	—	6,756	48,465	55,221	2,318	—	1979	June 7, 2019	34
Sussex, NJ	Freestanding ER	477	2,097	—	—	477	2,097	2,574	10	—	1920	September 30, 2015	40
Swindon, UK	Acute care general hospital	5,577	64,181	144	—	5,721	64,181	69,902	1,614	—	1984	January 9, 2020	40
Houston, TX	Freestanding ER	1,423	1,890	—	—	1,423	1,890	3,313	532	—	2015	February 18, 2015	40
Taunton, MA	Acute care general hospital	4,428	73,228	11,290	—	4,428	84,518	88,946	8,573	—	1940-2015	October 3, 2016	41
Tempe, AZ	Acute care general hospital	6,050	10,986	6,773	—	6,050	17,759	23,809	1,457	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	2017	September 29, 2017	-
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	674	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	1,186	17,740	—	—	1,186	17,740	18,926	2,107	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	5,996	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,840	38,379	360	—	3,200	38,379	41,579	1,319	—	1981	August 16, 2019	40
Houston, TX	Acute care general hospital	4,047	36,862	—	—	4,047	36,862	40,909	4,147	—	2016	July 7, 2016	40
League City, TX	Freestanding ER	1,336	3,901	—	—	1,336	3,901	5,237	536	—	2015	June 19, 2015	40
Anaheim, CA	Acute care general hospital	1,875	21,813	—	10	1,875	21,823	23,698	7,729	—	1964	November 8, 2006	40
Viseu, Portugal	Acute care general hospital	2,319	31,963	486	—	2,805	31,963	34,768	971	—	2016	November 28, 2019	37
Wantirna, Australia	Acute care general hospital	27,854	229,129	1,050	—	28,904	229,129	258,033	9,208	—	1984	June 7, 2019	40
Warren, OH	Acute care general hospital	5,385	47,588	9,893	—	5,385	57,481	62,866	5,935	—	1982	May 1, 2017	41
Watsonville, CA	Acute care general hospital	16,488	17,800	—	—	16,488	17,800	34,288	818	—	1983	September 30, 2019	39
West Jordan, UT	Acute care general hospital	16,896	233,256	3,319	—	16,896	236,575	253,471	3,185	—	1983	September 29, 2017	40
West Monroe, LA	Acute care general hospital	12,000	69,433	16,187	—	12,552	85,068	97,620	14,060	—	1962	September 26, 2013	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,199	—	2012	October 2, 2012	40
West Valley City, UT	Acute care general hospital	5,374	58,314	7,150	(114)	5,260	65,464	70,724	19,035	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	5,856	—	1992	April 4, 2008	40
Winchester, UK	Acute care general hospital	6,835	11,035	130	—	6,965	11,035	18,000	284	—	1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	12,973	112,450	109	—	13,082	112,450	125,532	2,818	—	1955	January 9, 2020	40
Worthing, UK	Acute care general hospital	7,108	32,370	103	—	7,211	32,370	39,581	816	—	1994	January 9, 2020	40
Youngstown, OH	Acute care general hospital	4,335	3,565	824	—	4,335	4,389	8,724	2,160	—	1929-2003	May 1, 2017	41
		$1,442,071	$8,857,393	$428,465	$21,778	$1,463,201	$9,286,506	$10,749,707	$728,176
(1)	The aggregate cost for federal income tax purposes is $10.9 billion.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
COST
Balance at beginning of period	$7,312,486		$4,781,149		$5,438,148
Acquisitions	2,912,594		2,436,265		758,619
Transfers from construction in progress	202,999		—		25,513
Additions	55,137		173,785		96,775
Dispositions	(105,360)		(106,536)		(1,318,238)
Other	371,851	(2)	27,823	(2)	(219,668)	(2)
Balance at end of period	$10,749,707		$7,312,486		$4,781,149

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
ACCUMULATED DEPRECIATION
Balance at beginning of period	$504,651	$414,331	$407,349
Depreciation	222,580	130,851	115,497
Depreciation on disposed property	(6,653)	(40,952)	(101,967)
Other	7,598	421	(6,548)
Balance at end of period	$728,176	$504,651	$414,331

(2)	Includes foreign currency fluctuations for all years and $13.8 million and $61.4 million of right-of-use assets in 2020 and 2019, respectively.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2020

Column A	Column B	Column C		Column D	Column E	Column F	Column G(1)	Column H
Description	Interest Rate	Final Maturity Date		Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:				Payable in monthly installments of interest plus principal payable in full at maturity
Olympia Medical Center	11.14%	2024	(2)		(3)	$25,000	$25,000	(4)
East Ohio Regional Hospital	8.00%	2025			(3)	1,750	1,750	(4)
Colombia(5)	8.95%	2035			(3)	136,332	136,332	(4)
St. Luke's Hospital	(6)	2021			(3)	15,000	15,000	(4)
Vibra	11.50%	2024			(3)	18,986	18,986	(4)
Prospect	7.50%	2034			(3)	51,267	51,267	(4)
						$248,335	$248,335	(7)

(1)	The aggregate cost for federal income tax purposes is $248.3 million.
(2)	Loan was paid off subsequent to December 31, 2020.
(3)	There were no prior liens on loans as of December 31, 2020.
(4)	The mortgage loan was not delinquent with respect to principal or interest.
(5)	Mortgage loans covering three properties.
(6)	Principal only due to short-term nature of loan.
(7)	Excludes allowance for credit loss of $0.3 million at December 31, 2020.

Changes in mortgage loans (excluding allowance for credit loss for 2020 only and unamortized loan issue costs for 2019 and 2018 only) for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

	Year Ended December 31,
	2020		2019	2018
	(Dollar amounts in thousands)
Balance at beginning of year	$1,274,995		$1,213,283	$1,778,264
Additions during year:
New mortgage loans and additional advances on existing loans	193,590		61,712	50,783
Exchange rate fluctuations	9,785		—	—
	1,478,370		1,274,995	1,829,047
Deductions during year:
Collection of principal	(1,230,035)	(8)	—	(615,764)
	(1,230,035)		—	(615,764)
Balance at end of year	$248,335		$1,274,995	$1,213,283
(8)	Includes $835 million of mortgage loans that were used to acquire the underlying fee simple real estate as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.