Form 10-Q
period 2021-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2021-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2021, Medical Properties Trust, Inc. had 588.2 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,107,170	$12,078,927
Investment in financing leases	2,021,480	2,010,922
Mortgage loans	1,324,865	248,080
Gross investment in real estate assets	15,453,515	14,337,929
Accumulated depreciation and amortization	(903,798)	(833,529)
Net investment in real estate assets	14,549,717	13,504,400
Cash and cash equivalents	746,753	549,884
Interest and rent receivables	44,558	46,208
Straight-line rent receivables	545,385	490,462
Equity investments	1,080,214	1,123,623
Other loans	1,522,666	858,368
Other assets	256,382	256,069
Total Assets	$18,745,675	$16,829,014
Liabilities and Equity
Liabilities
Debt, net	$9,999,538	$8,865,458
Accounts payable and accrued expenses	445,595	438,750
Deferred revenue	21,533	36,177
Obligations to tenants and other lease liabilities	158,799	144,772
Total Liabilities	10,625,465	9,485,157
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 583,109 shares at March 31, 2021 and 541,419 shares at December 31, 2020	583	541
Additional paid-in capital	8,252,966	7,461,503
Distributions in excess of net income	(71,071)	(71,411)
Accumulated other comprehensive loss	(66,720)	(51,324)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	8,114,981	7,338,532
Non-controlling interests	5,229	5,325
Total Equity	8,120,210	7,343,857
Total Liabilities and Equity	$18,745,675	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenues
Rent billed	$213,344	$171,767
Straight-line rent	54,873	31,421
Income from financing leases	50,894	52,436
Interest and other income	43,654	38,508
Total revenues	362,765	294,132
Expenses
Interest	86,972	80,899
Real estate depreciation and amortization	75,642	60,921
Property-related	5,453	5,412
General and administrative	36,073	33,385
Total expenses	204,140	180,617
Other income (expense)
Gain on sale of real estate	989	1,325
Real estate impairment charges	—	(19,006)
Earnings from equity interests	7,101	4,079
Debt refinancing and unutilized financing costs	(2,269)	(611)
Other (including mark-to-market adjustments on equity securities)	7,794	(14,135)
Total other income (expense)	13,615	(28,348)

Income before income tax	172,240	85,167
Income tax expense	(8,360)	(4,010)

Net income	163,880	81,157
Net income attributable to non-controlling interests	(97)	(165)
Net income attributable to MPT common stockholders	$163,783	$80,992

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.28	$0.15

Weighted-average shares outstanding — basic	576,240	521,076
Weighted-average shares outstanding — diluted	577,541	522,179

Dividends declared per common share	$0.28	$0.27

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$163,880	$81,157
Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	15,504	(25,103)
Foreign currency translation loss	(30,900)	(23,272)
Total comprehensive income	148,484	32,782
Comprehensive income attributable to non-controlling interests	(97)	(165)
Comprehensive income attributable to MPT common stockholders	$148,387	$32,617

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,419	$541	$7,461,503	$(71,411)	$(51,324)	$(777)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	—	97	163,880
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	15,504	—	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,109	$583	$8,252,966	$(71,071)	$(66,720)	$(777)	$5,229	$8,120,210

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating activities
Net income	$163,880	$81,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,606	63,833
Amortization of deferred financing costs and debt discount	3,817	3,210
Straight-line rent revenue and other	(65,333)	(47,846)
Share-based compensation	12,264	10,036
Gain from sale of real estate	(989)	(1,325)
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(5,238)	7,717
Debt refinancing and unutilized financing costs	2,269	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Other adjustments	(3,575)	(421)
Changes in:
Interest and rent receivables	13,396	2,137
Accounts payable and accrued expenses	5,062	(4,221)
Deferred revenue	(15,429)	8,040
Net cash provided by operating activities	188,730	106,914
Investing activities
Cash paid for acquisitions and other related investments	(1,778,417)	(1,973,661)
Net proceeds from sale of real estate	10,905	9,597
Principal received on loans receivable	40,937	—
Investment in loans receivable	(23,935)	(2,307)
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(42,050)	8,460
Net cash used for investing activities	(1,781,560)	(1,894,789)
Financing activities
Proceeds from term debt, net of discount	1,839,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	8,910	—
Dividends paid	(147,666)	(138,074)
Lease deposits and other obligations to tenants	12,900	2,348
Proceeds from sale of common shares, net of offering costs	779,241	61,682
Payment of debt refinancing, deferred financing costs, and other financing activities	(18,479)	(6,687)
Net cash provided by financing activities	1,785,191	835,219
Increase (decrease) in cash, cash equivalents, and restricted cash for period	192,361	(952,656)
Effect of exchange rate changes	4,356	(9,157)
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$753,086	$506,178
Interest paid	$82,471	$80,721
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$163,443	$141,667
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$746,753	$500,213
Restricted cash, included in Other assets	6,333	5,965
	$753,086	$506,178

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,107,170	$12,078,927
Investment in financing leases	2,021,480	2,010,922
Mortgage loans	1,324,865	248,080
Gross investment in real estate assets	15,453,515	14,337,929
Accumulated depreciation and amortization	(903,798)	(833,529)
Net investment in real estate assets	14,549,717	13,504,400
Cash and cash equivalents	746,753	549,884
Interest and rent receivables	44,558	46,208
Straight-line rent receivables	545,385	490,462
Equity investments	1,080,214	1,123,623
Other loans	1,522,666	858,368
Other assets	256,382	256,069
Total Assets	$18,745,675	$16,829,014
Liabilities and Capital
Liabilities
Debt, net	$9,999,538	$8,865,458
Accounts payable and accrued expenses	281,762	290,757
Deferred revenue	21,533	36,177
Obligations to tenants and other lease liabilities	158,799	144,772
Payable due to Medical Properties Trust, Inc.	163,443	147,603
Total Liabilities	10,625,075	9,484,767
Capital
General Partner — issued and outstanding — 5,830 units at March 31, 2021 and 5,414 units at December 31, 2020	81,896	73,977
Limited Partners — issued and outstanding — 577,279 units at March 31, 2021 and 536,005 units at December 31, 2020	8,100,195	7,316,269
Accumulated other comprehensive loss	(66,720)	(51,324)
Total MPT Operating Partnership, L.P. capital	8,115,371	7,338,922
Non-controlling interests	5,229	5,325
Total Capital	8,120,600	7,344,247
Total Liabilities and Capital	$18,745,675	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2021	2020
Revenues
Rent billed	$213,344	$171,767
Straight-line rent	54,873	31,421
Income from financing leases	50,894	52,436
Interest and other income	43,654	38,508
Total revenues	362,765	294,132
Expenses
Interest	86,972	80,899
Real estate depreciation and amortization	75,642	60,921
Property-related	5,453	5,412
General and administrative	36,073	33,385
Total expenses	204,140	180,617
Other income (expense)
Gain on sale of real estate	989	1,325
Real estate impairment charges	—	(19,006)
Earnings from equity interests	7,101	4,079
Debt refinancing and unutilized financing costs	(2,269)	(611)
Other (including mark-to-market adjustments on equity securities)	7,794	(14,135)
Total other income (expense)	13,615	(28,348)

Income before income tax	172,240	85,167
Income tax expense	(8,360)	(4,010)

Net income	163,880	81,157
Net income attributable to non-controlling interests	(97)	(165)
Net income attributable to MPT Operating Partnership partners	$163,783	$80,992

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.28	$0.15

Weighted-average units outstanding — basic	576,240	521,076
Weighted-average units outstanding — diluted	577,541	522,179

Dividends declared per unit	$0.28	$0.27

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$163,880	$81,157
Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	15,504	(25,103)
Foreign currency translation loss	(30,900)	(23,272)
Total comprehensive income	148,484	32,782
Comprehensive income attributable to non-controlling interests	(97)	(165)
Comprehensive income attributable to MPT Operating Partnership partners	$148,387	$32,617

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	536,005	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swap, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,279	$8,100,195	$(66,720)	$5,229	$8,120,600

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating activities
Net income	$163,880	$81,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,606	63,833
Amortization of deferred financing costs and debt discount	3,817	3,210
Straight-line rent revenue and other	(65,333)	(47,846)
Unit-based compensation	12,264	10,036
Gain from sale of real estate	(989)	(1,325)
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(5,238)	7,717
Debt refinancing and unutilized financing costs	2,269	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Other adjustments	(3,575)	(421)
Changes in:
Interest and rent receivables	13,396	2,137
Accounts payable and accrued expenses	5,062	(4,221)
Deferred revenue	(15,429)	8,040
Net cash provided by operating activities	188,730	106,914
Investing activities
Cash paid for acquisitions and other related investments	(1,778,417)	(1,973,661)
Net proceeds from sale of real estate	10,905	9,597
Principal received on loans receivable	40,937	—
Investment in loans receivable	(23,935)	(2,307)
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(42,050)	8,460
Net cash used for investing activities	(1,781,560)	(1,894,789)
Financing activities
Proceeds from term debt, net of discount	1,839,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	8,910	—
Distributions paid	(147,666)	(138,074)
Lease deposits and other obligations to tenants	12,900	2,348
Proceeds from sale of units, net of offering costs	779,241	61,682
Payment of debt refinancing, deferred financing costs, and other financing activities	(18,479)	(6,687)
Net cash provided by financing activities	1,785,191	835,219
Increase (decrease) in cash, cash equivalents, and restricted cash for period	192,361	(952,656)
Effect of exchange rate changes	4,356	(9,157)
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$753,086	$506,178
Interest paid	$82,471	$80,721
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$163,443	$141,667
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$746,753	$500,213
Restricted cash, included in Other assets	6,333	5,965
	$753,086	$506,178

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. At present, we own all of the limited partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We operate as a real estate investment trust (“REIT”). Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes in the U.S. from foreign-based income as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, inpatient physical rehabilitation hospitals, behavioral health facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time-to-time, in order to enhance our overall return.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2021, we have investments in approximately 425 facilities in 33 states in the U.S., in six countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Although COVID-19 vaccines continue to roll out worldwide and hospitals around the world have generally returned to their normal operations, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 cannot be predicted with 100% confidence. This makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the potential impact of COVID-19. Actual results may ultimately differ from our estimates.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these significant accounting policies other than the following:

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to LIBOR or other reference rates expected to be discontinued. We expect our British pound sterling term loan and corresponding interest rate swap to be modified with a replacement reference rate during 2021, and we expect to account for such modifications using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are continuing to evaluate the need to modify our U.S. dollar LIBOR contracts, such as our unsecured credit facility, as the requirement to replace the U.S. dollar LIBOR has been extended to June 30, 2023. Moreover, we do not expect any impact to our Australian dollar term loan and corresponding interest rate swap, as these contracts are not referenced to rates that are expected to be discontinued.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2021, we had loans and/or equity investments in certain variable interest entities approximating $350 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Land and land improvements	$—	$265,991
Buildings	—	1,608,771
Intangible lease assets — subject to amortization (weighted- average useful life 30.8 years for 2020)	—	231,774
Mortgage loans	1,090,400	—
Other loans and assets	688,017	1,328
Liabilities assumed	—	(134,203)
Total net assets acquired	$1,778,417	$1,973,661

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory Group (“Priory”) transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets. In phase two, in a series of transactions we expect will be completed during the 2021 second quarter, we will acquire a portfolio of select real estate assets from Priory (now owned by Waterland Private Equity Fund VII C.V. (“Waterland VII”)) in individual sale-and-leaseback transactions, subject to customary real estate and other closing conditions. As all conditions to closing for a particular asset are satisfied, the applicable purchase price for the asset will be paid by us by proportionally converting and reducing the principal balance of the interim mortgage loan we made to Waterland VII in phase one. The aggregate purchase price for the real estate assets we acquire from Priory is thus expected to be approximately £800 million, plus customary stamp duty, tax, and other transaction costs.

In addition, we agreed to provide Waterland VII with a 364-day £250 million acquisition loan, which we funded on January 19, 2021, in connection with the closing of Waterland VII’s acquisition of Priory. The loan is secured by the same security assets securing the £800 million interim mortgage loan.

In connection with these transactions, we also acquired a 9.9% passive equity interest in the Waterland VII affiliate that indirectly owns Priory for a nominal amount.

We funded this investment using £500 million from a new $900 million interim credit facility as described in Note 4, £350 million from our revolving facility, and the remainder from cash on-hand.

Other

On January 8, 2021, we made a $335 million loan to Steward Health Care System LLC (“Steward”), which was used to redeem a similarly sized convertible loan from Steward’s former private equity sponsor.

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

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2021	Estimated Rent Commencement Date
Ernest Health, Inc. ("Ernest") (Bakersfield, California)	$47,929	$28,502	4Q 2021
Ernest (Stockton, California)	47,700	13,539	1Q 2022
	$95,629	$42,041

Disposals

2021 Activity

During the first three months of 2021, we completed the sale of one facility and an ancillary property for approximately $11 million, resulting in a net gain of approximately $1.0 million.

2020 Activity

During the first three months of 2020, we sold four ancillary properties resulting in a net gain of $1.3 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Approximately 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual rent escalations ranging from 0.5% to 3.0%. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $230 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

At March 31, 2021, leases on 13 Ernest facilities and five Prime Healthcare Services, Inc. (“Prime”) facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Minimum lease payments receivable	$1,217,689	$1,228,966
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(956,490)	(969,061)
Net investment in direct financing leases	465,017	463,723
Other financing leases (net of allowance for credit loss)	1,556,463	1,547,199
Total investment in financing leases	$2,021,480	$2,010,922

COVID-19 Rent Deferrals

In the first quarter of 2021, we collected $0.8 million of rent previously deferred due to the COVID-19 pandemic. Pursuant to our agreements with certain tenants, we expect the remaining outstanding deferred rent balance of approximately $10.6 million as of March 31, 2021, to be paid over specified periods in the future, with interest.

Adeptus Health

As discussed in previous filings, our original real estate portfolio of approximately 60 properties leased to Adeptus Health, Inc. (“Adeptus”) has gone through significant changes starting with Adeptus filing for Chapter 11 bankruptcy in 2017. During 2020, we transitioned the remaining facilities away from Adeptus, which resulted in impairment charges including approximately $9.9 million in the first quarter of 2020, along with a charge to write-off straight-line rent and other receivables, partially offset by a draw on a $9.1 million letter of credit. However, these transition measures have also provided for new tenant relationships being formed with strong credit worthy operators like Ochsner Health System, Dignity Health, UC Health, and HCA Healthcare, that are now leasing approximately 40 of these transitional facilities under long-term leases. At March 31, 2021, 17 of these transitional properties, representing less than 1% of our total assets, remain vacant, and each of these properties are in various stages of being re-leased or sold. At March 31, 2021, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities to and had a mortgage loan on a fifth property (Olympia Medical Center) with Alecto Healthcare Services LLC (“Alecto”). During the first quarter of 2020, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge. In addition, we re-leased one acute care facility to West Virginia University and sold another facility in 2020. In the first quarter of 2021, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $51 million from this sale were used to payoff the mortgage and working capital loans in full, with the remaining proceeds used to recover certain past due amounts. At March 31, 2021, we continue to lease one acute care facility to Alecto approximating 0.1% of our total assets.

Loans

The following is a summary of our loans (net of allowance for credit loss) (in thousands):

	As of March 31, 2021	As of December 31, 2020
Mortgage loans	$1,324,865	$248,080
Acquisition loans	682,665	338,273
Other loans	840,001	520,095
Total	$2,847,531	$1,106,448

The increase in mortgage and acquisition loans relates to the £800 million and £250 million loans funded in connection with the Priory Group Transaction (as more fully described above in this Note 3).

Other loans consist of loans to our tenants for working capital and other purposes and include our shareholder loan made to the joint venture with Primotop Holdings S.à.r.l. (“Primotop”) in the amount of €297 million. The increase in other loans is primarily related to the $335 million loan to Steward (as more fully described above in this Note 3).

Other Investment Activities

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first quarter of 2021, which was accounted for as a return of capital.

Pursuant to our 4.9% stake in Aevis Victoria SA (“Aevis”), we recorded a $4.1 million favorable non-cash fair value adjustment to mark our investment in Aevis stock to market during the first quarter of 2021; whereas, this was a $10.4 million unfavorable non-cash fair value adjustment in the 2020 first quarter.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At March 31, 2021, our largest single property represented approximately 3% of our total assets, similar to December 31, 2020.
2)

Operator concentration – For the three months ended March 31, 2021, revenue from Steward, Circle, and Prospect, individually, represented more than 10% of our total revenues. In comparison, Steward, Circle, Prospect, and Prime, individually, represented more than 10% of our total revenues for the 2020 first quarter.

3)

Geographic concentration – At March 31, 2021, investments in the U.S., Europe, Australia, and South America represented approximately 63%, 31%, 5%, and 1%, respectively, of our total assets, compared to 65%, 28%, 6%, and 1%, respectively, at December 31, 2020.

4)

Facility type concentration – For the three months ended March 31, 2021, approximately 83% of our revenues are from our general acute care facilities, while rehabilitation and long-term acute care facilities make up 8% and 2%, respectively. Freestanding ER/urgent care facilities and behavioral health facilities combined to make up the remaining 7%. In comparison, general acute care, rehabilitation, and long-term acute care facilities made up 86%, 9%, and 3%, respectively, of our total revenues for the three months ended March 31, 2020, while freestanding ER/urgent care facilities and behavioral health facilities combined to make up the remaining 2%.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2021	As of December 31, 2020
Revolving credit facility(A)	$179,179	$165,407
Term loan	200,000	200,000
British pound sterling term loan(B)	964,810	956,900
Australian term loan facility(B)	911,760	923,280
4.000% Senior Unsecured Notes due 2022(B)	586,500	610,800
2.550% Senior Unsecured Notes due 2023(B)	551,320	546,800
3.325% Senior Unsecured Notes due 2025(B)	586,500	610,800
2.500% Senior Unsecured Notes due 2026(B)	689,150	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	826,980	820,200
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	482,405	—
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,078,604	$8,934,187
Debt issue costs and discount, net	(79,066)	(68,729)
	$9,999,538	$8,865,458

(A)	Includes £130 million and £121 million of GBP-denominated borrowings that reflect the exchange rate at March 31, 2021 and December 31, 2020, respectively.
(B)	Non-U.S. dollar denominated debt that reflects the exchange rate at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2021	$—
2022	586,500
2023	551,320
2024	1,090,939
2025	1,551,310
Thereafter	6,298,535
Total	$10,078,604

2021 Activity

Interim Credit Facility

As previously discussed in Note 3, we entered into a $900 million interim credit facility on January 15, 2021, of which we borrowed £500 million. We paid off and terminated this facility on March 26, 2021.

Credit Facility Amendment

On January 15, 2021, we amended our unsecured credit facility (“Credit Facility”). The amendment extended the maturity of our $1.3 billion revolving facility to February 1, 2024 and can be extended for an additional 12 months at our option. The maturity date of our $200 million unsecured term loan facility was extended to February 1, 2026.

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

Senior Unsecured Notes

On March 24, 2021, we completed an £850 million senior unsecured notes offering in two tranches. See below for details of each tranche:

2.500% Senior Unsecured Notes due 2026

On March 24, 2021, we completed a £500 million senior unsecured notes offering. The notes were issued at 99.937% of par value, and interest on the notes is payable annually on March 24 of each year, commencing on March 24, 2022. The notes pay interest in cash at a rate of 2.500% and mature on March 24, 2026.

3.375% Senior Unsecured Notes due 2030

On March 24, 2021, we completed a £350 million senior unsecured notes offering. The notes were issued at 99.448% of par value, and interest on the notes is payable annually on April 24 of each year, commencing on April 24, 2022. The notes pay interest in cash at a rate of 3.375% and mature on April 24, 2030.

We used proceeds from the £850 million senior unsecured notes offering to payoff the interim credit facility and reduce our revolving facility by £341 million on March 26, 2021.

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

Debt Refinancing and Unutilized Financing Costs

With the amendment of our Credit Facility and the termination of our $900 million interim credit facility, we incurred approximately $2.3 million of debt refinancing costs in the first quarter of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At March 31, 2021, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2021, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 3.1 million shares of common stock under our at-the-market equity offering program during the 2021 first quarter, resulting in net proceeds of approximately $67.6 million; while in the 2020 first quarter, we sold 2.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $62 million.

Subsequent to March 31, 2021, we sold an additional 4.9 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $105.5 million.

MPT Operating Partnership, L.P.

At March 31, 2021, the operating partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the operating partnership. During the three months ended March 31, 2021 and 2020, the operating partnership issued approximately 39.9 million and 2.6 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same periods.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 6.2 million shares remain available for future stock awards as of March 31, 2021. Share-based compensation expense totaled $12.3 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2021		As of December 31, 2020
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$44,558	$43,729	$46,208	$45,381
Loans(1)	2,501,480	2,501,963	751,341	756,608
Debt, net	(9,999,538)	(10,219,474)	(8,865,458)	(9,226,564)

(1)

Excludes the $205 million acquisition loan made in May 2020 to our international joint venture and related investment in the real estate of three hospitals in Colombia.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture and our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment during 2020. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At March 31, 2021 and December 31, 2020, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$127,564	$127,564	$136,332	$136,332	Mortgage loans
Equity investment and other loans	218,487	218,487	218,775	218,775	Equity investments/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in the international joint venture is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify the equity investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to absence of quoted market prices. For this cash flow model, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount (“DLOM”).

In regards to the underlying projections used in the discounted cash flow model, such projections are provided by the investee. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. Given our equity investment is in an entity that was a start-up company in 2020, we have not recognized any unrealized gain/loss on such investment in 2020 or 2021.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes. In these cases, fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$163,880	$81,157
Non-controlling interests’ share in net income	(97)	(165)
Participating securities’ share in earnings	(370)	(464)
Net income, less participating securities’ share in earnings	$163,413	$80,528
Denominator:
Basic weighted-average common shares	576,240	521,076
Dilutive potential common shares	1,301	1,103
Diluted weighted-average common shares	577,541	522,179

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$163,880	$81,157
Non-controlling interests’ share in net income	(97)	(165)
Participating securities’ share in earnings	(370)	(464)
Net income, less participating securities’ share in earnings	$163,413	$80,528
Denominator:
Basic weighted-average units	576,240	521,076
Dilutive potential units	1,301	1,103
Diluted weighted-average units	577,541	522,179

9. Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

On April 16, 2021, we made a CHF 145 million investment in Swiss Medical Network, our tenant via our Infracore equity investment.

Subsequent to March 31, 2021, we received approximately $75 million in loan principal repayments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

As the economy continues to recover from the downturn caused by COVID-19 and vaccines continue to roll out, we expect to receive substantially all rent and interest payments in the future, and we are collecting rent, as expected, that we previously deferred in 2020 (less than 2% of our 2020 annual rent), with interest. However, no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover.

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

•

the risk that a condition to closing under the agreements governing any or all of our pending transactions (including phase two of the Priory Group Transaction disclosed in Note 3) that have not closed as of the date hereof may not be satisfied;

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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions (such as the impact caused by COVID-19) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and in our ongoing monitoring of our tenants’ (and guarantors’) performance include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;
•	the current, historical, and prospective operating profit (measured by earnings before interest, taxes, depreciation, amortization, and facility rent) of each tenant or borrower and at each facility;
•	the ratio of our tenants’ or borrowers’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;
•

changes in revenue sources of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., pension funds in Germany, and National Health Services in the United Kingdom) and private payors (including commercial insurance and private pay patients);

•	trends in tenants’ cash collections, including comparison to recorded net patient service revenues;
•	tenants’ free cash flows;
•	the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants’ or borrowers’ profitability and liquidity; and
•	the competition and demographics of the local and surrounding areas in which our tenants or borrowers operate.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, and our accounting policy on consolidation. During the three months ended March 31, 2021, there were no material changes to these policies.

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

At March 31, 2021, our portfolio consisted of 425 properties leased or loaned to 50 operators, of which two are under development and 40 are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage and other loans, as well as any equity investments in our tenants are considered a single reportable segment. At March 31, 2021, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2021	% of Total	As of December 31, 2020	% of Total
Real estate assets - at cost	$15,453,515	82.4%	$14,337,929	85.2%
Accumulated real estate depreciation and amortization	(903,798)	-4.8%	(833,529)	-5.0%
Cash and cash equivalents	746,753	4.0%	549,884	3.3%
Equity investments	1,080,214	5.8%	1,123,623	6.7%
Other loans	1,522,666	8.1%	858,368	5.1%
Other	846,325	4.5%	792,739	4.7%
Total assets	$18,745,675	100.0%	$16,829,014	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of March 31, 2021 as compared to December 31, 2020 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of March 31, 2021		As of December 31, 2020
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Massachusetts market	$1,487,064	7.1%	$1,500,915	7.3%
Utah market	1,261,507	6.1%	1,260,147	6.2%
Texas/Arkansas/Louisiana market	1,043,913	5.0%	1,045,982	5.1%
Arizona market	330,734	1.6%	332,239	1.6%
Florida market	218,123	1.0%	215,105	1.1%
Ohio/Pennsylvania market	149,122	0.7%	151,785	0.7%
Circle	2,541,334	12.2%	2,520,019	12.3%
Prospect	1,606,433	7.7%	1,597,950	7.8%
Priory	1,582,689	7.6%	1,566,087	7.7%
Swiss Medical Network	1,252,642	6.0%	1,177,520	5.8%
Other operators	8,185,843	39.2%	8,269,093	40.5%
Other assets	1,201,275	5.8%	792,739	3.9%
Total	$20,860,679	100.0%	$20,429,581	100.0%

Total Pro Forma Gross Assets by U.S. State and Country

	As of March 31, 2021		As of December 31, 2020
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$1,926,283	9.2%	$1,923,440	9.4%
Massachusetts	1,492,464	7.2%	1,506,315	7.4%
California	1,397,169	6.7%	1,382,663	6.8%
Utah	1,296,754	6.2%	1,295,329	6.4%
Pennsylvania	864,709	4.1%	864,273	4.2%
All other states	3,974,527	19.1%	3,984,113	19.5%
Other domestic assets	1,065,687	5.1%	680,678	3.3%
Total U.S.	$12,017,593	57.6%	$11,636,811	57.0%
United Kingdom	$4,679,097	22.4%	$4,636,634	22.7%
Germany	1,306,250	6.3%	1,361,019	6.6%
Switzerland	1,252,642	6.0%	1,177,520	5.7%
Australia	985,427	4.7%	997,878	4.9%
Spain	211,036	1.0%	221,134	1.1%
All other countries	273,046	1.3%	286,524	1.4%
Other international assets	135,588	0.7%	112,061	0.6%
Total international	$8,843,086	42.4%	$8,792,770	43.0%
Grand total	$20,860,679	100.0%	$20,429,581	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total pro forma gross assets as of March 31, 2021.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended March 31, 2021 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenue by Operator

	For the Three Months Ended March 31,
	2021		2020
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward
Massachusetts market	$34,543	8.8%	$34,615	10.9%
Utah market	31,705	8.0%	21,781	6.8%
Texas/Arkansas/Louisiana market	22,671	5.7%	18,046	5.7%
Arizona market	8,187	2.1%	8,191	2.6%
Florida market	4,985	1.3%	3,626	1.1%
Ohio/Pennsylvania market	3,300	0.8%	5,000	1.6%
Circle	53,192	13.5%	32,342	10.1%
Prospect	38,066	9.7%	37,916	11.9%
Prime	30,415	7.7%	32,162	10.1%
LifePoint Health, Inc.	26,688	6.8%	26,594	8.3%
Other operators	140,665	35.6%	98,394	30.9%
Total	$394,417	100.0%	$318,667	100.0%

Total Adjusted Revenue by U.S. State and Country

	For the Three Months Ended March 31,
	2021		2020
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Texas	$39,128	9.9%	$26,431	8.3%
Massachusetts	34,702	8.8%	34,773	10.9%
California	34,004	8.6%	34,946	11.0%
Utah	32,677	8.3%	22,748	7.1%
Pennsylvania	20,100	5.1%	21,669	6.8%
All other states	96,549	24.5%	92,766	29.1%
Total U.S.	$257,160	65.2%	$233,333	73.2%
United Kingdom	$76,560	19.4%	$38,875	12.2%
Germany	26,162	6.6%	23,804	7.5%
All other countries	34,535	8.8%	22,655	7.1%
Total international	$137,257	34.8%	$85,334	26.8%
Grand total	$394,417	100.0%	$318,667	100.0%

Total Adjusted Revenue by Facility Type

	For the Three Months Ended March 31,
	2021		2020
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$315,434	80.0%	$263,742	82.8%
Inpatient rehabilitation hospitals	45,303	11.5%	40,631	12.7%
Behavioral health facilities	19,754	5.0%	1,422	0.5%
Long-term acute care hospitals	8,186	2.1%	8,575	2.7%
Freestanding ER/urgent care facilities	5,740	1.4%	4,297	1.3%
Total	$394,417	100.0%	$318,667	100.0%

Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

Net income for the three months ended March 31, 2021, was $163.8 million compared to $81.0 million for the three months ended March 31, 2020. This 102% increase in net income is primarily due to incremental revenue from new investments made in 2020 and in early 2021, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense, general and administrative costs and income taxes due to the growth of the company. In addition, our return on our equity investments were greater in the 2021 first quarter compared to the prior year, and we incurred approximately $19 million of real estate impairment charges in 2020. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $243.9 million for the 2021 first quarter, or $0.42 per diluted share, as compared to $191.2 million, or $0.37 per diluted share, for the 2020 first quarter. Similar to net income, this 28% increase in Normalized FFO is primarily due to incremental revenue from new investments in 2020 and early 2021.

A comparison of revenues for the three month periods ended March 31, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021	% of Total	2020	% of Total	Year over Year Change
Rent billed	$213,344	58.9%	$171,767	58.4%	24.2%
Straight-line rent	54,873	15.1%	31,421	10.7%	74.6%
Income from financing leases	50,894	14.0%	52,436	17.8%	(2.9)%
Interest and other income	43,654	12.0%	38,508	13.1%	13.4%
Total revenues	$362,765	100.0%	$294,132	100.0%	23.3%

Our total revenue for the 2021 first quarter is up $68.6 million, or 23%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $65.0 million over the prior year of which approximately $48.3 million is incremental revenue from acquisitions made in 2020 (including $16.4 million from the Circle transactions and $24.7 million from the two Steward properties in Utah that were acquired from proceeds of the mortgage loan conversions in the third quarter), $6.0 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $3.5 million is from the commencement of rent on three development properties, $1.7 million is from capital additions in 2021, and approximately $5.6 million is from favorable foreign currency fluctuations. This increase is partially offset by $2.1 million of lower revenue from disposals in 2020.

•

Income from financing leases – down $1.5 million due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest mortgage loans to fee simple asset ownership.

•	Interest and other income – up $5.1 million from the prior year due to the following:
-

Interest from loans – up $3.4 million over the prior year due to $29.7 million of incremental revenue earned on loan investments in 2020 and early 2021, including $15.9 million earned on the two loans made to Priory in 2021 and $6.9 million from the loans made to the international joint venture and for the three Colombia properties in 2020, along with $0.5 million of favorable foreign currency fluctuations. This increase is partially offset by $14.7 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $3.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $9.2 million related to the repayment of Prime loans in the fourth quarter of 2020.

-

Other income – up $1.7 million from the prior year with the addition of new properties, whereby we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance. Also, other income is higher in 2021 due to an approximate $1 million write-off of straight-line rent related to ground leases on certain Adeptus facilities in the 2020 first quarter.

Interest expense for the quarters ended March 31, 2021 and 2020, totaled $87.0 million and $80.9 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2021. Our weighted-average interest rate was 3.4% for the three months ended March 31, 2021, as compared to 4.0% in the same period in 2020.

Real estate depreciation and amortization during the first quarter of 2021 increased to $75.6 million from $60.9 million in 2020 due to new investments made after March 31, 2020.

Property-related expenses totaled $5.5 million for the quarter ended March 31, 2021, which is consistent with the prior year. Of the $5.5 million of property expenses in the first three months of 2021, approximately $3.5 million represents costs that were reimbursed by our tenants and included in “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represent 9.9% for the 2021 first quarter compared to 11.4% in the prior year. On a dollar basis, general and administrative expenses totaled $36.1 million for the 2021 first quarter, which is a $2.7 million increase from the prior year first quarter and reflective of the growth of the company, in particular our continued international expansion.

During the three months ended March 31, 2021, we sold one facility and an ancillary property resulting in a net gain of $1.0 million. In the first quarter of 2020, we sold four ancillary properties resulting in a net gain of $1.3 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain assets previously leased to Adeptus and Alecto in the 2020 first quarter (see Note 3 to Item 1 of this Form 10-Q for further details).

Earnings from equity interests was $7.1 million for the first three months of 2021, up $3.0 million from the same period in 2020, primarily due to more income generated on our investment in Infracore, which we increased our share in during the 2020 fourth quarter.

Debt refinancing and unutilized financing costs were $2.3 million in the 2021 first quarter as a result of the early termination of our $900 million interim credit facility and the amendment to our Credit Facility (see Note 4 to the condensed consolidated financial statements for more detail). In the first quarter of 2020, we incurred $0.6 million of accelerated commitment fee amortization expense associated with our GBP term loan facility.

In the first quarter of 2021, we recorded a favorable non-cash fair value adjustment of more than $4 million to mark our investment in Aevis Victoria SA stock to market. We acquired this stock as part of our overall Switzerland investment in May 2019.

This adjustment (reflected in the “Other” line of our condensed consolidated statements of net income) was a loss of more than $10 million in the prior year.

Income tax expense includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $8.4 million income tax expense for the three months ended March 31, 2021 is from the income generated by our investments in the United Kingdom, Colombia, and Australia, as well as income from lending activities of our domestic TRS entities. In comparison, we incurred a $4.0 million income tax expense in the first quarter of 2020. This increase in income tax expense is primarily related to higher foreign taxable income generated from investments made in 2020 and early 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $38 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2021 and 2020 (amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
FFO information:
Net income attributable to MPT common stockholders	$163,783	$80,992
Participating securities’ share in earnings	(370)	(464)
Net income, less participating securities’ share in earnings	$163,413	$80,528
Depreciation and amortization	88,536	70,502
Gain on sale of real estate	(989)	(1,325)
Real estate impairment charges	—	19,006
Funds from operations	$250,960	$168,711
Write-off (recovery) of straight-line rent and other	(5,238)	6,740
Non-cash fair value adjustments	(4,065)	14,195
Tax rate change	—	977
Debt refinancing and unutilized financing costs	2,269	611
Normalized funds from operations	$243,926	$191,234
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.28	$0.15
Depreciation and amortization	0.15	0.13
Gain on sale of real estate	—	—
Real estate impairment charges	—	0.04
Funds from operations	$0.43	$0.32
Write-off (recovery) of straight-line rent and other	(0.01)	0.02
Non-cash fair value adjustments	—	0.03
Tax rate change	—	—
Debt refinancing and unutilized financing costs	—	—
Normalized funds from operations	$0.42	$0.37

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

	As of	As of
	March 31, 2021	December 31, 2020
Total assets	$18,745,675	$16,829,014
Add:
Real estate commitments on new investments(1)	157,630	1,901,087
Unfunded amounts on development deals and commenced capital improvement projects(2)	114,129	166,258
Accumulated depreciation and amortization	903,798	833,529
Incremental gross assets of our joint ventures(3)	1,211,206	1,287,077
Proceeds from new debt and equity subsequent to period-end	—	1,479,961
Less:
Cash used for funding the transactions above(4)	(271,759)	(2,067,345)
Total pro forma gross assets	$20,860,679	$20,429,581

(1)

The 2021 column reflects our investment in Swiss Medical Network on April 16, 2021. The 2020 column reflects investments made in early 2021, including the Priory transaction that was funded on January 19, 2021.

(2)

Includes $53.6 million and $65.5 million of unfunded amounts on ongoing development projects and $60.5 million and $100.8 million of unfunded amounts on capital improvement projects and development projects that have commenced rent, as of March 31, 2021 and December 31, 2020, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.
(4)	Includes cash available on-hand plus cash generated from activities subsequent to period-end including proceeds from new debt, equity, or loan repayments, if any.

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

	For the Three Months Ended March 31,
	2021	2020
Total revenues	$362,765	$294,132
Revenue from real estate properties owned through joint venture arrangements	31,652	24,535
Total adjusted revenue	$394,417	$318,667

LIQUIDITY AND CAPITAL RESOURCES

2021 Cash Flow Activity

During the 2021 first quarter, we generated approximately $188.7 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows, along with $11 million received from Steward as a return of capital distribution, to fund our dividends of $147.7 million and certain investment activities. In addition, we invested approximately $1.8 billion in real estate and other assets, including the £1.1 billion Priory Group Transaction in January 2021 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand generated from the $779.2 million of net proceeds from the sales of stock during the quarter, £500 million of proceeds from an interim credit facility, and proceeds from our revolving facility. In late March 2021, we issued £850 million of senior unsecured notes and used such proceeds to pay off our interim credit facility in full and reduce our revolving credit facility balance to less than $200 million outstanding.

Subsequent to quarter-end, we sold an additional 4.9 million shares under our at-the-market equity program, resulting in net proceeds of approximately $105.5 million, and received approximately $75 million from loan principal prepayments.

2020 Cash Flow Activity

During the 2020 first quarter, we generated $106.9 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. Operating cash flows for the 2020 first quarter did not include approximately $35 million of revenue earned on the new Circle/BMI transaction, as such rent was prepaid before the closing of the acquisition. We used our operating cash flows in the 2020 first quarter, along with approximately $63 million of distributions from our HM Hospitales joint venture investment in the form of a return of capital, to fund our dividends of $138.1 million and certain investing activities including the additional funding of our development activities. In addition, we funded the £1.5 billion Circle acquisition of 30 properties in January 2020 with a combination of cash on-hand and proceeds from the £700 million British pound sterling term loan.

Short-term Liquidity Requirements:

As of May 3, 2021, we have no debt principal payments due in the next twelve months — see debt maturity schedule below. In January 2021, we extended the maturity of our revolving credit facility to February 2024. At May 3, 2021, availability under our revolving credit facility plus cash on-hand approximated $1.8 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $400 million of availability under our at-the-market equity program, and approximately £250 million expected to be repaid by Waterland pursuant to the Priory acquisition loan is sufficient to fund our operations, dividends in order to comply with REIT requirements, and our current firm commitments and debt service obligations for the next twelve months.

Long-term Liquidity Requirements:

As of May 3, 2021, our liquidity approximates $1.8 billion and we believe our liquidity, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and approximately $400 million of availability under our at-the-market equity program, is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to fund additional investments, to fund debt maturities coming due starting in 2022 and beyond, or to strategically refinance any existing debt in order to reduce interest rates, we may need to access one or a combination of the following sources of capital:

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

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 3, 2021 are as follows (in thousands):

2021	$—
2022	603,200
2023	556,440
2024	1,112,403
2025	1,576,970
Thereafter	6,317,095
Total	$10,166,108

Contractual Commitments

We presented our contractual commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except for changes to our debt, there have been no other significant changes during the three months ended March 31, 2021.

The following table updates our contractual commitments schedule for these updates as of May 3, 2021 (in thousands):

	2021(1)	2022	2023	2024	2025	Thereafter	Total
2.500% Senior Unsecured Notes due 2026	$—	$17,389	$17,389	$17,389	$17,389	$712,939	$782,495
3.375% Senior Unsecured Notes due 2030	—	17,828	16,432	16,432	16,432	569,047	636,171
(1)	This column represents obligations post May 3, 2021.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2021:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2021, our outstanding debt totaled $10.0 billion, which consisted of fixed-rate debt of approximately $9.6 billion (after considering interest rate swaps in-place) and variable rate debt of $0.4 billion. If market interest rates increase by 1%, the fair value of our debt at March 31, 2021 would decrease by approximately $11.6 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.4 billion, the balance of such variable rate debt at March 31, 2021.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2021 operating results and on an annualized basis, a 5% change to the following exchange rates would have impacted our net income and FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact
British pound (£)	$5,930	$9,478
Euro (€)	125	2,048
Swiss franc (CHF)	488	1,448
Australian dollar (A$)	665	1,751
Colombian peso (COP)	537	537

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 9 “Contingencies” to the condensed consolidated financial statements is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

4.1

Seventeenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on March 29, 2021)

4.2

Form of 2026 Note (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on March 29, 2021)

4.3

Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC as initial paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on March 29, 2021)

4.4

Form of 2030 Note (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on March 29, 2021)

10.1*

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 15, 2021, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2021