Form 10-K/A
period 2020-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2021-06-09
CIK 1287865, 1524607

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

As of February 19, 2021, 580.0 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders held on May 26, 2021 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 to the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. is filed for the sole purpose of amending Item 15 of Part IV to include the consolidated financial statements of Steward Health Care System LLC (“Steward”), which were not available at the time the combined Annual Report on Form 10-K was initially filed. At December 31, 2020, our properties leased to Steward constituted more than 20% of our assets and these properties were leased to Steward under long-term, triple-net leases that transfer substantially all operating costs to Steward and Steward’s financial statements may thus be material to investors. The audited financial statements of Steward as of, and for the years then ended, December 31, 2020 and 2019 are attached to this report as Exhibit 99.1. These financial statements were provided to us by Steward, and Medical Properties Trust, Inc. did not participate in their preparation or review.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. were previously listed in and included with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 1, 2021.

The audited financial statements of Steward Health Care System LLC as of, and for the years then ended, December 31, 2020 and 2019 are attached as Exhibit 99.1 hereto.

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015
3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Eighth Supplemental Indenture to 2013 Indenture, dated as of August 19, 2015, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, Wilmington trust, N.A., as Trustee, Deutsche Bank Trust company Americas, as Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent.	8-K	001-32559	4.1	August 21, 2015
4.5	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.	8-K	001-32559	4.2	July 22, 2016

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
4.6	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.	8-K	001-32559	4.2	March 27, 2017
4.7	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.8	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.9	Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.2	December 11, 2019
4.10	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.11	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***	10-K	001-32559	10.2	March 1, 2019
10.3	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 26, 2019
10.4	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.5	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.6	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.7	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.8	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.9	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003***	S-11/A	333-119957	10.5	January 6, 2005
10.11	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.12	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***	8-K	001-32559	10.2	August 6, 2007
10.13	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***	8-K	001-32559	10.3	August 6, 2007

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.14	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.15	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.16	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006***	10-K	001-32559	10.61	March 14, 2008
10.17	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008***	10-K	001-32559	10.74	March 13, 2009
10.18	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009***	10-K	001-32559	10.75	March 13, 2009
10.19	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.20	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.21	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.22	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.23	Master Lease Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.	10-K	001-32559	10.33	March 1, 2017
10.24	Real Estate Loan Agreement by and among certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee.	10-K	001-32559	10.34	March 1, 2017
10.25	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-32559	10.35	March 1, 2017
10.26	IASIS Master Agreement, dated as of May 18, 2017, by and among Steward Health Care System LLC and subsidiaries of MPT Operating Partnership, L.P.	10-Q	001-32559	10.1	August 9, 2017
10.27	Real Property Asset Purchase Agreement, dated as of May 18, 2017, by and among IASIS Healthcare Corporation, as “IASIS”, and subsidiaries of IASIS, as the “Sellers”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	August 9, 2017
10.28	Amendment to Master Lease Agreement, dated as of December 31, 2016, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.3	August 9, 2017
10.29	Joinder and Amendment to Master Lease Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.4	August 9, 2017
10.30	Amendment to Real Estate Loan Agreement, dated as of May 1, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.5	August 9, 2017

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.31	Amendment to Master Lease Agreement, dated as of May 2, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.6	August 9, 2017
10.32	Joinder and Amendment to Master Lease Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.1	November 9, 2017
10.33	Joinder and Amendment to Real Estate Loan Agreement, dated as of September 29, 2017, by and among certain Affiliates of MPT Operating Partnership, L.P. and certain Affiliates of Steward Health Care System LLC.	10-Q	001-32559	10.2	November 9, 2017
10.34	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.35	Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.	10-Q	001-32559	10.1	August 9, 2019
10.36	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.37	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
21.1	Subsidiaries of Medical Properties Trust, Inc.	10-K	001-32559	21.1	March 1, 2021
23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-32559	23.1	March 1, 2021
23.2	Consent of PricewaterhouseCoopers LLP	10-K	001-32559	23.2	March 1, 2021
23.3*	Consent of KPMG LLP
23.4*	Consent of KPMG LLP
23.5*	Consent of Ernst and Young LLP
23.6*	Consent of Ernst and Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
32.2**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

99.1****	Consolidated Financial Statements of Steward Health Care System LLC as of December 31, 2020 and 2019
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (Formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
***	Management contract or compensatory plan or arrangement.
****

Since affiliates of Steward Health Care System LLC lease more than 20% of our total assets under triple net leases, the financial status of Steward may be considered relevant to investors. Steward’s most recently available audited consolidated financial statements (as of and for the years ended December 31, 2020 and 2019) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. We have not participated in the preparation of Steward’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Steward.

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

Date: June 9, 2021