Form 10-Q
period 2021-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2021-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2021, Medical Properties Trust, Inc. had 595.7 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2021 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,393,135	$12,078,927
Investment in financing leases	2,032,181	2,010,922
Mortgage loans	219,561	248,080
Gross investment in real estate assets	15,644,877	14,337,929
Accumulated depreciation and amortization	(977,963)	(833,529)
Net investment in real estate assets	14,666,914	13,504,400
Cash and cash equivalents	721,321	549,884
Interest and rent receivables	75,634	46,208
Straight-line rent receivables	602,083	490,462
Equity investments	1,176,862	1,123,623
Other loans	1,511,846	858,368
Other assets	331,495	256,069
Total Assets	$19,086,155	$16,829,014
Liabilities and Equity
Liabilities
Debt, net	$10,047,108	$8,865,458
Accounts payable and accrued expenses	652,698	438,750
Deferred revenue	21,186	36,177
Obligations to tenants and other lease liabilities	148,082	144,772
Total Liabilities	10,869,074	9,485,157
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 588,964 shares at June 30, 2021 and 541,419 shares at December 31, 2020	589	541
Additional paid-in capital	8,387,064	7,461,503
Distributions in excess of net income	(121,639)	(71,411)
Accumulated other comprehensive loss	(53,499)	(51,324)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	8,211,738	7,338,532
Non-controlling interests	5,343	5,325
Total Equity	8,217,081	7,343,857
Total Liabilities and Equity	$19,086,155	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Rent billed	$216,870	$173,557	$430,214	$345,324
Straight-line rent	55,465	21,151	110,338	52,572
Income from financing leases	50,337	52,489	101,231	104,925
Interest and other income	59,120	44,645	102,774	83,153
Total revenues	381,792	291,842	744,557	585,974
Expenses
Interest	92,305	80,376	179,277	161,275
Real estate depreciation and amortization	76,369	61,463	152,011	122,384
Property-related	18,684	7,869	24,137	13,281
General and administrative	34,545	32,018	70,618	65,403
Total expenses	221,903	181,726	426,043	362,343
Other income (expense)
Loss on sale of real estate	(1,387)	(3,101)	(398)	(1,776)
Real estate impairment charges	—	—	—	(19,006)
Earnings from equity interests	7,339	5,291	14,440	9,370
Debt refinancing and unutilized financing costs	(70)	—	(2,339)	(611)
Other (including mark-to-market adjustments on equity securities)	(771)	2,175	7,023	(11,960)
Total other income (expense)	5,111	4,365	18,726	(23,983)

Income before income tax	165,000	114,481	337,240	199,648
Income tax expense	(50,179)	(4,829)	(58,539)	(8,839)

Net income	114,821	109,652	278,701	190,809
Net income attributable to non-controlling interests	(256)	(184)	(353)	(349)
Net income attributable to MPT common stockholders	$114,565	$109,468	$278,348	$190,460

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.19	$0.21	$0.48	$0.36

Weighted average shares outstanding — basic	587,514	527,781	581,877	524,428
Weighted average shares outstanding — diluted	589,053	528,880	583,297	525,530

Dividends declared per common share	$0.28	$0.27	$0.56	$0.54

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$114,821	$109,652	$278,701	$190,809
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	4,207	(7,908)	19,711	(33,011)
Foreign currency translation gain (loss)	9,014	6,175	(21,886)	(17,097)
Total comprehensive income	128,042	107,919	276,526	140,701
Comprehensive income attributable to non-controlling interests	(256)	(184)	(353)	(349)
Comprehensive income attributable to MPT common stockholders	$127,786	$107,735	$276,173	$140,352

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510
Net income	—	—	—	—	—	109,468	—	—	184	109,652
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,908)	—	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	—	6,175
Stock vesting and amortization of stock-based compensation	—	—	189	1	12,191	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	—	—	6,017	6	108,099	—	—	—	—	108,105
Dividends declared ($0.27 per common share)	—	—	—	—	—	(143,264)	—	—	—	(143,264)
Balance at June 30, 2020	—	$—	528,641	$529	$7,200,203	$(19,771)	$(113,013)	$(777)	$106	$7,067,277

	Preferred		Common
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,419	$541	$7,461,503	$(71,411)	$(51,324)	$(777)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	15,504	—	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,109	$583	$8,252,966	$(71,071)	$(66,720)	$(777)	$5,229	$8,120,210
Net income	—	—	—	—	—	114,565	—	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4,207	—	—	4,207
Foreign currency translation gain	—	—	—	—	—	—	9,014	—	—	9,014
Stock vesting and amortization of stock-based compensation	—	—	176	—	12,771	—	—	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	—	—	5,679	6	121,327	—	—	—	—	121,333
Dividends declared ($0.28 per common share)	—	—	—	—	—	(165,133)	—	—	—	(165,133)
Balance at June 30, 2021	—	$—	588,964	$589	$8,387,064	$(121,639)	$(53,499)	$(777)	$5,343	$8,217,081

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$278,701	$190,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,675	128,215
Amortization of deferred financing costs and debt discount	7,692	6,438
Straight-line rent revenue and other	(131,291)	(96,730)
Share-based compensation	25,035	22,228
Loss from sale of real estate	398	1,776
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(5,251)	25,832
Debt refinancing and unutilized financing costs	2,339	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Tax rate and other changes	42,746	1,126
Other adjustments	10,276	9,307
Changes in:
Interest and rent receivables	(24,999)	186
Accounts payable and accrued expenses	19,320	12,216
Deferred revenue	(17,383)	3,066
Net cash provided by operating activities	365,258	289,066
Investing activities
Cash paid for acquisitions and other related investments	(3,062,029)	(2,226,302)
Net proceeds from sale of real estate	25,186	78,764
Principal received on loans receivable	1,206,699	—
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(143,681)	(95,864)
Net cash used for investing activities	(1,962,825)	(2,180,280)
Financing activities
Proceeds from term debt, net of discount	1,839,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	42,323	—
Dividends paid	(311,109)	(279,741)
Lease deposits and other obligations to tenants	322	5,001
Proceeds from sale of common shares, net of offering costs	900,574	169,787
Payment of debt refinancing, deferred financing costs, and other financing activities	(23,489)	(7,005)
Net cash provided by financing activities	1,758,906	803,992
Increase (decrease) in cash, cash equivalents, and restricted cash for period	161,339	(1,087,222)
Effect of exchange rate changes	6,173	155
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$723,881	$380,924
Interest paid	$160,985	$147,502
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$165,133	$143,264
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$721,321	$374,962
Restricted cash, included in Other assets	2,560	5,962
	$723,881	$380,924

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,393,135	$12,078,927
Investment in financing leases	2,032,181	2,010,922
Mortgage loans	219,561	248,080
Gross investment in real estate assets	15,644,877	14,337,929
Accumulated depreciation and amortization	(977,963)	(833,529)
Net investment in real estate assets	14,666,914	13,504,400
Cash and cash equivalents	721,321	549,884
Interest and rent receivables	75,634	46,208
Straight-line rent receivables	602,083	490,462
Equity investments	1,176,862	1,123,623
Other loans	1,511,846	858,368
Other assets	331,495	256,069
Total Assets	$19,086,155	$16,829,014
Liabilities and Capital
Liabilities
Debt, net	$10,047,108	$8,865,458
Accounts payable and accrued expenses	487,175	290,757
Deferred revenue	21,186	36,177
Obligations to tenants and other lease liabilities	148,082	144,772
Payable due to Medical Properties Trust, Inc.	165,133	147,603
Total Liabilities	10,868,684	9,484,767
Capital
General Partner — issued and outstanding — 5,890 units at June 30, 2021 and 5,414 units at December 31, 2020	82,732	73,977
Limited Partners — issued and outstanding — 583,074 units at June 30, 2021 and 536,005 units at December 31, 2020	8,182,895	7,316,269
Accumulated other comprehensive loss	(53,499)	(51,324)
Total MPT Operating Partnership, L.P. capital	8,212,128	7,338,922
Non-controlling interests	5,343	5,325
Total Capital	8,217,471	7,344,247
Total Liabilities and Capital	$19,086,155	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2021	2020	2021	2020
Revenues
Rent billed	$216,870	$173,557	$430,214	$345,324
Straight-line rent	55,465	21,151	110,338	52,572
Income from financing leases	50,337	52,489	101,231	104,925
Interest and other income	59,120	44,645	102,774	83,153
Total revenues	381,792	291,842	744,557	585,974
Expenses
Interest	92,305	80,376	179,277	161,275
Real estate depreciation and amortization	76,369	61,463	152,011	122,384
Property-related	18,684	7,869	24,137	13,281
General and administrative	34,545	32,018	70,618	65,403
Total expenses	221,903	181,726	426,043	362,343
Other income (expense)
Loss on sale of real estate	(1,387)	(3,101)	(398)	(1,776)
Real estate impairment charges	—	—	—	(19,006)
Earnings from equity interests	7,339	5,291	14,440	9,370
Debt refinancing and unutilized financing costs	(70)	—	(2,339)	(611)
Other (including mark-to-market adjustments on equity securities)	(771)	2,175	7,023	(11,960)
Total other income (expense)	5,111	4,365	18,726	(23,983)

Income before income tax	165,000	114,481	337,240	199,648
Income tax expense	(50,179)	(4,829)	(58,539)	(8,839)

Net income	114,821	109,652	278,701	190,809
Net income attributable to non-controlling interests	(256)	(184)	(353)	(349)
Net income attributable to MPT Operating Partnership partners	$114,565	$109,468	$278,348	$190,460

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.19	$0.21	$0.48	$0.36

Weighted average units outstanding — basic	587,514	527,781	581,877	524,428
Weighted average units outstanding — diluted	589,053	528,880	583,297	525,530

Dividends declared per unit	$0.28	$0.27	$0.56	$0.54

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$114,821	$109,652	$278,701	$190,809
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	4,207	(7,908)	19,711	(33,011)
Foreign currency translation gain (loss)	9,014	6,175	(21,886)	(17,097)
Total comprehensive income	128,042	107,919	276,526	140,701
Comprehensive income attributable to non-controlling interests	(256)	(184)	(353)	(349)
Comprehensive income attributable to MPT Operating Partnership partners	$127,786	$107,735	$276,173	$140,352

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900
Net income	—	1,095	—	108,373	—	—	—	184	109,652
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,908)	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	6,175
Unit vesting and amortization of unit-based compensation	2	122	187	12,070	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	60	1,081	5,957	107,024	—	—	—	—	108,105
Distributions declared ($0.27 per unit)	—	(1,433)	—	(141,831)	—	—	—	—	(143,264)
Balance at June 30, 2020	5,287	$71,831	523,354	$7,108,743	232	$—	$(113,013)	$106	$7,067,667

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	536,005	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,279	$8,100,195	$(66,720)	$5,229	$8,120,600
Net income	—	1,146	—	113,419	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	9,014	—	9,014
Unit vesting and amortization of unit-based compensation	2	128	174	12,643	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	58	1,213	5,621	120,120	—	—	121,333
Distributions declared ($0.28 per unit)	—	(1,651)	—	(163,482)	—	—	(165,133)
Balance at June 30, 2021	5,890	$82,732	583,074	$8,182,895	$(53,499)	$5,343	$8,217,471

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$278,701	$190,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,675	128,215
Amortization of deferred financing costs and debt discount	7,692	6,438
Straight-line rent revenue and other	(131,291)	(96,730)
Unit-based compensation	25,035	22,228
Loss from sale of real estate	398	1,776
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(5,251)	25,832
Debt refinancing and unutilized financing costs	2,339	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Tax rate and other changes	42,746	1,126
Other adjustments	10,276	9,307
Changes in:
Interest and rent receivables	(24,999)	186
Accounts payable and accrued expenses	19,320	12,216
Deferred revenue	(17,383)	3,066
Net cash provided by operating activities	365,258	289,066
Investing activities
Cash paid for acquisitions and other related investments	(3,062,029)	(2,226,302)
Net proceeds from sale of real estate	25,186	78,764
Principal received on loans receivable	1,206,699	—
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(143,681)	(95,864)
Net cash used for investing activities	(1,962,825)	(2,180,280)
Financing activities
Proceeds from term debt, net of discount	1,839,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	42,323	—
Distributions paid	(311,109)	(279,741)
Lease deposits and other obligations to tenants	322	5,001
Proceeds from sale of units, net of offering costs	900,574	169,787
Payment of debt refinancing, deferred financing costs, and other financing activities	(23,489)	(7,005)
Net cash provided by financing activities	1,758,906	803,992
Increase (decrease) in cash, cash equivalents, and restricted cash for period	161,339	(1,087,222)
Effect of exchange rate changes	6,173	155
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$723,881	$380,924
Interest paid	$160,985	$147,502
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$165,133	$143,264
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$721,321	$374,962
Restricted cash, included in Other assets	2,560	5,962
	$723,881	$380,924

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P., (the “Operating Partnership”) through which we conduct all of our operations, was formed in September 2003. At present, we own all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2021, we have investments in 419 facilities in 32 states in the U.S., in six countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Although COVID-19 vaccines continue to roll out worldwide and hospitals around the world have generally returned to their normal operations, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 and related variants cannot be predicted with 100% confidence. This makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the potential impact of COVID-19. Actual results may ultimately differ from our estimates.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these significant accounting policies other than the following:

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to LIBOR or other reference rates expected to be discontinued. We expect our British pound sterling term loan and corresponding interest rate swap to be modified with a replacement reference rate during the second half of 2021, and we expect to account for such modifications using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are continuing to evaluate the need to modify our U.S. dollar LIBOR contracts, such as our unsecured credit facility, but the requirement to replace the U.S. dollar LIBOR has been extended to June 30, 2023. Moreover, we do not expect any impact to our Australian dollar term loan and corresponding interest rate swap, as these contracts are not referenced to rates that are expected to be discontinued.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At June 30, 2021, we had loans and/or equity investments in certain variable interest entities approximating $350 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2021	2020

Land and land improvements	$345,039	$265,991
Buildings	825,322	1,608,771
Intangible lease assets — subject to amortization (weighted-average useful life of 45.0 years for 2021 and 30.8 years for 2020)	96,455	231,774
Equity investments	108,710	—
Mortgage loans	1,090,400	47,641
Other loans and assets	736,936	206,328
Liabilities assumed	(65,411)	(134,203)
Total assets acquired	3,137,451	2,226,302
Loans repaid(1)	(1,090,400)	—
Total net assets acquired	$2,047,051	$2,226,302

(1)

The 2021 column includes an £800 million mortgage loan advanced to the Priory Group (“Priory”) in the first quarter of 2021 and converted to fee simple ownership of 35 properties in the second quarter of 2021 as described below.

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets in the United Kingdom. On June 25, 2021, we completed the second phase of the transaction in which we converted this mortgage loan to fee simple ownership in a portfolio of 35 select real estate assets from Priory (now owned by Waterland Private Equity Fund VII C.V. (“Waterland VII”)) in individual sale-and-leaseback transactions. The applicable purchase price for the asset was paid by us by proportionally converting and reducing the principal balance of the interim mortgage loan we made to Waterland VII in phase one. Therefore, the net aggregate purchase price for the real estate assets we acquired from Priory was approximately £800 million, plus customary stamp duty, tax, and other transaction costs. As part of the real estate acquisition (for which some of the assets were acquired by the share purchase of real estate holding entities), we incurred deferred income tax liabilities of approximately £47.1 million.

In addition to the real estate investment, on January 19, 2021, we made a 364-day, £250 million acquisition loan to Waterland VII, in connection with the closing of Waterland VII’s acquisition of Priory.

Finally, we also acquired a 9.9% passive equity interest in the Waterland VII affiliate that indirectly owns Priory for a nominal amount.

We funded this total investment using £500 million from a new $900 million interim credit facility as described in Note 4, £350 million from our revolving facility, and the remainder from cash on-hand.

Other

On April 16, 2021, we made a CHF 145 million investment in Swiss Medical Network, our tenant via our Infracore SA (“Infracore”) equity investment.

On January 8, 2021, we made a $335 million loan to affiliates of Steward Health Care System LLC (“Steward”), which was used to redeem a similarly sized convertible loan from Steward’s former private equity sponsor.

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”). In a related transaction, affiliates of Circle Health Ltd. (“Circle”) entered into definitive agreements to acquire BMI and assume its operations in the United Kingdom subject to customary regulatory conditions. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Once final regulatory approval was received in the 2020 second quarter, these 30 leases with Circle were amended (effective June 16, 2020) to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other

On June 24, 2020, we originated a CHF 45 million secured loan to Infracore, which was paid in full on December 2, 2020.

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

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2021	Estimated Rent Commencement Date
Ernest (Bakersfield, California)	$47,929	$33,034	4Q 2021
Ernest (Stockton, California)	47,700	19,509	2Q 2022
	$95,629	$52,543

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

Disposals

2021 Activity

During the first half of 2021, we completed the sale of five facilities and an ancillary property for approximately $25 million, resulting in a net loss on real estate of approximately $0.4 million.

2020 Activity

During the first half of 2020, we completed the disposition of five facilities and four ancillary properties for approximately $79 million. The transactions resulted in a net loss on real estate of $1.8 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of at least 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Approximately 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual rent escalations (typically at least 2.0%). Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $230 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

At June 30, 2021, leases on 13 Ernest Health, Inc. (“Ernest”) facilities and five Prime Healthcare Services, Inc. (“Prime”) facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Minimum lease payments receivable	$1,206,411	$1,228,966
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(943,865)	(969,061)
Net investment in direct financing leases	466,364	463,723
Other financing leases (net of allowance for credit loss)	1,565,817	1,547,199
Total investment in financing leases	$2,032,181	$2,010,922

COVID-19 Rent Deferrals

In the first six months of 2021, we collected $1.6 million of rent previously deferred due to the COVID-19 pandemic. Pursuant to our agreements with certain tenants, we expect the remaining outstanding deferred rent balance of approximately $9.8 million as of June 30, 2021, to be paid over specified periods in the future, with interest.

Adeptus Health

As discussed in previous filings, our original real estate portfolio of approximately 60 properties leased to Adeptus Health, Inc. (“Adeptus”) has gone through significant changes starting with Adeptus filing for Chapter 11 bankruptcy in 2017. During 2020, we transitioned the remaining facilities away from Adeptus, which resulted in impairment charges including approximately $9.9 million in the first half of 2020, along with a charge to writeoff straight-line rent and other receivables, partially offset by a draw on a $9.1 million letter of credit. However, these transition measures have also provided for new tenant relationships being formed with strong credit worthy operators like Ochsner Health System, Dignity Health, UC Health, and HCA Healthcare, that are now leasing approximately 40 of these transitional facilities under long-term leases. At June 30, 2021, 13 of these transitional properties, representing less than 1% of our total assets, remain vacant, and each of these properties are in various stages of being re-leased or sold. At June 30, 2021, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities to and had a mortgage loan on a fifth property (Olympia Medical Center) with Alecto Healthcare Services LLC (“Alecto”). During the first quarter of 2020, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge. In addition, we re-leased one acute care facility to West Virginia University and sold another facility in 2020. In the first quarter of 2021, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $51 million from this sale were used to pay off the mortgage and working capital loans in full, with the remaining proceeds used to recover certain previously reserved past due amounts. At June 30, 2021, we continue to lease one acute care facility to Alecto representing less than 0.1% of our total assets.

Loans

The following is a summary of our loans (net of allowance for credit loss) (in thousands):

	As of June 30, 2021	As of December 31, 2020
Mortgage loans	$219,561	$248,080
Acquisition loans	688,106	338,273
Other loans	823,740	520,095
Total	$1,731,407	$1,106,448

The increase in acquisition loans relates to the £250 million loan funded in connection with the Priory Group Transaction (as more fully described above in Note 3).

Other loans consist of loans to our tenants for working capital and other purposes and include our shareholder loan made to the joint venture with Primotop Holdings S.à.r.l. (“Primotop”) in the amount of €297 million. The increase in other loans is primarily related to the $335 million loan to affiliates of Steward (as more fully described above in this Note 3), partially offset by the repayment of $75 million in other loans from Prime.

Other Investment Activities

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first quarter of 2021, which was accounted for as a return of capital.

Pursuant to our 4.9% stake in Aevis Victoria SA (“Aevis”), we recorded a $1.9 million favorable non-cash fair value adjustment to mark our investment in Aevis stock to market during the first six months of 2021; whereas, this was a $6.8 million unfavorable non-cash fair value adjustment for the same period of 2020.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At June 30, 2021, our largest single property represented approximately 3% of our total assets, similar to December 31, 2020.
2)

Operator concentration – For the three and six months ended June 30, 2021, revenue from Steward, Circle, and Prospect, individually, represented more than 10% of our total revenues. In comparison, Steward, Prospect, Circle, and Prime, individually, represented more than 10% of our total revenues for the three and six months ended June 30, 2020.

3)

Geographic concentration – At June 30, 2021, investments in the U.S., Europe, Australia, and South America represented approximately 61%, 34%, 4%, and 1%, respectively, of our total assets, compared to 65%, 28%, 6%, and 1%, respectively, at December 31, 2020.

4)

Facility type concentration – For the three and six months ended June 30, 2021 and 2020, approximately 80% of our revenues were generated from our general acute care facilities, while revenues from our rehabilitation facilities approximated 10% for each period. Revenues from our behavioral health, freestanding ER/urgent care, and long-term acute care facilities combined to make up less than 10% of our revenues for all periods presented.

4. Debt

The following is a summary of debt (amounts in thousands):

	As of June 30, 2021	As of December 31, 2020
Revolving credit facility(A)	$212,997	$165,407
Term loan	200,000	200,000
British pound sterling term loan(B)	968,170	956,900
Australian term loan facility(B)	899,760	923,280
4.000% Senior Unsecured Notes due 2022(B)	592,900	610,800
2.550% Senior Unsecured Notes due 2023(B)	553,240	546,800
3.325% Senior Unsecured Notes due 2025(B)	592,900	610,800
2.500% Senior Unsecured Notes due 2026(B)	691,550	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	829,860	820,200
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	484,085	—
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,125,462	$8,934,187
Debt issue costs and discount, net	(78,354)	(68,729)
	$10,047,108	$8,865,458

(A)	Includes £154 million and £121 million of GBP-denominated borrowings that reflect the exchange rate at June 30, 2021 and December 31, 2020, respectively.
(B)	Non-U.S. dollar denominated debt reflects the exchange rate at June 30, 2021 and December 31, 2020.

As of June 30, 2021, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2021	$—
2022	592,900
2023	553,240
2024	1,112,757
2025	1,561,070
Thereafter	6,305,495
Total	$10,125,462

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

2020 Activity

British Pound Sterling Term Loan

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan to help finance the Circle Transaction as described in Note 3.

Debt Refinancing and Unutilized Financing Costs

With the amendment of our Credit Facility and the termination of our $900 million interim credit facility, we incurred approximately $2.3 million of debt refinancing costs in the first half of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2021, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2021, we were in compliance with all such financial and operating covenants.

5. Income Taxes

During the 2021 second quarter, the United Kingdom enacted an increase in its corporate income tax rates from 19% to 25% effective April 1, 2023, which resulted in a one-time adjustment to our net deferred tax liabilities of approximately $43 million.

6. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 8.8 million shares of common stock under our at-the-market equity offering program during the first half of 2021, resulting in net proceeds of approximately $189.0 million; while in the first half of 2020, we sold 8.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $170 million.

As of August 2, 2021, we sold an additional 6.5 million shares of common stock under our at-the-market equity offering program subsequent to quarter-end, resulting in net proceeds of approximately $131.1 million.

MPT Operating Partnership, L.P.

At June 30, 2021, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership. During the six months ended June 30, 2021 and 2020, the Operating Partnership issued approximately 45.6 million and 8.6 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same periods.

7. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 5.7 million shares remain available for future stock awards as of June 30, 2021. Share-based compensation expense totaled $25.0 million and $22.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2021		As of December 31, 2020
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$75,634	$74,795	$46,208	$45,381
Loans(1)	1,384,235	1,384,382	751,341	756,608
Debt, net	(10,047,108)	(10,379,526)	(8,865,458)	(9,226,564)
(1)	Excludes the $205 million acquisition loan made in May 2020 to our international joint venture and the related investment in the real estate of three hospitals in Colombia.

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

At June 30, 2021 and December 31, 2020, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2021		As of December 31, 2020
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$124,701	$124,701	$136,332	$136,332	Mortgage loans
Equity investment and other loans	222,471	222,471	218,775	218,775	Equity investments/Other loans

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020
Numerator:
Net income	$114,821	$109,652
Non-controlling interests’ share in net income	(256)	(184)
Participating securities’ share in earnings	(390)	(487)
Net income, less participating securities’ share in earnings	$114,175	$108,981
Denominator:
Basic weighted-average common shares	587,514	527,781
Dilutive potential common shares	1,539	1,099
Diluted weighted-average common shares	589,053	528,880

	For the Six Months Ended June 30,
	2021	2020
Numerator:
Net income	$278,701	$190,809
Non-controlling interests’ share in net income	(353)	(349)
Participating securities’ share in earnings	(760)	(951)
Net income, less participating securities’ share in earnings	$277,588	$189,509
Denominator:
Basic weighted-average common shares	581,877	524,428
Dilutive potential common shares	1,420	1,102
Diluted weighted-average common shares	583,297	525,530

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020
Numerator:
Net income	$114,821	$109,652
Non-controlling interests’ share in net income	(256)	(184)
Participating securities’ share in earnings	(390)	(487)
Net income, less participating securities’ share in earnings	$114,175	$108,981
Denominator:
Basic weighted-average units	587,514	527,781
Dilutive potential units	1,539	1,099
Diluted weighted-average units	589,053	528,880

	For the Six Months Ended June 30,
	2021	2020
Numerator:
Net income	$278,701	$190,809
Non-controlling interests’ share in net income	(353)	(349)
Participating securities’ share in earnings	(760)	(951)
Net income, less participating securities’ share in earnings	$277,588	$189,509
Denominator:
Basic weighted-average units	581,877	524,428
Dilutive potential units	1,420	1,102
Diluted weighted-average units	583,297	525,530

10. Commitments and Contingencies

Commitments

On June 14, 2021, we entered into definitive agreements to acquire 18 inpatient behavioral health facilities and an interest in the operations of Springstone, LLC for total consideration of $950 million. This transaction is expected to close in the second half of 2021.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

11. Subsequent Events

Subsequent to June 30, 2021, we completed the disposition of four facilities for approximately $42 million. The transactions resulted in a net gain on real estate of approximately $8 million. We also received approximately $17 million in loan principal repayments subsequent to June 30, 2021.

In July 2021, we acquired an acute care hospital in Stirling, Scotland for £15.6 million. This hospital is leased to Circle pursuant to a long-term lease with annual inflation-based escalators. In the same month, we also acquired four acute care hospitals and two on-campus medical office buildings in Los Angeles, California for $215 million. These hospitals are leased to Pipeline Health Systems pursuant to a long-term lease with annual inflation-based escalators.

On July 27, 2021, we entered into a $1 billion interim credit facility with Barclays Bank PLC as administrative agent (“July Interim Credit Facility”), and several lenders from time-to-time are parties thereto. This facility matures on July 28, 2022 and bears interest at a variable rate.

On August 1, 2021, we completed the acquisition of five general acute care hospitals located in South Florida to be operated by Steward for approximately $900 million. We funded this acquisition with cash on-hand and $650 million of borrowings from the July Interim Credit Facility.

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

As the economy continues to recover from the downturn caused by COVID-19 and vaccines continue to roll out, we expect to receive substantially all rent and interest payments in the future, and we are collecting rent, as expected, that we previously deferred in 2020, with interest. However, no assurances can be made that if the pandemic continues for an extended period of time that our rent and interest payments will not be delayed into the future until our tenants can recover.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

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

•

the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transactions disclosed in Note 10) that have not closed as of the date hereof may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we enter into will take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a REIT for income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;

•	changes in federal, state, or local tax laws in the U.S., Europe, Australia, South America, or other jurisdictions in which we may own healthcare facilities or transact business; and
•	healthcare and other regulatory requirements of the U.S., Europe, Australia, South America, and other foreign countries.

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions (such as the impact of the COVID-19 pandemic) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provide us with early indications of conditions that could affect the level of risk in our portfolio.

Key factors that we consider in underwriting prospective tenants and in our ongoing monitoring of our tenants’ (and guarantors’) performance include the following:

•	admission levels and surgery/procedure/diagnosis volumes by type;
•	the current, historical, and prospective operating profit (measured by earnings before interest, taxes, depreciation, amortization, and facility rent) of each tenant or borrower and at each facility;
•	the ratio of our tenants’ or borrowers’ operating profit both to facility rent and to facility rent plus other fixed costs, including debt costs;
•

changes in sources of our tenants’ or borrowers’ revenue, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., pension funds in Germany, and National Health Services in the United Kingdom) and private payors (including commercial insurance and private pay patients);

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

•	changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ or borrowers’ profitability and our revenues;
•	competition from other financing sources; and
•	the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES

Refer to our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, and our accounting policy on consolidation. During the six months ended June 30, 2021, there were no material changes to these policies.

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

At June 30, 2021, our portfolio consisted of 419 properties leased or loaned to 51 operators, of which two are under development and five are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage loans, as well as any loans made to and equity investments in our tenants are considered a single reportable segment. At June 30, 2021, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2021	% of Total	As of December 31, 2020	% of Total
Real estate assets - at cost	$15,644,877	82.0%	$14,337,929	85.2%
Accumulated real estate depreciation and amortization	(977,963)	-5.1%	(833,529)	-5.0%
Cash and cash equivalents	721,321	3.8%	549,884	3.3%
Equity investments	1,176,862	6.2%	1,123,623	6.7%
Other loans	1,511,846	7.9%	858,368	5.1%
Other	1,009,212	5.2%	792,739	4.7%
Total assets	$19,086,155	100.0%	$16,829,014	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of June 30, 2021 as compared to December 31, 2020 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of June 30, 2021		As of December 31, 2020
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Massachusetts market	$1,472,044	6.6%	$1,500,915	7.3%
Utah market	1,264,280	5.7%	1,260,147	6.2%
Florida market	1,123,154	5.0%	215,105	1.1%
Texas/Arkansas/Louisiana market	1,051,245	4.7%	1,045,982	5.1%
Arizona market	332,083	1.5%	332,239	1.6%
Ohio/Pennsylvania market	137,784	0.6%	151,785	0.7%
Circle	2,532,581	11.4%	2,520,019	12.3%
Prospect	1,615,047	7.2%	1,597,950	7.8%
Priory	1,294,150	5.8%	1,566,087	7.7%
Swiss Medical Network	1,279,322	5.8%	1,177,520	5.8%
Other operators	9,197,262	41.2%	8,269,093	40.5%
Other assets	1,009,212	4.5%	792,739	3.9%
Total	$22,308,164	100.0%	$20,429,581	100.0%

Total Pro Forma Gross Assets by U.S. State and Country

	As of June 30, 2021		As of December 31, 2020
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$2,155,774	9.7%	$1,923,440	9.4%
California	1,653,698	7.4%	1,382,663	6.8%
Massachusetts	1,477,444	6.6%	1,506,315	7.4%
Utah	1,299,594	5.8%	1,295,329	6.4%
Florida	1,148,964	5.2%	240,915	1.2%
All other states	5,049,058	22.6%	4,607,471	22.5%
Other domestic assets	837,244	3.7%	680,678	3.3%
Total U.S.	$13,621,776	61.0%	$11,636,811	57.0%
United Kingdom	$4,422,810	19.8%	$4,636,634	22.7%
Germany	1,321,833	5.9%	1,361,019	6.6%
Switzerland	1,279,322	5.7%	1,177,520	5.7%
Australia	972,458	4.4%	997,878	4.9%
Spain	214,408	1.0%	221,134	1.1%
All other countries	303,589	1.4%	286,524	1.4%
Other international assets	171,968	0.8%	112,061	0.6%
Total international	$8,686,388	39.0%	$8,792,770	43.0%
Grand total	$22,308,164	100.0%	$20,429,581	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total pro forma gross assets as of June 30, 2021.

On an adjusted revenue basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended June 30, 2021 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenue by Operator

	For the Three Months Ended June 30,
	2021		2020
Operators	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Steward
Massachusetts market	$37,903	9.1%	$35,016	11.0%
Utah market	32,693	7.9%	21,986	6.9%
Texas/Arkansas/Louisiana market	25,240	6.1%	19,075	6.0%
Arizona market	8,532	2.0%	8,338	2.7%
Florida market	6,211	1.5%	3,981	1.3%
Ohio/Pennsylvania market	3,799	0.9%	125	—
Circle	53,584	12.9%	35,688	11.2%
Prospect	41,197	9.9%	38,584	12.2%
Prime	29,541	7.1%	32,219	10.1%
Median Kliniken S.á.r.l.	24,158	5.8%	21,711	6.8%
Other operators	152,572	36.8%	101,074	31.8%
Total	$415,430	100.0%	$317,797	100.0%

Total Adjusted Revenue by U.S. State and Country

	For the Three Months Ended June 30,
	2021		2020
U.S. States and Other Countries	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
Texas	$41,868	10.1%	$22,243	7.0%
California	38,305	9.2%	35,393	11.2%
Massachusetts	38,062	9.2%	35,173	11.1%
Utah	33,701	8.1%	22,957	7.2%
Pennsylvania	20,871	5.0%	16,937	5.3%
All other states	97,461	23.5%	94,687	29.8%
Total U.S.	$270,268	65.1%	$227,390	71.6%
United Kingdom	$82,430	19.8%	$42,016	13.2%
Germany	26,271	6.3%	23,641	7.4%
All other countries	36,461	8.8%	24,750	7.8%
Total international	$145,162	34.9%	$90,407	28.4%
Grand total	$415,430	100.0%	$317,797	100.0%

Total Adjusted Revenue by Facility Type

	For the Three Months Ended June 30,
	2021		2020
Facility Types	Total Adjusted Revenue	Percentage of Total Adjusted Revenue	Total Adjusted Revenue	Percentage of Total Adjusted Revenue
General acute care hospitals	$330,603	79.6%	$263,594	82.9%
Inpatient rehabilitation hospitals	45,711	11.0%	40,664	12.8%
Behavioral health facilities	25,155	6.0%	4,378	1.4%
Long-term acute care hospitals	8,302	2.0%	8,554	2.7%
Freestanding ER/urgent care facilities	5,659	1.4%	607	0.2%
Total	$415,430	100.0%	$317,797	100.0%

Results of Operations

Three Months Ended June 30, 2021 Compared to June 30, 2020

Net income for the three months ended June 30, 2021, was $114.6 million ($0.19 per diluted share), compared to $109.5 million ($0.21 per diluted share) for the three months ended June 30, 2020. This 5% increase in net income is primarily due to incremental revenue from new investments made in 2020 and the first half of 2021, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense, general and administrative costs and income taxes due to the growth of the company, including approximately $43 million of higher income tax expense related to the increase in corporate tax rates in the United Kingdom. In addition, our return on our equity investments were greater in the 2021 second quarter compared to the prior year. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $250.5 million for the 2021 second quarter, or $0.43 per diluted share, as compared to $199.6 million, or $0.38 per diluted share, for the 2020 second quarter. Similar to net income, this 26% increase in Normalized FFO is primarily due to incremental revenue from new investments in 2020 and the first half of 2021.

A comparison of revenues for the three month periods ended June 30, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021	% of Total	2020	% of Total	Year over Year Change
Rent billed	$216,870	56.8%	$173,557	59.5%	25.0%
Straight-line rent	55,465	14.5%	21,151	7.2%	162.2%
Income from financing leases	50,337	13.2%	52,489	18.0%	-4.1%
Interest and other income	59,120	15.5%	44,645	15.3%	32.4%
Total revenues	$381,792	100.0%	$291,842	100.0%	30.8%

Our total revenue for the 2021 second quarter is up $90.0 million, or 31%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $77.6 million over the prior year of which approximately $36.6 million is incremental revenue from acquisitions made in 2020 and 2021 (including $24.8 million from the two Steward properties in Utah that were acquired from proceeds of the mortgage loan conversions in the third quarter of 2020), $17.0 million is from straight-line rent write-offs in the second quarter of 2020 on Adeptus facilities vacated (as described in Note 3 to condensed consolidated financial statements) and one Steward facility sold in the second quarter of 2020, $8.9 million is due to the Circle lease amendment in the second quarter of 2020 (as described in Note 3 to condensed consolidated financial statements), $6.6 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $2.8 million is from capital additions in 2021, $2.8 million is from the commencement of rent on three development properties, and approximately $7.9 million is from favorable foreign currency fluctuations. This increase is partially offset by lower revenues from disposals and properties vacated since the 2020 second quarter.

•

Income from financing leases – down $2.2 million due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest mortgage loans to fee simple asset ownership.

•	Interest and other income – up $14.5 million from the prior year due to the following:
o

Interest from loans – up $4.2 million over the prior year due to $31.0 million of incremental revenue earned on loan investments in 2020 and the first half of 2021, including $19.3 million earned on the two loans made to Priory in 2021 and $5.0 million from the loans made to the international joint venture and for the three Colombia properties in 2020, along with $0.4 million of favorable foreign currency fluctuations. This increase is partially offset by $14.7 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $3.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $9.2 million related to the repayment of Prime loans in the fourth quarter of 2020.

o	Other income – up $10.3 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for the quarters ended June 30, 2021 and 2020 totaled $92.3 million and $80.4 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2021. Our weighted-average interest rate was 3.5% for the three months ended June 30, 2021, as compared to 3.9% in the same period in 2020.

Real estate depreciation and amortization during the second quarter of 2021 increased to $76.4 million from $61.5 million in 2020 due to new investments made after June 30, 2020.

Property-related expenses totaled $18.7 million and $7.9 million for the quarters ended June 30, 2021 and 2020, respectively. Approximately $15.5 million and $5.2 million represent costs that were reimbursed by our tenants and included in “Interest and other income” line on our condensed consolidated statements of net income for the quarters ended June 30, 2021 and 2020, respectively.

As a percentage of revenue, general and administrative expenses represent 9.0% for the 2021 second quarter, which is lower than 11.0% in the prior year. On a dollar basis, general and administrative expenses totaled $34.5 million for the 2021 second quarter, which is a $2.5 million increase from the prior year second quarter and reflective of the growth of the company, in particular our continued international expansion.

During the three months ended June 30, 2021, we disposed of four facilities resulting in a net loss of $1.4 million. During the three months ended June 30, 2020, we disposed of three facilities and two ancillary properties resulting in a net loss of $3.1 million.

Earnings from equity interests was $7.3 million for the quarter ended June 30, 2021, up $2.0 million from the same period in 2020, primarily due to more income generated on our equity investment in Infracore, which we increased during the 2020 fourth quarter.

In the second quarter of 2021, we recorded an unfavorable non-cash fair value adjustment of $2.1 million to mark our investment in Aevis Victoria SA stock to market. We acquired this stock as part of our overall Switzerland investment in May 2019. This adjustment (reflected in the “Other” line of our condensed consolidated statements of net income) was a $3.6 million favorable adjustment in the second quarter of 2020.

Income tax expense includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $50.2 million income tax expense for the three months ended June 30, 2021 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, including a one-time adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25% in the second quarter of 2021. In comparison, we incurred a $4.8 million income tax expense in the second quarter of 2020, primarily from income generated by our investments in the United Kingdom and Australia. Excluding the one-time adjustment for the increase in United Kingdom tax rates, the increase in income tax expense is primarily related to more foreign taxable income generated from investments made in 2020 and early 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $47 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

Six Months Ended June 30, 2021 Compared to June 30, 2020

Net income for the six months ended June 30, 2021, was $278.3 million ($0.48 per diluted share), compared to $190.5 million ($0.36 per diluted share) for the six months ended June 30, 2020. This 46% increase in net income is primarily due to incremental revenue from new investments made in 2020 and the first half of 2021, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense, general and administrative costs and income taxes due to the growth of the company, including approximately $43 million of higher income tax expense related to the increase in corporate tax rates in the United Kingdom. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $494.5 million for the first six months of 2021, or $0.85 per diluted share, as compared to $390.8 million, or $0.74 per diluted share, for the first six months of 2020. Similar to net income, this 27% increase in Normalized FFO is primarily due to incremental revenue from new investments in 2020 and the first half of 2021.

A comparison of revenues for the six month periods ended June 30, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021	% of Total	2020	% of Total	Year over Year Change
Rent billed	$430,214	57.8%	$345,324	58.9%	24.6%
Straight-line rent	110,338	14.8%	52,572	9.0%	109.9%
Income from financing leases	101,231	13.6%	104,925	17.9%	-3.5%
Interest and other income	102,774	13.8%	83,153	14.2%	23.6%
Total revenues	$744,557	100.0%	$585,974	100.0%	27.1%

Our total revenue for the first six months of 2021 is up $158.6 million, or 27%, from the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $142.7 million over the prior year of which approximately $65.8 million is incremental revenue from acquisitions made in 2020 and 2021 (including $49.5 million from the two Steward properties in Utah that were acquired from proceeds of the mortgage loan conversions in the third quarter of 2020), $22.5 million is from straight-line rent write-offs in 2020, $19.3 million is due to the Circle lease amendment in the second quarter of 2020, (as described in Note 3), $12.7 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $4.5 million is from capital additions in 2021, $6.4 million is from the commencement of rent on three development properties, and approximately $13.4 million is from favorable foreign currency fluctuations. This increase is partially offset by lower revenues from disposals and properties vacated since the 2020 second quarter.

•

Income from financing leases – down $3.7 million due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest mortgage loans to fee simple asset ownership.

•	Interest and other income – up $19.6 million from the prior year due to the following:
o

Interest from loans – up $7.5 million over the prior year due to $60.7 million of incremental revenue earned on loan investments in 2020 and the first half of 2021, including $35.2 million earned on the two loans made to Priory in 2021 and $12.0 million from the loans made to the international joint venture and for the three Colombia properties in 2020, along with $0.9 million of favorable foreign currency fluctuations. This increase is partially offset by $29.5 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $6.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $18.4 million related to the repayment of Prime loans in the fourth quarter of 2020.

o

Other income – up $12.1 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance. Additionally, other income is higher in 2021 due to an approximate $1 million write-off of straight-line rent related to ground leases on certain Adeptus facilities in the 2020 first quarter.

Interest expense for the six months ended June 30, 2021 and 2020, totaled $179.3 million and $161.3 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2021. Our weighted-average interest rate was 3.4% for the six months ended June 30, 2021, as compared to 4.0% in the same period in 2020.

Real estate depreciation and amortization during the first six months of 2021 increased to $152.0 million from $122.4 million in the same period of 2020 due to new investments made after June 30, 2020.

Property-related expenses totaled $24.1 million and $13.3 million for the six months ended June 30, 2021 and 2020, respectively. Of the property expenses in the first half of 2021 and 2020, approximately $19.0 million and $7.0 million, respectively, represents costs that were reimbursed by our tenants and included in “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represent 9.5% for the first six months of 2021, which is lower than the 11.2% in same period of the prior year. On a dollar basis, general and administrative expenses totaled $70.6 million for the first six months of 2021, which is a $5.2 million increase from the same period of the prior year and reflective of the growth of the company, in particular our continued international expansion.

During the six months ended June 30, 2021, we disposed of five facilities and one ancillary property resulting in a net loss of $0.4 million. During the six months ended June 30, 2020, we disposed of five facilities and four ancillary properties resulting in a net loss of $1.8 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus properties and one Alecto facility in the first quarter of 2020 (see Note 3 to condensed consolidated financial statements for further details).

Earnings from equity interests was $14.4 million for the first six months of 2021, up $5.1 million from the same period of 2020, primarily due to more income generated on our equity investment in Infracore, which we increased during the 2020 fourth quarter.

Debt refinancing and unutilized financing costs were $2.3 million in the first six months of 2021 as a result of the early termination of our $900 million interim credit facility and the amendment to our Credit Facility in the first quarter of 2021 (see Note 4 to the condensed consolidated financial statements for more detail). In the first half of 2020, we incurred $0.6 million of accelerated commitment fee amortization expense associated with our GBP term loan facility.
In the first six months of 2021, we recorded a favorable non-cash fair value adjustment of $1.9 million to mark our investment in Aevis Victoria SA stock to market. This adjustment (reflected in the “Other” line of our condensed consolidated statements of net income) was a $6.8 million unfavorable adjustment in the first six months of 2020, primarily due to the decline of this stock during the first quarter of 2020 due to the COVID-19 pandemic.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $58.5 million income tax expense for the six months ended June 30, 2021, is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, including a one-time adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25% in the second quarter of 2021. In comparison, we recorded an $8.8 million income tax expense in the first six months of 2020 from income generated by our investments in the United Kingdom and Australia. Excluding the one-time adjustment for the increase in United Kingdom tax rates, the increase in income tax expense is primarily related to additional foreign taxable income generated from investments made in 2020 and the first half of 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $47 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020 (amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FFO information:
Net income attributable to MPT common stockholders	$114,565	$109,468	$278,348	$190,460
Participating securities’ share in earnings	(390)	(487)	(760)	(951)
Net income, less participating securities’ share in earnings	$114,175	$108,981	$277,588	$189,509
Depreciation and amortization	90,061	71,823	178,597	142,325
Loss on sale of real estate	1,387	3,101	398	1,776
Real estate impairment charges	—	—	—	19,006
Funds from operations	$205,623	$183,905	$456,583	$352,616
Write-off (recovery) of straight-line rent and other	(13)	19,092	(5,251)	25,832
Non-cash fair value adjustments	2,121	(3,590)	(1,944)	10,605
Tax rate and other changes	42,746	149	42,746	1,126
Debt refinancing and unutilized financing costs	70	—	2,339	611
Normalized funds from operations	$250,547	$199,556	$494,473	$390,790
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.19	$0.21	$0.48	$0.36
Depreciation and amortization	0.16	0.14	0.30	0.27
Loss on sale of real estate	—	—	—	—
Real estate impairment charges	—	—	—	0.04
Funds from operations	$0.35	$0.35	$0.78	$0.67
Write-off (recovery) of straight-line rent and other	—	0.03	—	0.05
Non-cash fair value adjustments	—	—	—	0.02
Tax rate and other changes	0.08	—	0.07	—
Debt refinancing and unutilized financing costs	—	—	—	—
Normalized funds from operations	$0.43	$0.38	$0.85	$0.74

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

	As of	As of
	June 30, 2021	December 31, 2020
Total assets	$19,086,155	$16,829,014
Add:
Real estate commitments on new investments(1)	2,086,528	1,901,087
Unfunded amounts on development deals and commenced capital improvement projects(2)	106,765	166,258
Accumulated depreciation and amortization	977,963	833,529
Incremental gross assets of our joint ventures(3)	1,263,497	1,287,077
Less:
Cash used for funding the transactions above(4)	(1,212,744)	(587,384)
Total pro forma gross assets	$22,308,164	$20,429,581

(1)

The 2021 column reflects investments made or committed to subsequent to June 30, 2021, including the commitment to acquire five facilities in Florida for $900 million and the commitment to invest $950 million in a behavioral health platform across nine states. The 2020 column reflects investments made in 2021, including the acquisition of 35 facilities in the United Kingdom on January 19, 2021.

(2)

Includes $43.1 million and $65.5 million of unfunded amounts on ongoing development projects and $63.7 million and $100.8 million of unfunded amounts on capital improvement projects, as of June 30, 2021 and December 31, 2020, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.
(4)	Includes cash available on-hand plus cash generated from activities subsequent to period-end including loan repayments or dispositions, if any.

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

	For the Three Months Ended June 30,
	2021	2020
Total revenues	$381,792	$291,842
Revenue from real estate properties owned through joint venture arrangements	33,638	25,955
Total adjusted revenue	$415,430	$317,797

LIQUIDITY AND CAPITAL RESOURCES

2021 Cash Flow Activity

During the first half of 2021, we generated approximately $365.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows, along with $11 million received from Steward in the first quarter of 2021 as a return of capital distribution, to fund our dividends of $311.1 million and certain investment activities. In addition, we invested approximately $2.0 billion in real estate and other assets, including the £1.1 billion Priory Group Transaction (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash generated from the $900.6 million of net proceeds from the sales of stock during the first half of 2021 and £850 million from the issuance of senior unsecured notes.

See Notes 4, 6 and 11 to Item 1 of this Form 10-Q for cash flow activity occurring subsequent to June 30, 2021 as it relates to debt, sales under our at-the-market equity program, proceeds from property disposals and loan repayments, and additional investments.

2020 Cash Flow Activity

During the first half of 2020, we generated approximately $289 million of cash flows from operating activities (which did not include approximately $35 million of revenue earned on the Circle Transaction as such rent was prepaid before the acquisition closed), primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $280 million. In addition, we invested $2.3 billion in real estate and other assets, including the £1.5 billion Circle Transaction of 30 properties in January 2020 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand, and proceeds from a £700 million British pound sterling term loan and the sale of 8.6 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $170 million.

Short-term Liquidity Requirements:

At August 2, 2021, and after the closing of the July Interim Credit Facility on July 27, 2021, along with new investments made subsequent to June 30, 2021 as described in Note 11 to Item 1 of this Form 10-Q, our liquidity approximates $1.7 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $260 million of availability under our at-the-market equity program, and approximately £250 million expected to be repaid by Waterland pursuant to the Priory acquisition loan is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (including the $950 million commitment described in Note 10 to Item 1 of this Form 10-Q, capital expenditures, and expected funding requirements on development projects), and debt service obligations for the next twelve months (including contractual interest payments and the repayment of the $650 million principal balance outstanding on the July Interim Credit Facility due in July 2022). After these transactions, our current leverage ratios will be slightly higher than our recent historical leverage ratios; however, we currently expect that we will generate additional cash proceeds from capital recycling transactions during the next twelve months that could be sales of single facilities or larger dispositions through joint venture-like arrangements. We expect that these capital recycling transactions will further improve our liquidity and our leverage ratio, although no assurances can be given that our capital recycling efforts will be successful.

Long-term Liquidity Requirements:

As of August 2, 2021, our liquidity approximates $1.7 billion and we believe our liquidity, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $260 million of availability under our at-the-market equity program, and approximately £250 million expected to be repaid by Waterland in the second half of 2021, is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to fund additional investments, to fund debt maturities coming due starting in 2022 and beyond, to strategically refinance any existing debt in order to reduce interest rates, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•	proceeds from strategic property sales or joint ventures;
•	sale of equity securities;
•	entering into new bank term loans;
•	issuance of new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•	placing new secured loans on real estate.

There is no assurance that conditions will be favorable for such possible transactions (particularly in light of the ongoing COVID-19 pandemic) or that our plans will be successful.

Principal payments due on our debt (which excludes the effects of any discounts, premiums, or debt issue costs recorded) as of August 2, 2021 are as follows (in thousands):

2021	$—
2022	1,243,500
2023	556,160
2024	1,134,333
2025	1,566,780
Thereafter	6,316,080
Total	$10,816,853

Contractual Commitments

We presented our contractual commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and updated the schedule in the first quarter of 2021. Except for changes to our purchase obligations and debt, as more fully described in Note 10 and Note 11 to Item 1 of this Quarterly Report on Form 10-Q, there have been no other significant changes through August 2, 2021.

The following table updates our contractual commitments schedule for these updates as of August 2, 2021 (in thousands):

Contractual Commitments	2021(1)	2022	2023	2024	2025	Thereafter	Total
Purchase obligations	$1,073,244	$164,189	$152,306	$110,469	$75,993	$115,487	$1,691,688
July Interim Credit Facility	3,681	655,094	—	—	—	—	658,775
(1)	This column represents obligations post August 2, 2021.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2021:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2021, our outstanding debt totaled $10.0 billion, which consisted of fixed-rate debt of approximately $9.6 billion (after considering interest rate swaps in-place) and variable rate debt of $0.4 billion. If market interest rates increase by 1%, the fair value of our debt at June 30, 2021 would decrease by approximately $8.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.4 billion, the balance of such variable rate debt at June 30, 2021.

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

	Net Income Impact	FFO Impact
British pound (£)(1)	$5,998	$9,564
Euro (€)	173	2,099
Swiss franc (CHF)	494	1,533
Australian dollar (AUD $)	661	1,758
Colombian peso (COP)	531	531
(1)	Excludes impact from the one-time tax adjustment discussed in Note 5 in Item 1 to this Form 10-Q.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 10 “Commitments and Contingencies” to condensed consolidated financial statements is incorporated by reference into this Item 1.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2021