Form 10-Q
period 2021-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2021-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2021, Medical Properties Trust, Inc. had 596.3 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2021 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,244,403	$12,078,927
Investment in financing leases	2,042,585	2,010,922
Real estate held for sale	1,096,475	—
Mortgage loans	200,285	248,080
Gross investment in real estate assets	16,583,748	14,337,929
Accumulated depreciation and amortization	(936,289)	(833,529)
Net investment in real estate assets	15,647,459	13,504,400
Cash and cash equivalents	349,652	549,884
Interest and rent receivables	64,622	46,208
Straight-line rent receivables	661,429	490,462
Equity investments	1,170,171	1,123,623
Other loans	1,502,677	858,368
Other assets	315,977	256,069
Total Assets	$19,711,987	$16,829,014
Liabilities and Equity
Liabilities
Debt, net	$10,581,023	$8,865,458
Accounts payable and accrued expenses	595,003	438,750
Deferred revenue	19,739	36,177
Obligations to tenants and other lease liabilities	157,488	144,772
Total Liabilities	11,353,253	9,485,157
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 596,145 shares at September 30, 2021 and 541,419 shares at December 31, 2020	596	541
Additional paid-in capital	8,541,092	7,461,503
Distributions in excess of net income	(117,733)	(71,411)
Accumulated other comprehensive loss	(69,843)	(51,324)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	8,353,335	7,338,532
Non-controlling interests	5,399	5,325
Total Equity	8,358,734	7,343,857
Total Liabilities and Equity	$19,711,987	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Rent billed	$242,211	$192,953	$672,425	$538,277
Straight-line rent	64,637	51,125	174,975	103,697
Income from financing leases	50,667	52,544	151,898	157,469
Interest and other income	33,264	32,836	136,038	115,989
Total revenues	390,779	329,458	1,135,336	915,432
Expenses
Interest	94,132	82,263	273,409	243,538
Real estate depreciation and amortization	85,039	69,665	237,050	192,049
Property-related	7,128	5,897	31,265	19,178
General and administrative	36,694	31,718	107,312	97,121
Total expenses	222,993	189,543	649,036	551,886
Other income (expense)
Gain (loss) on sale of real estate	9,294	(927)	8,896	(2,703)
Real estate impairment charges	—	—	—	(19,006)
Earnings from equity interests	7,193	5,893	21,633	15,263
Debt refinancing and unutilized financing costs	—	—	(2,339)	(611)
Other (including mark-to-market adjustments on equity securities)	(2,276)	2,461	4,747	(9,499)
Total other income (expense)	14,211	7,427	32,937	(16,556)

Income before income tax	181,997	147,342	519,237	346,990
Income tax expense	(10,602)	(15,985)	(69,141)	(24,824)

Net income	171,395	131,357	450,096	322,166
Net income attributable to non-controlling interests	(258)	(251)	(611)	(600)
Net income attributable to MPT common stockholders	$171,137	$131,106	$449,485	$321,566

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.29	$0.25	$0.76	$0.61

Weighted average shares outstanding — basic	595,119	531,095	586,291	526,651
Weighted average shares outstanding — diluted	597,320	532,436	587,971	527,832

Dividends declared per common share	$0.28	$0.27	$0.84	$0.81

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$171,395	$131,357	$450,096	$322,166
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	8,847	(2,624)	28,558	(35,635)
Foreign currency translation (loss) gain	(25,191)	19,983	(47,077)	2,886
Total comprehensive income	155,051	148,716	431,577	289,417
Comprehensive income attributable to non-controlling interests	(258)	(251)	(611)	(600)
Comprehensive income attributable to MPT common stockholders	$154,793	$148,465	$430,966	$288,817

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,419	$541	$7,461,503	$(71,411)	$(51,324)	$(777)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	15,504	—	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,109	$583	$8,252,966	$(71,071)	$(66,720)	$(777)	$5,229	$8,120,210
Net income	—	—	—	—	—	114,565	—	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4,207	—	—	4,207
Foreign currency translation gain	—	—	—	—	—	—	9,014	—	—	9,014
Stock vesting and amortization of stock-based compensation	—	—	176	—	12,771	—	—	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	—	—	5,679	6	121,327	—	—	—	—	121,333
Dividends declared ($0.28 per common share)	—	—	—	—	—	(165,133)	—	—	—	(165,133)
Balance at June 30, 2021	—	$—	588,964	$589	$8,387,064	$(121,639)	$(53,499)	$(777)	$5,343	$8,217,081
Net income	—	—	—	—	—	171,137	—	—	258	171,395
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	8,847	—	—	8,847
Foreign currency translation loss	—	—	—	—	—	—	(25,191)	—	—	(25,191)
Stock vesting and amortization of stock-based compensation	—	—	218	—	13,555	—	—	—	—	13,555
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(202)	(202)
Proceeds from offering (net of offering costs)	—	—	6,963	7	140,473	—	—	—	—	140,480
Dividends declared ($0.28 per common share)	—	—	—	—	—	(167,231)	—	—	—	(167,231)
Balance at September 30, 2021	—	$—	596,145	$596	$8,541,092	$(117,733)	$(69,843)	$(777)	$5,399	$8,358,734

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	80,992	—	—	165	81,157
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(25,103)	—	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	—	(23,272)
Stock vesting and amortization of stock-based compensation	—	—	2,312	2	10,034	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	—	—	2,601	2	61,680	—	—	—	—	61,682
Dividends declared ($0.27 per common share)	—	—	—	—	—	(141,580)	—	—	—	(141,580)
Balance at March 31, 2020	—	$—	522,435	$522	$7,079,913	$14,025	$(111,280)	$(777)	$107	$6,982,510
Net income	—	—	—	—	—	109,468	—	—	184	109,652
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,908)	—	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	—	6,175
Stock vesting and amortization of stock-based compensation	—	—	189	1	12,191	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	—	—	6,017	6	108,099	—	—	—	—	108,105
Dividends declared ($0.27 per common share)	—	—	—	—	—	(143,264)	—	—	—	(143,264)
Balance at June 30, 2020	—	$—	528,641	$529	$7,200,203	$(19,771)	$(113,013)	$(777)	$106	$7,067,277
Net income	—	—	—	—	—	131,106	—	—	251	131,357
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(2,624)	—	—	(2,624)
Foreign currency translation gain	—	—	—	—	—	—	19,983	—	—	19,983
Stock vesting and amortization of stock-based compensation	—	—	188	—	12,372	—	—	—	—	12,372
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,073	5,073
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(194)	(194)
Proceeds from offering (net of offering costs)	—	—	6,745	7	124,580	—	—	—	—	124,587
Dividends declared ($0.27 per common share)	—	—	—	—	—	(144,954)	—	—	—	(144,954)
Balance at September 30, 2020	—	$—	535,574	$536	$7,337,155	$(33,619)	$(95,654)	$(777)	$5,236	$7,212,877

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$450,096	$322,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,117	200,807
Amortization of deferred financing costs and debt discount	12,079	9,773
Straight-line rent revenue and other	(208,756)	(161,163)
Share-based compensation	38,590	34,600
(Gain) loss from sale of real estate	(8,896)	2,703
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(1,601)	27,098
Debt refinancing and unutilized financing costs	2,339	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Tax rate and other changes	42,746	9,661
Other adjustments	15,468	(6,418)
Changes in:
Interest and rent receivables	(19,150)	(6,189)
Other assets	516	12,117
Accounts payable and accrued expenses	25,527	(21,139)
Deferred revenue	(17,588)	33,605
Net cash provided by operating activities	577,487	442,218
Investing activities
Cash paid for acquisitions and other related investments	(4,279,147)	(3,524,910)
Net proceeds from sale of real estate	66,891	93,042
Principal received on loans receivable	1,234,839	738,036
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(253,512)	(116,297)
Net cash used for investing activities	(3,219,929)	(2,747,007)
Financing activities
Proceeds from term debt, net of discount	2,489,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	80,963	225,000
Dividends paid	(476,242)	(423,005)
Lease deposits and other obligations to tenants	14,819	7,584
Proceeds from sale of common shares, net of offering costs	1,041,054	294,374
Payment of debt refinancing, deferred financing costs, and other financing activities	(24,245)	(2,143)
Net cash provided by financing activities	2,436,634	1,017,760
Decrease in cash, cash equivalents, and restricted cash for period	(205,808)	(1,287,029)
Effect of exchange rate changes	1,748	9,116
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$352,309	$190,078
Interest paid	$256,724	$231,257
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$167,231	$144,954
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$349,652	$183,794
Restricted cash, included in Other assets	2,657	6,284
	$352,309	$190,078

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,244,403	$12,078,927
Investment in financing leases	2,042,585	2,010,922
Real estate held for sale	1,096,475	—
Mortgage loans	200,285	248,080
Gross investment in real estate assets	16,583,748	14,337,929
Accumulated depreciation and amortization	(936,289)	(833,529)
Net investment in real estate assets	15,647,459	13,504,400
Cash and cash equivalents	349,652	549,884
Interest and rent receivables	64,622	46,208
Straight-line rent receivables	661,429	490,462
Equity investments	1,170,171	1,123,623
Other loans	1,502,677	858,368
Other assets	315,977	256,069
Total Assets	$19,711,987	$16,829,014
Liabilities and Capital
Liabilities
Debt, net	$10,581,023	$8,865,458
Accounts payable and accrued expenses	427,382	290,757
Deferred revenue	19,739	36,177
Obligations to tenants and other lease liabilities	157,488	144,772
Payable due to Medical Properties Trust, Inc.	167,231	147,603
Total Liabilities	11,352,863	9,484,767
Capital
General Partner — issued and outstanding — 5,962 units at September 30, 2021 and 5,414 units at December 31, 2020	84,312	73,977
Limited Partners — issued and outstanding — 590,183 units at September 30, 2021 and 536,005 units at December 31, 2020	8,339,256	7,316,269
Accumulated other comprehensive loss	(69,843)	(51,324)
Total MPT Operating Partnership, L.P. capital	8,353,725	7,338,922
Non-controlling interests	5,399	5,325
Total Capital	8,359,124	7,344,247
Total Liabilities and Capital	$19,711,987	$16,829,014

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2021	2020	2021	2020
Revenues
Rent billed	$242,211	$192,953	$672,425	$538,277
Straight-line rent	64,637	51,125	174,975	103,697
Income from financing leases	50,667	52,544	151,898	157,469
Interest and other income	33,264	32,836	136,038	115,989
Total revenues	390,779	329,458	1,135,336	915,432
Expenses
Interest	94,132	82,263	273,409	243,538
Real estate depreciation and amortization	85,039	69,665	237,050	192,049
Property-related	7,128	5,897	31,265	19,178
General and administrative	36,694	31,718	107,312	97,121
Total expenses	222,993	189,543	649,036	551,886
Other income (expense)
Gain (loss) on sale of real estate	9,294	(927)	8,896	(2,703)
Real estate impairment charges	—	—	—	(19,006)
Earnings from equity interests	7,193	5,893	21,633	15,263
Debt refinancing and unutilized financing costs	—	—	(2,339)	(611)
Other (including mark-to-market adjustments on equity securities)	(2,276)	2,461	4,747	(9,499)
Total other income (expense)	14,211	7,427	32,937	(16,556)

Income before income tax	181,997	147,342	519,237	346,990
Income tax expense	(10,602)	(15,985)	(69,141)	(24,824)

Net income	171,395	131,357	450,096	322,166
Net income attributable to non-controlling interests	(258)	(251)	(611)	(600)
Net income attributable to MPT Operating Partnership partners	$171,137	$131,106	$449,485	$321,566

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.29	$0.25	$0.76	$0.61

Weighted average units outstanding — basic	595,119	531,095	586,291	526,651
Weighted average units outstanding — diluted	597,320	532,436	587,971	527,832

Dividends declared per unit	$0.28	$0.27	$0.84	$0.81

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$171,395	$131,357	$450,096	$322,166
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	8,847	(2,624)	28,558	(35,635)
Foreign currency translation (loss) gain	(25,191)	19,983	(47,077)	2,886
Total comprehensive income	155,051	148,716	431,577	289,417
Comprehensive income attributable to non-controlling interests	(258)	(251)	(611)	(600)
Comprehensive income attributable to MPT Operating Partnership partners	$154,793	$148,465	$430,966	$288,817

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	536,005	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,279	$8,100,195	$(66,720)	$5,229	$8,120,600
Net income	—	1,146	—	113,419	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	9,014	—	9,014
Unit vesting and amortization of unit-based compensation	2	128	174	12,643	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	58	1,213	5,621	120,120	—	—	121,333
Distributions declared ($0.28 per unit)	—	(1,651)	—	(163,482)	—	—	(165,133)
Balance at June 30, 2021	5,890	$82,732	583,074	$8,182,895	$(53,499)	$5,343	$8,217,471
Net income	—	1,711	—	169,426	—	258	171,395
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	8,847	—	8,847
Foreign currency translation loss	—	—	—	—	(25,191)	—	(25,191)
Unit vesting and amortization of unit-based compensation	2	136	216	13,419	—	—	13,555
Distributions to non-controlling interests	—	—	—	—	—	(202)	(202)
Proceeds from offering (net of offering costs)	70	1,405	6,893	139,075	—	—	140,480
Distributions declared ($0.28 per unit)	—	(1,672)	—	(165,559)	—	—	(167,231)
Balance at September 30, 2021	5,962	$84,312	590,183	$8,339,256	$(69,843)	$5,399	$8,359,124

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	810	—	80,182	—	—	—	165	81,157
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(25,103)	—	(25,103)
Foreign currency translation loss	—	—	—	—	—	—	(23,272)	—	(23,272)
Unit vesting and amortization of unit-based compensation	23	100	2,289	9,936	—	—	—	—	10,036
Distributions to non-controlling interests	—	—	—	—	—	—	—	(165)	(165)
Proceeds from offering (net of offering costs)	26	617	2,575	61,065	—	—	—	—	61,682
Distributions declared ($0.27 per unit)	—	(1,416)	—	(140,164)	—	—	—	—	(141,580)
Balance at March 31, 2020	5,225	$70,966	517,210	$7,023,107	232	$—	$(111,280)	$107	$6,982,900
Net income	—	1,095	—	108,373	—	—	—	184	109,652
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,908)	—	(7,908)
Foreign currency translation gain	—	—	—	—	—	—	6,175	—	6,175
Unit vesting and amortization of unit-based compensation	2	122	187	12,070	—	—	—	—	12,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	(185)	(185)
Proceeds from offering (net of offering costs)	60	1,081	5,957	107,024	—	—	—	—	108,105
Distributions declared ($0.27 per unit)	—	(1,433)	—	(141,831)	—	—	—	—	(143,264)
Balance at June 30, 2020	5,287	$71,831	523,354	$7,108,743	232	$—	$(113,013)	$106	$7,067,667
Net income	—	1,311	—	129,795	—	—	—	251	131,357
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation gain	—	—	—	—	—	—	19,983	—	19,983
Unit vesting and amortization of unit-based compensation	2	124	186	12,248	—	—	—	—	12,372
Sale of non-controlling interests	—	—	—	—	—	—	—	5,073	5,073
Distributions to non-controlling interests	—	—	—	—	—	—	—	(194)	(194)
Proceeds from offering (net of offering costs)	67	1,246	6,678	123,341	—	—	—	—	124,587
Distributions declared ($0.27 per unit)	—	(1,450)	—	(143,504)	—	—	—	—	(144,954)
Balance at September 30, 2020	5,356	$73,062	530,218	$7,230,623	$232	$—	$(95,654)	$5,236	$7,213,267

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$450,096	$322,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,117	200,807
Amortization of deferred financing costs and debt discount	12,079	9,773
Straight-line rent revenue and other	(208,756)	(161,163)
Unit-based compensation	38,590	34,600
(Gain) loss from sale of real estate	(8,896)	2,703
Impairment charges	—	19,006
Straight-line rent and other (recovery) write-off	(1,601)	27,098
Debt refinancing and unutilized financing costs	2,339	611
Pre-acquisition rent collected - Circle Transaction	—	(35,020)
Tax rate and other changes	42,746	9,661
Other adjustments	15,468	(6,418)
Changes in:
Interest and rent receivables	(19,150)	(6,189)
Other assets	516	12,117
Accounts payable and accrued expenses	25,527	(21,139)
Deferred revenue	(17,588)	33,605
Net cash provided by operating activities	577,487	442,218
Investing activities
Cash paid for acquisitions and other related investments	(4,279,147)	(3,524,910)
Net proceeds from sale of real estate	66,891	93,042
Principal received on loans receivable	1,234,839	738,036
Return of equity investment	11,000	63,122
Capital additions and other investments, net	(253,512)	(116,297)
Net cash used for investing activities	(3,219,929)	(2,747,007)
Financing activities
Proceeds from term debt, net of discount	2,489,735	915,950
Payments of term debt	(689,450)	—
Revolving credit facilities, net	80,963	225,000
Distributions paid	(476,242)	(423,005)
Lease deposits and other obligations to tenants	14,819	7,584
Proceeds from sale of units, net of offering costs	1,041,054	294,374
Payment of debt refinancing, deferred financing costs, and other financing activities	(24,245)	(2,143)
Net cash provided by financing activities	2,436,634	1,017,760
Decrease in cash, cash equivalents, and restricted cash for period	(205,808)	(1,287,029)
Effect of exchange rate changes	1,748	9,116
Cash, cash equivalents, and restricted cash at beginning of period	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of period	$352,309	$190,078
Interest paid	$256,724	$231,257
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$167,231	$144,954
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286
Restricted cash, included in Other assets	6,485	5,705
	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$349,652	$183,794
Restricted cash, included in Other assets	2,657	6,284
	$352,309	$190,078

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2021, we have investments in 426 facilities in 32 states in the U.S., in six countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Although COVID-19 vaccines continue to roll out worldwide and hospitals around the world have generally returned to their normal operations, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 and related variants cannot be predicted with 100% confidence. This makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the potential impact of COVID-19. Actual results may ultimately differ from our estimates.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these significant accounting policies other than the following:

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to LIBOR or other reference rates expected to be discontinued. We expect our British pound sterling term loan and corresponding interest rate swap to be modified with a replacement reference rate during the fourth quarter of 2021, and we expect to account for such modifications using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are continuing to evaluate the need to modify our U.S. dollar LIBOR contracts, such as our unsecured credit facility, but the requirement to replace the U.S. dollar LIBOR has been extended to June 30, 2023. Moreover, we do not expect any impact to our Australian dollar term loan and corresponding interest rate swap, as these contracts are not referenced to rates that are expected to be discontinued.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At September 30, 2021, we had loans and/or equity investments in certain variable interest entities approximating $360 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2021	2020

Land and land improvements	$562,742	$330,941
Buildings	1,670,741	2,610,197
Intangible lease assets — subject to amortization (weighted-average useful life of 36.1 years for 2021 and 27.6 years for 2020)	197,735	364,006
Equity investments	108,710	—
Mortgage loans	1,090,400	47,641
Other loans and assets	736,936	306,328
Liabilities assumed	(65,525)	(134,203)
Total assets acquired	4,301,739	3,524,910
Loans repaid(1)	(1,090,400)	(737,242)
Total net assets acquired	$3,211,339	$2,787,668

(1)

The 2021 column includes an £800 million mortgage loan advanced to the Priory Group (“Priory”) in the first quarter of 2021 and converted to fee simple ownership in a portfolio of 35 properties in the second quarter of 2021 as described below. The 2020 column includes $737 million of loans advanced to Steward Health Care, Inc. (“Steward”) in 2017 and exchanged for the fee simple real estate of two hospitals as described below.

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets in the United Kingdom. On June 25, 2021, we completed the second phase of the transaction in which we converted this mortgage loan to fee simple ownership in a portfolio of 35 select real estate assets from Priory (which is currently owned by Waterland Private Equity Fund VII C.V. (“Waterland VII”)) in individual sale-and-leaseback transactions. The applicable purchase price for the assets was paid by us by proportionally converting and reducing the principal balance of the interim mortgage loan we made to Waterland VII in phase one. Therefore, the net aggregate purchase price for the real estate assets we acquired from Priory was approximately £800 million, plus customary stamp duty, tax, and other transaction costs. As part of the real estate acquisition (for which some of the assets were acquired by the share purchase of real estate holding entities), we incurred deferred income tax liabilities of approximately £47.1 million.

In addition to the real estate investment, on January 19, 2021, we made a £250 million acquisition loan to Waterland VII, in connection with the closing of Waterland VII’s acquisition of Priory, which was repaid in full plus interest on October 22, 2021.

Finally, we also acquired a 9.9% passive equity interest in the Waterland VII affiliate that indirectly owns Priory.

We funded this total investment using £500 million from an interim credit facility that was originated in January 2021, as described in Note 4, £350 million from our revolving facility, and the remainder from cash on-hand.

Other

On August 1, 2021, we completed the acquisition of five general acute care hospitals located in South Florida for approximately $900 million, plus closing and other transaction costs. These hospitals are leased to Steward pursuant to the master lease, with annual inflation-based escalators, that was recently extended by 10 years to 2041. We funded this acquisition with cash on-hand and $650 million of borrowings from an interim credit facility that was originated in July 2021 as described in Note 4.

On July 6, 2021, we acquired four acute care hospitals and two on-campus medical office buildings in Los Angeles, California for $215 million. These hospitals are leased to Pipeline Health Systems pursuant to a long-term lease with annual inflation-based escalators.

On July 6, 2021, we also acquired an acute care hospital in Stirling, Scotland for £15.6 million. This hospital is leased to Circle Health Ltd. (“Circle”) pursuant to a long-term lease with annual inflation-based escalators.

On April 16, 2021, we made a CHF 145 million investment in Swiss Medical Network, our tenant via our Infracore SA (“Infracore”) equity investment.

On January 8, 2021, we made a $335 million loan to affiliates of Steward, all of the proceeds of which were used to redeem a similarly sized convertible loan from Steward’s former private equity sponsor.

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”). In a related transaction, affiliates of Circle entered into definitive agreements to acquire BMI and assume its operations in the United Kingdom subject to customary regulatory conditions. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Once final regulatory approval was received in the 2020 second quarter, these 30 leases with Circle were amended (effective June 16, 2020) to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other

On August 13, 2020, we acquired a general acute care hospital in Lynwood, California for a total investment of approximately $300 million. This property is leased to Prime Healthcare Services, Inc. (“Prime”) pursuant to a long-term master lease with annual escalations and multiple extension options.

On July 8, 2020, we acquired the fee simple real estate of two general acute care hospitals located in the Salt Lake City, Utah area, Davis Hospital & Medical Center and Jordan Valley Medical Center, in exchange for the reduction of the mortgage loans made to Steward for such properties and additional cash consideration of $200 million based on their relative fair value. The approximate $950 million investment in these two facilities is subject to the Steward master lease.

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

Other acquisitions throughout the first nine months of 2020 included one inpatient rehabilitation hospital and one general acute care hospital totaling approximately $56 million.

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2021	Estimated Rent Commencement Date
Ernest (Bakersfield, California)	$47,929	$39,544	4Q 2021
Ernest (Stockton, California)	47,700	24,990	2Q 2022
	$95,629	$64,534

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

Disposals

2021 Activity

Joint Venture Transaction

On August 28, 2021, we entered into a definitive agreement with Macquarie Asset Management (“MAM”) to form a partnership (the “Macquarie Transaction”), pursuant to which a fund managed by MAM will acquire, for cash consideration, a 50% interest in a portfolio of eight Massachusetts-based general acute care hospitals that we currently own and lease to Steward. The transaction values the portfolio at approximately $1.8 billion. We expect to recognize a gain, net of transaction costs, of approximately $0.6 billion from this transaction, which we expect to close by the 2022 first quarter.

The partnership plans to raise nonrecourse secured debt of up to 55% of asset value, and we expect to receive total proceeds, including proceeds from the expected secured debt, of approximately $1.3 billion. There is no certainty as to the amount or terms of expected secured debt financing, and the ultimate amount and terms may affect the transaction value, proceeds, and gain on real estate. At September 30, 2021, the eight facilities subject to the joint venture were designated as held for sale and included the following net assets (in thousands):

As of September 30, 2021
Real estate held for sale	$1,096,475
Straight-line rent receivables	113,923
Other assets, net	5,917
Total	$1,216,315

Other

During the first nine months of 2021, we completed the sale of nine facilities and an ancillary property for approximately $67 million, resulting in a net gain on real estate of approximately $9 million.

2020 Activity

During the first nine months of 2020, we completed the disposition of nine facilities and six ancillary properties for approximately $93 million. The transactions resulted in a net loss on real estate of $2.7 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of at least 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Approximately 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar index outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $231 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

At September 30, 2021, leases on 13 Ernest Health, Inc. (“Ernest”) facilities and five Prime facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Minimum lease payments receivable	$1,195,133	$1,228,966
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(931,275)	(969,061)
Net investment in direct financing leases	467,676	463,723
Other financing leases (net of allowance for credit loss)	1,574,909	1,547,199
Total investment in financing leases	$2,042,585	$2,010,922

COVID-19 Rent Deferrals

In the first nine months of 2021, we collected $2.2 million of rent previously deferred due to the COVID-19 pandemic. Pursuant to our agreements with certain tenants, we expect the remaining outstanding deferred rent balance of approximately $9.2 million as of September 30, 2021, to be paid over specified periods in the future, with interest.

Adeptus Health

As discussed in previous filings, our original real estate portfolio of approximately 60 properties leased to Adeptus Health, Inc. (“Adeptus”) has gone through significant changes starting with Adeptus filing for Chapter 11 bankruptcy in 2017. During 2020, we transitioned the remaining facilities away from Adeptus, which resulted in impairment charges including approximately $9.9 million in the first half of 2020, along with a charge to writeoff straight-line rent and other receivables, partially offset by a draw on a $9.1 million letter of credit. However, these transition measures have also provided for new tenant relationships being formed with strong credit worthy operators like Ochsner Health System, Dignity Health, UC Health (University of Colorado), and HCA Healthcare, Inc. (“HCA”), that are now leasing approximately 40 of these transitional facilities under long-term leases. At September 30, 2021, 11 of these transitional properties, representing less than 1% of our total assets, remain vacant, and each of these properties are in various stages of being re-leased or sold. At September 30, 2021, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities to and had a mortgage loan on a fifth property (Olympia Medical Center) with Alecto Healthcare Services LLC (“Alecto”). During the first quarter of 2020, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge. In addition, we re-leased one acute care facility and sold another facility in 2020. In the first quarter of 2021, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $51 million from this sale were used to pay off the mortgage and working capital loans in full, with the remaining proceeds used to recover certain previously reserved past due receivables. At September 30, 2021, we continue to lease one acute care facility to Alecto representing less than 0.1% of our total assets.

Loans

The following is a summary of our loans (net of allowance for credit loss) (in thousands):

	As of September 30, 2021	As of December 31, 2020
Mortgage loans	$200,285	$248,080
Acquisition loans	676,042	338,273
Other loans	826,635	520,095
Total	$1,702,962	$1,106,448

The increase in acquisition loans relates to the £250 million loan funded in connection with the Priory Group Transaction (as more fully described above in Note 3).

Other loans consist of loans to our tenants for working capital and other purposes and include our shareholder loan made in 2018 to the joint venture with Primotop Holdings S.à.r.l. in the amount of €297 million. The increase in other loans is primarily related to the $335 million loan to affiliates of Steward (as more fully described above in this Note 3), partially offset by the repayment of $75 million in other loans from Prime.

Other Investment Activities

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first quarter of 2021, which was accounted for as a return of capital.

Pursuant to our 4.9% stake in Aevis Victoria SA (“Aevis”), we recorded a $2.8 million favorable non-cash fair value adjustment to mark our investment in Aevis stock to market during the first nine months of 2021; whereas, this was a $5.2 million unfavorable non-cash fair value adjustment for the same period of 2020.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At September 30, 2021, our largest single property represented approximately 3% of our total assets, similar to December 31, 2020.
2)

Operator concentration – For the three and nine months ended September 30, 2021, revenue from Steward and Circle, individually, represented more than 10% of our total revenues. In comparison, Steward, Prospect, Circle, and Prime, individually, represented more than 10% of our total revenues for the three and nine months ended September 30, 2020.

3)

Geographic concentration – At September 30, 2021, investments in the U.S., Europe, Australia, and South America represented approximately 65%, 29%, 5%, and 1%, respectively, of our total assets, compared to 65%, 28%, 6%, and 1%, respectively, at December 31, 2020.

4)

Facility type concentration – For the three and nine months ended September 30, 2021 and 2020, approximately 80% of our revenues were generated from our general acute care facilities, while revenues from our rehabilitation facilities approximated 10% for each period. Revenues from our behavioral health, freestanding ER/urgent care, and long-term acute care facilities combined to make up approximately 10% of our revenues for all periods presented.

4. Debt

The following is a summary of debt (amounts in thousands):

	As of September 30, 2021	As of December 31, 2020
Revolving credit facility(A)	$245,227	$165,407
Interim credit facilities	650,000	—
Term loan	200,000	200,000
British pound sterling term loan(B)	943,180	956,900
Australian term loan facility(B)	867,240	923,280
4.000% Senior Unsecured Notes due 2022(B)	579,000	610,800
2.550% Senior Unsecured Notes due 2023(B)	538,960	546,800
3.325% Senior Unsecured Notes due 2025(B)	579,000	610,800
2.500% Senior Unsecured Notes due 2026(B)	673,700	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	808,440	820,200
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	471,590	—
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,656,337	$8,934,187
Debt issue costs and discount, net	(75,314)	(68,729)
	$10,581,023	$8,865,458

(A)	Includes £182 million and £121 million of GBP-denominated borrowings that reflect the exchange rate at September 30, 2021 and December 31, 2020, respectively.
(B)	Non-U.S. dollar denominated debt reflects the exchange rate at September 30, 2021 and December 31, 2020.

As of September 30, 2021, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2021	$—
2022	1,229,000
2023	538,960
2024	1,112,467
2025	1,522,180
Thereafter	6,253,730
Total	$10,656,337

2021 Activity

Interim Credit Facilities

July 2021 Interim Credit Facility

On July 27, 2021, we entered into a $1 billion interim credit facility with Barclays Bank PLC as administrative agent (“July 2021 Interim Credit Facility”), and several lenders from time-to-time are parties thereto. This facility matures on July 28, 2022 and bears interest at a variable rate. As previously discussed in Note 3, we used $650 million of this facility to acquire the five South Florida facilities in August 2021. At September 30, 2021, the outstanding balance under this facility remains $650 million at a rate of 1.340%.

January 2021 Interim Credit Facility

As previously discussed in Note 3, we entered into a $900 million interim credit facility on January 15, 2021 (“January 2021 Interim Credit Facility”), of which we borrowed £500 million. We paid off and terminated this facility on March 26, 2021.

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

We used proceeds from the £850 million senior unsecured notes offering to payoff the January 2021 Interim Credit Facility and reduce our revolving facility by approximately £340 million on March 26, 2021.

2020 Activity

British Pound Sterling Term Loan

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan to help finance the Circle Transaction as described in Note 3.

Debt Refinancing and Unutilized Financing Costs

With the amendment of our Credit Facility and the termination of our January 2021 Interim Credit Facility, we incurred approximately $2.3 million of debt refinancing costs in the first nine months of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2021, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2021, we were in compliance with all such financial and operating covenants.

5. Income Taxes

During the 2021 second quarter, the United Kingdom enacted an increase in its corporate income tax rates from 19% to 25% effective April 1, 2023, which resulted in a one-time adjustment to our net deferred tax liabilities of approximately $43 million. Similarly, in the 2020 third quarter, we incurred an approximate $9 million charge for the change in the corporate income tax rate from 17% to 19% in the United Kingdom.

6. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 15.8 million shares of common stock under our at-the-market equity offering program during the first nine months of 2021, resulting in net proceeds of approximately $330 million; while in the first nine months of 2020, we sold 15.4 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $294 million.

MPT Operating Partnership, L.P.

At September 30, 2021, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership. During the nine months ended September 30, 2021 and 2020, the Operating Partnership issued approximately 52.6 million and 15.4 million units, respectively, in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same periods.

7. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 5.7 million shares remain available for future stock awards as of September 30, 2021. Share-based compensation expense totaled $38.6 million and $34.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2021		As of December 31, 2020
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$64,622	$64,967	$46,208	$45,381
Loans(1)	1,350,394	1,348,187	751,341	756,608
Debt, net	(10,581,023)	(10,920,597)	(8,865,458)	(9,226,564)
(1)

Excludes the $205 million acquisition loan made in May 2020 to our international joint venture (see Note 3 for further details) and the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method.

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

At September 30, 2021 and December 31, 2020, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2021		As of December 31, 2020
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$130,148	$130,148	$136,332	$136,332	Mortgage loans
Equity investment and other loans	222,420	222,420	218,775	218,775	Equity investments/Other loans

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$171,395	$131,357
Non-controlling interests’ share in net income	(258)	(251)
Participating securities’ share in earnings	(328)	(435)
Net income, less participating securities’ share in earnings	$170,809	$130,671
Denominator:
Basic weighted-average common shares	595,119	531,095
Dilutive potential common shares	2,201	1,341
Diluted weighted-average common shares	597,320	532,436

	For the Nine Months Ended September 30,
	2021	2020
Numerator:
Net income	$450,096	$322,166
Non-controlling interests’ share in net income	(611)	(600)
Participating securities’ share in earnings	(1,088)	(1,386)
Net income, less participating securities’ share in earnings	$448,397	$320,180
Denominator:
Basic weighted-average common shares	586,291	526,651
Dilutive potential common shares	1,680	1,181
Diluted weighted-average common shares	587,971	527,832

MPT Operating Partnership, L.P.

Our earnings per common unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$171,395	$131,357
Non-controlling interests’ share in net income	(258)	(251)
Participating securities’ share in earnings	(328)	(435)
Net income, less participating securities’ share in earnings	$170,809	$130,671
Denominator:
Basic weighted-average units	595,119	531,095
Dilutive potential units	2,201	1,341
Diluted weighted-average units	597,320	532,436

	For the Nine Months Ended September 30,
	2021	2020
Numerator:
Net income	$450,096	$322,166
Non-controlling interests’ share in net income	(611)	(600)
Participating securities’ share in earnings	(1,088)	(1,386)
Net income, less participating securities’ share in earnings	$448,397	$320,180
Denominator:
Basic weighted-average units	586,291	526,651
Dilutive potential units	1,680	1,181
Diluted weighted-average units	587,971	527,832

10. Commitments and Contingencies

Commitments

On September 15, 2021, we entered into definitive agreements to lease five general acute care hospitals located in Utah to HCA following an agreement by HCA to purchase the operations of these five facilities from Steward. Upon completion of the transaction between HCA and Steward, we will enter into a new master lease with HCA for these five facilities (the “HCA Transaction”). The consummation of the HCA Transaction, which is subject to regulatory approval, is expected in the first half of 2022.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

11. Other Assets

The following is a summary of our other assets on our condensed consolidated balance sheets (in thousands):

	As of September 30, 2021	As of December 31, 2020
Debt issue costs, net(1)	$6,147	$192
Other corporate assets	196,900	167,929
Prepaids and other assets	112,930	87,948
Total other assets	$315,977	$256,069
(1)	Relates to our revolving credit facility.

Other corporate assets include land and improvements associated with our corporate offices, furniture and fixtures, equipment, corporate vehicles, aircraft, enterprise and other software, deposits, and right-of-use assets associated with certain corporate leases. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

12. Subsequent Events

0.993% Senior Unsecured Notes due 2026

On October 6, 2021, we completed a €500 million unsecured notes offering. The notes were issued at par value, and interest on the notes is payable annually on October 15 of each year, commencing on October 15, 2022. The notes pay interest in cash at a rate of 0.993% and mature on October 15, 2026.

With proceeds from this offering, on October 22, 2021, we redeemed all of our outstanding €500 million aggregate principal amount of 4.000% Senior Unsecured Notes due 2022, including accrued and unpaid interest. As a result of this redemption, we incurred a charge of approximately €18 million (including redemption premiums and accelerated amortization of deferred debt issuance costs).

Other

On October 19, 2021, we acquired 18 inpatient behavioral health facilities throughout the U.S. and an interest in the operations of Springstone, LLC (“Springstone”) for total consideration of $950 million, plus closing and other transaction costs. These facilities are leased to Springstone pursuant to a long-term master lease with annual escalations and multiple extension options. We funded this acquisition with a combination of borrowings from the July 2021 Interim Credit Facility, the revolving credit facility, and cash on-hand.

On October 21, 2021, we acquired an acute care facililty in Portugal for €17.8 million. This facility is leased to Atrys Health pursuant to a long-term master lease with annual escalations.

Subsequent to September 30, 2021, we completed the sales of our equity interest in the operations of German acute hospital operator ATOS Clinics International and separately of our equity interest in the operations of German post-acute operator MEDIAN at a gain.

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

•

the impact of COVID-19 on our business, our joint ventures, and the business of our tenants/borrowers and the economy in general, as well as other factors that may affect our business, our joint ventures or that of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or other pandemics and subsequent government actions in reaction to such matters;

•

the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transactions disclosed in Note 3 and Note 10) that have not closed as of the date hereof may not be satisfied;

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, and our accounting policy on consolidation. During the nine months ended September 30, 2021, there were no material changes to these policies.

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

At September 30, 2021, our portfolio consisted of 426 properties leased or loaned to 51 operators, of which two are under development and four are in the form of mortgage loans.

Our investments in healthcare real estate, including mortgage loans, as well as any loans made to and equity investments in our tenants are considered a single reportable segment. At September 30, 2021, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2021	% of Total	As of December 31, 2020	% of Total
Real estate assets - at cost	$16,583,748	84.1%	$14,337,929	85.2%
Accumulated real estate depreciation and amortization	(936,289)	-4.7%	(833,529)	-5.0%
Cash and cash equivalents	349,652	1.8%	549,884	3.3%
Equity investments	1,170,171	5.9%	1,123,623	6.7%
Other loans	1,502,677	7.6%	858,368	5.1%
Other	1,042,028	5.3%	792,739	4.7%
Total assets	$19,711,987	100.0%	$16,829,014	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of September 30, 2021 as compared to December 31, 2020 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of September 30, 2021		As of December 31, 2020
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Florida market	$1,260,206	5.7%	$215,105	1.1%
Massachusetts market	1,162,101	5.3%	1,500,915	7.3%
Texas/Arkansas/Louisiana market	1,060,506	4.8%	1,045,982	5.1%
Arizona market	319,760	1.4%	332,239	1.6%
Ohio/Pennsylvania market	133,751	0.6%	151,785	0.7%
Utah market(1)	—	—	1,260,147	6.2%
Circle	2,470,658	11.2%	2,520,019	12.3%
Prospect	1,623,254	7.3%	1,597,950	7.8%
Swiss Medical Network	1,242,022	5.6%	1,177,520	5.8%
HCA	1,235,498	5.6%	8,844	—
Other operators	10,508,227	47.5%	9,826,336	48.2%
Other assets	1,110,337	5.0%	792,739	3.9%
Total	$22,126,320	100.0%	$20,429,581	100.0%
(1)	2021 column is shown pro forma for the transaction discussed in Note 10 to Item 1 of this Form 10-Q.

Total Pro Forma Gross Assets by U.S. State and Country

	As of September 30, 2021		As of December 31, 2020
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$2,178,399	9.8%	$1,923,440	9.4%
California	1,656,353	7.5%	1,382,663	6.8%
Florida	1,286,016	5.8%	240,915	1.2%
Utah	1,255,468	5.7%	1,295,329	6.4%
Massachusetts	1,167,501	5.3%	1,506,315	7.4%
All other states	5,024,965	22.7%	4,607,471	22.5%
Other domestic assets	725,314	3.3%	680,678	3.3%
Total U.S.	$13,294,016	60.1%	$11,636,811	57.0%
United Kingdom	$4,352,007	19.7%	$4,636,634	22.7%
Germany	1,279,598	5.8%	1,361,019	6.6%
Switzerland	1,242,022	5.6%	1,177,520	5.7%
Australia	1,038,165	4.6%	997,878	4.9%
Spain	214,566	1.0%	221,134	1.1%
All other countries	320,923	1.5%	286,524	1.4%
Other international assets	385,023	1.7%	112,061	0.6%
Total international	$8,832,304	39.9%	$8,792,770	43.0%
Grand total	$22,126,320	100.0%	$20,429,581	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total pro forma gross assets as of September 30, 2021.

On an adjusted revenues basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended September 30, 2021 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenues by Operator

	For the Three Months Ended September 30,
	2021		2020
Operators	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
Steward
Massachusetts market	$35,965	8.5%	$34,521	9.7%
Utah market	31,879	7.5%	31,333	8.8%
Texas/Arkansas/Louisiana market	21,740	5.1%	15,700	4.4%
Florida market	16,929	4.0%	3,632	1.0%
Arizona market	8,126	1.9%	8,193	2.3%
Ohio/Pennsylvania market	3,236	0.8%	3,260	0.9%
Circle	52,612	12.4%	48,145	13.5%
Prospect	37,864	8.9%	38,676	10.8%
Prime	29,035	6.8%	36,032	10.1%
Priory	27,238	6.4%	—	—
Other operators	159,284	37.7%	137,465	38.5%
Total	$423,908	100.0%	$356,957	100.0%

Total Adjusted Revenues by U.S. State and Country

	For the Three Months Ended September 30,
	2021		2020
U.S. States and Other Countries	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
California	$40,850	9.6%	$39,768	11.1%
Texas	38,007	9.0%	29,948	8.4%
Massachusetts	36,123	8.5%	34,680	9.7%
Utah	32,837	7.7%	32,283	9.1%
Pennsylvania	19,972	4.7%	20,101	5.6%
All other states	104,667	24.8%	94,327	26.4%
Total U.S.	$272,456	64.3%	$251,107	70.3%
United Kingdom	$90,141	21.3%	$54,745	15.4%
Germany	25,755	6.1%	25,294	7.1%
All other countries	35,556	8.3%	25,811	7.2%
Total international	$151,452	35.7%	$105,850	29.7%
Grand total	$423,908	100.0%	$356,957	100.0%

Total Adjusted Revenues by Facility Type

	For the Three Months Ended September 30,
	2021		2020
Facility Types	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
General acute care hospitals	$334,239	78.8%	$299,090	83.8%
Inpatient rehabilitation hospitals	44,825	10.6%	42,463	11.9%
Behavioral health facilities	32,843	7.8%	2,978	0.8%
Long-term acute care hospitals	8,120	1.9%	8,604	2.4%
Freestanding ER/urgent care facilities	3,881	0.9%	3,822	1.1%
Total	$423,908	100.0%	$356,957	100.0%

Results of Operations

Three Months Ended September 30, 2021 Compared to September 30, 2020

Net income for the three months ended September 30, 2021, was $171.1 million ($0.29 per diluted share), compared to $131.1 million ($0.25 per diluted share) for the three months ended September 30, 2020. This 30% increase in net income is primarily due to incremental revenue from new investments made in the second half of 2020 and the first nine months of 2021, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense, and general and administrative costs due to the growth of the company. In addition, our gain on sale of real estate was greater in the 2021 third quarter compared to the prior year; while, income taxes were lower in the 2021 third quarter due to the tax rate increase in the United Kingdom in the 2020 third quarter. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $262.8 million for the 2021 third quarter, or $0.44 per diluted share, as compared to $220.7 million, or $0.41 per diluted share, for the 2020 third quarter. Similar to net income, this 19% increase in Normalized FFO is primarily due to incremental revenue from new investments made in the second half of 2020 and the first nine months of 2021.

A comparison of revenues for the three month periods ended September 30, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021	% of Total	2020	% of Total	Year over Year Change
Rent billed	$242,211	62.0%	$192,953	58.6%	25.5%
Straight-line rent	64,637	16.5%	51,125	15.5%	26.4%
Income from financing leases	50,667	13.0%	52,544	15.9%	-3.6%
Interest and other income	33,264	8.5%	32,836	10.0%	1.3%
Total revenues	$390,779	100.0%	$329,458	100.0%	18.6%

Our total revenue for the 2021 third quarter is up $61.3 million, or 19%, over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $62.8 million over the prior year of which approximately $49.6 million is incremental revenue from acquisitions made in 2020 and 2021 (including $18.4 million from the Priory transaction as described in Note 3 to the condensed consolidated financial statements), $6.3 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $3.3 million is from capital additions in 2021, $1.0 million is from the commencement of rent on two development properties, and approximately $4.0 million is from favorable foreign currency fluctuations. This increase is partially offset by lower revenues from disposals.

•

Income from financing leases – down $1.9 million due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest mortgage loans to fee simple asset ownership.

•	Interest and other income – up $0.4 million from the prior year due to the following:
o

Interest from loans – up $0.3 million over the prior year due to $13.9 million of incremental revenue earned on loan investments in late 2020 and the first nine months of 2021, including $5.2 million earned on the £250 million loan made to Priory in 2021 and $2.8 million from the loans made for three Colombia properties in 2020. This increase is partially offset by $1.1 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $3.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $9.2 million related to the repayment of Prime loans in the fourth quarter of 2020.

o	Other income – up $0.1 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for the quarters ended September 30, 2021 and 2020 totaled $94.1 million and $82.3 million, respectively. This increase is primarily related to new debt issuances in late 2020 and 2021 to fund new investments, as our weighted-average interest rate of 3.4% for the three months ended September 30, 2021 is lower than the 3.8% in the same period in 2020.

Real estate depreciation and amortization during the third quarter of 2021 increased to $85.0 million from $69.7 million in 2020 due to new investments made after September 30, 2020.

Property-related expenses totaled $7.1 million and $5.9 million for the quarters ended September 30, 2021 and 2020, respectively. Approximately $4.0 million represents costs that were reimbursed by our tenants and included in “Interest and other income” line on our condensed consolidated statements of net income for each quarter ended September 30, 2021 and 2020.

As a percentage of revenue, general and administrative expenses represented 9.4% for the 2021 third quarter, slightly lower than 9.6% in the prior year. On a dollar basis, general and administrative expenses totaled $36.7 million for the 2021 third quarter, which is a $5.0 million increase from the prior year third quarter and reflective of the growth of the company, in particular our continued international expansion.

During the three months ended September 30, 2021, we disposed of four facilities resulting in a net gain of $9.3 million. During the three months ended September 30, 2020, we disposed of four facilities and two ancillary properties resulting in a net loss of $0.9 million.

Earnings from equity interests was $7.2 million for the quarter ended September 30, 2021, up $1.3 million from the same period in 2020, primarily due to $1.1 million more income generated on our equity investment in Infracore, which we increased our ownership in during the 2020 fourth quarter.

Income tax expense includes U.S. federal and state income taxes on our domestic TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.6 million income tax expense for the three months ended September 30, 2021 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia. In comparison, we incurred $16.0 million in income tax expense in the third quarter of 2020, primarily from income generated by our investments in the United Kingdom, including an adjustment of approximately $9 million to reflect an increase in the United Kingdom corporate tax rate from 17% to 19%. Excluding the one-time adjustment for the increase in United Kingdom tax rates, the increase in income tax expense is primarily related to an increase in foreign taxable income as a result of investments made in 2020 and 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $44 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

Net income for the nine months ended September 30, 2021, was $449.5 million ($0.76 per diluted share), compared to $321.6 million ($0.61 per diluted share) for the nine months ended September 30, 2020. This 40% increase in net income is primarily due to incremental revenue from new investments made in late 2020 and the first nine months of 2021, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense, general and administrative costs, and income taxes due to the growth of the company, including approximately $43 million of income tax expense charged in 2021 related to the increase in corporate tax rates in the United Kingdom compared to $9 million in 2020. Normalized FFO, after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures”), was $757.3 million for the first nine months of 2021, or $1.29 per diluted share, as compared to $611.5 million, or $1.16 per diluted share, for the first nine months of 2020. Similar to net income, this 24% increase in Normalized FFO is primarily due to incremental revenue from new investments in 2020 and the first half of 2021.

A comparison of revenues for the nine month periods ended September 30, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021	% of Total	2020	% of Total	Year over Year Change
Rent billed	$672,425	59.2%	$538,277	58.8%	24.9%
Straight-line rent	174,975	15.4%	103,697	11.3%	68.7%
Income from financing leases	151,898	13.4%	157,469	17.2%	-3.5%
Interest and other income	136,038	12.0%	115,989	12.7%	17.3%
Total revenues	$1,135,336	100.0%	$915,432	100.0%	24.0%

Our total revenue for the first nine months of 2021 is up $219.9 million, or 24%, from the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) – up $205.4 million over the prior year of which approximately $115.5 million is incremental revenue from acquisitions made in 2020 and 2021 (including $51.3 million from the two Steward properties in Utah that were acquired from proceeds of the mortgage loan conversions in the third quarter of 2020), $23.3 million is from more straight-line rent write-offs in 2020, $19.3 million is due to the Circle lease amendment in the second quarter of 2020 (as described in Note 3 to the condensed consolidated financial statements), $19.0 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $9.0 million is from capital additions in 2021, $6.9 million is from the commencement of rent on three development properties, and approximately $17.6 million is from favorable foreign currency fluctuations. This increase is partially offset by lower revenues from disposals and properties vacated since the 2020 third quarter.

•

Income from financing leases – down $5.6 million due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest mortgage loans to fee simple asset ownership.

•	Interest and other income – up $20.0 million from the prior year due to the following:
o

Interest from loans – up $7.9 million over the prior year due to $73.7 million of incremental revenue earned on loan investments in 2020 and the first nine months of 2021, including $40.4 million earned on the two loans made to Priory in 2021 and $15.0 million from the loans made to the international joint venture and for three Colombia properties in 2020, along with $0.9 million of favorable foreign currency fluctuations. This increase is partially offset by $30.6 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $9.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $27.6 million related to the repayment of Prime loans in the fourth quarter of 2020.

o

Other income – up $12.1 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance. Additionally, other income is higher in 2021 due to an approximate $1 million write-off of straight-line rent related to ground leases on certain Adeptus facilities in the 2020 first quarter.

Interest expense for the nine months ended September 30, 2021 and 2020, totaled $273.4 million and $243.5 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2021, as our weighted-average interest rate of 3.4% for the nine months ended September 30, 2021 was lower than the 3.9% in the same period in 2020.

Real estate depreciation and amortization during the first nine months of 2021 increased to $237.1 million from $192.0 million in the same period of 2020 due to new investments made after September 30, 2020.

Property-related expenses totaled $31.3 million and $19.2 million for the nine months ended September 30, 2021 and 2020, respectively. Of the property expenses in the first nine months of 2021 and 2020, approximately $23.1 million and $10.9 million, respectively, represents costs that were reimbursed by our tenants and included in “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 9.5% for the first nine months of 2021, which is lower than the 10.6% in same period of the prior year. On a dollar basis, general and administrative expenses totaled $107.3 million for the first nine months of 2021, which is a $10.2 million increase from the same period of the prior year and reflective of the growth of the company, in particular our continued international expansion.

During the nine months ended September 30, 2021, we disposed of nine facilities and one ancillary property resulting in a net gain of $9.0 million. During the nine months ended September 30, 2020, we disposed of nine facilities and six ancillary properties resulting in a net loss of $2.7 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus properties and one Alecto facility in the first quarter of 2020 (see Note 3 to the condensed consolidated financial statements for further details).

Earnings from equity interests was $21.6 million for the first nine months of 2021, up $6.4 million from the same period of 2020, primarily due to $4.6 million more income generated on our equity investment in Infracore, which we increased our ownership in during the 2020 fourth quarter.

Debt refinancing and unutilized financing costs were $2.3 million in the first nine months of 2021 as a result of the early termination of our January 2021 Interim Credit Facility and the amendment to our Credit Facility in the first quarter of 2021 (see Note 4 to the condensed consolidated financial statements for more detail). In the first nine months of 2020, we incurred $0.6 million of accelerated commitment fee amortization expense associated with our British pound sterling term loan.

In the first nine months of 2021, we recorded a favorable non-cash fair value adjustment of $2.8 million to mark our investment in Aevis Victoria SA stock to market. This adjustment (reflected in the “Other” line of our condensed consolidated statements of net income) was a $5.2 million unfavorable adjustment in the first nine months of 2020, primarily due to the decline of this stock during 2020 due to the COVID-19 pandemic.

Income tax expense typically includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $69.1 million income tax expense for the nine months ended September 30, 2021, is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, including a one-time adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25% in the second quarter of 2021. In comparison, we recorded $24.8 million of income tax expense in the first nine months of 2020 from income generated by our investments in the United Kingdom and Australia, including tax adjustments of $9 million to reflect corporate tax rate changes in the United Kingdom and elsewhere. Excluding the one-time adjustments for the increase in tax rates, the increase in income tax expense is primarily related to higher foreign taxable income earned as a result of investments made in 2020 and the first nine months of 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $44 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

In addition to presenting FFO in accordance with the Nareit definition, we disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations less meaningful to investors and analysts.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FFO information:
Net income attributable to MPT common stockholders	$171,137	$131,106	$449,485	$321,566
Participating securities’ share in earnings	(328)	(435)	(1,088)	(1,386)
Net income, less participating securities’ share in earnings	$170,809	$130,671	$448,397	$320,180
Depreciation and amortization	98,492	80,841	277,089	223,166
(Gain) loss on sale of real estate	(9,294)	927	(8,896)	2,703
Real estate impairment charges	—	—	—	19,006
Funds from operations	$260,007	$212,439	$716,590	$565,055
Write-off (recovery) of straight-line rent and other	3,650	1,266	(1,601)	27,098
Non-cash fair value adjustments	(819)	(1,575)	(2,763)	9,030
Tax rate and other changes	—	8,535	42,746	9,661
Debt refinancing and unutilized financing costs	—	—	2,339	611
Normalized funds from operations	$262,838	$220,665	$757,311	$611,455
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.29	$0.25	$0.76	$0.61
Depreciation and amortization	0.17	0.15	0.48	0.42
(Gain) loss on sale of real estate	(0.02)	—	(0.02)	0.01
Real estate impairment charges	—	—	—	0.03
Funds from operations	$0.44	$0.40	$1.22	$1.07
Write-off (recovery) of straight-line rent and other	—	—	—	0.05
Non-cash fair value adjustments	—	—	—	0.02
Tax rate and other changes	—	0.01	0.07	0.02
Debt refinancing and unutilized financing costs	—	—	—	—
Normalized funds from operations	$0.44	$0.41	$1.29	$1.16

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

	As of	As of
	September 30, 2021	December 31, 2020
Total assets	$19,711,987	$16,829,014
Add:
Real estate commitments on new investments(1)	990,002	1,901,087
Unfunded amounts on development deals and commenced capital improvement projects(2)	180,529	166,258
Accumulated depreciation and amortization	936,289	833,529
Incremental gross assets of our joint ventures and other(3)	1,752,842	1,287,077
Less:
Cash used for funding the transactions above(4)	(1,445,329)	(587,384)
Total pro forma gross assets	$22,126,320	$20,429,581

(1)

The 2021 column reflects investments made or committed to subsequent to September 30, 2021, including the commitment to invest $950 million in a behavioral health platform across nine states and the commitment to acquire one facility in Portugal for €18 million. The 2020 column reflects investments made in 2021, including the acquisition of 35 facilities in the United Kingdom on January 19, 2021.

(2)

Includes $31.1 million and $65.5 million of unfunded amounts on ongoing development projects and $149.4 million and $100.8 million of unfunded amounts on capital improvement projects, as of September 30, 2021 and December 31, 2020, respectively.

(3)	Includes an adjustment to reflect our share of our joint ventures’ gross assets.
(4)

Includes cash available on-hand plus cash generated from activities subsequent to period-end such as loan repayments or dispositions (including the Macquarie Transaction discussed in Note 3 to Item 1 to this Form 10-Q).

Adjusted revenues

Adjusted revenues are total revenues adjusted for our pro rata portion of similar revenues in our real estate joint venture arrangements. We believe adjusted revenues are useful to investors as it provides a more complete view of revenues across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenues (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Total revenues	$390,779	$329,458
Revenues from real estate properties owned through joint venture arrangements	33,129	27,499
Total adjusted revenues	$423,908	$356,957

LIQUIDITY AND CAPITAL RESOURCES

2021 Cash Flow Activity

During the first nine months of 2021, we generated approximately $577 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows, along with $11 million received from Steward in the first quarter of 2021 as a return of capital distribution, to fund our dividends of $476 million and certain investment activities. In addition, we invested approximately $3.2 billion in real estate and other assets, including the £1.1 billion Priory Group Transaction (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand and cash generated from the $1.0 billion of net proceeds from the sales of stock during the first nine months of 2021, £850 million from the issuance of senior unsecured notes, approximately $140 million in loan principal repayments, and $650 million in borrowings under the July 2021 Interim Credit Facility.

See Note 12 to Item 1 of this Form 10-Q for cash flow activity occurring subsequent to September 30, 2021 as it relates to debt and additional investments.

2020 Cash Flow Activity

During the first nine months of 2020, we generated approximately $442 million of cash flows from operating activities (which did not include approximately $35 million of revenue earned on the Circle Transaction as such rent was prepaid before the acquisition closed), primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $423 million. In addition, we invested approximately $2.8 billion in real estate and other assets, including the £1.5 billion Circle Transaction (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand, proceeds from a £700 million British pound sterling term loan, the sale of 15.4 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $294 million, and $225 million from our revolving portion of the Credit Facility.

Short-term Liquidity Requirements:

At November 1, 2021 and including receipt of £250 million repaid by Waterland VII pursuant to the Priory acquisition loan (as described in Note 3 to Item 1 of this Form 10-Q) and borrowings to fund new investments made subsequent to September 30, 2021 (as described in Note 12 to Item 1 of this Form 10-Q), our liquidity approximates $1.0 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $250 million of availability under our at-the-market equity program, and expected cash proceeds from the Macquarie Transaction of approximately $1.3 billion (as described in Note 3 to Item 1 of this Form 10-Q) is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects), and debt service obligations for the next twelve months (including contractual interest payments and the repayment of the $990 million principal balance outstanding on the July 2021 Interim Credit Facility due in July 2022). We expect that other capital recycling transactions (that could include sales of single facilities) will further improve our liquidity and our leverage ratio, although no assurances can be given that our capital recycling efforts (including the closing of the Macquarie Transaction) will be successful.

Long-term Liquidity Requirements:

As of November 1, 2021, our liquidity approximates $1.0 billion. We believe that our liquidity, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, approximately $250 million of availability under our at-the-market equity program, and expected cash proceeds from the Macquarie Transaction of approximately $1.3 billion, is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to make additional investments, to fund debt maturities coming due starting in 2022 and beyond, to strategically refinance any existing debt in order to reduce interest rates, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•	strategic property sales or joint ventures;
•	sale of equity securities;
•	new bank term loans;
•	new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•	new secured loans on real estate.

There is no assurance that conditions will be favorable for such possible transactions (particularly in light of the ongoing COVID-19 pandemic) or that our plans (including the closing of the Macquarie Transaction) will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 1, 2021 are as follows (in thousands):

2021	$—
2022	990,000
2023	547,280
2024	1,632,160
2025	1,535,640
Thereafter	6,861,790
Total	$11,566,870

Contractual Commitments

We presented our contractual commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and updated the schedule in the second quarter of 2021. Except for changes to our purchase obligations and debt, as more fully described in Note 12 to Item 1 of this Quarterly Report on Form 10-Q, there have been no other significant changes through November 1, 2021.

The following table updates our contractual commitments schedule for these updates as of November 1, 2021 (in thousands):

Contractual Commitments	2021(1)	2022	2023	2024	2025	Thereafter	Total
0.993% Senior Unsecured Notes due 2026(2)	$—	$5,880	$5,738	$5,738	$5,739	$583,639	$606,734
Purchase obligations	47,895	188,347	157,012	111,723	77,248	131,945	714,170
(1)	This column represents obligations post November 1, 2021.
(2)

We used the proceeds from this offering to redeem all of our outstanding €500 million aggregate principal amount of 4.000% Senior Unsecured Notes due 2022 as more fully described in Note 12 to Item 1 of this Quarterly Report on Form 10-Q.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2021:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency hedging, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S., and the general trend in foreign currency exchange rates.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2021, our outstanding debt totaled $10.6 billion, which consisted of fixed-rate debt of approximately $9.5 billion (after considering interest rate swaps in-place) and variable rate debt of $1.1 billion. If market interest rates increase by 1%, the fair value of our debt at September 30, 2021 would decrease by approximately $7.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.1 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.1 billion, the balance of such variable rate debt at September 30, 2021.

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

	Net Income Impact	FFO Impact
British pound (£)(1)	$5,738	$9,721
Euro (€)	132	2,025
Swiss franc (CHF)	551	1,624
Australian dollar (AUD $)	652	1,730
Colombian peso (COP)	524	524
(1)	Excludes impact from the one-time tax adjustment discussed in Note 5 in Item 1 to this Form 10-Q.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee

10.2*

Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2021, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 9, 2021