Form 10-K
period 2021-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2022-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Medical Properties Trust, Inc.    Yes  ☐        No  ☒                MPT Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the 584.1 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $11.7 billion based upon the last reported sale price of $20.10 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 18, 2022, 599.9 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 26, 2022 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2021, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to close on any pending transactions on the time schedule or terms described or at all;
•	our ability to acquire, develop, and/or manage additional facilities in the United States (“U.S.”), Europe, Australia, South America, or other foreign locations;
•	availability of suitable facilities to acquire or develop;
•	our ability to enter into, and the terms of, our prospective leases and loans;
•	our ability to raise additional funds through offerings of debt and equity securities, joint venture arrangements, and/or property disposals;
•	our ability to obtain future financing arrangements;
•	estimates relating to, and our ability to pay, future distributions;
•	our ability to service our debt and comply with all of our debt covenants;
•	our ability to compete in the marketplace;
•	lease rates and interest rates;
•	market trends;
•	projected capital expenditures; and
•	the impact of technology on our facilities, operations, and business.

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

•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities, refinance existing debt, and our future interest expense; and

•

the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our real estate assets or on an unsecured basis;

•

the impact of the coronavirus (“COVID-19”) pandemic on our business, our joint ventures, and the business of our tenants/borrowers and the economy in general, as well as the impact of other factors that may affect our business, our joint ventures or that of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or other pandemics and subsequent government actions in reaction to such matters;

•

the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transactions described in the notes to Item 8 of this Annual Report on Form 10-K) that have not closed as of the date hereof may not be satisfied;

•	the possibility that the anticipated benefits from any or all of the transactions we have entered into or will enter into may take longer to realize than expected or will not be realized at all;
•	the competitive environment in which we operate;
•	the execution of our business plan;
•	financing risks;
•	acquisition and development risks;
•	potential environmental contingencies and other liabilities;
•	adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•	other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•	our ability to maintain our status as a REIT for U.S. federal and state income tax purposes;
•	our ability to attract and retain qualified personnel;
•	changes in foreign currency exchange rates;
•	changes in federal, state, or local tax laws in the U.S., Europe, Australia, South America, or other jurisdictions in which we may own healthcare facilities or transact business; and
•	healthcare and other regulatory requirements of the U.S., Europe, Australia, South America, and other foreign countries.

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

Overview

We are a self-advised real estate investment trust (“REIT”) formed in 2003 to acquire and develop net-leased healthcare facilities. We currently have investments in 437 facilities and approximately 46,000 licensed beds in 32 states in the U.S., in six countries in Europe, across Australia, and in Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

Our business strategy is to acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for acquisition, working capital, and other purposes. From time-to-time, we may also acquire a profits or other equity interest in certain of our tenants that gives us a right to share in such tenant’s profits and losses. Our business model facilitates acquisitions and recapitalization, and allows operators of healthcare facilities to unlock the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

Our investments in healthcare real estate, other loans, and any equity investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 of this Annual Report on Form 10-K.

At December 31, 2021 and 2020, our total assets were made up of the following (dollars in thousands):

	2021		2020
Real estate assets - at cost	$17,425,765	84.9%	$14,337,929	85.2%
Accumulated real estate depreciation and amortization	(993,100)	-4.8%	(833,529)	-5.0%
Cash and cash equivalents	459,227	2.2%	549,884	3.3%
Equity investments	1,181,025	5.8%	1,123,623	6.7%
Other loans	1,328,653	6.5%	858,368	5.1%
Other	1,118,231	5.4%	792,739	4.7%
Total assets(1)	$20,519,801	100.0%	$16,829,014	100.0%

(1)

At December 31, 2021, our total pro forma gross assets were $22.3 billion, which represents total assets plus accumulated depreciation and amortization adjusted for our unconsolidated real estate joint ventures and assumes funding of all real estate commitments and unfunded amounts on development deals and commenced capital improvement projects at December 31, 2021 – see section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Revenues

The following is a breakdown of our revenues for the years ended December 31 (dollars in thousands):

	2021		2020
Rent billed	$931,942	60.4%	$741,311	59.4%
Straight-line rent	241,433	15.6%	158,881	12.7%
Income from financing leases	202,599	13.1%	206,550	16.5%
Interest and other income	168,695	10.9%	142,496	11.4%
Total revenues(1)	$1,544,669	100.0%	$1,249,238	100.0%

(1)

For 2021 and 2020, our adjusted revenues were $1.7 billion and $1.4 billion, respectively, which adjusts actual total revenues to include our pro rata portion of similar revenues in our unconsolidated real estate joint venture arrangements. See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2021 and 2020.

Portfolio of Properties

As of February 18, 2022, our portfolio consisted of 437 properties: 423 facilities are leased to 52 tenants, three are under development, five are in the form of mortgage loans to three operators, and six properties, representing less than 1% of total pro forma gross assets, are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 98 facilities are owned by way of our four unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 206 general acute care hospitals, 58 behavioral health facilities, 111 inpatient rehabilitation hospitals (“IRFs”), 20 long-term acute care hospitals (“LTACHs”), and 42 freestanding ER/urgent care facilities (“FSERs”).

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. In addition, we may selectively structure certain of our investments as long-term, interest-only mortgage loans to healthcare operators. Our mortgage loans are typically structured such that we obtain annual cash returns similar to our net leases. In addition, we have obtained and may continue to obtain profits or other interests in certain of our tenants’ operations in order to enhance our overall return.

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, there are 5,139 community hospitals (according to the American Hospital Association) and an estimated $500-$750 billion of operator-owned hospital real estate facilities in the U.S. alone (according to industry reports). We typically focus on acquiring and developing net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•

General acute care hospitals — provide inpatient care for the treatment of acute conditions and manifestations of chronic conditions. This type of facility also provides ambulatory care through onsite emergency rooms.

•

Behavioral health facilities — specialty facilities focused on the treatment of mental, social, and even physical illnesses, while promoting the health and well-being of the body, mind, and spirit. Behavioral health services range in acuity of care from outpatient therapy and drug and alcohol rehabilitation services to secured, inpatient mental health hospital care.

•	IRFs — provide rehabilitation to patients with various neurological, musculoskeletal orthopedic, and other medical conditions following stabilization of their acute medical issues.
•

LTACHs — specialty-care hospitals designed for patients with serious medical problems that require intense, specialized treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.

•

FSERs — provide emergency medical services comparable to most hospital emergency rooms, while not physically attached to a hospital campus. Urgent care centers operate similarly, but generally provide care for non-emergent injuries and illnesses.

On a property type basis, our total pro forma gross assets at December 31, 2021 and total adjusted revenues for the 2021 year are as follows:

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

At December 31, 2021, no single property accounted for more than 3% of our total assets or our total pro forma gross assets, similar to the prior year. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S., and in Europe, Australia, and South America. See below for investment concentration in the U.S. and our global concentration at December 31, 2021, along with our concentration of adjusted revenues for the year ended December 31, 2021:

TOTAL PRO FORMA GROSS ASSETS BY COUNTRY

TOTAL ADJUSTED REVENUES BY COUNTRY

1%
1%
1%
5%
6%
6%
20%
60%
United States
United Kingdom
Switzerland
Germany
Australia
Spain
Other Countries
Other
6%
4%
1%
1%
3%
20%
65%

PRO FORMA GROSS ASSETS BY U.S. STATE

ADJUSTED REVENUES BY U.S. STATE

3%
10%
23%
7%
6%
6%
5%
Texas
California
Florida
Utah
Massachusetts
27 Other States
Other
9%
26%
9%
4%
8%
9%

See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Underwriting/Asset Management

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

Key factors that we may consider in underwriting prospective deals and in our ongoing monitoring of our tenants’ (and guarantors’) performance, as well as the condition of our properties, include, but are not limited to, the following:

•	the scope and breadth of clinical services and programs, including utilization trends (both inpatient and outpatient) by service type;
•	the size and composition of medical staff and physician leadership at our facilities, including specialty, tenure, and number of procedures performed and/or referrals;
•	an evaluation of our operators’ administrative team, as applicable, including background and tenure within the healthcare industry;
•	staffing trends, including ratios, turnover metrics, recruitment and retention strategies at corporate and individual facility levels;
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

•	the level of investment in the hospital infrastructure and health IT systems; and
•	physical real estate due diligence, typically including property condition and Phase 1 environmental assessments, along with annual property inspections thereafter.

In addition to the key factors above, we may analyze the physician relationships with the hospital and study admissions to understand how broad such referrals are to the hospital. Finally, we typically address two primary questions when underwriting an investment – 1) is this hospital truly needed in the market? and 2) would the community suffer were the hospital not there? We believe answers to these two questions can usually provide significant insight on whether or not to move forward with a particular investment.

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

As noted previously, we have investments in nine different countries across four continents. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we currently do business (according to government sources and healthcare industry reports):

United States

•	U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.
•

U.S. currently ranks highest in overall health expenditure in the world with $4.1 trillion in 2020, or $12,530 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 19.7% in 2020.

•	National health spending grew 9.7% in 2020 and is expected to be $6.2 trillion by 2028.
•

The largest share of total health spending was paid by the federal government at 36.3%, with individual pay at 26.1%, private business funding 16.7%, state and local governments making up 14.3%, and other private sources accounting for 6.6%.

•	Medicare spending grew 3.8% to $829.5 billion in 2020, or 20% of total National Health Expenditures (“NHE”).
•	Medicaid spending grew 9.4% to $671.2 billion in 2020, or 16% of total NHE.
•	Hospital expenditures grew 6.6% to $1,270.1 billion in 2020.
•	Out-of-pocket spending declined 3.7% to $388.6 billion in 2020.

United Kingdom

•	All English residents are entitled to public healthcare through the National Health Service (“NHS”), including hospital, physician, and mental health care.
•	Overall health expenditures grew to £269.5 billion in 2020, up from £225.2 billion in 2019.
•	Health expenditures accounted for 12.8% of GDP in 2020, compared to 10.3% in 2019.
•	Government-financed healthcare expenditure made up 79% of healthcare spending in 2019.
•	The main provider type of government-financed healthcare was hospitals, making up 48% of government healthcare expenditure in 2019.
•	Private household out-of-pocket and voluntary health insurance spending totaled £42.1 billion in 2019, up from £40 billion in 2018.

Switzerland

•	Switzerland operates a universal healthcare system which is highly decentralized with the cantons, or states, playing a key role in its operation.
•	Health expenditures accounted for 11.3% of GDP in 2019.
•	Overall health expenditures were CHF82.1 billion in 2019, which was a 2.3% increase from 2018.
•	In 2019, hospital care represented 37% of total health expenditures.

Germany

•	Health insurance in Germany is compulsory and consequently offers almost universal coverage.
•	Health expenditures were 12.5% of GDP in 2020, compared to 11.7% in 2019.
•	Health expenditures were €410.8 billion in 2019, or €4,944 per person, which was a 4.9% increase from 2018.
•	As of 2020, approximately 11.2% of the German population was covered by private health insurance.
•	Hospital expenditures totaled €93.5 billion in 2018, up from €91.3 billion in 2017.

Australia

•	Australia has a regionally administered, universal public health insurance program that is financed through general tax revenue and a government levy.
•	In 2019, health expenditures accounted for 10% of GDP.
•	Overall health expenditures were A$202.5 billion in 2020, or A$7,926 per person, compared to A$7,772 per person in 2019.
•	Health spending increased by 1.8% in 2020, which was lower than the decade average of 3.4%, primarily due to the impact of COVID-19.
•	The federal and local government funded approximately 70% of health spending in 2020.
•	In 2020, Australia spent A$83.5 billion of health expenditure on hospitals, which was an increase of 2.9% compared with the previous year.

Spain

•	Spain has a public healthcare system, mainly financed by taxes; as a result, residents have access to free or very low-cost healthcare.
•	In 2020, health expenditures accounted for 18.7% of GDP.
•	Overall health expenditures were €109.9 billion in 2018, a 4.3% increase from 2017.
•	In 2019, hospital care represented approximately 62% of the overall public healthcare expenditure.
•	Public spending accounted for 70% of all health spending in 2018.
•	Out-of-pocket payments were 22% in 2018.

Italy

•	Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents and is funded by corporate and value-added tax revenues collected by the central government.
•	In 2020, total health expenditures were €203 billion, or 9.7% of GDP.
•	In 2020, public spending on healthcare was €114 billion and private funding was €38 billion.
•	Approximately 10% of the population has some form of voluntary health insurance.
•	In 2019, 23% of total health spending was paid out-of-pocket.

Portugal

•	Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•	Health spending in Portugal accounted for 10.1% of GDP in 2020, up from 9.6% in 2019.
•	Overall health expenditures were €173 billion in 2017, or €1,122 per person.
•	Public spending accounted for 67% of all health spending in 2017.
•	In 2019, 31% of total health spending was paid out-of-pocket.

Colombia

•	Colombia provides universal public and private coverage available for purchase through private companies where all citizens are entitled to a comprehensive health benefit package.
•	In 2019, health expenditures were 7.3% of GDP.
•	In 2020, overall health expenditures were $22.6 billion and are projected to grow to $27.8 billion in 2023.
•	Out-of-pocket payments were 15% in 2018.

Our Leases and Loans

The leases of our facilities are generally “net” leases with terms requiring the tenant to pay all ongoing operating and maintenance expenses of the facility, including property, casualty, general liability, and other insurance coverages, utilities, and other charges incurred in the operation of the facilities, as well as real estate and certain other taxes, ground lease rent (if any), and the costs of capital expenditures, repairs, and maintenance (including any repairs mandated by regulatory requirements). Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities. Our current leases and loans have a weighted-average remaining initial term of 17.8 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (“CPI”), or similar indexes for properties outside the U.S. and/or fixed minimum annual rent escalations.

RIDEA and Similar Investments

We have made, and may make in the future, investments in the operations of our tenants in the form of equity investments, loans (with equity-like returns), or profit interests. Some of these investments fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS that owns health operations so long as the property is operated by an entity that qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points. At December 31, 2021, our RIDEA and similarly structured investments totaled approximately $1 billion.

Significant Tenants

On a total pro forma gross asset basis, our top five tenants were as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of December 31, 2021		As of December 31, 2020
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Florida market	$1,334,834	6.0%	$215,105	1.1%
Massachusetts market(1)	1,177,914	5.3%	1,500,915	7.3%
Texas/Arkansas/Louisiana market	1,129,624	5.1%	1,045,982	5.1%
Arizona market	338,612	1.5%	332,239	1.6%
Ohio/Pennsylvania market	141,506	0.6%	151,785	0.7%
Utah market(1)	—	—	1,260,147	6.2%
Circle	2,481,001	11.1%	2,520,019	12.3%
Prospect	1,631,691	7.3%	1,597,950	7.8%
Swiss Medical Network	1,300,431	5.8%	1,177,520	5.8%
HCA(1)	1,240,546	5.6%	8,844	—
Other operators	10,632,605	47.6%	9,826,336	48.2%
Other assets	920,573	4.1%	792,739	3.9%
Total	$22,329,337	100.0%	$20,429,581	100.0%
(1)	2021 column is shown pro forma for the pending transactions discussed in Note 3 and Note 8 to Item 8 of this Annual Report on Form 10-K.

Steward

Affiliates of Steward Health Care System LLC (collectively, “Steward”) lease 39 facilities across six different markets pursuant to one master lease agreement, which had an initial 15-year term with three five-year extension options (two of which were exercised in August 2021 to extend the initial fixed term to October 2041), plus annual inflation-based escalators. At December 31, 2021, these facilities had an average remaining initial lease term of 19.8 years. The master lease agreement’s remaining five-year extension option must include all leased properties, if elected. The master lease includes a right of first refusal for the repurchase of the leased properties. In addition to the master lease, we hold a promissory note totaling approximately $44 million, which consists of three tranches with varying terms. On January 8, 2021, we made a $335 million loan to affiliates of Steward, the terms of which provide us opportunities for participation in the value of Steward’s growth. All of the proceeds from this loan were used to redeem a similarly sized convertible loan from Steward’s former private equity sponsor. Finally, we hold a 9.9% equity investment in Steward.

As previously announced, on August 28, 2021, we entered into a definitive agreement with Macquarie Asset Management (“MAM”) to form a partnership, pursuant to which a fund managed by MAM will acquire a 50% interest in a portfolio of eight Massachusetts-based general acute care hospitals that we currently own and lease to Steward. We expect to close this transaction in the first quarter of 2022.

Additionally, on September 15, 2021, we entered into definitive agreements to lease five general acute care hospitals located in Utah to HCA Healthcare, Inc. (“HCA”) following an agreement by HCA to purchase the operations of these facilities from Steward. We expect this transaction will close during the first half of 2022.

Circle

Affiliates of Circle Health Ltd. (collectively, “Circle”) lease 36 facilities pursuant to separate lease agreements. Of these leases, 31 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining five facilities are leased pursuant to four separate leases with a weighted-average remaining initial fixed life of 14.6 years along with annual inflation-based escalators and extension options.

Prospect

Affiliates of Prospect Medical Holdings, Inc. (collectively, “Prospect”) lease 13 facilities pursuant to two master lease agreements. Both master leases had initial fixed terms of 15 years (ending in August 2034) and contain two extension options of five years and one extension option of four years and nine months, plus annual inflation-based escalators. In addition to these master leases, we hold a mortgage loan secured by a first mortgage on an acute care hospital and a term loan. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized.

Swiss Medical Network

Affiliates of Swiss Medical Network lease 17 facilities (all of which are owned through our Infracore SA (“Infracore”) joint venture arrangement – see Note 3 to Item 8 of this Annual Report on Form 10-K for more information) pursuant to 18 stand-alone leases, most of which end in 2040 or later. None of the master lease agreements have renewal or repurchase options, and each lease provides for fixed increases or inflation-based escalators. We also made a CHF 145 million investment in Swiss Medical Network on April 16, 2021.

HCA

Currently, HCA leases four facilities pursuant to one master lease agreement with varying initial terms approximating ten years, multiple extension options of five years each, and annual inflation-based escalators. As stated above, we entered into definitive agreements to lease five general acute care hospitals located in Utah to HCA. These facilities will be subject to a master lease with an initial term of 15 years with five extension options of five years each and annual inflation-based escalators. HCA will have certain options to purchase the facilities starting in 2028, while we will have certain options to sell the facilities to HCA. The purchase price under either option scenario will not be less than fair value.

No other tenant accounted for more than 6% of our total pro forma gross assets at December 31, 2021.

Environmental Matters

Under various U.S. federal, state, and local environmental laws and regulations and similar international laws, a current or previous owner, operator, or tenant of real estate may be required to remediate hazardous or toxic substance releases or threats of releases. There may also be certain obligations and liabilities on property owners with respect to asbestos containing materials. Investigation, remediation, and monitoring costs may be substantial. The confirmed presence of contamination or the failure to properly remediate contamination on a property may adversely affect our ability to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property. Generally, prior to completing an acquisition or closing a mortgage loan, we obtain Phase I environmental assessments (or similar studies outside the U.S.) in order to attempt to identify potential environmental concerns at the facilities. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title, and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. Upon closing and for the remainder of the lease or loan term, our transaction documents typically require our tenants to repair and remediate environmental issues at the applicable facility, and to comply in full with all environmental laws and regulations.

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC-5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, OSHPD adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required OSHPD to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit or up to five years if the compliance plan was for a rebuild.

As of December 31, 2021, we have 28 licensed hospitals in California totaling investments of approximately $1.7 billion. Exclusive of one hospital granted an OSHPD extension to mid-2022 (representing less than 0.6% of our total assets), under California AB 2190, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. We expect full compliance by mid-2022 for the one remaining hospital.

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

As of December 31, 2021, we estimate that our three facilities need approximately $7 million of seismic upgrades to become compliant under Colombian law. The deadline for making such upgrades is December 2024, which we fully expect to meet.

Under our current lease and loan agreements, our tenants (or borrowers) are responsible for capital expenditures in connection with seismic laws. We do not currently expect California or Colombia seismic standards to have a negative impact on our financial condition or cash flows. We also do not currently expect compliance with seismic standards to materially impact the financial condition of our tenants.

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

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time-to-time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients based on a number of factors, including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

For additional information, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, earthquake, fire, wind, and other environmental losses. We attempt to obtain the appropriate policy terms, conditions, limits, and deductibles considering the relative risk of loss and cost of coverage. However, there are certain types of extraordinary losses that may be either uninsurable or not economically insurable.

We maintain or require in our leases and mortgage loans that our tenants maintain applicable types of insurance on our facilities and their operations. In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2021, we believe that the policy specifications and insured limits of our tenant’s policies and our own policies are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice. However, no assurances can be given that we will not incur losses that are uninsured or that exceed our insurance coverage.

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

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in real estate joint ventures is also subject to such laws and regulations. Although we are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated. Our leases and mortgage loans require our tenants to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations to conform in all material respects with all applicable laws, rules, and regulations, including healthcare laws, rules, and regulations.

As in the U.S. under HIPAA, our tenants in foreign jurisdictions are typically subject to strict laws and regulations governing data protection, generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval in foreign jurisdictions may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures. Our leases and loan documents typically require our tenants, both domestic and foreign, to comply with all applicable laws, including healthcare laws, and we intend for all our business activities and operations in such jurisdictions to conform in all material respects with all applicable healthcare laws, rules, and regulations.

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

The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. The OIG recently issued revisions to the Safe Harbor Regulations aimed at reducing barriers to care coordination and allowing for greater flexibility in pursuing value-based care arrangements. Among other things, the revisions include new safe harbor protection for certain arrangements involving value-based care, patient engagement and support, cybersecurity technology and services, and outcomes-based payments. We intend to use commercially reasonable efforts to structure our arrangements with tenants so as to satisfy, or meet as closely as possible, all safe harbor conditions. We also require our tenants, under our lease or loan agreements, to comply with applicable laws which would include structuring their arrangements with third parties in a manner that complies with the Anti-Kickback Statute. We cannot assure you, however, that we or our tenants will meet all the conditions for an applicable safe harbor.

Physician Self-Referral Statute (“Stark Law”). Unless subject to an exception, the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn) prohibits a physician from making a referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services) paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. The prohibition further bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. For example, consistent with the OIG’s safe harbor revisions noted above, CMS recently adopted new exceptions for value-based arrangements and finalized protection for certain non-abusive arrangements, such as donations of cybersecurity technology.  These and other proposals continue to focus on lowering barriers to care coordination and management to make it easier for providers to enter into value-based arrangements without running afoul of self-referral (and kickback) laws. Although our lease and loan agreements require lessees and borrowers to comply with the Stark Law and we intend for them to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us, our facilities, or our tenants and borrowers will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

Other Healthcare Matters

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

Healthcare Reform. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. A number of reforms stem from the ACA, and federal agencies, including CMS, continue to propose and implement policies founded in the ACA.  These include various cost containment initiatives, quality improvement efforts, pay-for-performance criteria, and value-based purchasing programs, among others. Health information technology standards for healthcare providers also continue to be implemented as a means of improving quality and reducing costs. The new presidential administration has indicated that it will maintain and build upon the ACA and has suggested proposals that would include the adoption of a public health insurance option, increasing the value of current tax credits related to insurance premiums, and expanding coverage to low-income individuals. We cannot predict the impact of the new presidential administration’s proposals, if adopted, on our business, as some aspects may benefit the operations of our tenants, while other aspects may present challenges.

COVID-19 Pandemic. In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The initial outbreak of the COVID-19 pandemic materially adversely affected our tenants and their operations, as well as the global economy and financial markets. For example, as a result of the COVID-19 pandemic, elective surgery volumes at our tenants’ facilities declined and routine physician office visits were down due to stay-at-home orders and general reluctance on the part of patients to visit facilities for non-emergent health services. Although COVID-19 vaccines continue to roll out, the related variants seem to be less negatively impactful, and hospitals around the world have generally returned to their normal operations, the overall impact of the COVID-19 pandemic will continue to be driven by factors beyond our or our tenants’ control including stay-at-home trends, government-imposed or suggested business closures or restrictions, unemployment and corresponding increases in uninsured patients, healthcare worker shortages and related increased labor costs, and increases in expenses and changes in reimbursement for healthcare providers. As a result of all these factors, we and our tenants’ results of operations, financial condition, and cash flows may continue to be materially adversely affected by the COVID-19 pandemic.

Sustainability

Environmental, social, and governance (“ESG”) initiatives are an important part of our overall corporate activities, and we intend to further our sustainability efforts in each of the three ESG pillars. Our approach to sustainability is overseen by our board (including relevant committees) and executive management team. In addition, we have established a committee with responsibility for recommending and monitoring environmental performance improvements across all aspects of our business.

Our environmental sustainability initiatives focus on environmental improvements to our corporate operations and development of new hospital facilities.

For additional information regarding our ESG initiatives, please visit our website at www.medicalpropertiestrust.com.

Human Capital

Our employees are our most valuable asset. Led by our three founding executives, we have a total of 112 high-performing employees as of February 18, 2022, located in the U.S., Luxembourg, United Kingdom, and Australia. As we continue to grow, we expect our head count to increase as well. However, we do not believe that any year-over-year adjustments to the number of employees will have a material effect on our operations or to general and administrative expense as a percent of revenues. None of our employees are currently members of any union.

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

We offer a competitive benefits package that has recently included annual performance-based bonuses and stock compensation, a 401(k) plan, leading healthcare and insurance benefits, paid time off, health and wellness reimbursement programs, etc. designed to help recruit and retain high-quality, motivated employees, and to contribute to their health and security. We routinely evaluate and benchmark the competitiveness of our compensation and benefit programs to ensure that we are rewarding our employees and supporting their needs. During the majority of 2021, most of our employees worked remotely due to the ongoing pandemic. However, in October 2021 and after a staggered transition, we reopened our offices to all of our employees.

In 2021, we conducted an employee satisfaction survey to measure the level of satisfaction of each employee and gain insight into the health of our company. The responses and comments we received were overwhelmingly positive. As a result, MPT earned a 98% overall engagement score and particularly high levels of employee satisfaction and confidence in executive management and was selected as one of Modern Healthcare’s Best Places to Work in healthcare for 2021.

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

We are firmly committed to providing equal opportunity in all aspects of employment. We forbid discrimination against any person or harassment, intimidation, or hostility of any kind, including on the basis of race, religion, color, sex, sexual orientation, sexual or gender identity, age, disability, national origin, military or veteran status, retaliation or any other characteristic or conduct that may be protected by applicable local, state, or federal law. Our hiring process includes a robust search for the best available candidate and each candidate is properly vetted through interviews with numerous MPT employees. The company also retains the services of an experienced independent industrial psychologist to ensure a strong fit exists between the company and the candidate and that the candidate meets the standards for the specific job and the needs of the company. We provide regular training on anti-harassment policies. Our commitment to a diverse and inclusive workplace is demonstrated by the following:

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

The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “A Warning About Forward Looking Statements” at the beginning of this Annual Report.

RISKS RELATED TO OUR BUSINESS AND GROWTH STRATEGY

The ongoing COVID-19 pandemic and the health and safety measures intended to reduce its spread could adversely impact our financial condition and results of operations.

The spread of the COVID-19 virus during 2020 and 2021 negatively affected economies around the globe and the healthcare industry has experienced significant volatility, which has adversely affected our tenants’ respective businesses, financial condition, liquidity and results of operations. We own hospitals throughout the U.S., as well as affected countries in Europe, Australia, and South America. As the pandemic evolved, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trade, including requiring non-critical surgeries and treatments be deferred at hospitals to make beds available for COVID-19 patients. Deferring these treatments resulted in reductions in revenue for some of our tenant-operators, while funding continued for the physicians, nurses, equipment, drugs, and supplies that this particular illness required. Accordingly, many operators in the hospital industry, including our tenants, looked to their cash reserves and/or government support to bridge the disruption in their cash flows.

Although most hospitals are back accepting patients and performing medically necessary elective procedures, the extent of the effect of the COVID-19 pandemic continues to remain uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including virus variants), the actions taken to contain or mitigate its impact (including vaccines), and the direct and indirect economic effects of the pandemic and related containment measures, among others. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance, financial condition, results of operations, and cash flows of our tenant-operators, and thus on their continued ability to pay us rent and interest in a timely manner or at all. If our tenant-operators are unable to meet their payment obligations to us, our performance, financial condition, and cash flows could be materially adversely affected, along with our ability to grow our portfolio through new investments, service our debt in accordance with our debt agreements, and make quarterly distributions to our shareholders (whether at reduced levels or at all).

Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations, and financial condition.

Another economic or financial crisis, significant concerns over energy costs and inflation, geopolitical issues, the availability and cost of credit, or a declining real estate market in the U.S. or abroad can contribute to increased volatility, diminished expectations for the economy and the markets, shortage of available healthcare workers and related increased labor costs, and high levels of structural unemployment by historical standards. As was the case from 2008 through 2010, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate a steep economic decline.

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

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Prospect, Swiss Medical Network, and HCA.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of these tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2021, our largest tenants – Steward, Circle, Prospect, Swiss Medical Network, and HCA – represented 18.5%, 11.1%, 7.3%, 5.8%, and 5.6%, respectively, of our total pro forma gross assets (which consists primarily of real estate leases and loans). See section titled “Non-GAAP Financial Measures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Any adverse result to our tenants (particularly Steward, Circle, Prospect, Swiss Medical Network, and HCA) in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us. If any one of these tenants were to file for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. The protections that we have in our leases, which can include letters of credit, cross default provisions, parent guarantees, repair reserves, and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

We have experienced rapid growth, and our failure to effectively manage our growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.

We have experienced rapid growth through investments in healthcare properties. Year-over-year, our total assets grew by more than 21%. In addition, we continually evaluate property acquisition and development opportunities as they arise, and we typically have a number of potential acquisition and development transactions under active consideration.

There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired over the years across nine countries and those that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies, and markets, and exposes us to local economic downturns and adverse market developments.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate the lease, repossess the facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants may initiate litigation in connection with a lease termination or repossession against us. If a tenant-operator defaults and we choose to terminate the lease, we would then be required to find another tenant-operator or to sell the facility. The transfer of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The lease of these properties to non-healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties, we may be forced to sell the properties at a loss. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Circle, and Prospect) will have an even greater effect.

It may be costly to find new tenants when lease terms end and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term could result in us having to search for, negotiate with, and execute new lease agreements. The process of finding and negotiating with a new tenant, along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is untenanted, may be costly and require a disproportionate amount of our management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. This risk is even greater for those properties under master leases (like Steward, Circle, and Prospect) because several properties have the same lease ending dates. See Item 2 for our lease and loan maturity schedule.

We have made investments in the operators of certain of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2021, we have approximately $1 billion of investments in the operations of certain of our healthcare facilities by utilizing RIDEA or similar investments. These investments include profits interest and equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our results of operations and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities located outside the U.S.

At December 31, 2021, we had approximately 40% of our total pro forma gross assets located outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries, including the United Kingdom, Germany, Italy, Spain, Portugal, Switzerland, Australia, and Colombia creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit and future developments in the European Union, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

In addition, the revenues and expenses incurred internationally are denominated in either euros, British pounds, Swiss francs, Australian dollars, or Colombian pesos, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins, and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents, and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our results of operations, the value of our international investments, and our ability to service our debt and make distributions to our stockholders.

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

Our business is highly competitive, and we may be unable to compete successfully.

We compete for development opportunities and opportunities to purchase healthcare facilities with, among others: private investors, including large private equity funds; healthcare providers, including physicians; other REITs; real estate developers; government-sponsored and/or not-for-profit agencies; financial institutions; and other lenders. Some of these competitors may have substantially greater financial resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities from competitors may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth, and financial return could be materially adversely affected. Certain of our facilities, or facilities we may acquire or develop in the future, will face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not generally available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide healthcare services that are not available at our facilities. From time-to-time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients, which could adversely affect our tenants and indirectly our results of operations, financial condition, and ability to service our debt and make distributions.

Many of our tenants have an option to purchase the facilities we lease to them, which could disrupt our operations.

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

We have 126 leased properties that are subject to purchase options as of December 31, 2021. For 101 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements provide for an appraisal process to determine fair market value. For 17 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining eight leases, the purchase options approximate fair value.

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

We have investments in four real estate joint ventures with independent parties that total approximately $817.4 million at December 31, 2021. In addition, we expect to enter into another joint venture arrangement in 2022, as described in Note 3 to Item 8 of this Annual Report on Form 10-K. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions when due, that our partner might have economic or other interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we may need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

Increased scrutiny and changing expectations from investors, employees and other stakeholders regarding our ESG practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, employees and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social cost of their investments and business decisions. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. In addition, investors, particularly institutional investors, use ESG practices and scores to benchmark companies against their peers and if a company is perceived as lagging, such investors may engage with a company to improve ESG disclosure or performance and may also make voting decisions on this basis. Given this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting regarding, among others, corporate governance, environmental compliance, human capital management, and workforce inclusion and diversity do not meet investor, employee and other stakeholder expectations, our reputation may be negatively impacted.  We could also incur additional costs and devote additional resources to monitoring, reporting and implementing various ESG practices. Our failure, or perceived failure, to meet the goals and objectives we set in our sustainability disclosure or the expectations of our various stakeholders, could negatively impact our reputation, tenant and employee retention, and access to capital.

RISKS RELATED TO FINANCING OUR BUSINESS

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make cash distributions, which reduce our ability to fund acquisitions and developments with retained earnings. Thus, access to the capital markets, bank borrowings, and other financing vehicles are important to fund new opportunistic investments. Due to market or other conditions, we may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to service our debt and make distributions to our stockholders.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 18, 2022, we had approximately $11.4 billion of debt outstanding. Our indebtedness could have significant effects on our business. For example, it could require us to use a substantial portion (or all) of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, development projects, and other general corporate purposes and reduce cash for distributions; force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt; increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; restrict us from making strategic acquisitions or exploiting other business opportunities; and place us at a competitive disadvantage compared to our competitors that have less debt.

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.8 billion in variable interest rate debt that we had outstanding as of February 18, 2022 (excluding the variable rate debt that we have fixed through interest rate swaps). If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In July 2017, the Financial Conduct Authority that regulates the London Interbank Offered Rate (“LIBOR”) announced that it would stop compelling banks to submit rates for the calculation of LIBOR and begin phasing out the different LIBOR settings starting at the end of 2021. In the fourth quarter of 2021, we amended our unsecured credit facility (“Credit Facility”) and British pound sterling term loan and corresponding interest rate swap to replace the British pound LIBOR with the Sterling Overnight Index Average (SONIA). We are still monitoring and evaluating USD LIBOR alternatives, which is currently scheduled to cease publication in June 2023. As of February 18, 2022, approximately $1.8 billion of our outstanding debt is indexed to USD LIBOR. If the methods of calculating the new index significantly change from their current form, interest rates on our indebtedness currently indexed to USD LIBOR may be adversely affected.

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

The terms of our Credit Facility and the indentures governing our outstanding unsecured senior notes, and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our Credit Facility and senior unsecured notes limit the amount of dividends we can pay. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 18, 2022, we had approximately $3.6 billion in variable interest rate debt along with €655 million in our joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”). This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we have entered into interest rate swaps to fix the interest rate on all but $1.8 billion of this debt. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to service our debt and make distributions to our stockholders.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Although not a comprehensive list, some possible factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;
•	changes in our earnings estimates, or publications of research, news, or other reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	changes in the market value of our facilities;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	an oversupply of, or a reduction in demand for, general acute care hospitals, behavioral health facilities, IRFs, LTACHs, or freestanding ER/urgent care facilities;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

As of February 18, 2022, our issue-level rating on our unsecured notes remained at BBB-, while our corporate credit rating from S&P remained at BB+ and our corporate family rating from Moody’s Investors Service was Ba1. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

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

Development and construction risks could adversely affect our ability to service debt and make distributions.

We have developed and constructed facilities in the past and are currently developing three facilities. Our development and related construction activities may subject us to the following risks: we may have to compete for suitable development sites; our ability to complete construction is dependent on there being no title, environmental, or other legal proceedings arising; we may be subject to delays due to weather conditions, strikes, and other contingencies beyond our control; we may be unable to obtain, or suffer delays in obtaining necessary zoning, land-use, building, occupancy, and other required governmental permits, which could result in increased costs, delays, or our abandonment of these projects; and we may incur construction costs for a facility which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait for some time to earn significant cash returns. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Risks associated with our development projects may reduce anticipated rental revenue which could affect our ability to service our debt and make distributions.

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

Our facilities may not achieve expected results, which may harm our financial condition and operating results and our ability to service our debt and make the distributions to our stockholders required to maintain our REIT status.

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of necessary improvements may prove inaccurate, as well as general investment risks associated with any new real estate investment. Newly-developed or newly-renovated facilities may not have operating histories that are helpful in making objective pricing decisions. The purchase prices of these facilities will be based in part upon projections by management as to the expected operating results of the facilities, subjecting us to risks that these facilities may not achieve anticipated operating results or may not achieve these results within anticipated time frames. If our facilities do not achieve expected results and generate ample cash flows from operations, amounts available to service our debt or to make distributions to stockholders in order to maintain our status as a REIT could be adversely affected.

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

Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to service debt and make distributions to stockholders.

Facilities, particularly those that consist of older structures, have an ongoing need for capital improvements, including periodic replacement of fixtures and fixed equipment. Although our leases generally require our tenants to be primarily responsible for the cost of such expenditures, renovation of facilities involves certain risks, including the possibility of environmental problems, regulatory requirements, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation, and the emergence of unanticipated competition from other facilities. All of these factors could adversely impact rent and loan payments by our tenants and returns on our equity investments, which in turn could have a material adverse effect on our financial condition, results of operations, and our ability to service debt and make distributions.

All of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to service our debt and make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have an equity investment in the tenant, our return on investment maybe negatively affected.

As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources, and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect our ability to service our debt or make distributions to our stockholders. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of, or remediate such substances, including medical waste generated by other healthcare operators, may adversely affect our tenants or our ability to use, sell, or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

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

We have acquired interests in 28 facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the property. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, which could be a negative impact to our financial condition. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our facility lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

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

The CMS regulatory restrictions on reimbursement for LTACHs and IRFs can lead to reduced reimbursement for our tenants that operate such facilities and departments. CMS continues to explore restrictions on LTACH and IRF reimbursement focused on more restrictive facility and patient level criteria.

The Reform Law enacted in 2010 represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid. Though efforts to repeal and replace the Reform Law was the focus of the previous administration, with a new democratic party controlled government in 2021, such efforts have halted. Regardless, we believe that certain trends, including, but not limited to, various quality and reimbursement initiatives discussed above, will continue.

We cannot predict with absolute precision how these changes will affect the long-term financial condition of our tenants. However, any significant negative impact to our tenants could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to service our debt and make distributions to our stockholders.

Significant regulation and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our tenants' financial condition and results of operations and affect their ability to make payments to us.

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. As with the U.S. healthcare industry, our tenants in Australia, the United Kingdom, South America, and other parts of Europe are also subject in some instances to comparable types of laws, regulations, and rules that affect their ownership and operation of healthcare facilities. Although our lease and mortgage loan agreements require our tenants/borrowers to comply with applicable laws, and we intend for these facilities to comply with such laws, we do not actively monitor compliance. Therefore, we cannot offer any assurance that our tenants/borrowers will be found to be in compliance with such, as the same may ultimately be implemented or interpreted.

From time-to-time, our tenants are subject to various federal and state inquiries, investigations, and other proceedings and would expect such governmental compliance and enforcement activities to be ongoing at any given time with respect to one or more of our tenants, either on a confidential or public basis. An adverse result to our tenant/borrower in one or more such governmental proceedings may have a material adverse effect on their operations and financial condition and on its ability to make required lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligation to us, our ownership and investment interests may be negatively impacted.

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

Further, many hospitals and other institutional providers in the U.S. are accredited by accrediting organizations, such as the Joint Commission. The Joint Commission was created to accredit healthcare providers, including our tenants that meet its minimum health and safety standards. A national accrediting organization, such as the Joint Commission, enforces standards that meet or exceed such requirements. Once hospitals achieve a minimum number of patients and approximately every three years thereafter, surveyors for the Joint Commission conduct on site surveys of facilities for compliance with a multitude of patient safety, treatment, and administrative requirements. Facilities may lose accreditation for failure to meet such requirements, which in turn may result in the loss of license or certification including under the Medicare and Medicaid programs, as well as inability to participate in certain managed care plans, which require the healthcare provider to be accredited.

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification- such as engaging in the practice of “upcoding,” whereby services are billed for higher procedure codes, or an event involving poor quality of care, which leads to the serious injury or death of a patient. The failure of any tenant/borrower to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect its ability to make lease and/or loan payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to service our debt and make distributions.

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

As noted earlier, in the U.S., the federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals, the ordering of specific ancillary services, or the submission of false claims for payment. The trend towards increased investigation and enforcement activity in the areas of fraud and abuse and patient self-referrals to detect and eliminate fraud and abuse in the Medicare and Medicaid programs is likely to continue in future years. As described above, the penalties for violations of these laws can be substantial and may result in the imposition of criminal and civil penalties and possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants could jeopardize a tenant’s ability to operate a facility or to make lease and/or loan payments, thereby potentially adversely affecting us.

In the case of an acquisition of a provider’s operations, some of our tenants have accepted an assignment of the previous operator’s Medicare provider agreement. Such operators that take assignment of Medicare provider agreements might be subject to liability for federal or state regulatory, civil, and criminal investigations of the previous owner’s operations and claims submissions. These types of issues may not be discovered prior to purchase or after our tenants commence operations in these facilities. Adverse decisions, fines, or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to make lease and/or loan payments to us.

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

Our charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions, and reduce the value of our common stock. To qualify as a REIT under the Internal Revenue Code of 1986, as amended, (“the Code”), no more than 50% in value of our outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Our charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including our common stock. Generally, our common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring, or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of our common stock.

Our charter and bylaws contain provisions that may impede third-party acquisition proposals. Our charter and bylaws also provide restrictions on replacing or removing directors. Directors may be removed by the affirmative vote of the holders of two-thirds of our common stock. Additionally, stockholders are required to give us advance notice of director nominations. Special meetings of stockholders can only be called by our president, our board of directors, or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

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
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes;

•	require management attention and resources to remedy any resulting damages;
•	subject us to liability claims or regulatory penalties; or
•	damage our reputation among our tenants and investors generally.

Any of the foregoing could have a materially adverse effect on our business, financial condition, and results of operations.

Unfavorable resolution of pending and future litigation or other regulatory proceedings could have a material adverse effect on our financial condition.

From time-to-time, we may be involved in litigation and regulatory proceedings. Additionally, we may be named as defendants in lawsuits arising out of the actions of our tenants, in which such tenants have agreed to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities. An unfavorable resolution of pending or future litigation, regulatory proceedings, or other claims may have a material adverse effect on our business, results of operations, and financial condition. Regardless of outcome, litigation and regulatory proceedings may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if not indemnifiable by our tenants, or if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

We believe that we qualify as a REIT as of December 31, 2021. In addition, we own a direct interest in a subsidiary REIT that has elected to be taxed as a REIT commencing with the 2019 tax year. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax. We also could be subject to increased state and local taxes. Unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

We have purchased certain properties and leased them back to the sellers of such properties. We intend for any such sale-leaseback transactions to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for income tax purposes. However, depending on the terms of any specific transaction, taxing authorities might take the position that the transaction is not a “true lease”. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might not be able to deduct depreciation expense on the real estate, resulting in potential higher income taxes.

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

Our TRS may make loans to tenants of our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as equity interests, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our TRS, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to service our debt and make distributions to our stockholders.

Certain transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time-to-time, we may transfer or otherwise dispose of some of our properties, including by contributing properties as part of joint venture investments. Under the Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into joint venture investments are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that these types of transfers or dispositions are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government, as well as, the governments of many of the locations in which we operate (such as Australia, Germany, the United Kingdom, Colombia, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2021, our portfolio (including properties in our four real estate joint ventures) consisted of 438 properties: 424 facilities (of the 433 facilities that we owned) were in operation and leased to 53 operators, five assets were in the form of first mortgage loans to three operators, and three properties were under construction.

	Total Properties	Total 2021 Revenues	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$791	$8,910
Arizona	17	56,258	591,712
Arkansas	2	9,007	99,873
California	28	153,818	1,626,550	(B)
Colorado	14	12,170	173,597
Connecticut	3	46,648	484,840
Florida	8	62,762	1,213,964
Idaho	6	32,716	301,727
Indiana	6	7,966	108,073
Iowa	1	4,976	57,029
Kansas	12	27,176	373,250
Kentucky	1	10,785	253,750
Louisiana	6	15,247	150,847
Massachusetts	10	154,197	1,296,624
Michigan	2	3,441	29,875
Missouri	4	16,230	170,921
Montana	1	1,941	18,218
Nevada	1	10,495	88,268
New Jersey	6	33,465	304,897
New Mexico	2	5,034	46,103
North Carolina	1	610	34,017
Ohio	9	18,695	377,406
Oklahoma	2	6,523	80,831
Oregon	1	10,075	110,000
Pennsylvania	10	81,187	851,407
South Carolina	7	13,476	161,910
Texas	54	141,902	2,295,023	(C)
Utah	7	132,255	1,255,277
Virginia	2	3,035	25,575
Washington	2	7,265	40,401
West Virginia	—	561	—
Wisconsin	1	3,227	29,062
Wyoming	3	9,142	102,939
Other assets	—	—	330,426
Total United States	231	$1,093,076	$13,093,302
International:
Australia	11	$62,234	$956,109
Colombia	3	11,715	122,968
Germany	82	36,625	738,223	(D)
Italy	8	—	95,468	(D)
Portugal	2	2,327	56,665
Spain	3	934	151,793	(D)
Switzerland	17	874	696,672	(D)
United Kingdom	81	336,884	4,354,668
Other assets	—	—	253,933
Total International	207	$451,593	$7,426,499
Total	438	$1,544,669	$20,519,801

(A)	Represents total assets at December 31, 2021.
(B)	Includes two development projects still under construction at December 31, 2021.
(C)

Includes one development project still under construction and six facilities that were vacant at December 31, 2021. Our investment in facilities that were vacant at December 31, 2021 is less than 0.5% of total assets.

(D)	For Germany, Switzerland, Spain, and Italy, we own properties through four real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties	Total 2021 Revenues
	(Dollars in thousands)
Germany	71	$66,599
Switzerland	17	44,511
Spain	2	11,625	(A)
Italy	8	8,278
Total	98	$131,013
(A)

We purchased the remaining 50% interest in IMED Valencia Hospitals in December 2021, which was formerly owned by our joint venture partner. Revenues prior to the date of acquiring the additional interest are included.

A breakout of our facilities at December 31, 2021 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	207	38,797,345	24,874
Behavioral health facilities	58	2,842,629	3,983
IRFs	111	12,633,103	16,245
LTACHs	20	1,174,007	939
FSERs	42	319,524	—
	438	55,766,608	46,041

(A)	Excludes our three facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2022	12	$46,646	3.6%	2,684,319	1,918
2023	5	14,360	1.1%	959,652	761
2024	1	2,731	0.2%	115,039	170
2025	6	17,448	1.3%	1,324,928	730
2026	2	1,829	0.1%	319,742	238
2027	1	3,221	0.2%	102,948	13
2028	4	5,676	0.4%	142,328	74
2029	6	15,853	1.2%	689,378	405
2030	11	5,737	0.4%	220,258	59
2031	4	4,326	0.3%	172,655	89
Thereafter	378	1,187,260	91.2%	48,732,864	41,584
Total	430	$1,305,087	100.0%	55,464,111	46,041

(1)	Schedule includes leases and mortgage loans.
(2)

Reflects all properties, including properties owned through our real estate joint ventures, except vacant properties representing less than 0.5% of our total assets, and three facilities that are under development.

(3)

The December 2021 base rent and mortgage loan interest annualized, adjusted for the expected decrease in annualized rent from the Macquarie Transaction as further described in Note 3 to Item 8 of this Annual Report. This does not include tenant recoveries, additional rents, and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

ITEM 3.	Legal Proceedings

From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

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

	High	Low	Dividends
Year Ended December 31, 2021
First Quarter	$22.75	$19.91	$0.28
Second Quarter	22.82	19.80	0.28
Third Quarter	21.99	19.39	0.28
Fourth Quarter	23.74	19.45	0.28
Year Ended December 31, 2020
First Quarter	$24.29	$12.35	$0.27
Second Quarter	20.90	14.20	0.27
Third Quarter	20.72	16.10	0.27
Fourth Quarter	21.96	17.13	0.27

On February 18, 2022, the closing price for our common stock, as reported on the New York Stock Exchange, was $20.50 per share. As of February 18, 2022, there were 45 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

(b) Not applicable.

(c) None.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2016 through December 31, 2021, among us, the S&P 500 Index, MSCI U.S. REIT Index, and Dow Jones U.S. Real Estate Health Care Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Total Return Performance
Medical Properties Trust, Inc.
S&P 500 Index
MSCI U.S. REIT Index
Dow Jones U.S. Real Estate Health Care Index
Index Value
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Medical Properties Trust, Inc.	100.00	120.55	150.72	208.79	227.68	260.16
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
MSCI U.S. REIT Index	100.00	105.07	100.27	126.18	116.62	166.84
Dow Jones U.S. Real Estate Health Care Index	100.00	100.63	108.19	131.43	118.55	137.80

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

Overview

We are a self-advised healthcare REIT that was incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning net-leased healthcare facilities. We may also make real estate mortgage loans and other loans to our tenants. We conduct our business operations in one segment. We currently have healthcare investments in the U.S., Europe, Australia, and South America. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing to these operators through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis (typically initial fixed terms of at least 15 years) with a series of shorter renewal terms at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators are typically at least 2.0%. In addition, most of our leases and loans include rate increases based on the general rate of inflation (based on CPI or similar indices) if greater than the minimum contractual increases. Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, we may acquire a profits or other equity interest in our tenants that gives us a right to share in the tenant’s income or loss.

We may make loans to certain of our operators through our TRSs, which the operators use for acquisitions and working capital. We consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create a competitive advantage for our company over other buyers of, and financing sources for, healthcare facilities.

Finally, we may also acquire a profits or other equity interest in certain of our tenants that gives us a right to share in such tenant’s profits and losses.

At December 31, 2021, our portfolio (including real estate assets in joint ventures) consisted of 438 properties leased or loaned to 53 operators, of which three were under development and five were in the form of mortgage loans.

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Selected Financial Data

The following sets forth selected consolidated financial and operating data. You should read the following selected financial data in conjunction with the consolidated financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8 to this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2021	2020
	(In thousands except per share data)
OPERATING DATA
Total revenues	$1,544,669	$1,249,238
Expenses:
Interest	367,393	328,728
Real estate depreciation and amortization	321,249	264,245
Property-related	39,098	24,890
General and administrative	145,638	131,663
Total expenses	873,378	749,526
Other income (expense):
Gain (loss) on sale of real estate	52,471	(2,833)
Real estate impairment charges	—	(19,006)
Earnings from equity interests	28,488	20,417
Debt refinancing and unutilized financing costs	(27,650)	(28,180)
Other (including mark-to-market adjustments on equity securities)	6,288	(6,782)
Income tax (expense) benefit	(73,948)	(31,056)
Net income	656,940	432,272
Net income attributable to non-controlling interests	(919)	(822)
Net income attributable to MPT common stockholders	$656,021	$431,450
Net income attributable to MPT common stockholders per diluted share	$1.11	$0.81
Weighted-average shares outstanding — diluted	590,139	530,461
OTHER DATA
Dividends declared per common share	$1.12	$1.08
FFO(1)	$975,988	$757,677
Normalized FFO(1)	$1,035,920	$831,209
Normalized FFO per share(1)	$1.75	$1.57
Cash paid for acquisitions and other related investments	$4,246,829	$3,414,437

	December 31,
	2021	2020
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$17,425,765	$14,337,929
Real estate accumulated depreciation/amortization	(993,100)	(833,529)
Cash and cash equivalents	459,227	549,884
Equity investments	1,181,025	1,123,623
Other loans	1,328,653	858,368
Other	1,118,231	792,739
Total assets	$20,519,801	$16,829,014
Debt, net	$11,282,770	$8,865,458
Other liabilities	791,360	619,699
Total Medical Properties Trust, Inc. stockholders’ equity	8,440,188	7,338,532
Non-controlling interests	5,483	5,325
Total equity	8,445,671	7,343,857
Total liabilities and equity	$20,519,801	$16,829,014
(1)	See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2021 Highlights

2021 started much like 2020, with our business and that of our tenants being impacted by the ongoing COVID-19 pandemic. Like most of the world, our employees worked remotely through much of the year. While our offices re-opened in October 2021, we had less than 100% of our employees in the office due to spikes in COVID-19 and related variants throughout the fourth quarter. Despite the continued effects of the pandemic, MPT had a record year, just like our 2020 year. In 2021, we invested approximately $3.9 billion in hospital real estate, our revenues surpassed $1.5 billion for the first time in our history, and we generated over $1 billion in normalized FFO – a record for MPT. Additionally, we maintained a strong liquidity position throughout the year and kept our leverage substantially in line with 2020 by raising more than $1.0 billion in proceeds through sales of our common stock and receiving approximately $0.5 billion from payoffs on our loan portfolio and proceeds from strategic divestitures. In addition, we lowered our weighted-average interest rate during 2021 by extending and improving pricing on our revolving credit and term loan facilities, completing an £850 million senior unsecured notes offering at a weighted-average rate of 2.9%, and completing a €500 million 0.993% senior unsecured notes offering, of which all of the proceeds were used to redeem our outstanding €500 million senior unsecured notes that had a higher interest rate of 4.000%. Finally, we increased our dividend to $0.28 per share per quarter in 2021, which is the 7th year in a row for such an increase.

The COVID-19 pandemic has had a severe impact on the world from a business and personal health perspective over the past two years. However, as we have noted before, we believe this pandemic has further validated our business model, which focuses on hospitals as the centerpiece of healthcare delivery across the world. In addition, the pandemic has proven the ability of our employees and our hospital operators to overcome significant challenges for the good of our stakeholders and mankind.

A summary of additional 2021 highlights is as follows:

•	Increased the number of our properties to 438, added eight new operators, and significantly expanded our footprint in the behavioral health space by the following:
•

Acquired 35 behavioral health facilities currently owned and operated by the Priory Group (“Priory”) for an aggregate purchase price of approximately £800 million, along with a 9.9% passive equity interest in Waterland Private Equity Fund VI C.V. that indirectly owns Priory;

•	Invested in 18 inpatient behavioral health facilities throughout the U.S., leased to Springstone, LLC (“Springstone”), and an interest in the operations of Springstone for approximately $950 million;
•	Acquired five general acute care facilities in South Florida for approximately $900 million that are leased to Steward; and
•	Acquired four acute care facilities and two on-campus medical office buildings in California for $215 million, leased to Pipeline Health Systems.
•	Grew net income and Normalized FFO (both on a per diluted share basis) by 37% and 11%, respectively;
•	Generated total shareholder return of over 14%, up from prior year growth of 9%;
•

Entered into definitive agreements to (i) form a partnership with MAM, whereby MAM will acquire a 50% interest in a portfolio of eight Massachusetts-based acute care facilities that are leased to Steward and (ii) lease five acute care facilities in Utah to HCA that are currently leased to Steward. These two transformational transactions will validate the value of our facilities and reduce our asset concentration in our largest tenant from 22% at December 31, 2020 to 18.5% at closing; and

•	Selected as one of Modern Healthcare’s Best Places to Work in healthcare in 2021.

2020 Highlights

In addition to the collection of almost all of our rent and interest during the COVID-19 pandemic, we, along with our operators, executed on several accretive growth initiatives during 2020 despite the environment created by the pandemic. In 2020, we invested approximately $3.6 billion in hospital real estate across five countries and three continents. Additionally, we maintained liquidity during the pandemic by raising more than $400.0 million in proceeds through sales of our common stock in our at-the-market program, receiving more than $500.0 million from payoffs on our loan portfolio and divestitures, and completing a $1.3 billion 3.50% senior unsecured notes offering, of which approximately $833 million was used to refinance debt with a weighted-average interest rate of 6%.

A summary of our 2020 highlights was as follows:

•	Acquired 30 acute care hospitals in the United Kingdom for a purchase price of approximately £1.5 billion. These facilities are leased to Circle;
•

Formed a new joint venture for the purpose of investing in the operations of international hospitals and originated a $205 million acquisition loan as part of this formation. We have a 49% interest in this joint venture, which simultaneously purchased from Steward the rights and existing assets related to all present and future international opportunities. Through this venture, we were able to finance the acquisition of three general acute care hospitals in Colombia for approximately $135 million;
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

•	Acquired an additional equity ownership in Infracore for CHF 206.5 million; and
•	In addition to the specific investments noted above, we acquired seven other properties in separate transactions for approximately $314 million.

Critical Accounting Policies

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation, recurring accounting for those investments that we have selected under the fair value option method, or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether investments we make in certain businesses/entities should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties (such as the ultimate impact from the COVID-19 pandemic) and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, and other events ongoing (such as the health crisis caused by the COVID-19 outbreak) on tenants’ profitability and liquidity.

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

Losses on Financing Lease Receivables: Upon the adoption of Accounting Standards Update (“ASU”) No. 2016-13 “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a new forward-looking “expected loss” model to all of our financing receivables, including financing leases and loans. With this change, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is underperforming and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

With the adoption of ASU 2016-13, we made the accounting policy election to exclude interest receivables from the credit loss reserve analysis. Such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-

accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we are using ASU 2016-13 to establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from ASU 2016-13, and we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

Investments in Real Estate:  We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, to the extent that we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 35.8 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. In making estimates of fair value for purposes of impairment assessments, we will look to a number of sources including independent appraisals, available broker data, or our internal data from recent transactions involving similar properties in similar markets. We do not believe that any of our facilities were impaired at December 31, 2021; however, given the highly specialized aspects of our properties, no assurance can be given that future impairment charges will not be taken.

Acquired Real Estate Purchase Price Allocation:  For properties acquired for operating leasing purposes, we currently account for such acquisitions based on asset acquisition accounting rules. Under this accounting method, we allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rental, capitalization, and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term. Because our strategy to a large degree involves the origination and acquisition of long-term lease arrangements at market rates with independent parties, we do not expect the above-market or below-market in-place lease values to be significant for many of our transactions.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2021, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 24.9 years at December 31, 2021. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense.

Fair Value Option Election: We elected to account for certain investments using the fair value option method, which means we mark these investments to fair market value on a recurring basis. At December 31, 2021, the amount of investments recorded using the fair value option were approximately $550 million made up of loans and equity investments. Our loans are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

For our equity investment, fair value is determined based on Level 3 inputs, by using a discounted cash flow model, which required significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classified the equity investment as Level 3, as we used certain unobservable inputs to the valuation methodology that were significant to the fair value measurement, and the valuation required management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs included use of a capitalization rate, discount rate (which was based on a weighted average cost of capital), and market interest rates, and our unobservable input included an adjustment for a marketability discount (“DLOM”) on our equity investment of 40%. In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections were provided by the investees. However, we modified such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to the capital marketplace, etc. See Note 10 to Item 8 of this Annual Report on Form 10-K for additional details.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2021 and 2020, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Liquidity and Capital Resources

Our typical sources of cash include our monthly rent and interest receipts, distributions from our real estate joint venture agreements, borrowings under our revolving credit facility, public issuances of debt and equity securities, and proceeds from bank debt, asset dispositions (either one-off or group asset sales through joint venture transactions), and principal payments on loans. Our primary uses of cash include dividend distributions, debt service (including principal and interest), new investments (including acquisitions, developments, or capital improvement projects), loan advances, property expenses, and general and administrative expenses.

Absent our requirements to make distributions to maintain our REIT qualification (as more fully described in Note 5 within Item 8 of this Annual Report on Form 10-K) and our current contractual commitments discussed later, we do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

See below for highlights of our sources and uses of cash for the past two years:

2021 Cash Flow Activity

We generated cash of $812 million from operating activities during 2021, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $643 million and certain investing activities.

In regards to investing and financing activities in 2021, we did the following:

a)	Invested approximately $4.0 billion in hospital real estate, representing over 65 facilities across five countries, headlined by the £800 million Priory acquisition of 35 properties in January 2021;
b)	Funded $415.9 million of development, capital addition, and other projects;
c)	Issued 16.3 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $340 million;
d)	Completed an underwritten public offering of 36.8 million shares, resulting in net proceeds of $711 million;
e)	Amended and extended our unsecured revolving (with a balance of $730 million at December 31, 2021) and term loan facility;
f)

Entered into a $900 million interim credit facility on January 15, 2021, of which we borrowed £500 million. This facility was paid off and terminated on March 26, 2021, after the completion of an £850 million unsecured notes offering on March 24, 2021 that was issued in two tranches;

g)	Received $11 million from Steward as a return of capital distribution;
h)	Entered into a $1 billion interim credit facility in July 2021 (“July 2021 Interim Credit Facility”) to fund new investments and have an outstanding balance of $827 million at February 18, 2022;
i)

Completed a €500 million, 0.993% senior unsecured notes offering on October 6, 2021, using proceeds to pay off €500 million of senior unsecured notes with an interest rate of 4.000% on October 22, 2021;

j)	Received approximately $0.5 billion in loan principal repayments; and
k)	Sold 16 facilities and an ancillary property generating net proceeds of $246 million.

On August 28, 2021, we entered into a definitive agreement with MAM to form a partnership, whereby they will acquire a 50% interest in a portfolio of eight facilities (See Note 3 to Item 8 of this Annual Report on Form 10-K for additional details). With this transaction, which we believe will be completed in the 2022 first quarter, we expect to receive proceeds of approximately $1.3 billion, which we plan to use to pay off the July 2021 Interim Credit Facility with the remaining proceeds used to reduce the balance on our revolving credit facility.

2020 Cash Flow Activity

We generated cash of $617.6 million from operating activities during 2020, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $568 million and certain investing activities.

In regards to investing and financing activities in 2020, we did the following:

a)

Invested $3.6 billion in real estate assets and other loans, net of $835 million in mortgage loan conversions, representing over 40 facilities across five countries, headlined by the £1.5 billion Circle acquisition of 30 properties in January 2020;

b)	Funded $167.2 million of development, capital addition, and other projects;
c)	Issued 21.0 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $411 million;
d)	Closed on a £700 million British pound sterling term loan to help fund the Circle acquisition in January 2020;
e)	Received approximately $1.3 billion in loan principal repayments;
f)	Sold 15 facilities generating net proceeds of $94 million; and
g)	Completed a $1.3 billion, 3.5% senior unsecured notes offering on December 4, 2020, using proceeds to pay off $800 million of senior unsecured notes with a weighted-average interest rate of 6%.

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2021, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 18, 2022, our liquidity approximates $1.0 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and expected cash proceeds from the Macquarie Transaction of approximately $1.3 billion (as described in Note 3 to Item 8 of this Annual Report on Form 10-K) is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects), and debt service obligations for the next twelve months (including contractual interest payments and the repayment of the $827 million principal balance outstanding on the July 2021 Interim Credit Facility). We expect that other capital recycling transactions (that could include sales of single facilities) will further improve our liquidity and our leverage ratio, although no assurances can be given that our capital recycling efforts (including the closing of the Macquarie Transaction) will be successful.

Long-term Liquidity Requirements:

As of February 18, 2022, our liquidity approximates $1.0 billion. We believe that our liquidity, along with our current monthly cash receipts from rent and loan interest, regular distributions from our joint venture arrangements, and expected cash proceeds from the Macquarie Transaction of approximately $1.3 billion, is sufficient to fund our operations, debt and interest obligations (including repayment of the July 2021 Interim Credit Facility), our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to make additional investments, to fund other debt maturities coming due in 2023 and beyond (as outlined below in our commitment schedule), or to strategically refinance any existing debt in order to reduce interest rates, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

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

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 18, 2022 (amounts in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Senior unsecured notes(1)	$252,385	$828,380	$270,959	$837,059	$1,997,686	$5,414,993	$9,601,462
Revolving credit facility(2)	11,883	13,667	781,139	—	—	—	806,689
Term loan	3,163	3,163	3,172	3,163	200,277	—	212,938
Australian term loan facility(1)	21,099	21,099	869,564	—	—	—	911,762
British pound sterling term loan(1)	18,795	18,795	18,846	952,002	—	—	1,008,438
Interim credit facility	831,674	—	—	—	—	—	831,674
Operating lease commitments(1)(3)	6,829	7,940	7,119	6,495	6,003	247,265	281,651
Purchase obligations(1)(4)	205,652	245,706	98,305	63,830	42,587	125,474	781,554
Totals	$1,351,480	$1,138,750	$2,049,104	$1,862,549	$2,246,553	$5,787,732	$14,436,168

(1)	We used the exchange rates at February 18, 2022 in preparing this table.
(2)

As of February 18, 2022, we have a $1.3 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was $780 million as of February 18, 2022) and interest rate in effect at February 18, 2022 remain in effect through maturity.

(3)	Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)	Includes approximately $133.7 million of future expenditures related to development projects and $478.3 million of future expenditures on committed capital improvement projects.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net income for the year ended December 31, 2021, was $656.0 million compared to net income of $431.5 million for the year ended December 31, 2020. This 52% increase in net income is primarily due to incremental revenue from new investments made in 2020 and 2021 and over $52 million from gains on sales of real estate in 2021 compared to approximately $20 million of real estate impairments/losses in 2020, partially offset by higher interest expense (from additional debt to partially finance these new investments), depreciation expense and general and administrative costs due to the growth of the company, along with approximately $43 million of income tax expense charged in 2021, related to the increase in corporate tax rates in the United Kingdom. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $1.0 billion for 2021, as compared to $831.2 million for 2020. Similar to net income, this 25% increase in Normalized FFO is primarily due to incremental revenue from new investments in 2020 and 2021.

A comparison of revenues for the years ended December 31, 2021 and 2020 is as follows (dollar amounts in thousands):

	2021		2020		Change
Rent billed	$931,942	60.4%	$741,311	59.4%	$190,631
Straight-line rent	241,433	15.6%	158,881	12.7%	82,552
Income from financing leases	202,599	13.1%	206,550	16.5%	(3,951)
Interest and other income	168,695	10.9%	142,496	11.4%	26,199
Total revenues	$1,544,669	100.0%	$1,249,238	100.0%	$295,431

Our total revenues for 2021 are up $295.4 million or 24% over the prior year. This increase is made up of the following:

•

Operating lease revenue (includes rent billed and straight-line rent) — up $273.2 million over the prior year of which approximately $188.9 million is incremental revenue from acquisitions made in 2020 and 2021 (including $51.4 million from the two Steward properties in Utah that were acquired from proceeds of the mortgage loan conversions in the third quarter of 2020 and $48.7 million from the Priory transaction as described in Note 3 to Item 8 of this Annual Report on Form 10-K), $16.8 million is from more straight-line rent write-offs in 2020, $19.7 million is due to the Circle lease amendment in the second quarter of 2020 (as described in Note 3 to Item 8 of this Annual Report on Form 10-K), $21.1 million is from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, $7.7 million is from the commencement of rent on three development properties, $11.2 million is from capital additions in 2021, and approximately $19.0 million is from favorable foreign currency fluctuations. This increase is partially offset by lower revenues from disposals and properties vacated.

•

Income from financing leases — down $4.0 million compared to 2020 due to the impact from the reclassification of properties from deferred financing leases to operating leases due to certain lease modifications in the fourth quarter of 2020, partially offset by revenue from new financing leases in the 2020 fourth quarter as part of the conversion of Ernest Health, Inc. (“Ernest”) mortgage loans to fee simple asset ownership.

•	Interest and other income — up $26.2 million from the prior year due to the following:
•

Interest from loans — up $12.1 million over the prior year due to $84.8 million of incremental revenue earned on loan investments in 2020 and 2021, including $41.6 million earned on the two loans made to Priory in 2021 (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details including when loans were repaid) and $16.4 million from the loans made to the international joint venture and for three Colombia properties in 2020, along with $0.7 million from favorable foreign currency fluctuations. This increase is partially offset by $30.6 million of lower interest revenue related to Steward mortgage loans converted to fee simple assets in the third quarter of 2020, $12.0 million of lower interest revenue related to Ernest mortgage loans converted to fee simple assets in the fourth quarter of 2020, and $30.7 million is from the repayment of Prime loans in the fourth quarter of 2020.

•	Other income — up $14.1 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for 2021 and 2020 totaled $367.4 million and $328.7 million, respectively. This increase is primarily related to new debt issuances in 2020 and 2021, as our weighted-average interest rate year-over-year has decreased from 3.9% in 2020 to 3.3% in 2021.

Real estate depreciation and amortization during 2021 increased to $321.2 million from $264.2 million in 2020 due to new investments made in 2020 and 2021.
Property-related expenses for 2021 increased to $39.1 million, compared to $24.9 million in 2020. Of the property expenses in 2021 and 2020, approximately $28 million and $14 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represent 9.4% for 2021, a decline from the 10.5% in the prior year. On a dollar basis, general and administrative expenses totaled $145.6 million for 2021, which is a $14.0 million increase from 2020 and reflective of the growth of the company, in particular our continued international expansion.

During the year ended December 31, 2021, we disposed of 16 properties and one ancillary property resulting in a net gain of $52.5 million. In comparison, we sold nine properties and six ancillary properties in 2020 for a net loss of $2.8 million. In addition, we made a $19.0 million adjustment to lower the carrying value of the real estate on certain Adeptus Health, Inc. (“Adeptus”) properties and one Alecto Healthcare Services LLC (“Alecto”) facility in 2020 (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details).

Earnings from equity interests was $28.5 million for 2021, up $8.1 million from 2020, primarily due to $5.8 million more income generated on our equity investment in Infracore, which we increased our ownership in during the 2020 fourth quarter.

Debt refinancing and unutilized financing costs were $27.7 million in 2021 as a result of the early termination of our 4.000% Senior Unsecured Notes due 2022 in the fourth quarter of 2021, the early termination of our January 2021 Interim Credit Facility, and the amendment to our Credit Facility in the first quarter of 2021 (see Note 4 to Item 8 of this Annual Report on Form 10-K for further details). In 2020, these costs were $28.2 million due to the redemption premiums and accelerated amortization of deferred debt issuance cost incurred as a result of the prepayment of our $800 million senior unsecured notes in the fourth quarter of 2020.

In 2021, we recorded a favorable non-cash fair value adjustment of $8.2 million to mark our investment in Aevis Victoria SA stock to market. This adjustment (reflected in the “Other” line of our consolidated statements of net income) was a $5.8 million unfavorable adjustment in 2020, primarily due to the decline of this stock due to the COVID-19 pandemic.

In the 2021 fourth quarter, we realized approximately $40 million in net gains on the sale of investments in operators (two of which were in Europe). These gains were recorded in the “Other” line of our consolidated statements of net income and almost entirely offset by the impairment on our investment in Watsonville, as described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $73.9 million income tax expense for 2021 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, including a one-time adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25% in the second quarter of 2021. In comparison, we incurred a $31.1 million income tax expense in 2020 from income generated by our investments in the United Kingdom and Australia, including tax adjustments of $9 million to reflect corporate tax rate changes in the United Kingdom and elsewhere. Excluding the one-time adjustments for the increase in tax rates, the increase in income tax expense is primarily related to higher foreign taxable income earned as a result of investments made in 2020 and 2021. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $62 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2021. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2021 and 2020 (amounts in thousands except per share data):

	For the Years Ended December 31,
	2021	2020
FFO Information
Net income attributable to MPT common stockholders	$656,021	$431,450
Participating securities’ share in earnings	(2,161)	(2,105)
Net income, less participating securities’ share in earnings	$653,860	$429,345
Depreciation and amortization	374,599	306,493
(Gain) loss on sale of real estate	(52,471)	2,833
Real estate impairment charges	—	19,006
Funds from operations	$975,988	$757,677
Write-off (recovery) of straight-line rent and other	(2,271)	26,415
Non-cash fair value adjustments	(8,193)	9,642
Tax rate and other changes	42,746	9,295
Debt refinancing and unutilized financing costs	27,650	28,180
Normalized funds from operations	$1,035,920	$831,209
Per diluted share data
Net income, less participating securities’ share in earnings	$1.11	$0.81
Depreciation and amortization	0.63	0.57
(Gain) loss on sale of real estate	(0.09)	0.01
Real estate impairment charges	—	0.04
Funds from operations	$1.65	$1.43
Write-off (recovery) of straight-line rent and other	—	0.05
Non-cash fair value adjustments	(0.01)	0.02
Tax rate and other changes	0.07	0.02
Debt refinancing and unutilized financing costs	0.04	0.05
Normalized funds from operations	$1.75	$1.57

Pro Forma Gross Assets

Pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes all real estate commitments on new investments and unfunded amounts on development deals and commenced capital improvement projects as of the applicable reporting periods are fully funded, and assumes cash on hand at period-end and cash generated from or to be generated from financing activities subsequent to period-end are used in these transactions. We believe total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our commitments close and our other commitments are fully funded. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of December 31, 2021	As of December 31, 2020
Total assets	$20,519,801	$16,829,014
Add:
Real estate commitments on new investments(1)	—	1,901,087
Unfunded amounts on development deals and commenced capital improvement projects(2)	480,132	166,258
Accumulated depreciation and amortization	993,100	833,529
Incremental gross assets of our joint ventures and other(3)	1,713,603	1,287,077
Less:
Cash used for funding the transactions above(4)	(1,377,299)	(587,384)
Total pro forma gross assets	$22,329,337	$20,429,581

(1)	The 2020 column reflects investments made in 2021, including the Priory transaction that was funded on January 19, 2021.
(2)

Includes $163.6 million and $65.5 million of unfunded amounts on ongoing development projects and $316.5 million and $100.8 million of unfunded amounts on capital improvement projects, as of December 31, 2021 and 2020, respectively.

(3)	Adjustment to reflect our share of our joint ventures’ gross assets.
(4)

Includes cash available on-hand plus cash generated or to be generated from activities subsequent to period-end such as loan repayments, issuances of debt or equity, or dispositions (including the Macquarie Transaction discussed in Note 3 to Item 8 of this Annual Report on Form 10-K), if any.

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

	For the Years Ended December 31,
	2021	2020
Total revenues	$1,544,669	$1,249,238
Revenues from real estate properties owned through joint venture arrangements	131,013	105,758
Total adjusted revenues	$1,675,682	$1,354,996

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2021:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27
November 21, 2019	December 12, 2019	January 9, 2020	$0.26
August 15, 2019	September 12, 2019	October 10, 2019	$0.26
May 23, 2019	June 13, 2019	July 11, 2019	$0.25
February 14, 2019	March 14, 2019	April 11, 2019	$0.25

On February 17, 2022, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.29 per share of common stock to be paid on April 14, 2022, to stockholders of record on March 17, 2022.

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2021, our outstanding debt totaled $11.3 billion, which consisted of fixed-rate debt of approximately $9.5 billion (after considering interest rate swaps in-place) and variable rate debt of $1.8 billion. If market interest rates increase by 1%, the fair value of our debt at December 31, 2021 would decrease by approximately $8.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $0.3 million per year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $0.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.8 billion, the balance of such variable rate debt at December 31, 2021.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2021 operating results, a 5% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact(1)
British pound (£)	$3,472	$7,673	$9,638
Euro (€)	1,517	3,432	2,358
Swiss franc (CHF)	550	1,623	1,641
Australian dollar (A$)	644	1,711	1,714
Colombian peso (COP)	520	520	520
(1)	Excludes impact from the one-time United Kingdom tax adjustment discussed in Note 5 to Item 8 of this Annual Report on Form 10-K.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of net income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2021, the Company acquired a total of $3.3 billion of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

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

March 1, 2022

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of net income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2021, the Company acquired a total of $3.3 billion of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

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

March 1, 2022

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,961,478	$1,463,200
Buildings and improvements	10,581,992	9,286,507
Construction in progress	101,439	30,139
Intangible lease assets	1,417,813	1,299,081
Investment in financing leases	2,053,327	2,010,922
Real estate held for sale	1,096,505	—
Mortgage loans	213,211	248,080
Gross investment in real estate assets	17,425,765	14,337,929
Accumulated depreciation	(853,879)	(728,176)
Accumulated amortization	(139,221)	(105,353)
Net investment in real estate assets	16,432,665	13,504,400
Cash and cash equivalents	459,227	549,884
Interest and rent receivables	56,229	46,208
Straight-line rent receivables	728,522	490,462
Equity investments	1,181,025	1,123,623
Other loans	1,328,653	858,368
Other assets	333,480	256,069
Total Assets	$20,519,801	$16,829,014
LIABILITIES AND EQUITY
Liabilities
Debt, net	$11,282,770	$8,865,458
Accounts payable and accrued expenses	607,792	438,750
Deferred revenue	25,563	36,177
Obligations to tenants and other lease liabilities	158,005	144,772
Total Liabilities	12,074,130	9,485,157
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 596,814 shares at December 31, 2021 and 541,419 shares at December 31, 2020	597	541
Additional paid-in capital	8,564,786	7,461,503
Distributions in excess of net income	(87,691)	(71,411)
Accumulated other comprehensive loss	(36,727)	(51,324)
Treasury shares, at cost	(777)	(777)
Total Medical Properties Trust, Inc. stockholders’ equity	8,440,188	7,338,532
Non-controlling interests	5,483	5,325
Total Equity	8,445,671	7,343,857
Total Liabilities and Equity	$20,519,801	$16,829,014

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$931,942	$741,311	$474,151
Straight-line rent	241,433	158,881	110,456
Income from financing leases	202,599	206,550	119,617
Interest and other income	168,695	142,496	149,973
Total revenues	1,544,669	1,249,238	854,197
Expenses
Interest	367,393	328,728	237,830
Real estate depreciation and amortization	321,249	264,245	152,313
Property-related	39,098	24,890	23,992
General and administrative	145,638	131,663	96,411
Total expenses	873,378	749,526	510,546

Other income (expense)
Gain (loss) on sale of real estate	52,471	(2,833)	41,560
Real estate impairment charges	—	(19,006)	(21,031)
Earnings from equity interests	28,488	20,417	16,051
Debt refinancing and unutilized financing costs	(27,650)	(28,180)	(6,106)
Other (including mark-to-market adjustments on equity securities)	6,288	(6,782)	(345)
Total other income (expense)	59,597	(36,384)	30,129

Income before income tax	730,888	463,328	373,780
Income tax (expense) benefit	(73,948)	(31,056)	2,621

Net income	656,940	432,272	376,401
Net income attributable to non-controlling interests	(919)	(822)	(1,717)
Net income attributable to MPT common stockholders	$656,021	$431,450	$374,684
Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$1.11	$0.81	$0.87
Weighted average shares outstanding — basic	588,817	529,239	427,075
Weighted average shares outstanding — diluted	590,139	530,461	428,299

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$656,940	$432,272	$376,401
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	52,288	(33,091)	(9,033)
Foreign currency translation (loss) gain	(37,691)	44,672	4,330
Total comprehensive income	671,537	443,853	371,698
Comprehensive income attributable to non-controlling interests	(919)	(822)	(1,717)
Comprehensive income attributable to MPT common stockholders	$670,618	$443,031	$369,981

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2021, 2020 and 2019

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	—	$—	370,637	$371	$4,442,948	$162,768	$(58,202)	$(777)	$13,830	$4,560,938
Net income	—	—	—	—	—	374,684	—	—	1,717	376,401
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(9,033)	—	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	—	4,330
Stock vesting and amortization of stock-based compensation	—	—	1,536	2	32,186	—	—	—	—	32,188
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	—	—	145,349	145	2,533,065	—	—	—	—	2,533,210
Dividends declared ($1.02 per common share)	—	—	—	—	—	(454,440)	—	—	—	(454,440)
Balance at December 31, 2019	—	$—	517,522	$518	$7,008,199	$83,012	$(62,905)	$(777)	$107	$7,028,154
Net income	—	—	—	—	—	431,450	—	—	822	432,272
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(33,091)	—	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	—	44,672
Stock vesting and amortization of stock-based compensation	—	—	2,893	2	47,152	—	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,097	5,097
Redemption of MOP units	—	—	—	—	(4,928)	—	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	—	—	21,004	21	411,080	—	—	—	—	411,101
Dividends declared ($1.08 per common share)	—	—	—	—	—	(577,474)	—	—	—	(577,474)
Balance at December 31, 2020	—	$—	541,419	$541	$7,461,503	$(71,411)	$(51,324)	$(777)	$5,325	$7,343,857
Net income	—	—	—	—	—	656,021	—	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,288	—	—	52,288
Foreign currency translation loss	—	—	—	—	—	—	(37,691)	—	—	(37,691)
Stock vesting and amortization of stock-based compensation	—	—	2,332	3	52,107	—	—	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	—	—	53,063	53	1,051,176	—	—	—	—	1,051,229
Dividends declared ($1.12 per common share)	—	—	—	—	—	(672,301)	—	—	—	(672,301)
Balance at December 31, 2021	—	$—	596,814	$597	$8,564,786	$(87,691)	$(36,727)	$(777)	$5,483	$8,445,671

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Operating activities
Net income	$656,940	$432,272	$376,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,781	275,953	156,575
Amortization of deferred financing costs and debt discount	16,856	13,099	8,881
Straight-line rent revenue and other	(288,717)	(226,906)	(138,806)
Share-based compensation	52,110	47,154	32,188
(Gain) loss from sale of real estate	(52,471)	2,833	(41,560)
Impairment charges	—	19,006	21,031
Straight-line rent and other (recovery) write-off	(2,271)	26,415	22,447
Debt refinancing and unutilized financing costs	27,650	28,180	6,106
Tax rate and other changes	42,746	9,295	—
Pre-acquisition rent collected - Circle Transaction	—	(35,020)	—
Other adjustments	11,913	8,134	(2,271)
Changes in:
Interest and rent receivables	(23,867)	(2,438)	12,906
Other assets	(4,375)	18,264	(4,992)
Accounts payable and accrued expenses	54,058	(18,424)	39,630
Deferred revenue	(12,697)	19,819	5,581
Net cash provided by operating activities	811,656	617,636	494,117
Investing activities
Cash paid for acquisitions and other related investments	(5,350,239)	(4,249,180)	(4,565,594)
Net proceeds from sale of real estate	246,468	94,177	111,766
Principal received on loans receivable	1,595,708	1,306,187	920
Investment in loans receivable	(58,932)	(62,651)	(54,088)
Construction in progress and other	(67,725)	(68,350)	(83,798)
Proceeds from sale and return of equity investment	65,546	69,224	—
Capital additions and other investments, net	(289,239)	(36,180)	(293,163)
Net cash used for investing activities	(3,858,413)	(2,946,773)	(4,883,957)
Financing activities
Proceeds from term debt, net of discount	3,407,535	2,215,950	3,048,424
Payments of term debt	(1,390,994)	(800,000)	—
Revolving credit facilities, net	559,985	162,633	(65,736)
Dividends paid	(643,473)	(567,969)	(411,697)
Lease deposits and other obligations to tenants	17,815	21,706	(12,260)
Proceeds from sale of common shares, net of offering costs	1,051,229	411,101	2,533,210
Payment of debt refinancing, deferred financing costs and other financing activities	(54,489)	(42,347)	(50,057)
Net cash provided by financing activities	2,947,608	1,401,074	5,041,884
(Decrease) increase in cash, cash equivalents, and restricted cash for the year	(99,149)	(928,063)	652,044
Effect of exchange rate changes	4,662	16,441	(6,478)
Cash, cash equivalents, and restricted cash at beginning of year	556,369	1,467,991	822,425
Cash, cash equivalents, and restricted cash at end of year	$461,882	$556,369	$1,467,991
Interest paid, including capitalized interest of $3,289 in 2021, $3,030 in 2020, and $3,936 in 2019	$326,406	$309,920	$211,163
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$176,494	$147,666	$138,161
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286	$820,868
Restricted cash, included in Other assets	6,485	5,705	1,557
	$556,369	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$459,227	$549,884	$1,462,286
Restricted cash, included in Other assets	2,655	6,485	5,705
	$461,882	$556,369	$1,467,991

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,961,478	$1,463,200
Buildings and improvements	10,581,992	9,286,507
Construction in progress	101,439	30,139
Intangible lease assets	1,417,813	1,299,081
Investment in financing leases	2,053,327	2,010,922
Real estate held for sale	1,096,505	—
Mortgage loans	213,211	248,080
Gross investment in real estate assets	17,425,765	14,337,929
Accumulated depreciation	(853,879)	(728,176)
Accumulated amortization	(139,221)	(105,353)
Net investment in real estate assets	16,432,665	13,504,400
Cash and cash equivalents	459,227	549,884
Interest and rent receivables	56,229	46,208
Straight-line rent receivables	728,522	490,462
Equity investments	1,181,025	1,123,623
Other loans	1,328,653	858,368
Other assets	333,480	256,069
Total Assets	$20,519,801	$16,829,014
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$11,282,770	$8,865,458
Accounts payable and accrued expenses	430,908	290,757
Deferred revenue	25,563	36,177
Obligations to tenants and other lease liabilities	158,005	144,772
Payable due to Medical Properties Trust, Inc.	176,494	147,603
Total Liabilities	12,073,740	9,484,767
Commitments and Contingencies
Capital
General partner — issued and outstanding — 5,968 units at December 31, 2021 and 5,414 units at December 31, 2020	84,847	73,977
Limited Partners — issued and outstanding — 590,846 units at December 31, 2021 and 536,005 units at December 31, 2020	8,392,458	7,316,269
Accumulated other comprehensive loss	(36,727)	(51,324)
Total MPT Operating Partnership, L.P. capital	8,440,578	7,338,922
Non-controlling interests	5,483	5,325
Total Capital	8,446,061	7,344,247
Total Liabilities and Capital	$20,519,801	$16,829,014

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$931,942	$741,311	$474,151
Straight-line rent	241,433	158,881	110,456
Income from financing leases	202,599	206,550	119,617
Interest and other income	168,695	142,496	149,973
Total revenues	1,544,669	1,249,238	854,197
Expenses
Interest	367,393	328,728	237,830
Real estate depreciation and amortization	321,249	264,245	152,313
Property-related	39,098	24,890	23,992
General and administrative	145,638	131,663	96,411
Total expenses	873,378	749,526	510,546

Other income (expense)
Gain (loss) on sale of real estate	52,471	(2,833)	41,560
Real estate impairment charges	—	(19,006)	(21,031)
Earnings from equity interests	28,488	20,417	16,051
Debt refinancing and unutilized financing costs	(27,650)	(28,180)	(6,106)
Other (including mark-to-market adjustments on equity securities)	6,288	(6,782)	(345)
Total other income (expense)	59,597	(36,384)	30,129

Income before income tax	730,888	463,328	373,780
Income tax (expense) benefit	(73,948)	(31,056)	2,621

Net income	656,940	432,272	376,401
Net income attributable to non-controlling interests	(919)	(822)	(1,717)
Net income attributable to MPT Operating Partnership partners	$656,021	$431,450	$374,684
Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$1.11	$0.81	$0.87
Weighted average units outstanding — basic	588,817	529,239	427,075
Weighted average units outstanding — diluted	590,139	530,461	428,299

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$656,940	$432,272	$376,401
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	52,288	(33,091)	(9,033)
Foreign currency translation (loss) gain	(37,691)	44,672	4,330
Total comprehensive income	671,537	443,853	371,698
Comprehensive income attributable to non-controlling interests	(919)	(822)	(1,717)
Comprehensive income attributable to MPT Operating Partnership partners	$670,618	$443,031	$369,981

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2021, 2020 and 2019

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2018	3,706	$46,084	366,931	$4,559,616	232	$—	$(58,202)	$13,830	$4,561,328
Net income	—	3,746	—	370,938	—	—	—	1,717	376,401
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(9,033)	—	(9,033)
Foreign currency translation gain	—	—	—	—	—	—	4,330	—	4,330
Unit vesting and amortization of unit-based compensation	15	322	1,521	31,866	—	—	—	—	32,188
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15,440)	(15,440)
Proceeds from offering (net of offering costs)	1,455	25,332	143,894	2,507,878	—	—	—	—	2,533,210
Distributions declared ($1.02 per unit)	—	(4,545)	—	(449,895)	—	—	—	—	(454,440)
Balance at December 31, 2019	5,176	$70,939	512,346	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	4,315	—	427,135	—	—	—	822	432,272
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(33,091)	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	44,672
Unit vesting and amortization of unit-based compensation	29	472	2,864	46,682	—	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	5,097	5,097
Conversion of LTIP units to common units	—	—	232	—	(232)	—	—	—	—
Redemption of common units	—	—	(232)	(4,928)	—	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	209	4,111	20,795	406,990	—	—	—	—	411,101
Distributions declared ($1.08 per unit)	—	(5,776)	—	(571,698)	—	—	—	—	(577,474)
Balance at December 31, 2020	5,414	$73,977	536,005	$7,316,269	—	$—	$(51,324)	$5,325	$7,344,247
Net income	—	6,560	—	649,461	—	—	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,288	—	52,288
Foreign currency translation loss	—	—	—	—	—	—	(37,691)	—	(37,691)
Unit vesting and amortization of unit-based compensation	23	521	2,309	51,589	—	—	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	531	10,512	52,532	1,040,717	—	—	—	—	1,051,229
Distributions declared ($1.12 per unit)	—	(6,723)	—	(665,578)	—	—	—	—	(672,301)
Balance at December 31, 2021	5,968	$84,847	590,846	$8,392,458	—	$—	$(36,727)	$5,483	$8,446,061

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Operating activities
Net income	$656,940	$432,272	$376,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,781	275,953	156,575
Amortization of deferred financing costs and debt discount	16,856	13,099	8,881
Straight-line rent revenue and other	(288,717)	(226,906)	(138,806)
Unit-based compensation	52,110	47,154	32,188
(Gain) loss from sale of real estate	(52,471)	2,833	(41,560)
Impairment charges	—	19,006	21,031
Straight-line rent and other (recovery) write-off	(2,271)	26,415	22,447
Debt refinancing and unutilized financing costs	27,650	28,180	6,106
Tax rate and other changes	42,746	9,295	—
Pre-acquisition rent collected - Circle Transaction	—	(35,020)	—
Other adjustments	11,913	8,134	(2,271)
Changes in:
Interest and rent receivables	(23,867)	(2,438)	12,906
Other assets	(4,375)	18,264	(4,992)
Accounts payable and accrued expenses	54,058	(18,424)	39,630
Deferred revenue	(12,697)	19,819	5,581
Net cash provided by operating activities	811,656	617,636	494,117
Investing activities
Cash paid for acquisitions and other related investments	(5,350,239)	(4,249,180)	(4,565,594)
Net proceeds from sale of real estate	246,468	94,177	111,766
Principal received on loans receivable	1,595,708	1,306,187	920
Investment in loans receivable	(58,932)	(62,651)	(54,088)
Construction in progress and other	(67,725)	(68,350)	(83,798)
Proceeds from sale and return of equity investment	65,546	69,224	—
Capital additions and other investments, net	(289,239)	(36,180)	(293,163)
Net cash used for investing activities	(3,858,413)	(2,946,773)	(4,883,957)
Financing activities
Proceeds from term debt, net of discount	3,407,535	2,215,950	3,048,424
Payments of term debt	(1,390,994)	(800,000)	—
Revolving credit facilities, net	559,985	162,633	(65,736)
Distributions paid	(643,473)	(567,969)	(411,697)
Lease deposits and other obligations to tenants	17,815	21,706	(12,260)
Proceeds from sale of units, net of offering costs	1,051,229	411,101	2,533,210
Payment of debt refinancing, deferred financing costs, and other financing activities	(54,489)	(42,347)	(50,057)
Net cash provided by financing activities	2,947,608	1,401,074	5,041,884
(Decrease) increase in cash, cash equivalents, and restricted cash for the year	(99,149)	(928,063)	652,044
Effect of exchange rate changes	4,662	16,441	(6,478)
Cash, cash equivalents, and restricted cash at beginning of year	556,369	1,467,991	822,425
Cash, cash equivalents and restricted cash at end of year	$461,882	$556,369	$1,467,991
Interest paid, including capitalized interest of $3,289 in 2021, $3,030 in 2020, and $3,936 in 2019	$326,406	$309,920	$211,163
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$176,494	$147,666	$138,161
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$549,884	$1,462,286	$820,868
Restricted cash, included in Other assets	6,485	5,705	1,557
	$556,369	$1,467,991	$822,425
End of period:
Cash and cash equivalents	$459,227	$549,884	$1,462,286
Restricted cash, included in Other assets	2,655	6,485	5,705
	$461,882	$556,369	$1,467,991

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

We operate as a real estate investment trust (“REIT”). Accordingly, we will generally not be subject to United States (“U.S.”) federal income tax, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed our taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation hospitals, long-term acute care hospitals, and freestanding ER/urgent care facilities. We also make mortgage and other loans to operators of similar facilities. In addition, we may obtain profits or equity interests in our tenants, from time-to-time, in order to enhance our overall return.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2021, we have investments in 438 facilities in 32 states in the U.S., in six countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Although the effects of COVID-19 and related variants seem to be lessening, government restrictions appear to be easing, and most hospitals around the world have generally returned to their normal operations, the ultimate impact to our tenants’ results of operations and liquidity and their ability to pay our rent and interest due to the impact of COVID-19 still cannot be predicted with 100% confidence. This makes any estimates and assumptions as of December 31, 2021, inherently less certain than they would be absent the potential impact of COVID-19. Actual results could differ from those estimates.

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

At December 31, 2021, we had loans and/or equity investments in certain variable interest entities approximating $570 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method, such as our joint venture with Primotop Holdings S.à.r.l. (“Primotop”). Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop, we have elected to record our share of such investee’s earnings or losses on a lag basis. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investment in Steward Health Care System LLC (“Steward”)) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Cash distributions on these types of investments are recorded to either income upon receipt (if a return on investment) or as a reduction of our investment (if the distributions received are in excess of our share of the investee’s earnings). For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

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

Revenue Recognition: Our revenues are primarily from leases and loans. For leases, we follow Accounting Standards Update (“ASU”) 2016-02, “Leases”, (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). For lessors, we apply this standard as follows:

Operating Lease Revenue

We receive income from operating leases based on the fixed required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rents earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in our consolidated statements of net income is presented as two amounts: rent billed and straight-line rent. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivables.

Rental payments received prior to their recognition as income are classified as deferred revenue.

Financing Lease Revenue

Under ASU 2016-02, if an acquisition and subsequent lease of a property back to the seller does not meet the definition of a sale, we must account for the transaction as a financing lease with income recognized using the imputed interest method.

Another type of financing lease is a direct financing lease (“DFL”). For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable at lease inception, while, the difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unearned income.

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

Tenant payments for ground leases along with other operating expenses, such as property taxes and insurance, that are paid directly by us and reimbursed by our tenants are presented on a gross basis with the related revenues recorded in “Interest and other income” and the related expenses in “Property-related” in our consolidated statements of net income. All payments of other operating expenses made directly by the tenant to the applicable government or appropriate third-party vendor are recorded on a net basis.

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

Acquired Real Estate Purchase Price Allocation: We account for acquisitions of real estate under asset acquisition accounting rules. Under this accounting standard, we allocate the purchase price (including any third-party transaction costs directly related to the acquisition) of acquired properties to tangible and identified intangible assets acquired and liabilities assumed (if any) based on their relative fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time-to-time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rental, capitalization, and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2021 are as follows:

Buildings and improvements	35.8 years
Lease intangibles	24.9 years
Leasehold improvements	17.0 years
Furniture, equipment, and other	7.6 years

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants, which may include, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenants’ operating margins both to facility rent and to facility rent plus other fixed costs; trends in cash collections; trends in revenue and patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, and other events ongoing (such as the recent health crisis caused by the COVID-19 pandemic) on tenants’ profitability and liquidity.

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

Losses on Financing Lease Receivables: Upon the adoption of ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a new forward-looking “expected loss” model to all of our financing receivables, including financing leases and loans. With this change, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is under performing and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

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

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are typically collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we are using ASU 2016-13 to establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from ASU 2016-13, and we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

The following table summarizes our credit loss reserves (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of the year	$8,726	$—
Cumulative effect of change in accounting principle	—	8,399
Provision for credit loss	41,710	3,255
Expected credit losses related to financial instruments sold or repaid	(1,909)	(2,928)
Balance at end of year	$48,527	$8,726

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

Our financial statements include the operations of TRS entities, including MPT Development Services, Inc. (“MDS”) and many other entities, which are single member LLCs that are disregarded for tax purposes and are reflected in the tax returns of MDS. None of our TRS entities are entitled to a dividends paid deduction and are subject to U.S. federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and we will make non-mortgage loans to and/or investments in our lessees through these entities.

With the property acquisitions and investments in Europe, Australia, and South America, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes, of a significant nature, in the U.S. as the majority such income from our international properties flows through our REIT income tax returns. For our TRS entities and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

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

Foreign Currency Translation and Transactions: Certain of our international subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income (loss), a component of stockholders’ equity/partnership capital on our consolidated balance sheets.

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in a foreign currency from time-to-time. Gains or losses resulting from these foreign currency transactions are revalued into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of revaluation gains or losses on our short-term transactions are included in other income in the consolidated statements of income, while the revaluation effects on our long-term investments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

Fair Value Option Election: For our equity investment in the international joint venture and equity interest in Springstone, LLC (“Springstone”), along with any related investments such as loans (see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other investments that existed at December 31, 2021.

Leases (Lessee)

Pursuant to ASU 2016-02, we are required to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. We record a right-of-use asset and a lease liability for all material leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less are off balance sheet with lease expense recognized on a straight-line basis over the lease term.

Reclassifications: Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace the London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to LIBOR or other reference rates expected to be discontinued. Our British pound sterling term loan and corresponding interest rate swap were modified with the Sterling Overnight Index Average (SONIA) Rate as a replacement reference rate during the fourth quarter of 2021, and we accounted for such modifications using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are continuing to evaluate the need to modify our U.S. dollar LIBOR contracts, such as our unsecured credit facility, but the requirement to replace the U.S. dollar LIBOR has been extended to June 30, 2023. Moreover, we do not expect any impact to our Australian dollar term loan and corresponding interest rate swap, as these contracts are not referenced to rates that are expected to be discontinued.

3. Real Estate and Other Activities

New Investments

For the years ended December 31, 2021, 2020, and 2019, we acquired or invested in the following net assets (in thousands):

	2021	2020	2019
Land and land improvements	$642,312	$365,281	$400,539
Buildings	2,381,654	2,547,313	1,951,066
Intangible lease assets — subject to amortization (weighted-average useful life of 34.5 years in 2021, 27.5 years in 2020, and 19.1 years in 2019)	262,385	642,699	227,468
Investment in financing leases	—	114,797	1,386,797
Equity investments	123,427	233,593	415,836
Mortgage loans	1,113,300	176,840	51,267
Other loans and assets	909,669	309,523	135,258
Liabilities assumed	(82,508)	(140,866)	(2,637)
	$5,350,239	$4,249,180	$4,565,594
Loans repaid(1)	(1,103,410)	(834,743)	—
Total net assets acquired	$4,246,829	$3,414,437	$4,565,594

(1)

The 2021 column includes an £800 million mortgage loan advanced to the Priory Group (“Priory”) in the first quarter of 2021 and converted to fee simple ownership in a portfolio of 35 properties in the second quarter of 2021 as described below. The 2020 column includes approximately $740 million of loans advanced to Steward in 2017 and exchanged for the fee simple real estate of two hospitals as described below, as well as approximately $100 million of loans advanced to Ernest Health, Inc. (“Ernest”) in 2012 and exchanged for the fee simple real estate of four hospitals as described below.

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets in the United Kingdom. On June 25, 2021, we completed the second phase of the transaction in which we converted this mortgage loan to fee simple ownership in a portfolio of 35 select real estate assets from Priory (which is currently owned by Waterland Private Equity Fund VII C.V. (“Waterland VII”)) in individual sale-and-leaseback transactions. The applicable purchase price for the assets was paid by us by proportionally converting and reducing the principal balance of the interim mortgage loan we made to Waterland VII in phase one. Therefore, the net aggregate purchase price for the real estate assets we acquired from Priory was approximately £800 million, plus customary stamp duty, tax, and other transaction costs. As part of the real estate acquisition (for which some of the assets were acquired by the share purchase of real estate holding entities), we incurred deferred income tax liabilities and other liabilities of approximately £47.1 million.

In addition to the real estate investment, on January 19, 2021, we made a £250 million acquisition loan to Waterland VII, in connection with the closing of Waterland VII’s acquisition of Priory, which was repaid in full plus interest on October 22, 2021.

Finally, we acquired a 9.9% passive equity interest in the Waterland VII affiliate that indirectly owns Priory.

Other Transactions

On December 2, 2021, we acquired the remaining 50% interest in a general acute hospital operated by IMED Hospitales in Valencia, Spain, which was formerly owned by our joint venture partner. We followed the asset acquisition cost accumulation model to account for this acquisition and included the carrying amount of our previously held equity interest, along with the approximately €46 million consideration paid and direct transaction costs incurred, in determining the total cost allocated to the net assets acquired.

On October 21, 2021, we acquired an acute care facility in Portugal for €17.8 million. This facility is leased to Atrys Health pursuant to a long-term master lease with annual escalations.

On October 19, 2021, we invested in 18 inpatient behavioral health facilities throughout the U.S. and an interest in the operations of Springstone for total consideration of $950 million (including an acquisition loan of approximately $185 million), plus closing and other transaction costs. We also incurred deferred income tax liabilities of approximately $8.0 million. These facilities are leased to Springstone pursuant to a long-term master lease with annual escalations and multiple extension options.

On August 1, 2021, we completed the acquisition of five general acute care hospitals located in South Florida for approximately $900 million, plus closing and other transaction costs. These hospitals are leased to Steward pursuant to the master lease, with annual inflation-based escalators, that had its initial fixed term recently extended by 10 years to 2041.

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

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”). In a related transaction, affiliates of Circle acquired BMI and assumed its operations in the United Kingdom. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Effective June 16, 2020, these 30 leases were amended to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other Transactions

On December 31, 2020, we acquired an inpatient rehabilitation hospital in South Carolina for approximately $17 million. As part of the transaction, we acquired the fee simple real estate of three inpatient rehabilitation hospitals and one long-term acute care hospital in exchange for the reduction of the mortgage loans made to Ernest for such properties in 2012. The approximate $115 million investment in all five of these facilities is leased to Ernest pursuant to an existing long-term master lease with multiple extension options and annual escalation provisions.

On December 29, 2020, we increased our equity ownership and related investment in Infracore by investing an additional CHF 206.5 million. We are accounting for our total investment in this joint venture (this investment along with our initial investment in 2019 as noted below) under the equity method.

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

On May 13, 2020, we formed a joint venture for the purpose of investing in the operations of international hospitals. As part of the formation, we originated a $205 million acquisition loan. We have a 49% interest in this joint venture and are accounting for our investment using the fair value option election. The joint venture simultaneously purchased from Steward the rights and existing assets related to all present and future international opportunities previously owned by Steward for strategic, regulatory, and risk management purposes. Through this joint venture, we invested, on November 17, 2020, in the real estate of three general acute care hospitals in Colombia for approximately $135 million. These properties are operated by the international joint venture.

Other acquisitions in 2020 included three inpatient rehabilitation hospitals, two general acute care hospitals, and one private acute care hospital totaling approximately $300 million. One inpatient rehabilitation facility, located in Dahlen, Germany, was acquired on August 5, 2020 for €12.5 million and is leased to MEDIAN Kliniken S.á.r.l. (“MEDIAN”) pursuant to the existing master lease. One of the general acute care facilities, located in Darlington, United Kingdom, was acquired on August 7, 2020 for £29.4 million and is leased to Circle pursuant to a long-term lease. The other general acute care hospital, located in London, United Kingdom, was acquired on November 25, 2020 for £50 million via the purchase of a 999-year ground lease and is leased to The Royal Marsden NHS Foundation Trust pursuant to a long-term lease. The inpatient rehabilitation hospitals, one in Texas and one in Indiana, were acquired on December 17, 2020 for approximately $58 million and are leased to Curahealth Hospitals (now Post Acute Medical, LLC) pursuant to a long-term lease. The private acute care hospital, located in Reading, United Kingdom, was acquired on December 18, 2020 for £85.0 million and is leased to Circle pursuant to the existing long-term Circle master lease.

2019 Activity

LifePoint Acquisition

On December 17, 2019, we acquired a portfolio of 10 acute care hospitals owned and operated by LifePoint Health, Inc. (“LifePoint”) for a combined purchase price of approximately $700 million. The properties were leased to LifePoint under one master lease agreement. The master lease had a 20-year initial term and two five-year extension options, plus annual inflation-based escalators.

Prospect Transaction

On August 23, 2019, we invested in a portfolio of 14 acute care hospitals and two behavioral health facilities operated by Prospect Medical Holdings, Inc. (“Prospect”) for a combined purchase price of approximately $1.55 billion. Our investment included the acquisition of the real estate of 11 acute care hospitals and two behavioral health facilities for $1.4 billion. We are accounting for these properties as a financing (as presented in the “Investment in financing leases” line of the consolidated balance sheets) under lease accounting rules due to certain lessee end-of-term purchase options. In addition, we originated a $51.3 million mortgage loan, secured by a first mortgage on an acute care hospital, and a $112.9 million term loan. The master leases and mortgage loan have substantially similar terms, with an initial 15-year fixed term subject to three extension options, plus annual inflation-based escalators.

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

Ramsay Acquisition

On August 16, 2019, we acquired freehold interests in eight acute care hospitals located throughout England for an aggregate purchase price of approximately £347 million. The hospitals are leased to Ramsay pursuant to in-place net leases that include annual fixed and periodic market-based escalations.

Australia Transaction

On June 6, 2019, we acquired 11 hospitals in Australia for a purchase price of approximately A$1.2 billion plus stamp duties and registration fees of A$66.6 million. The properties are leased to Healthscope, pursuant to master lease agreements that had an average initial term of 20 years, upon our acquisition, with annual fixed escalations and multiple extension options.

Switzerland Transactions

On May 27, 2019, we invested in a portfolio of 13 acute care campuses and two additional properties in Switzerland for an aggregate purchase price of approximately CHF 236.6 million. The investment (which we account for under the equity method) was effected through our purchase of a stake in a Swiss healthcare real estate company, Infracore, from the previous majority shareholder, Aevis Victoria SA (“Aevis”). The facilities are leased to Swiss Medical Network, a wholly-owned Aevis subsidiary, pursuant to leases that had an average 23-year remaining term upon our acquisition and are subject to annual escalation provisions. Additionally, we purchased a 4.9% stake in Aevis for approximately CHF 47 million on June 28, 2019 that we mark to fair value through income.

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

On November 28, 2019, we acquired an acute care hospital in Portugal for approximately €28.2 million. This facility is leased to José de Mello pursuant to an in-place lease that had 17 years remaining on its initial term upon our acquisition. The lease provides for annual inflation-based escalators.

On August 30, 2019, we invested in a portfolio of facilities throughout various states for approximately $254 million. The properties are leased to Vibra Healthcare, LLC (“Vibra”) pursuant to a master lease agreement that had an initial lease term of 20 years upon acquisition. The lease provides for annual escalations and includes three five-year extension options.

On June 10, 2019, we acquired seven community hospitals in Kansas for approximately $145.4 million. The properties are leased to an affiliate of Saint Luke’s Health System (“SLHS”) pursuant to seven individual in-place leases that had an average remaining lease term of 14 years upon our acquisition. The leases provide for fixed escalations every five years, include two five-year extension options, and are guaranteed by SLHS.

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

Development Activities

2021 Activity

In the fourth quarter of 2021, we agreed to finance the development of and lease an acute care facility in Texarkana, Texas for $169.4 million. This facility will be leased to Steward and is expected to commence rent in the second quarter of 2024.

2020 Activity

On November 23, 2020, we agreed to finance the development of and lease an inpatient rehabilitation facility in Stockton, California for $47.7 million. This facility will be leased to Ernest and is expected to commence rent in the second quarter of 2022.

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

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2021	Estimated Rent Commencement Date
Ernest (Bakersfield, California)	$47,929	$42,132	1Q 2022
Ernest (Stockton, California)	47,700	31,197	2Q 2022
Steward (Texarkana, Texas)	169,408	28,110	2Q 2024
	$265,037	$101,439

Disposals

2021 Activity

Joint Venture Transaction

On August 28, 2021, we entered into a definitive agreement with Macquarie Asset Management (“MAM”) to form a partnership (the “Macquarie Transaction”), pursuant to which a fund managed by MAM will acquire, for cash consideration, a 50% interest in a portfolio of eight Massachusetts-based general acute care hospitals that we currently own and lease to Steward. The transaction values the portfolio at approximately $1.7 billion. We expect to recognize a gain, net of transaction costs, of approximately $0.5 billion from this transaction, which we expect to close in the 2022 first quarter.

The partnership plans to raise nonrecourse secured debt of up to 55% of asset value, and we expect to receive total proceeds, including proceeds from the expected secured debt, of approximately $1.3 billion. There is no certainty as to the amount or terms of expected secured debt financing, and the ultimate amount and terms may affect the completion of the transaction, the transaction value, proceeds, and gain on real estate. At December 31, 2021, the eight facilities subject to the joint venture were designated as held for sale and made up of the following net assets (in thousands):

As of December 31, 2021
Real estate held for sale	$1,096,505
Straight-line rent receivables	120,268
Other assets, net	4,234
Total	$1,221,007

Other Disposal Transactions

During the 2021 fourth quarter, we sold our interest in the operations of three operators (two of which were in Germany) for proceeds of approximately $54.5 million, resulting in a net gain of approximately $40 million.

During 2021, we also completed the sale of 16 facilities and an ancillary property for approximately $246 million, resulting in a net gain on real estate of approximately $52.5 million.

2020 Activity

During 2020, we completed the sale of nine facilities and six ancillary properties for approximately $94 million, resulting in a net loss of $2.8 million.

2019 Activity

During 2019, we completed the sale of five facilities resulting in a gain on real estate of $41.6 million.

Intangible Assets

At December 31, 2021 and 2020, our intangible lease assets were $1.4 billion ($1.3 billion, net of accumulated amortization) and $1.3 billion ($1.2 billion, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $56.0 million, $42.4 million, and $21.5 million in 2021, 2020, and 2019, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2022	$57,433
2023	57,368
2024	57,334
2025	57,186
2026	56,917

As of December 31, 2021, capitalized lease intangibles have a weighted-average remaining life of 22.9 years.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of at least 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the CPI (or similar index outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $231 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

The following table summarizes total future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of December 31, 2021 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2022	$1,078,148	$168,190	$1,246,338
2023	1,099,027	171,553	1,270,580
2024	1,117,353	174,984	1,292,337
2025	1,135,695	178,484	1,314,179
2026	1,154,286	182,054	1,336,340
Thereafter	29,555,221	4,513,925	34,069,146
	$35,139,730	$5,389,190	$40,528,920

At December 31, 2021, leases on 13 Ernest facilities and five Prime facilities are accounted for as DFLs and leases on 13 of our Prospect facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Minimum lease payments receivable	$1,183,855	$1,228,966
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(918,584)	(969,061)
Net investment in direct financing leases	469,089	463,723
Other financing leases (net of allowance for credit loss)	1,584,238	1,547,199
Total investment in financing leases	$2,053,327	$2,010,922

COVID-19 Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants’ business during 2020, we agreed to defer collection of less than 2% of our annual rent. In 2021, we collected approximately $2.8 million of previously deferred rent. Pursuant to our agreements with certain tenants, we expect the remaining outstanding deferred rent balance of approximately $8.6 million as of December 31, 2021, to be paid over specified periods in the future, with interest.

Adeptus Health

As discussed in previous filings, our original real estate portfolio of approximately 60 properties leased to Adeptus Health, Inc. (“Adeptus”) has gone through significant changes starting with Adeptus filing for Chapter 11 bankruptcy in 2017. With this filing and other subsequent events (including COVID-19 implications in 2020), we transitioned all of our facilities away from Adeptus, which resulted in impairment charges including approximately $20 million (of which one-half related to straight-line rent write-offs) and $2 million in 2020 and 2019, respectively. However, these transition measures have also provided for new tenant relationships being formed with strong credit worthy operators such as Ochsner Health System, Dignity Health, UC Health (University of Colorado), and HCA Healthcare, Inc. (“HCA”), that are now leasing over 40 of these transitional facilities under long-term leases. In addition, we have been able to dispose of 12 properties generating cash proceeds for re-investment purposes, including the sale of our Carrollton, Texas property in February 2022 for approximately $43 million, which exceeded our net book value. At December 31, 2021, only three of these transitional properties, representing less than 0.5% of our total assets, remain vacant, and each of these properties are in various stages of being re-leased or sold. At December 31, 2021, we believe our investment in these real estate assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities to and had a mortgage loan on a fifth property (Olympia Medical Center) with Alecto Healthcare Services LLC (“Alecto”), along with working capital loans. During 2019, we incurred approximately $20 million in real estate impairment charges. During the first quarter of 2020, we donated the Wheeling facility to a local municipality, resulting in a $9.1 million real estate impairment charge. In addition, we re-leased one acute care facility and sold another facility in 2020. In the first quarter of 2021, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $51 million from this sale were used to pay off the mortgage and working capital loans in full, with the remaining proceeds used to recover certain previously reserved past due receivables. At December 31, 2021, we continue to lease one acute care facility to Alecto, representing less than 0.1% of our total assets.

Halsen Healthcare

On September 30, 2019, we acquired the real estate of Watsonville Community Hospital in Watsonville, California for $40 million, which was then leased to Halsen Healthcare. In addition, we made a working capital loan to Halsen Healthcare. The hospital operator faced significant financial challenges over a two-year period that were worsened by revenue losses during the COVID-19 pandemic. During this time, we increased the working capital loan balance in an effort to support the operator of this facility. On December 5, 2021, Halsen Healthcare filed Chapter 11 bankruptcy in order to reorganize, while keeping the hospital open. As such, we recorded a credit loss reserve (approximately $40 million) in the fourth quarter of 2021 and wrote off approximately $2.5 million of billed and straight-line rent receivables. At December 31, 2021, we believe our total investment in the Watsonville property, representing less than 0.5% of total assets, is fully recoverable, but no assurances can be given that we will not have any further write-offs or impairments in future periods.

Other Leasing Activity

2021 Activity

On December 23, 2021, LifePoint announced the completion of the transaction with Kindred Healthcare (“Kindred”), in which LifePoint acquired Kindred, and announced the related launch of ScionHealth, a new healthcare company made up of a combination of former Kindred and LifePoint hospitals. With this transaction, we have eight properties leased to ScionHealth and nine properties leased to LifePoint.

2020 Activity

On July 24, 2020, we re-leased our five San Antonio, Texas free standing emergency facilities (with a total investment of approximately $30 million) to Methodist Healthcare System of San Antonio, a joint venture between HCA and Methodist Healthcare Ministries of South Texas, pursuant to a long-term master lease. As a result, we recorded an approximate $1.5 million write-off of straight-line rent in the 2020 third quarter.

Loans

The following is a summary of our loans (net of allowance for credit loss) ($ amounts in thousands):

	As of December 31, 2021		As of December 31, 2020
	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
Mortgage loans	$213,211	8.7%	$248,080	8.5%
Acquisition loans	523,829	7.7%	338,273	7.6%
Other loans	804,824	6.2%	520,095	5.8%
	$1,541,864		$1,106,448

Our mortgage loans at December 31, 2021 cover five of our properties with three operators.

The increase in acquisition loans primarily relates to the $185 million loan to Springstone in the fourth quarter of 2021.

Other loans consist of loans to our tenants for working capital and other purposes and include our shareholder loan made in 2018 to the joint venture with Primotop in the amount of €297 million. The increase in other loans is primarily related to the $335 million loan to affiliates of Steward (as more fully described above), partially offset by the repayment of $75 million in other loans from Prime.

Other Investment Activities

On October 13, 2021, we funded an additional €27 million to Priory in order to maintain our 9.9% equity interest.

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first quarter of 2021, which was accounted for as a return of capital.

Pursuant to our 4.9% stake in Aevis, we recorded an $8.2 million favorable non-cash fair value adjustment to mark our investment in Aevis stock to market during 2021; whereas, this was a $5.8 million unfavorable non-cash fair value adjustment for 2020.

Concentration of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)	Facility concentration – At December 31, 2021, our largest single property represented approximately 2.7% of our total assets, slightly down from the 3.2% at December 31, 2020.
2)

Operator concentration – For the year ended December 31, 2021, revenue from Steward, Circle, and Prospect individually represented more than 10% of our total revenues. In comparison, Steward, Circle, Prospect, and Prime individually represented more than 10% of our total revenues for the year ended December 31, 2020.

3)

Geographic concentration – At December 31, 2021, investments in the U.S, Europe, Australia, and South America represented approximately 64%, 30%, 5%, and 1%, respectively, of our total assets compared to 65%, 28%, 6%, and 1%, respectively, of our total assets at December 31, 2020.

4)

Facility type concentration – For the year ended December 31, 2021, approximately 81% of our revenues were generated from our general acute care facilities, while revenues from our behavioral and rehabilitation facilities made up 8% and 7%, respectively. Freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 4%. In comparison, general acute care, rehabilitation, and long-term acute care facilities made up 87%, 8%, and 3%, respectively, of our total revenues for the year ended December 31, 2020, while freestanding ER/urgent care facilities and behavioral health facilities combined to make up the remaining 2%.

Related Party Transactions

Lease and interest revenue earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $63.9 million, $29.8 million, and $85.3 million for 2021, 2020, and 2019, respectively.

See subsections “New Investments” and “Disposals” in this Note 3 as it relates to our investments in Springstone and the new international, Primotop, and Infracore ventures for other related party transactions during 2021, 2020, and 2019.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2021	As of December 31, 2020
Revolving credit facility(A)	$730,000	$165,407
Interim credit facilities	869,606	—
Term loan	200,000	200,000
British pound sterling term loan(B)	947,240	956,900
Australian term loan facility(B)	871,560	923,280
4.000% Senior Unsecured Notes due 2022(B)	—	610,800
2.550% Senior Unsecured Notes due 2023(B)	541,280	546,800
3.325% Senior Unsecured Notes due 2025(B)	568,500	610,800
0.993% Senior Unsecured Notes due 2026(B)	568,500	—
2.500% Senior Unsecured Notes due 2026(B)	676,600	—
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	811,920	820,200
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	473,620	—
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$11,358,826	$8,934,187
Debt issue costs and discount, net	(76,056)	(68,729)
	$11,282,770	$8,865,458

(A)	The 2020 column includes £121 million of GBP-denominated borrowings that reflect the exchange rate at December 31, 2020.
(B)	Non-U.S. dollar denominated debt that reflects the exchange rate at period-end.

As of December 31, 2021, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2022	$869,606
2023	541,280
2024	1,601,560
2025	1,515,740
2026	1,945,100
Thereafter	4,885,540
Total	$11,358,826

Credit Facility

Our current unsecured credit facility (“Credit Facility”) includes a $1.3 billion unsecured revolving loan facility and a $200 million unsecured term loan facility. On January 15, 2021, we amended our Credit Facility. The amendment extended the maturity of our unsecured revolving loan facility to February 1, 2024 and can be extended for an additional 12 months at our option. The maturity date of our term loan facility was extended to February 1, 2026.

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

At December 31, 2021, we had $730.0 million outstanding on the revolving credit facility, whereas, we had $165.4 million outstanding on our revolving credit facility at December 31, 2020. At December 31, 2021 and 2020, our availability under our revolving credit facility was $0.6 billion and $1.1 billion, respectively. The weighted-average interest rate on the revolving facility was 1.3% and 1.4% during 2021 and 2020, respectively.

At December 31, 2021 and 2020, the interest rate in effect on our term loan was 1.56% and 1.65%, respectively.

Interim Credit Facilities

January 2021 Interim Credit Facility

On January 15, 2021, we entered into a $900 million interim credit facility (“January 2021 Interim Credit Facility”), of which we borrowed £500 million to partially fund the Priory Group Transaction. We paid off and terminated this facility on March 26, 2021 with the issuance of the 2.500% Senior Unsecured Notes due 2026 and the 3.375% Senior Unsecured Notes due 2030.

July 2021 Interim Credit Facility

On July 27, 2021, we entered into a $1 billion interim credit facility with Barclays Bank PLC as administrative agent (“July 2021 Interim Credit Facility”), and several lenders from time-to-time are parties thereto. This facility matures on July 28, 2022 and bears interest at a variable rate. We used this facility to partially fund the acquisition of five South Florida facilities in August 2021 and the Springstone investments in October 2021. At December 31, 2021, the outstanding balance under this facility was $869.6 million at a rate of 1.610%.

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

At December 31, 2021, we had a derivative asset of approximately $12.4 million related to the sterling-denominated term loan interest rate swap and a derivative liability of approximately $4.2 million related to the Australian dollar term loan interest rate swap, included in “Other assets” and "Accounts payable and accrued expenses", respectively, on our consolidated balance sheets. At December 31, 2020, we had a derivative liability of approximately $51.3 million associated with these interest rate swaps, included in “Accounts payable and accrued expenses” on our consolidated balance sheets.

Senior Unsecured Notes

The following are the basic terms of our senior unsecured notes at December 31, 2021 (par value amounts in thousands):

	Offering Completion Date	Maturity Date	Par Value	% of Par Value	Interest Payment Frequency
2.550% Senior Unsecured Notes due 2023	December 5, 2019	December 5, 2023	£400,000	100.000%	Annually
3.325% Senior Unsecured Notes due 2025	March 24, 2017	March 24, 2025	€500,000	100.000%	Annually
0.993% Senior Unsecured Notes due 2026	October 6, 2021	October 15, 2026	€500,000	100.000%	Annually
2.500% Senior Unsecured Notes due 2026	March 24, 2021	March 24, 2026	£500,000	99.937%	Annually
5.250% Senior Unsecured Notes due 2026	July 22, 2016	August 1, 2026	$500,000	100.000%	Semi-annually
5.000% Senior Unsecured Notes due 2027	September 7, 2017	October 15, 2027	$1,400,000	100.000%	Semi-annually
3.692% Senior Unsecured Notes due 2028	December 5, 2019	June 5, 2028	£600,000	99.998%	Annually
4.625% Senior Unsecured Notes due 2029	July 26, 2019	August 1, 2029	$900,000	99.500%	Semi-annually
3.375% Senior Unsecured Notes due 2030	March 24, 2021	April 24, 2030	£350,000	99.448%	Annually
3.500% Senior Unsecured Notes due 2031	December 4, 2020	March 15, 2031	$1,300,000	100.000%	Semi-annually

Typically, we may redeem some or all of the notes at any time, but may require a redemption premium that will decrease over time. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

Debt Refinancing and Unutilized Financing Costs

2021

With the amendment of our Credit Facility, the termination of our January 2021 Interim Credit Facility, and duration fees incurred on our July 2021 Interim Credit Facility, we incurred approximately $7.3 million of debt refinancing costs in 2021.

With proceeds from our 0.993% Senior Unsecured Notes due 2026 offering, on October 22, 2021, we redeemed all of our outstanding €500 million aggregate principal amount of 4.000% senior unsecured notes that were due in 2022, including accrued and unpaid interest. As a result of this redemption, we incurred a charge of approximately $20 million (including redemption premiums and accelerated amortization of deferred debt issuance costs).

2020

With proceeds from our 3.500% Senior Unsecured Notes due 2031 offering in 2020, we redeemed all of our outstanding $500.0 million aggregate principal amount of 6.375% senior unsecured notes that were due in 2024 and $300.0 million aggregate principal amount of 5.500% senior unsecured notes that were due in 2024, including accrued and unpaid interest. As a result of these redemptions, we incurred a charge of approximately $28 million (including redemption premiums and accelerated amortization of deferred debt issuance costs).

2019

On July 10, 2019, we received a commitment to provide a senior unsecured bridge loan facility to fund our investment in Prospect. With this commitment, we paid approximately $4 million of underwriting and other fees. However, this commitment was cancelled with the completion of the debt and equity offerings in July 2019 (as more fully described in the table above and in Note 9), which resulted in fully expensing the total amount of underwriting and other fees that were paid.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At December 31, 2021, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2021, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through our TRS entities is subject to applicable U.S. federal, state, and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRS entities and our foreign operations, income tax (expense) benefit were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current income tax (expense) benefit:
Domestic	$(1,559)	$63	$61
Foreign	(18,964)	(10,203)	(1,669)
	(20,523)	(10,140)	(1,608)
Deferred income tax (expense) benefit:
Domestic	6,915	(10,680)	5,490
Foreign	(60,340)	(10,236)	(1,261)
	(53,425)	(20,916)	4,229
Income tax (expense) benefit	$(73,948)	$(31,056)	$2,621

A reconciliation of income tax (expense) benefit from the statutory income tax rate to the effective tax rate based on income before income taxes for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Income before income tax	$730,888	$463,328	$373,780
Income tax at the U.S. statutory federal rate (21% in 2021, 2020, and 2019)	(153,486)	(97,299)	(78,494)
Decrease (increase) in income tax resulting from:
Foreign rate differential	2,742	2,160	438
State income taxes, net of federal benefit	—	970	1,621
U.S. earnings not subject to federal income tax	132,266	82,921	85,495
Equity investments	—	380	1,091
Change in valuation allowance	(10,040)	(8,514)	(7,911)
Statutory tax rate change	(43,924)	(9,471)	—
Interest disallowance	(646)	—	—
Other items, net	(860)	(2,203)	381
Total income tax (expense) benefit	$(73,948)	$(31,056)	$2,621

The foreign provision for income taxes is based on foreign profit before income taxes of $164.0 million, $62.1 million, and $10.7 million in 2021, 2020, and 2019, respectively.

The domestic provision for income taxes is based on income (loss) before income taxes of $(29.7) million in 2021, $6.4 million in 2020, and $(44.1) million in 2019 from our TRS entities.

At December 31, 2021 and 2020, components of our deferred tax assets and liabilities were as follows (in thousands):

	2021	2020
Deferred tax assets:
Operating loss and interest deduction carry forwards	$197,876	$150,001
Interest rate swap	—	9,150
Other	1,815	6,973
Total deferred tax assets	199,691	166,124
Valuation allowance	(61,747)	(36,977)
Total net deferred tax assets	$137,944	$129,147
Deferred tax liabilities:
Property and equipment	$(320,546)	$(211,018)
Net unbilled revenue	(43,366)	(14,776)
Partnership investments	(15,963)	—
Other	(3,836)	(4,010)
Total deferred tax liabilities	(383,711)	(229,804)
Net deferred tax asset (liability)	$(245,767)	$(100,657)

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

At December 31, 2021, we had net NOL and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$239,520	$699,514

Tax-effected NOL carryforwards	$28,837	$169,039
Valuation allowance	(6,291)	(45,578)
Net deferred tax asset - NOL carryforwards	$22,546	$123,461
Expiration periods	2030-indefinite	indefinite

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

During 2021, a valuation allowance of $24.8 million has been recorded against a portion of our international deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized. Valuation allowance activity recorded generally follows the activity of the associated deferred tax asset that is not expected to be recognized. From time-to-time, we may acquire deferred tax assets as part of real estate transactions and will assess the need for a valuation allowance as part of the opening balance sheet. Additionally, valuation allowances will be remeasured for foreign currency translation fluctuations through other comprehensive income.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our taxable income in 2021, 2020, and 2019. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
	2021	2020	2019
Common share distribution	$1.110000	$1.070000	$1.010000
Ordinary income	0.764580	0.603050	0.701910
Capital gains(1)	0.165420	—	0.275040
Unrecaptured Sec. 1250 gain	0.058270	—	0.041160
Section 199A Dividends	0.764580	0.603050	0.701910
Return of capital	0.180000	0.466950	0.033050

(1)	Capital gains include unrecaptured Sec. 1250 gains.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed TRS entities on behalf of Medical Properties Trust, Inc., which are subject to U.S. federal, state, and local income taxes at regular corporate rates, and its international subsidiaries are subject to income taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income taxes associated with our TRS entities and international operations.

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$656,940	$432,272	$376,401
Non-controlling interests’ share in earnings	(919)	(822)	(1,717)
Participating securities’ share in earnings	(2,161)	(2,105)	(2,308)
Net income, less participating securities’ share in earnings	$653,860	$429,345	$372,376
Denominator:
Basic weighted-average common shares	588,817	529,239	427,075
Dilutive potential common shares	1,322	1,222	1,224
Diluted weighted-average common shares	590,139	530,461	428,299

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$656,940	$432,272	$376,401
Non-controlling interests’ share in earnings	(919)	(822)	(1,717)
Participating securities’ share in earnings	(2,161)	(2,105)	(2,308)
Net income, less participating securities’ share in earnings	$653,860	$429,345	$372,376
Denominator:
Basic weighted-average units	588,817	529,239	427,075
Dilutive potential units	1,322	1,222	1,224
Diluted weighted-average units	590,139	530,461	428,299

7. Stock Awards

Stock Awards

Our Equity Incentive Plan, adopted during the second quarter of 2019 and replacing the previous plan, authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. We have reserved 12.9 million shares of new common stock for awards under the Equity Incentive Plan, out of which 5.7 million shares remain available for future stock awards as of December 31, 2021. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and restricted stock units pursuant to our Equity Incentive Plan. These stock-based awards have been granted in the form of service-based awards and performance awards based on company-specific performance hurdles. See below for further details on each of these stock-based awards:

Service-Based Awards

In 2021, 2020, and 2019, the Compensation Committee granted service-based awards to employees and non-employee directors.  Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2021, 2020, and 2019, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants:

In 2021, 2020, and 2019, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The performance thresholds for 2021 and 2020 awards were based on funds from operations growth, EBITDA, and acquisitions; whereas, the 2019 performance thresholds were based on return on equity, EBITDA, and acquisitions.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2021 and 2020 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the SNL U.S. REIT Healthcare Index (“SNL Index”) and 2) how our TSR compared to a threshold set by the Compensation Committee. For 2019 awards, the modifier was based on how our TSR compared to the SNL Index.

The following summarizes stock-based award activity in 2021 and 2020 (which includes awards granted in 2021, 2020, 2019, and any applicable prior years), respectively:

For the Year Ended December 31, 2021:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,057,054	$18.79	5,086,983	$14.41
Awarded	651,113	$20.83	1,957,802	$17.94
Vested	(781,076)	$18.77	(1,551,482)	$13.73
Forfeited	(4,137)	$18.69	(15,767)	$16.72
Nonvested awards at end of year	922,954	$20.26	5,477,536	$15.86

For the Year Ended December 31, 2020:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,122,440	$17.11	5,481,155	$11.66
Awarded	635,855	$19.65	1,800,898	$19.42
Vested	(699,215)	$16.80	(2,193,906)	$11.35
Forfeited	(2,026)	$18.40	(1,164)	$18.22
Nonvested awards at end of year	1,057,054	$18.79	5,086,983	$14.41

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2021, 2020, and 2019, we recorded $52.1 million, $47.2 million, and $32.2 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from stock-based awards at December 31, 2021, is $49.9 million, which will be recognized over a weighted-average period of 1.1 years. Stock-based awards that vested in 2021, 2020, and 2019, had a value of $49.9 million, $58.9 million, and $25.9 million, respectively.

8. Commitments and Contingencies

Commitments

On September 15, 2021, we entered into definitive agreements to lease five general acute care hospitals, representing 5.5% of our total assets at December 31, 2021, located in Utah to HCA following an agreement by HCA to purchase the operations of these five facilities from Steward. Upon completion of the transaction between HCA and Steward, we will enter into a new master lease with HCA for these five facilities (the “HCA Transaction”). The consummation of the HCA Transaction, which is subject to regulatory approval, is expected in the first half of 2022.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2021 Activity

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 16.3 million shares of common stock under our at-the-market equity offering program during 2021, resulting in net proceeds of approximately $340 million.

2020 Activity

In 2020, we sold 21.0 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $411 million.

2019 Activity

On November 8, 2019, we completed an underwritten public offering of 57.5 million shares of our common stock, resulting in net proceeds of $1.026 billion, after deducting underwriting discounts and commissions and offering expenses.

On July 18, 2019, we completed an underwritten public offering of 51.75 million shares of our common stock, resulting in net proceeds of $858.1 million, after deducting underwriting discounts and commissions and offering expenses.

In 2019, we sold 36.1 million shares of common stock under our at-the-market equity offering program, resulting in net proceeds of approximately $650 million.

MPT Operating Partnership, L.P.

At December 31, 2021, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2021		December 31, 2020
Asset (Liability)	Book Value	Fair Value	Book Value	Fair Value
Interest and rent receivables	$56,229	$56,564	$46,208	$45,381
Loans(1)	991,609	991,954	751,341	756,608
Debt, net	(11,282,770)	(11,526,388)	(8,865,458)	(9,226,564)

(1)	Excludes the acquisition loan and mortgage loan made in October 2021 to Springstone and the acquisition loan made in May 2020 to our international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia (see Note 3 for further details), as these assets are accounted for under the fair value option method.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, and our equity investment and related loans in Springstone are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At December 31, 2021 and 2020, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$143,068	$143,068	$136,332	$136,332	Mortgage loans
Equity investment and other loans	409,638	409,638	218,775	218,775	Equity investments/Other loans

Our loans to Springstone and the international joint venture and its subsidiaries are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Our equity investment in Springstone and the international joint venture is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount (“DLOM”). In regards to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

Given our international joint venture equity investment is in an entity that was a start-up company in 2020 and given our equity investment in Springstone was made late in 2021, we believe the fair value of these equity investments are in line with our cost basis. Thus, we have not recognized any unrealized gain/loss on such investments in 2020 or 2021.

The DLOM on our Springstone and international joint venture equity investments was 40% at December 31, 2021. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) in Fair Value
+ 100 basis points	$(41)
- 100 basis points	41

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes (see Note 3). In these cases, fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs as more fully described in Note 2.

11. Leases (Lessee)

We lease the land underlying certain of our facilities (for which we sublease to our tenants), along with corporate offices and equipment. Our leases have remaining lease terms that vary in years, and some of the leases have initial fixed terms (or renewal options available) that extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2021	2020
Operating lease cost (1)	(2)	$10,694	$9,910
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51
Interest on lease liabilities	Interest	128	128
Sublease income	Other	(4,466)	(2,614)
Total lease cost		$6,407	$7,475

(1)	Includes short-term leases.
(2)

$6.3 million and $6.0 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2021 and 2020, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2021 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2022	$7,376	$128	$(4,143)	$3,361
2023	7,448	129	(3,963)	3,614
2024	6,559	130	(3,987)	2,702
2025	5,666	131	(4,044)	1,753
2026	5,255	133	(4,015)	1,373
Thereafter	239,727	4,650	(71,286)	173,091	(1)
Total undiscounted minimum lease payments	$272,031	$5,301	$(91,438)	$185,894
Less: interest	(186,814)	(3,364)
Present value of lease liabilities	$85,217	$1,937

(1)

Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Right of use assets:
Operating leases - real estate	Land	$68,616	$73,373
Finance leases - real estate	Land	1,785	1,836
Total real estate right of use assets		$70,401	$75,209
Operating leases - corporate	Other assets	7,458	8,234
Total right of use assets		$77,859	$83,443

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$85,217	$90,006
Financing leases	Obligations to tenants and other lease liabilities	1,937	1,935
Total lease liabilities		$87,154	$91,941

Weighted-average remaining lease term:
Operating leases		40.6	41.1
Finance leases		34.9	35.9
Weighted-average discount rate:
Operating leases		6.4%	6.4%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,330	$6,080
Operating cash flows from finance leases	126	125
Non-cash activities - Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,120	13,832

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	As of December 31,
	2021	2020
Debt issue costs, net(1)	$5,488	$192
Other corporate assets	193,749	167,929
Prepaids and other assets	134,243	87,948
Total other assets	$333,480	$256,069
(1)	Relates to our revolving credit facility

Other corporate assets include land and land improvements associated with our corporate offices, furniture and fixtures, equipment, corporate vehicles, aircraft, enterprise and other software, deposits, and right-of-use assets associated with corporate leases. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), and lease inducements made to tenants, among other items.

In addition to the assets above, we have equity investments of $1.2 billion and $1.1 billion at December 31, 2021 and 2020, respectively. The increase year-over-year is primarily related to new investments in Swiss Medical Network, Priory, and Aspris Children’s Services during 2021, partially offset by the sale of three equity investments during 2021, as discussed further in Note 3.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2021 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2021, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for MPT Operating Partnership, L.P. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 2, 2022.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 2, 2022.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 2, 2022.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 2, 2022.

ITEM 14.	Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Birmingham, Alabama, PCAOB Auditor ID 238. The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 2, 2022.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	52
MPT Operating Partnership, L.P.	54

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2021 and 2020	56
Consolidated Statements of Net Income for the Years Ended December 31, 2021, 2020, and 2019	57
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019	58
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020, and 2019	59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	60

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2021 and 2020	61
Consolidated Statements of Net Income for the Years Ended December 31, 2021, 2020, and 2019	62
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019	63
Consolidated Statements of Capital for the Years Ended December 31, 2021, 2020, and 2019	64
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	65

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	66
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020, and 2019	104
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020, and 2019	105
Schedule IV — Mortgage Loans on Real Estate at December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020, and 2019	113

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015
3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.	8-K	001-32559	4.2	July 22, 2016
4.5	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.	8-K	001-32559	4.2	March 27, 2017
4.6	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
4.7	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.8	Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.2	December 11, 2019
4.9	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.10	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020
4.11	Seventeenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	March 29, 2021
4.12	Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.4	March 29, 2021
4.13	Nineteenth Supplemental Indenture, dated as of October 6, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	October 13, 2021
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***	10-K	001-32559	10.2	March 1, 2019
10.3	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 26, 2019
10.4	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.5	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.6	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.7	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.8	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.9	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003***	S-11/A	333-119957	10.5	January 6, 2005
10.11	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.12	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***	8-K	001-32559	10.2	August 6, 2007
10.13	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***	8-K	001-32559	10.3	August 6, 2007
10.14	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.15	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.16	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006***	10-K	001-32559	10.61	March 14, 2008
10.17	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008***	10-K	001-32559	10.74	March 13, 2009
10.18	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009***	10-K	001-32559	10.75	March 13, 2009
10.19	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.20	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.21	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.22	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.23	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.24	Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.	10-Q	001-32559	10.1	August 9, 2019

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
10.25	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.26	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
10.27	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 15, 2021, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-32559	10.1	May 10, 2021
10.28	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee	10-Q	001-32559	10.1	November 9, 2021
10.29	Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2021, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-32559	10.2	November 9, 2021
10.30*

Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 22, 2021, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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

Date: March 1, 2022

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2022

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2022

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	March 1, 2022

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	March 1, 2022

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 1, 2022

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2022

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2022

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2021

		Additions				Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2021	$146,637	$69,131	(2)	$7,340	(3)	$(68,947)	(4)	$154,161
2020	$109,803	$58,044	(5)	$22,944	(6)	$(44,154)	(7)	$146,637
2019	$66,131	$50,893	(8)	$—		$(7,221)	(9)	$109,803

(1)	Includes real estate impairment reserves, allowance for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)

Represents a $41.7 million increase in credit loss reserves on financing-type receivables, $8 million increase in accounts receivable and other reserves, and an approximately $20 million increase in valuation allowances to reserve against our net deferred tax assets in 2021.

(3)	Represents $7.3 million of tax valuation allowances recorded as part of the purchase price allocation of the Priory Transaction as disclosed in Note 3 to Item 8 of this Annual Report on Form 10-K.
(4)

Includes a $22.4 million decrease in real estate impairment reserves related to disposals in 2021, a $38.7 million decrease in accounts receivable and other reserves, $6.0 million decrease of equity investment impairment reserve related to disposals in 2021, and $1.9 million of credit loss recovery related to loan paydowns in 2021.

(5)

Represents a $19.0 million increase to real estate impairment reserves, $23.9 million increase in accounts receivable and other reserves, $3.3 million increase in credit loss reserves on financing-type receivables, and a $11.9 million increase in valuation allowances to reserve against our net deferred tax assets in 2020.

(6)

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

(7)

Includes a $40.5 million decrease in real estate impairment reserves related to disposals in 2020, $2.9 million of credit loss recovery related to loan paydowns in 2020, and a $0.8 million decrease in tax valuation allowances.

(8)

Represents a $21.0 million increase to real estate impairment reserves, $22.0 million increase in accounts receivable and other reserves, and a $7.9 million increase in our tax valuation allowance to reserve against an increase in our net deferred tax assets in 2019.

(9)	Includes a $7.2 million decrease in real estate impairment reserves related to disposals in 2019.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2021

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Aberdeen, UK	Acute care general hospital	$4,384	$107,058	$135	$—	$4,519	$107,058	$111,577	$5,371	$—	1985	January 9, 2020	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	5,328	—	2014	August 31, 2014	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	769	—	2014	March 19, 2014	40
Anaheim, CA	Acute care general hospital	1,875	21,813	—	10	1,875	21,823	23,698	8,275	—	1964	November 8, 2006	40
Arnold, UK	Behavioral health facility	147	10,540	360	—	507	10,540	11,047	145	—	2008	June 25, 2021	40
Ashtead, UK	Acute care general hospital	39,119	75,253	1,019	—	40,138	75,253	115,391	4,588	—	1981	August 16, 2019	40
Aurora, CO	Freestanding ER	2,891	4,812	—	—	2,891	4,812	7,703	752	—	2015	September 17, 2015	40
Austin, TX	Freestanding ER	3,722	4,200	—	—	3,722	4,200	7,922	538	—	2017	March 2, 2017	40
Avondale, AZ	Behavioral health facility	5,383	65,080	—	—	5,383	65,080	70,463	293	—	2016	October 19, 2021	40
Ayer, MA	Acute care general hospital	9,048	77,913	4,548	—	9,048	82,461	91,509	5,898	—	1970-2013	June 27, 2018	47
Ayr, UK	Behavioral health facility	17,729	51,716	329	—	18,058	51,716	69,774	661	—	2004	June 25, 2021	40
Bad Salzuflen, Germany	Rehabilitation hospital	9,888	27,378	930	—	10,818	27,378	38,196	3,048	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	7,002	24,077	350	—	7,352	24,077	31,429	2,553	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,033	2,835	126	—	1,159	2,835	3,994	324	—	1973, 2010	November 30, 2017	40
Basingstoke, UK	Acute care general hospital	13,532	53,347	203	—	13,735	53,347	67,082	2,694	—	1984	January 9, 2020	40
Bassenheim, Germany	Rehabilitation hospital	999	5,448	170	—	1,169	5,448	6,617	441	—	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,604	33,245	—	—	1,604	33,245	34,849	6,233	—	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	7,443	13,874	203	—	7,646	13,874	21,520	721	—	1992	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,751	22,266	54	—	5,805	22,266	28,071	1,121	—	1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,583	7,976	54	—	1,637	7,976	9,613	406	—	1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	2,563	—	—	—	2,563	—	2,563	—	—	1972	August 23, 2019	—
Bennettsville, SC	Acute care general hospital	794	15,773	—	—	794	15,773	16,567	7,689	—	1984	April 1, 2008	42
Big Spring, TX	Acute care general hospital	1,655	21,254	816	—	1,655	22,070	23,725	1,671	—	1973	April 12, 2019	41
Birmingham, UK	Acute care general hospital	9,103	47,756	—	—	9,103	47,756	56,859	1,784	—	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	10,098	99,773	386	—	10,484	99,773	110,257	5,040	—	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	19,885	—	—	—	19,885	19,885	743	—	2018	June 29, 2020	40
Birmingham, UK	Behavioral health facility	—	20,376	438	—	438	20,376	20,814	273	—	1900, 1984, 2016	June 25, 2021	40
Blackburn, UK	Acute care general hospital	2,706	54,210	122	—	2,828	54,210	57,038	2,727	—	1957	January 9, 2020	40
Blackburn, UK	Behavioral health facility	19,620	57,757	1,670	—	21,290	57,757	79,047	792	—	1930	June 25, 2021	40
Bloomington, IN	Acute care general hospital	2,392	28,212	5,000	408	2,392	33,620	36,012	12,608	—	2006	August 8, 2006	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	4,269	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	18	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	864	—	2008	February 29, 2012	50
Bolton, UK	Acute care general hospital	1,624	47,335	61	—	1,685	47,335	49,020	2,375	—	1989	January 9, 2020	40
Boonton Township, NJ	Behavioral health facility	6,712	17,031	—	—	6,712	17,031	23,743	556	—	1952, 1971-1978	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	6,214	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	—	—	3,486	56,296	59,782	3,662	—	1992	August 30, 2019	40
Braunfels, Germany	Acute care general hospital	2,183	13,954	57	—	2,240	13,954	16,194	2,292	—	1977	June 30, 2015	40
Brighton, MA	Acute care general hospital	18,540	146,491	52,118	—	18,540	198,609	217,149	19,400	—	1917-2009	October 3, 2016	41
Brockton, MA	Acute care general hospital	18,328	67,248	5,358	—	18,328	72,606	90,934	10,793	—	1965-2010	October 3, 2016	41
Bromley, UK	Behavioral health facility	7,084	16,503	594	—	7,678	16,503	24,181	229	—	1714, 1830, 2021	June 25, 2021	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	730	—	2014	July 3, 2014	40
Bundoora, Australia	Acute care general hospital	6,654	64,096	4,482	—	6,940	68,292	75,232	4,607	—	1979	June 7, 2019	37
Bury, UK	Behavioral health facility	8,173	20,617	872	—	9,045	20,617	29,662	298	—	2003	June 25, 2021	40
Bussage, UK	Behavioral health facility	8,848	3,990	176	—	9,024	3,990	13,014	56	—	1970	June 25, 2021	40
Campbelltown, Australia	Acute care general hospital	1,055	54,756	51	—	1,106	54,756	55,862	3,546	—	2007	June 7, 2019	40
Canterbury, UK	Acute care general hospital	9,675	29,325	88	—	9,763	29,325	39,088	1,478	—	1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	866	27,185	101	—	967	27,185	28,152	1,373	—	1990	January 9, 2020	40
Carrollton, TX	Acute care general hospital	729	34,342	374	—	729	34,716	35,445	5,559	—	2015	July 17, 2015	40
Carrollton, TX	Behavioral health facility	4,941	52,579	—	—	4,941	52,579	57,520	237	—	2012	October 19, 2021	40
Casper, WY	Rehabilitation hospital	1,785	—	—	—	1,785	—	1,785	—	—	2012	February 29, 2012	—
Caterham, UK	Acute care general hospital	10,816	22,158	400	—	11,216	22,158	33,374	1,370	—	1982	August 16, 2019	40
Chandler, AZ	Freestanding ER	3,619	4,783	—	—	3,619	4,783	8,402	797	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,853	—	—	750	3,853	4,603	602	—	2015	October 7, 2015	40
Cheadle, UK	Acute care general hospital	32,477	173,216	406	—	32,883	173,216	206,099	8,715	—	1981	January 9, 2020	40
Cheadle, UK	Behavioral health facility	29,205	100,805	2,485	—	31,690	100,805	132,495	1,365	—	1849, 2018	June 25, 2021	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	9,542	—	1982	April 1, 2008	42
Clarksville, TX	Rehabilitation hospital	2,460	25,540	—	—	2,460	25,540	28,000	710	—	2019	December 17, 2020	39
Cologne, Germany	Acute care general hospital	4,456	15,413	103	—	4,559	15,413	19,972	1,765	—	2011	June 23, 2017	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	802	—	2014	June 5, 2014	40
Columbus, OH	Behavioral health facility	2,101	44,504	—	—	2,101	44,504	46,605	203	—	2017	October 19, 2021	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	752	—	2014	December 11, 2014	40
Conroe, TX	Behavioral health facility	3,855	39,156	—	—	3,855	39,156	43,011	182	—	2018	October 19, 2021	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	746	—	2015	April 10, 2015	40
Coral Gables, FL	Acute care general hospital	26,215	84,584	—	—	26,215	84,584	110,799	913	—	1959	August 1, 2021	40
Crown Point, IN	Long term acute care hospital	302	528	—	—	302	528	830	39	—	2008	August 30, 2019	40
Croydon, UK	Acute care general hospital	10,352	44,330	217	—	10,569	44,330	54,899	2,245	—	1982	January 9, 2020	40
Dahlen, Germany	Rehabilitation hospital	948	11,679	434	—	1,382	11,679	13,061	455	—	1994	July 8, 2020	40
Dallas, TX	Long term acute care hospital	1,000	13,589	—	368	1,421	13,536	14,957	5,189	—	2006	September 5, 2006	40
Darlington, UK	Acute care general hospital	1,854	38,071	365	—	2,219	38,071	40,290	1,383	—	2001	August 7, 2020	40
Darlington, UK	Behavioral health facility	20,168	51,315	2,415	—	22,583	51,315	73,898	752	—	1935, 2018, 2020	June 25, 2021	40
Darlington, UK	Behavioral health facility	5,108	28,014	449	—	5,557	28,014	33,571	369	—	1960, 1990	June 25, 2021	40
Denver, CO	Freestanding ER	1,276	4,276	—	—	1,276	4,276	5,552	704	—	2015	June 8, 2015	40
Denville, NJ	Acute care general hospital	15,709	55,772	—	—	15,709	55,772	71,481	1,781	—	1953, 1969-2008	September 30, 2015	40
Detroit, MI	Long term acute care hospital	1,220	8,687	—	(364)	1,220	8,323	9,543	2,893	—	1956	May 22, 2008	40
Diss, UK	Behavioral health facility	2,406	11,034	687	—	3,093	11,034	14,127	169	—	1840 (2)	June 25, 2021	40
Dodge City, KS	Acute care general hospital	1,124	52,705	—	—	1,124	52,705	53,829	2,844	—	1976	December 17, 2019	40
Dorchester, MA	Acute care general hospital	14,428	219,575	6,725	—	14,428	226,300	240,728	16,117	—	1953-2015	October 15, 2018	42
Dorchester, UK	Acute care general hospital	513	33,313	61	—	574	33,313	33,887	1,674	—	1981	January 9, 2020	40
Dormagen, Germany	Rehabilitation hospital	1,827	5,818	139	—	1,966	5,818	7,784	516	—	1993, 2006	August 28, 2018	40
Dover, NJ	Acute care general hospital	3,865	8,693	—	—	3,865	8,693	12,558	295	—	1925, 1927-2008	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Droitwich, UK	Acute care general hospital	—	16,261	81	—	81	16,261	16,342	824	—	1984	January 9, 2020	40
Dublin, OH	Behavioral health facility	5,118	70,305	—	—	5,118	70,305	75,423	312	—	2012	October 19, 2021	40
El Paso, TX	Rehabilitation hospital	4,268	21,345	—	—	4,268	21,345	25,613	620	—	2018	December 17, 2020	38
Englewood, CO	Behavioral health facility	3,369	65,905	—	—	3,369	65,905	69,274	297	—	2017	October 19, 2021	40
Euxton, UK	Acute care general hospital	4,047	37,797	861	—	4,908	37,797	42,705	2,372	—	1981	August 16, 2019	40
Fall River, MA	Acute care general hospital	3,526	82,358	28,556	—	3,526	110,914	114,440	12,508	—	1950-2012	October 3, 2016	41
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	751	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	2,153	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	6,960	—	2012	February 7, 2012	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	1,475	—	2009	August 30, 2019	40
Fort Worth, TX	Freestanding ER	2,701	4,392	—	—	2,701	4,392	7,093	741	—	2015	March 27, 2015	40
Fort Worth, TX	Behavioral health facility	3,406	34,862	—	—	3,406	34,862	38,268	161	—	2014	October 19, 2021	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	766	—	2014	July 31, 2014	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	4,430	—	1991	August 30, 2019	40
Frome, UK	Behavioral health facility	2,419	18,655	660	—	3,079	18,655	21,734	263	—	1980	June 25, 2021	40
Frome, UK	Behavioral health facility	9,920	11,388	1,660	—	11,580	11,388	22,968	212	—	1700, 2015, 2017	June 25, 2021	40
Garden Grove, CA	Acute care general hospital	5,502	10,748	—	51	5,502	10,799	16,301	3,547	—	1982	November 25, 2008	40
Garden Grove, CA	Medical Office Building	862	7,888	—	28	862	7,916	8,778	2,594	—	1982	November 25, 2008	40
Gardena, CA	Acute care general hospital	14,010	65,288	—	—	14,010	65,288	79,298	882	—	1966	July 6, 2021	40
Georgetown, TX	Behavioral health facility	4,569	23,028	—	—	4,569	23,028	27,597	106	—	2014	October 19, 2021	40
Gilbert, AZ	Freestanding ER	1,517	4,661	—	—	1,517	4,661	6,178	748	—	2015	July 22, 2015	40
Gilbert, AZ	Behavioral health facility	4,790	45,384	—	—	4,790	45,384	50,174	201	—	2020	October 19, 2021	40
Glasgow, UK	Acute care general hospital	6,698	139,848	149	—	6,847	139,848	146,695	7,012	—	1983	January 9, 2020	40
Glasgow, UK	Behavioral health facility	1,135	16,606	383	—	1,518	16,606	18,124	225	—	1900, 1980	June 25, 2021	40
Glen Waverly, Australia	Rehabilitation hospital	30,764	23,768	835	—	31,599	23,768	55,367	2,189	—	1972	June 7, 2019	32
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	786	—	2016	October 21, 2016	40
Glendale, AZ	Freestanding ER	1,210	4,046	—	—	1,210	4,046	5,256	666	—	2015	June 5, 2015	40
Gloucester, UK	Acute care general hospital	4,869	65,235	1,062	—	5,931	65,235	71,166	4,031	—	1990	August 16, 2019	40
Godalming, UK	Behavioral health facility	9,059	20,181	886	—	9,945	20,181	30,126	293	—	1796, 2007	June 25, 2021	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	677	—	2016	April 4, 2016	40
Great Missenden, UK	Acute care general hospital	12,179	111,784	332	—	12,511	111,784	124,295	5,633	—	1981	January 9, 2020	40
Grefath, Germany	Rehabilitation hospital	1,136	3,119	101	—	1,237	3,119	4,356	282	—	1886, 1983	August 28, 2018	40
Guildford, UK	Acute care general hospital	7,185	38,719	129	—	7,314	38,719	46,033	1,953	—	1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	1,524	33,120	618	—	2,142	33,120	35,262	2,052	—	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	40,596	42,958	223	—	40,819	42,958	83,777	2,178	—	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	8,038	—	1999	August 31, 2015	34
Hassocks, UK	Behavioral health facility	3,557	30,479	2,272	—	5,829	30,479	36,308	469	—	1998	June 25, 2021	40
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	726	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	1,958	—	2013	March 1, 2013	40
Haverhill, MA	Acute care general hospital	5,651	105,848	3,185	—	5,651	109,033	114,684	8,594	—	1982-2005	August 31, 2018	40
Heidelberg, Germany	Rehabilitation hospital	6,350	36,693	74	—	6,424	36,693	43,117	5,072	—	1885, 1991	June 22, 2016	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	746	—	2016	March 10, 2016	40
Hemel Hempstead, UK	Behavioral health facility	12,480	6,702	795	—	13,275	6,702	19,977	117	—	1901, 1990	June 25, 2021	40
Hialeah, FL	Acute care general hospital	18,802	107,783	—	—	18,802	107,783	126,585	1,189	—	1950	August 1, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Hialeah, FL	Acute care general hospital	75,339	222,399	75,000	—	75,339	297,399	372,738	2,647	—	1969	August 1, 2021	40
Highland Hills, OH	Behavioral health facility	3,148	44,181	—	—	3,148	44,181	47,329	202	—	2015	October 19, 2021	40
Highland Village, TX	Freestanding ER	3,265	1,551	—	—	3,265	1,551	4,816	411	—	2015	September 22, 2015	40
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	647	—	2016	July 25, 2016	40
Hill County, TX	Acute care general hospital	1,120	17,882	374	—	1,120	18,256	19,376	13,549	—	1980	September 17, 2010	15
Hinckley, UK	Behavioral health facility	2,175	17,867	446	—	2,621	17,867	20,488	242	—	1892, 2007	June 25, 2021	40
Hook, UK	Behavioral health facility	5,269	10,968	487	—	5,756	10,968	16,724	162	—	1980	June 25, 2021	40
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	1,476	—	2015	May 1, 2015	34
Hoover, AL	Freestanding ER	—	1,034	296	—	—	1,330	1,330	228	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	2,732	—	1,651	6,091	7,742	897	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	5,844	59,432	21,221	—	5,844	80,653	86,497	13,122	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	52,051	—	28,687	156,079	184,766	9,735	—	1940-1950	September 29, 2017	41
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	525	—	2016	September 26, 2016	40
Houston, TX	Behavioral health facility	6,063	19,881	2,565	—	6,063	22,446	28,509	561	—	2020	October 25, 2019	40
Houston, TX	Acute care general hospital	3,501	34,530	8,477	16,589	3,274	59,823	63,097	17,863	—	1960	August 10, 2007	40
Houston, TX	Acute care general hospital	4,047	36,862	—	—	4,047	36,862	40,909	5,069	—	2016	July 7, 2016	40
Huntington Park, CA	Acute care general hospital	3,132	5,002	—	—	3,132	5,002	8,134	77	—	1967	July 6, 2021	40
Huntington Park, CA	Acute care general hospital	3,935	6,103	—	—	3,935	6,103	10,038	92	—	1960-1969	July 6, 2021	40
Idaho Falls, ID	Acute care general hospital	1,823	37,467	11,236	4,665	1,823	53,368	55,191	14,993	—	2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	1,880	107,403	—	—	1,880	107,403	109,283	5,146	—	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,042	—	117	8,877	247,159	256,036	16,717	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	763	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	11,354	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,580	4,174	—	—	1,580	4,174	5,754	548	—	2016	October 10, 2016	40
Katy, TX	Freestanding ER	2,178	3,873	—	—	2,178	3,873	6,051	597	—	2015	October 21, 2015	40
Kingswood, Australia	Acute care general hospital	24,282	80,488	3,346	—	24,751	83,365	108,116	5,292	—	2000	June 7, 2019	40
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	3,320	—	2013	February 1, 2013	40
Lafayette, IN	Behavioral health facility	3,321	10,884	—	—	3,321	10,884	14,205	60	—	2012	October 19, 2021	40
Lander, WY	Acute care general hospital	761	42,849	—	—	761	42,849	43,610	2,290	—	1983	December 17, 2019	40
Lauderdale Lakes, FL	Acute care general hospital	10,657	150,313	—	—	10,657	150,313	160,970	1,776	—	1975	August 1, 2021	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	3,385	—	1985	December 17, 2019	40
Layton, UT	Acute care general hospital	14,360	370,154	5,369	—	14,360	375,523	389,883	13,647	—	1976-2010	September 29, 2017	40
League City, TX	Freestanding ER	1,316	3,901	—	—	1,316	3,901	5,217	634	—	2015	June 19, 2015	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	774	—	2017	June 10, 2019	50
Leeds, UK	Behavioral health facility	2,065	10,123	358	—	2,423	10,123	12,546	142	—	1990	June 25, 2021	40
Lehi, UT	Acute care general hospital	13,403	29,950	1,675	(35)	13,368	31,625	44,993	3,812	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	11,904	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	703	—	2013	December 1, 2013	40
Liverpool, Australia	Acute care general hospital	13,786	43,209	96	—	13,882	43,209	57,091	3,745	—	1975	June 7, 2019	30
London, UK	Acute care general hospital	9,743	64,842	81	—	9,824	64,842	74,666	3,253	—	1984	January 9, 2020	40
London, UK	Acute care general hospital	3,464	4,409	27	—	3,491	4,409	7,900	224	—	1987	January 9, 2020	40
London, UK	Acute care general hospital	13,207	86,380	27	—	13,234	86,380	99,614	4,323	—	1977	January 9, 2020	40
London, UK	Behavioral health facility	6,133	16,640	416	—	6,549	16,640	23,189	229	—	1900, 1960	June 25, 2021	40
London, UK	Behavioral health facility	14,391	7,241	288		14,679	7,241	21,920	104	—	1992	June 25, 2021	40
Longmont, CO	Freestanding ER	1,799	4,181	—	—	1,799	4,181	5,980	618	—	2016	February 10, 2016	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Los Angeles, CA	Acute care general hospital	12,562	40,164	—	—	12,562	40,164	52,726	519	—	1972	July 6, 2021	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	5,094	—	2008	June 16, 2015	40
Lynwood, CA	Acute care general hospital	30,116	148,527	—	—	30,116	148,527	178,643	5,286	—	1940, 1989-2000	August 13, 2020	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	694	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,608	5,801	—	—	1,608	5,801	7,409	798	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,668	4,060	—	—	2,668	4,060	6,728	876	—	2015	July 31, 2015	30
McKinney, TX	Behavioral health facility	2,934	—	—	—	2,934	—	2,934	—	—	2021	October 19, 2021	-
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	14,135	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	21,214	—	5,642	38,301	43,943	2,947	—	2002	May 1, 2017	42
Melton Mowbray, UK	Behavioral health facility	5,387	16,993	673	—	6,060	16,993	23,053	243	—	1990	June 25, 2021	40
Mesa, AZ	Acute care general hospital	6,534	100,042	4,136	—	6,534	104,178	110,712	21,948	—	2007	September 26, 2013	40
Methuen, MA	Acute care general hospital	23,809	89,505	13,365	—	23,809	102,870	126,679	13,187	—	1950-2011	October 3, 2016	41
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	365	—	1960	December 17, 2019	30
Miami, FL	Acute care general hospital	44,400	107,203	—	—	44,400	107,203	151,603	1,395	—	1955	August 1, 2021	40
Milton Keynes, UK	Acute care general hospital	5,480	38,117	95	—	5,575	38,117	43,692	1,918	—	1983	January 9, 2020	40
Monmouth, UK	Behavioral health facility	15,189	12,283	1,293	—	16,482	12,283	28,765	208	—	2017	June 25, 2021	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	19,799	—	1920-2000	April 1, 2014	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	149	—	2012	August 30, 2019	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	299	—	2011	February 29, 2012	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	804	—	2016	September 23, 2016	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	744	—	1919, 1920-2003	May 2, 2016	40
Newburgh, IN	Behavioral health facility	1,215	7,266	—	—	1,215	7,266	8,481	36	—	2010	October 19, 2021	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	4,689	—	2007	February 14, 2011	40
Norwalk, CA	Acute care general hospital	2,811	5,940	—	—	2,811	5,940	8,751	93	—	1959, 1995	July 6, 2021	40
Norwalk, CA	Acute care general hospital	7,925	30,465	—	—	7,925	30,465	38,390	407	—	1958-1978	July 6, 2021	40
Norwood, MA	Acute care general hospital	7,073	154,496	16,180	—	7,073	170,676	177,749	12,760	—	1926-2001	June 27, 2018	46
Nottingham, UK	Acute care general hospital	5,007	48,842	257	—	5,264	48,842	54,106	2,476	—	1983	January 9, 2020	40
Nottingham, UK	Behavioral health facility	9,748	9,526	894	—	10,642	9,526	20,168	157	—	2000	June 25, 2021	40
Nottingham, UK	Behavioral health facility	10,678	3,451	121	—	10,799	3,451	14,250	48	—	1980	June 25, 2021	40
Odessa, TX	Acute care general hospital	6,535	123,518	11,629	—	6,535	135,147	141,682	13,569	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	3,203	—	2014	March 1, 2014	40
Oklahoma City, OK	Behavioral health facility	3,641	3,091	—	—	3,641	3,091	6,732	26	—	2017	October 19, 2021	40
Olathe, KS	Behavioral health facility	5,966	56,125	—	—	5,966	56,125	62,091	260	—	2015	October 19, 2021	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	813	—	2018	June 10, 2019	50
Orpington, UK	Acute care general hospital	10,826	45,401	162	—	10,988	45,401	56,389	2,292	—	1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	3,623	—	1950	December 17, 2019	30
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	812	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	845	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	2,140	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	4,993	—	1988	December 17, 2019	40
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	686	—	2015	November 6, 2015	40
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	1,503	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	656	—	2014	September 8, 2014	40
Perth, Australia	Acute care general hospital	106,021	37,654	2,528	—	106,241	39,962	146,203	3,386	—	1965	June 7, 2019	30

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	3,078	—	2006	July 1, 2008	40
Phoenix, AZ	Behavioral health facility	2,396	26,521	2,985	—	2,396	29,506	31,902	3,360	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,773	4,499	—	12,695	78,272	90,967	8,821	—	1968-1976	September 29, 2017	43
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	5,627	—	2017	February 10, 2017	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	600	—	2017	April 13, 2017	40
Plano, TX	Freestanding ER	4,272	2,492	—	—	4,272	2,492	6,764	435	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	1,922	40,797	549	—	2,471	40,797	43,268	2,905	—	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,693	—	1	2,659	38,694	41,353	13,247	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	12,972	78,051	6,877	—	12,972	84,928	97,900	16,573	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	2,921	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	2,755	—	2013	December 31, 2013	40
Preston, UK	Behavioral health facility	8,748	27,645	542	—	9,290	27,645	36,935	371	—	1850, 2018, 2021	June 25, 2021	40
Princes Risborough, UK	Acute care general hospital	4,955	—	—	—	4,955	—	4,955	—	—	N/A	January 9, 2020	40
Raleigh, NC	Behavioral health facility	3,469	27,707	—	—	3,469	27,707	31,176	136	—	2018	October 19, 2021	40
Reading, UK	Acute care general hospital	36,489	49,078	496	—	36,985	49,078	86,063	2,991	—	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	26,996	88,538	635	—	27,631	88,538	116,169	2,256	—	2012	December 18, 2020	40
Redding, CA	Acute care general hospital	1,555	53,863	—	13	1,555	53,876	55,431	19,425	—	1974	August 10, 2007	40
Remscheid, Germany	Rehabilitation hospital	1,021	2,603	59	—	1,080	2,603	3,683	230	—	1951, 1983	August 28, 2018	40
Richmond, TX	Behavioral health facility	4,602	6,224	—	—	4,602	6,224	10,826	36	—	2014	October 19, 2021	40
Richmond, VA	Long term acute care hospital	1,302	10,071	—	—	1,302	10,071	11,373	761	—	1989	August 30, 2019	40
Ringwood, Australia	Acute care general hospital	4,166	19,323	138	—	4,304	19,323	23,627	1,469	—	1973	June 7, 2019	35
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	1,838	—	1983	December 17, 2019	36
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	811	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	230	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	23	—	1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,654	43,317	149	—	3,803	43,317	47,120	2,186	—	1965	January 9, 2020	40
Rockledge, FL	Acute care general hospital	13,919	23,282	7,565	—	13,919	30,847	44,766	4,458	—	1950, 1970	May 1, 2017	42
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	830	—	2018	June 10, 2019	50
Romford, UK	Behavioral health facility	4,958	9,317	733	—	5,691	9,317	15,008	147	—	1980	June 25, 2021	40
Rosenberg, TX	Freestanding ER	1,289	4,505	—	—	1,289	4,505	5,794	676	—	2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	2,489	19,453	602	—	3,091	19,453	22,544	1,243	—	1986	August 16, 2019	40
Royston, UK	Behavioral health facility	5,636	21,310	1,521	—	7,157	21,310	28,467	336	—	1906, 1970	June 25, 2021	40
Salt Lake City, UT	Acute care general hospital	13,590	101,915	15,268	—	13,590	117,183	130,773	11,686	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	7,981	—	8,053	37,314	45,367	3,671	—	1978-2002	September 29, 2017	41
San Antonio, TX	Freestanding ER	3,167	4,801	—	—	3,167	4,801	7,968	610	—	2016	December 9, 2016	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	765	—	2014	January 1, 2014	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,346	—	2012	October 2, 2012	40
San Antonio, TX	Freestanding ER	2,448	4,253	—	—	2,448	4,253	6,701	549	—	2016	October 27, 2016	40
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	2,390	—	1993	August 30, 2019	40
San Diego, CA	Acute care general hospital	12,663	52,431	—	—	12,663	52,431	65,094	14,309	—	1973	February 9, 2011	40
San Diego, CA	Acute care general hospital	6,550	15,653	—	77	6,550	15,730	22,280	5,766	—	1964	May 9, 2007	40
San Dimas, CA	Acute care general hospital	6,160	6,839	—	34	6,160	6,873	13,033	2,252	—	1972	November 25, 2008	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2021(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
San Dimas, CA	Acute care general hospital	1,915	5,085	—	18	1,915	5,103	7,018	1,672	—	1979	November 25, 2008	40
Santa Maria de Feira, PT	Acute care general hospital	1,535	18,199	364	—	1,899	18,199	20,098	80	—	2015	October 21, 2021	40
Sebastian, FL	Acute care general hospital	5,733	49,136	54,977	—	5,733	104,113	109,846	8,269	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	5,428	—	6,179	14,494	20,673	2,731	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	958	—	2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	6,766	47,422	264	—	7,030	47,422	54,452	2,406	—	2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,932	—	—	3,363	10,932	14,295	3,554	—	1913, 1960-2010	October 31, 2014	40
Southampton, UK	Behavioral health facility	5,527	20,121	1,323	—	6,850	20,121	26,971	312	—	1820, 1985	June 25, 2021	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	3,292	—	2013	August 1, 2013	40
St. Albans Park, Australia	Acute care general hospital	2,169	22,159	11,736	—	2,731	33,333	36,064	1,552	—	1985	June 7, 2019	40
Stirling, UK	Acute care general hospital	771	20,738	349	—	1,120	20,738	21,858	271	—	1992	July 6, 2021	40
Stockton, CA	Rehabilitation hospital	2,886	—	—	—	2,886	—	2,886	—	—	2021	November 23, 2020	40
Strathpine, Australia	Acute care general hospital	2,625	36,767	312	—	2,937	36,767	39,704	2,442	—	1985	June 7, 2019	40
Sunnybank, Australia	Acute care general hospital	6,019	45,750	358	—	6,377	45,750	52,127	3,570	—	1979	June 7, 2019	34
Sussex, NJ	Acute care general hospital	477	2,097	—	—	477	2,097	2,574	70	—	1920	September 30, 2015	40
Swindon, UK	Acute care general hospital	5,521	63,533	142	—	5,663	63,533	69,196	3,196	—	1984	January 9, 2020	40
Tadley, UK	Behavioral health facility	20,486	20,266	1,748	—	22,234	20,266	42,500	333	—	2020	June 25, 2021	40
Taunton, MA	Acute care general hospital	4,428	73,228	11,500	—	4,428	84,728	89,156	9,992	—	1940-2015	October 3, 2016	41
Tempe, AZ	Acute care general hospital	6,051	10,986	2,708	—	6,051	13,694	19,745	1,967	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	2017	September 29, 2017	-
The Woodlands, TX	Freestanding ER	2,035	4,524	—	—	2,035	4,524	6,559	650	—	2016	March 28, 2016	40
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	781	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	1,168	17,740	—	—	1,168	17,740	18,908	2,550	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	6,595	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,812	37,991	357	—	3,168	37,992	41,160	2,286	—	1981	August 16, 2019	40
Usk, UK	Behavioral health facility	1,442	23,599	397	—	1,839	23,599	25,438	313	—	1770, 1850, 1980	June 25, 2021	40
Valencia, SP	Acute care general hospital	7,354	71,087	4,107	—	11,461	71,087	82,548	171	—	2017	December 2, 2021	40
Viseu, Portugal	Acute care general hospital	2,158	29,750	453	—	2,611	29,750	32,361	1,738	—	2016	November 28, 2019	37
Wantirna, Australia	Acute care general hospital	26,294	216,294	7,682	—	27,285	222,985	250,270	14,206	—	1984	June 7, 2019	40
Warren, OH	Acute care general hospital	5,385	47,588	10,486	—	5,385	58,074	63,459	7,695	—	1982	May 1, 2017	41
Warren, OH	Rehabilitation hospital	2,417	15,857	1,737	—	2,417	17,594	20,011	2,576	—	1922-2000	May 1, 2017	46
Watsonville, CA	Acute care general hospital	16,488	17,800	—	—	16,488	17,800	34,288	1,472	—	1983	September 30, 2019	39
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	9,282	—	2004	December 21, 2010	40
West Chester, OH	Behavioral health facility	3,670	61,739	—	—	3,670	61,739	65,409	282	—	2013	October 19, 2021	40
West Jordan, UT	Acute care general hospital	16,897	233,256	4,146	—	16,897	237,402	254,299	9,639	—	1983	September 29, 2017	40
West Monroe, LA	Acute care general hospital	12,000	69,433	19,116	—	12,552	87,997	100,549	16,316	—	1962	September 26, 2013	40
West Valley City, UT	Acute care general hospital	5,374	58,314	6,644	(114)	5,260	64,958	70,218	20,731	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,373	—	1	1,019	18,374	19,393	6,315	—	1992	April 4, 2008	40
Willenhall, UK	Behavioral health facility	7,359	17,285	388	—	7,747	17,285	25,032	234	—	2000	June 25, 2021	40
Winchester, UK	Acute care general hospital	6,766	10,923	129	—	6,895	10,923	17,818	563	—	1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	12,842	111,315	108	—	12,950	111,315	124,265	5,580	—	1955	January 9, 2020	40
Woking, UK	Behavioral health facility	7,387	4,976	308	—	7,695	4,976	12,671	76	—	1800, 2020	June 25, 2021	40
Worthing, UK	Acute care general hospital	7,037	32,043	101	—	7,138	32,043	39,181	1,616	—	1994	January 9, 2020	40
York, UK	Behavioral health facility	21,810	76,287	1,187	—	22,997	76,287	99,284	1,009	—	1900, 1980	June 25, 2021	40
Youngstown, OH	Acute care general hospital	4,335	3,565	488	—	4,335	4,053	8,388	2,428	—	1929-2003	May 1, 2017	41
		$2,003,814	$10,998,157	$604,911	$21,867	$2,059,236	$11,569,513	$13,628,749	$950,369
(1)	The aggregate cost for federal income tax purposes is $11.3 billion.
(2)	Date of construction is based off of best available information, but note that this facility has had multiple updates since initial construction.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
COST
Balance at beginning of period	$10,749,707		$7,312,486		$4,781,149
Acquisitions	3,023,966		2,912,594		2,436,265
Transfers from construction in progress	—		202,999		—
Additions	167,164		55,137		173,785
Dispositions	(229,584)		(105,360)		(106,536)
Other	(82,504)	(3)	371,851	(3)	27,823	(3)
Balance at end of period	$13,628,749	(4)	$10,749,707		$7,312,486

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2021		December 31, 2020	December 31, 2019
ACCUMULATED DEPRECIATION
Balance at beginning of period	$728,176		$504,651	$414,331
Depreciation	262,063		222,580	130,851
Depreciation on disposed property	(35,551)		(6,653)	(40,952)
Other	(4,319)		7,598	421
Balance at end of period	$950,369	(5)	$728,176	$504,651

(3)	Includes foreign currency fluctuations for all years and $13.8 million and $61.4 million of right-of-use assets in 2020 and 2019, respectively.
(4)

Includes $1.1 billion of land and building cost reflected in real estate held for sale at December 31, 2021. Excludes intangible lease assets that are included in real estate held for sale of $125.1 million at December 31, 2021.

(5)

Includes $96.5 million of accumulated depreciation reflected in real estate held for sale at December 31, 2021. Excludes accumulated amortization related to intangible lease assets that are included in real estate held for sale of $17.5 million at December 31, 2021.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2021

Column A	Column B	Column C	Column D	Column E	Column F	Column G(1)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Colombia(4)	8.95%	2035		(2)	$120,167	$120,167	(3)
Vibra	11.50%	2024		(2)	18,986	18,986	(3)
Prospect	7.65%	2034		(2)	51,267	51,267	(3)
Springstone	7.00%	2041		(2)	22,900	22,900	(3)
					$213,320	$213,320	(5)

(1)	The aggregate cost for federal income tax purposes is $213.3 million.
(2)	There were no prior liens on loans as of December 31, 2021.
(3)	The mortgage loan was not delinquent with respect to principal or interest.
(4)	Mortgage loans covering three properties.
(5)	Excludes allowance for credit loss of $0.1 million at December 31, 2021.

Changes in mortgage loans (excluding allowance for credit loss for 2021 and 2020 only and unamortized loan issue costs for 2019 only) for the years ended December 31, 2021, 2020, and 2019 are summarized as follows:

	Year Ended December 31,
	2021		2020		2019
	(Dollar amounts in thousands)
Balance at beginning of year	$248,335		$1,274,995		$1,213,283
Additions during year:
New mortgage loans and additional advances on existing loans	1,128,695	(6)	193,590		61,712
Exchange rate fluctuations	(3,640)		9,785		—
	1,373,390		1,478,370		1,274,995
Deductions during year:
Collection of principal	(1,160,070)	(6)	(1,230,035)	(7)	—
	(1,160,070)		(1,230,035)		—
Balance at end of year	$213,320		$248,335		$1,274,995
(6)

Includes an £800 million mortgage loan advanced to Priory in the first quarter of 2021 that was redeemed as part of the acquisition of the underlying fee simple real estate in the second quarter of 2021 as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.

(7)	Includes $835 million of mortgage loans that were used to acquire the underlying fee simple real estate as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.