Form 10-Q
period 2022-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2022-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, Medical Properties Trust, Inc. had 600.1 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$14,029,059	$14,062,722
Investment in financing leases	2,063,227	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	224,281	213,211
Gross investment in real estate assets	16,316,567	17,425,765
Accumulated depreciation and amortization	(1,054,361)	(993,100)
Net investment in real estate assets	15,262,206	16,432,665
Cash and cash equivalents	248,846	459,227
Interest and rent receivables	65,933	56,229
Straight-line rent receivables	660,421	728,522
Investments in unconsolidated real estate joint ventures	1,534,514	1,152,927
Investments in unconsolidated operating entities	1,455,842	1,289,434
Other loans	66,963	67,317
Other assets	523,109	333,480
Total Assets	$19,817,834	$20,519,801
Liabilities and Equity
Liabilities
Debt, net	$10,117,989	$11,282,770
Accounts payable and accrued expenses	595,026	607,792
Deferred revenue	18,834	25,563
Obligations to tenants and other lease liabilities	166,626	158,005
Total Liabilities	10,898,475	12,074,130
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,676 shares at March 31, 2022 and 596,748 shares at December 31, 2021	599	597
Additional paid-in capital	8,547,892	8,564,009
Retained earnings (deficit)	369,972	(87,691)
Accumulated other comprehensive loss	(5,010)	(36,727)
Total Medical Properties Trust, Inc. stockholders’ equity	8,913,453	8,440,188
Non-controlling interests	5,906	5,483
Total Equity	8,919,359	8,445,671
Total Liabilities and Equity	$19,817,834	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenues
Rent billed	$263,402	$213,344
Straight-line rent	61,044	54,873
Income from financing leases	51,776	50,894
Interest and other income	33,578	43,654
Total revenues	409,800	362,765
Expenses
Interest	91,183	86,972
Real estate depreciation and amortization	85,316	75,642
Property-related	8,598	5,453
General and administrative	41,424	36,073
Total expenses	226,521	204,140
Other income (expense)
Gain on sale of real estate and other, net	451,638	989
Earnings from equity interests	7,338	7,101
Debt refinancing and unutilized financing costs	(8,816)	(2,269)
Other (including fair value adjustments on securities)	9,887	7,794
Total other income	460,047	13,615

Income before income tax	643,326	172,240
Income tax expense	(11,379)	(8,360)

Net income	631,947	163,880
Net income attributable to non-controlling interests	(266)	(97)
Net income attributable to MPT common stockholders	$631,681	$163,783

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$1.05	$0.28

Weighted average shares outstanding — basic	598,676	576,240
Weighted average shares outstanding — diluted	598,932	577,541

Dividends declared per common share	$0.29	$0.28

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$631,947	$163,880
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	44,932	15,504
Foreign currency translation loss	(13,215)	(30,900)
Total comprehensive income	663,664	148,484
Comprehensive income attributable to non-controlling interests	(266)	(97)
Comprehensive income attributable to MPT common stockholders	$663,398	$148,387

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,353	$541	$7,460,726	$(71,411)	$(51,324)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,043	$583	$8,252,189	$(71,071)	$(66,720)	$5,229	$8,120,210

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating activities
Net income	$631,947	$163,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,760	78,606
Amortization of deferred financing costs and debt discount	5,285	3,817
Straight-line rent revenue and other	(75,385)	(65,333)
Share-based compensation	11,804	12,264
Gain on sale of real estate and other, net	(451,638)	(989)
Straight-line rent and other write-off (recovery)	2,604	(5,238)
Debt refinancing and unutilized financing costs	8,816	2,269
Other adjustments	(1,040)	(2,923)
Changes in:
Interest and rent receivables	(12,431)	13,396
Other assets	(41)	(652)
Accounts payable and accrued expenses	(21,648)	5,062
Deferred revenue	(7,646)	(15,429)
Net cash provided by operating activities	179,387	188,730
Investing activities
Cash paid for acquisitions and other related investments	(724,795)	(1,778,417)
Net proceeds from sale of real estate	1,711,608	10,905
Principal received on loans receivable	6,355	40,937
Investment in loans receivable	(10,414)	(23,935)
Construction in progress and other	(36,115)	(9,774)
Proceeds from sale and return of equity investment	—	11,000
Capital additions and other investments, net	(67,605)	(32,276)
Net cash provided by (used for) investing activities	879,034	(1,781,560)
Financing activities
Proceeds from term debt, net of discount	—	1,839,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	(198,599)	8,910
Dividends paid	(176,494)	(147,666)
Lease deposits and other obligations to tenants	15,168	12,900
Proceeds from sale of common shares, net of offering costs	—	779,241
Stock vesting - satisfaction of tax withholdings	(27,919)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(6,366)	(18,479)
Net cash (used for) provided by financing activities	(1,263,816)	1,785,191
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(205,395)	192,361
Effect of exchange rate changes	(4,721)	4,356
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$251,766	$753,086
Interest paid	$111,012	$82,471
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$174,018	$163,443
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$248,846	$746,753
Restricted cash, included in Other assets	2,920	6,333
	$251,766	$753,086

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$14,029,059	$14,062,722
Investment in financing leases	2,063,227	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	224,281	213,211
Gross investment in real estate assets	16,316,567	17,425,765
Accumulated depreciation and amortization	(1,054,361)	(993,100)
Net investment in real estate assets	15,262,206	16,432,665
Cash and cash equivalents	248,846	459,227
Interest and rent receivables	65,933	56,229
Straight-line rent receivables	660,421	728,522
Investments in unconsolidated real estate joint ventures	1,534,514	1,152,927
Investments in unconsolidated operating entities	1,455,842	1,289,434
Other loans	66,963	67,317
Other assets	523,109	333,480
Total Assets	$19,817,834	$20,519,801
Liabilities and Capital
Liabilities
Debt, net	$10,117,989	$11,282,770
Accounts payable and accrued expenses	420,618	430,908
Deferred revenue	18,834	25,563
Obligations to tenants and other lease liabilities	166,626	158,005
Payable due to Medical Properties Trust, Inc.	174,018	176,494
Total Liabilities	10,898,085	12,073,740
Capital
General Partner — issued and outstanding — 5,987 units at March 31, 2022 and 5,968 units at December 31, 2021	89,263	84,847
Limited Partners — issued and outstanding — 592,689 units at March 31, 2022 and 590,780 units at December 31, 2021	8,829,590	8,392,458
Accumulated other comprehensive loss	(5,010)	(36,727)
Total MPT Operating Partnership, L.P. capital	8,913,843	8,440,578
Non-controlling interests	5,906	5,483
Total Capital	8,919,749	8,446,061
Total Liabilities and Capital	$19,817,834	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2022	2021
Revenues
Rent billed	$263,402	$213,344
Straight-line rent	61,044	54,873
Income from financing leases	51,776	50,894
Interest and other income	33,578	43,654
Total revenues	409,800	362,765
Expenses
Interest	91,183	86,972
Real estate depreciation and amortization	85,316	75,642
Property-related	8,598	5,453
General and administrative	41,424	36,073
Total expenses	226,521	204,140
Other income (expense)
Gain on sale of real estate and other, net	451,638	989
Earnings from equity interests	7,338	7,101
Debt refinancing and unutilized financing costs	(8,816)	(2,269)
Other (including fair value adjustments on securities)	9,887	7,794
Total other income	460,047	13,615

Income before income tax	643,326	172,240
Income tax expense	(11,379)	(8,360)

Net income	631,947	163,880
Net income attributable to non-controlling interests	(266)	(97)
Net income attributable to MPT Operating Partnership partners	$631,681	$163,783

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$1.05	$0.28

Weighted average units outstanding — basic	598,676	576,240
Weighted average units outstanding — diluted	598,932	577,541

Dividends declared per unit	$0.29	$0.28

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$631,947	$163,880
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	44,932	15,504
Foreign currency translation loss	(13,215)	(30,900)
Total comprehensive income	663,664	148,484
Comprehensive income attributable to non-controlling interests	(266)	(97)
Comprehensive income attributable to MPT Operating Partnership partners	$663,398	$148,387

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Acquisition of non-controlling interest	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	535,939	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,213	$8,100,195	$(66,720)	$5,229	$8,120,600

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating activities
Net income	$631,947	$163,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,760	78,606
Amortization of deferred financing costs and debt discount	5,285	3,817
Straight-line rent revenue and other	(75,385)	(65,333)
Unit-based compensation	11,804	12,264
Gain on sale of real estate and other, net	(451,638)	(989)
Straight-line rent and other write-off (recovery)	2,604	(5,238)
Debt refinancing and unutilized financing costs	8,816	2,269
Other adjustments	(1,040)	(2,923)
Changes in:
Interest and rent receivables	(12,431)	13,396
Other assets	(41)	(652)
Accounts payable and accrued expenses	(21,648)	5,062
Deferred revenue	(7,646)	(15,429)
Net cash provided by operating activities	179,387	188,730
Investing activities
Cash paid for acquisitions and other related investments	(724,795)	(1,778,417)
Net proceeds from sale of real estate	1,711,608	10,905
Principal received on loans receivable	6,355	40,937
Investment in loans receivable	(10,414)	(23,935)
Construction in progress and other	(36,115)	(9,774)
Proceeds from sale and return of equity investment	—	11,000
Capital additions and other investments, net	(67,605)	(32,276)
Net cash provided by (used for) investing activities	879,034	(1,781,560)
Financing activities
Proceeds from term debt, net of discount	—	1,839,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	(198,599)	8,910
Distributions paid	(176,494)	(147,666)
Lease deposits and other obligations to tenants	15,168	12,900
Proceeds from sale of units, net of offering costs	—	779,241
Unit vesting - satisfaction of tax withholdings	(27,919)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(6,366)	(18,479)
Net cash (used for) provided by financing activities	(1,263,816)	1,785,191
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(205,395)	192,361
Effect of exchange rate changes	(4,721)	4,356
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$251,766	$753,086
Interest paid	$111,012	$82,471
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$174,018	$163,443
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$248,846	$746,753
Restricted cash, included in Other assets	2,920	6,333
	$251,766	$753,086

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation hospitals, long-term acute care hospitals, and freestanding ER/urgent care facilities. We also make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants, from time-to-time, in order to enhance our overall return and provide for certain minority rights and protections.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2022, we have investments in 440 facilities in 32 states in the U.S., in seven countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from these estimates for various reasons including the impact from COVID-19 and other risk factors as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

For information about significant accounting policies (including any recent accounting developments), refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these significant accounting policies other than the following:

Recent Accounting Developments

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to simplify the accounting for contract modifications made to replace the London Interbank Offered Rate ("LIBOR") or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to LIBOR or other reference rates expected to be discontinued. Our British pound sterling term loan and corresponding interest rate swap were modified with the Sterling Overnight Index Average Rate as a replacement reference rate during the fourth quarter of 2021, and our unsecured credit facility was modified with the Secured Overnight Financing Rate ("SOFR") during the second quarter of 2022. We accounted for such modifications prospectively using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are continuing to evaluate the need to modify other U.S. dollar LIBOR contracts, such as other loans, but the requirement to replace the U.S. dollar LIBOR has been extended to June 30, 2023. Moreover, we do not expect any impact to our Australian dollar term loan and corresponding interest rate swap, as these contracts are not referenced to rates that are expected to be discontinued.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2022, we had loans and/or equity investments in certain variable interest entities approximating $600 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Land and land improvements	$9,671	$—
Buildings	204,526	—
Intangible lease assets — subject to amortization (weighted-average useful life of 13.2 years for 2022)	5,461	—
Mortgage loans	—	1,090,400
Investments in unconsolidated real estate joint ventures	399,456	—
Investments in unconsolidated operating entities	131,105	688,017
Liabilities assumed	(25,424)	—
Total net assets acquired	$724,795	$1,778,417

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management (“MAM”) to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward Health Care System LLC ("Steward") and a fund managed by MAM has acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion, virtually all of which was used to repay debt. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets), which is being accounted for under the equity method of accounting.

Other Transactions

On March 11, 2022, we acquired four general acute care hospitals in Finland for €178 million. These hospitals are leased to Pihlajalinna pursuant to a long-term lease with annual inflation-based escalators. We acquired these facilities by the share purchase of real estate holding entities that included deferred income tax and other liabilities of approximately $25.4 million.

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory Group ("Priory"). We funded £96.5 million towards a £100 million participation level in the variable rate loan, reflecting a 3.5% discount.

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets in the United Kingdom. On June 25, 2021, we completed the second phase of the transaction in which we converted this interim mortgage loan to fee simple ownership in a portfolio of 35 select real estate assets from Priory (which is currently majority-owned by Waterland Private Equity Fund VII C.V. (“Waterland VII”)) in individual sale-and-leaseback transactions. Therefore, the net aggregate purchase price for the real estate assets we acquired from Priory was approximately £800 million, plus customary stamp duty, tax, and other transaction costs.

In addition to the real estate investment, on January 19, 2021, we made a £250 million acquisition loan to Waterland VII, in connection with the closing of Waterland VII’s acquisition of Priory, which was repaid in full plus interest on October 22, 2021.

In addition, we acquired a 9.9% equity interest in the Waterland VII affiliate that indirectly owns Priory.

Other Transactions

On January 8, 2021, we made a $335 million loan to affiliates of Steward, all of the proceeds of which were used to pay to and redeem a similarly sized convertible loan from Steward’s former private equity sponsor. This loan now carries a four percent interest rate with possible additional returns based on the increase in the value of Steward. The initial term of the loan is seven years.

Development Activities

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is being leased to Ernest Health, Inc. ("Ernest") pursuant to an existing long-term master lease.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2022	Estimated Rent Commencement Date
Ernest (Stockton, California)	$47,700	$37,104	3Q 2022
Steward (Texarkana, Texas)	169,408	56,890	2Q 2024
	$217,108	$93,994

Disposals

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this Note 3 for further details on this transaction.

During the first three months of 2022, we also completed the sale of two other facilities and an ancillary property for approximately $48 million, resulting in a gain on real estate of approximately $15 million.

Summary of Operations for Disposed Assets in 2022

The properties sold during 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues(1)	$20,093	$30,991
Real estate depreciation and amortization(2)	(100)	(7,403)
Property-related expenses	(204)	(351)
Other income(3)	451,609	72
Income from real estate dispositions, net	$471,398	$23,309
(1)
Includes $4.5 million of straight-line rent write-offs associated with the non-Macquarie disposal transactions for the three months ended March 31, 2022.
(2)
Lower in 2022 as we stopped depreciating the properties making up the Macquarie Transaction once deemed held for sale in September 2021.
(3)
Includes $451.6 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three months ended March 31, 2022.

2021 Activity

During the first three months of 2021, we completed the sale of one facility and an ancillary property for approximately $11 million, resulting in a net gain on real estate of approximately $1.0 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases (typical initial fixed terms of at least 15 years) and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total investment. For five properties with a carrying value of $231 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

At March 31, 2022, leases on 13 Ernest facilities and five Prime Healthcare Services, Inc. facilities are accounted for as direct financing leases and leases on 13 of our Prospect Medical Holdings, Inc. (“Prospect”) facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Minimum lease payments receivable	$1,172,338	$1,183,855
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(905,874)	(918,584)
Net investment in direct financing leases	470,282	469,089
Other financing leases (net of allowance for credit loss)	1,592,945	1,584,238
Total investment in financing leases	$2,063,227	$2,053,327

COVID-19 Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for a few tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $12.4 million as of March 31, 2022, to be paid over specified periods in the future with interest.

Alecto Facilities

As noted in previous filings, we originally leased four acute care facilities to and had a mortgage loan on a fifth property (Olympia Medical Center) with Alecto Healthcare Services LLC (“Alecto”), along with working capital loans. Three of the four leased acute care facilities were sold in prior periods. In the first quarter of 2021, Alecto completed the sale of Olympia Medical Center to the UCLA Health System. Our proceeds of approximately $51 million from this sale were used to pay off the mortgage and working capital loans in full, with the remaining proceeds used to recover certain previously reserved past due receivables. In the first quarter of 2022, we signed a lease amendment on the remaining facility leased to Alecto, and all rent and other payment obligations have been made in accordance with the amended terms. At March 31, 2022, this acute care facility leased to Alecto represents less than 0.1% of our total assets.

Halsen Healthcare

On September 30, 2019, we acquired the real estate of Watsonville Community Hospital in Watsonville, California for $40 million, which was then leased to Halsen Healthcare. In addition, we made a working capital loan to Halsen Healthcare. The hospital operator faced significant financial challenges over a two-year period that were worsened by revenue losses during the COVID-19 pandemic. During this time, we increased the loan in an effort to support the operator of this facility. On December 5, 2021, Halsen Healthcare filed Chapter 11 bankruptcy in order to reorganize, while keeping the hospital open. As such, we have recorded a credit loss reserve and have written off approximately $2.5 million of billed and straight-line rent receivables.

On February 23, 2022, the bankruptcy court approved the Pajaro Valley Healthcare District's bid to purchase the operations of the Watsonville Community Hospital and lease the real estate from us. Although there are regulatory and other hurdles still to be met, this transaction is otherwise expected to close by August 31, 2022. At March 31, 2022, we believe our total investment in the Watsonville property, representing less than 0.5% of total assets, is fully recoverable, but no assurances can be given that we will not have any further write-offs or impairments in future periods.

Other Leasing Activities

At March 31, 2022, 99% of our properties are occupied by tenants, leaving only six properties as vacant, representing less than 0.5% of total assets. One of these vacant facilities was sold in April 2022 for $45 million.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such fee simple real estate. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate and share control over the assets through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are structured similarly to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	As of March 31, 2022	As of December 31, 2021
Median Kliniken S.á.r.l ("MEDIAN")	$505,883	$517,648
Swiss Medical Network	473,235	476,193
Steward (Macquarie Transaction)	400,367	—
Policlinico di Monza	93,833	95,468
HM Hospitales	61,196	63,618
Total	$1,534,514	$1,152,927

Investments in Unconsolidated Operating Entities

Our investments in unconsolidated operating entities are noncontrolling investments that are typically made in conjunction with larger real estate transactions in which the operators are vetted as part of our overall underwriting process. We make these investments from time-to-time in order to enhance our overall return and provide for certain minority rights and protections.

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of March 31, 2022	As of December 31, 2021
Steward (loan investment)	$363,236	$360,164
International joint venture	231,403	219,387
Springstone, LLC ("Springstone")	192,958	187,450
Priory	167,478	42,315
Swiss Medical Network	157,431	159,208
Steward (equity investment)	139,000	139,000
Prospect	112,319	112,283
Aevis Victoria SA ("Aevis")	76,029	61,271
Aspris Children's Services ("Aspris")	15,988	8,356
Total	$1,455,842	$1,289,434

The increase during the 2022 first quarter is primarily due to our investment in the Priory syndicated term loan as described under "New Investments" in this Note 3.

Credit Loss Reserves

Upon the adoption of Accounting Standards Update ("ASU") No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans. We are using ASU 2016-13 to establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balance at beginning of the year	$48,527	$8,726
Provision for credit loss	5,412	—
Expected credit losses related to financial instruments sold or repaid	(6)	(4)
Balance at end of the period	$53,933	$8,722

Other Investment Activities

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded an $8.0 million favorable non-cash fair value adjustment during the first quarter of 2022; whereas, this was a $4.1 million favorable non-cash fair value adjustment for the same period of 2021.

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

1)
Facility concentration – At March 31, 2022, our largest single property represented approximately 2.8% of our total assets, similar to December 31, 2021.

2)
Operator concentration – For the three months ended March 31, 2022, revenue from Steward and Circle Health Ltd. ("Circle") individually represented more than 10% of our total revenues. In comparison, Steward, Circle, and Prospect individually represented more than 10% of our total revenues for the three months ended March 31, 2021.
3)
Geographic concentration – At March 31, 2022, investments in the U.S., Europe, Australia, and South America represented approximately 63%, 31%, 5%, and 1%, respectively, of our total assets compared to 64%, 30%, 5%, and 1%, respectively, of our total assets at December 31, 2021.
4)
Facility type concentration – For the three months ended March 31, 2022, approximately 77% of our revenues were generated from our general acute care facilities, while revenues from our behavioral and rehabilitation facilities made up 13% and 7%, respectively. Freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 3%. In comparison, general acute care, rehabilitation, and behavioral health facilities made up 83%, 8%, and 5%, respectively, of our total revenues for the three months ended March 31, 2021, while freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 4%.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2022	As of December 31, 2021
Revolving credit facility(A)	$531,419	$730,000
Interim credit facilities	—	869,606
Term loan	200,000	200,000
British pound sterling term loan(B)	919,660	947,240
Australian term loan facility(B)	897,840	871,560
2.550% Senior Unsecured Notes due 2023(B)	525,520	541,280
3.325% Senior Unsecured Notes due 2025(B)	553,350	568,500
0.993% Senior Unsecured Notes due 2026(B)	553,350	568,500
2.500% Senior Unsecured Notes due 2026(B)	656,900	676,600
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	788,280	811,920
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	459,830	473,620
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,186,149	$11,358,826
Debt issue costs and discount, net	(68,160)	(76,056)
	$10,117,989	$11,282,770

(A)
Includes €182 million of Euro-denominated borrowings that reflect the exchange rate at March 31, 2022.
(B)
Non-U.S. dollar denominated debt reflects the exchange rate at March 31, 2022 and December 31, 2021.

As of March 31, 2022, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2022	$—
2023	525,520
2024	1,429,259
2025	1,473,010
2026	1,910,250
Thereafter	4,848,110
Total	$10,186,149

2022 Activity

On March 15, 2022, we paid off and terminated our $1 billion interim credit facility that was entered into on July 27, 2021 ("July 2021 Interim Credit Facility") and paid down our revolving credit facility with proceeds from the Macquarie Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

2021 Activity

Interim Credit Facility

On January 15, 2021, we entered into a $900 million interim credit facility (“January 2021 Interim Credit Facility”), of which we borrowed £500 million to partially fund the Priory Group Transaction. We paid off and terminated this facility on March 26, 2021 with the issuance of the 2.500% Senior Unsecured Notes due 2026 and the 3.375% Senior Unsecured Notes due 2030.

Credit Facility Amendment

On January 15, 2021, we amended our unsecured credit facility (“Credit Facility”). The amendment extended the maturity of our revolving facility to February 1, 2024 and can be extended for an additional 12 months at our option. The maturity date of our term loan facility was extended to February 1, 2026.

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

Debt Refinancing and Unutilized Financing Costs

2022 Activity

With proceeds from the Macquarie Transaction on March 14, 2022, we fully paid off our $1 billion interim credit facility. As a result, we incurred $8.8 million of debt refinancing costs in the first quarter of 2022.

2021 Activity

With the amendment of our Credit Facility and the termination of our January 2021 Interim Credit Facility, we incurred approximately $2.3 million of debt refinancing costs in the first quarter of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At March 31, 2022, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2022, we were in compliance with all such financial and operating covenants.

5. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 3.1 million shares of common stock under our at-the-market equity offering program during the 2021 first quarter, resulting in net proceeds of approximately $68 million.

MPT Operating Partnership, L.P.

At March 31, 2022, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership. During the three months ended March 31, 2021, the Operating Partnership issued approximately 39.9 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same periods.

6. Stock Awards

We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 12.9 million shares of common stock for awards, out of which 3.2 million shares remain available for future stock awards as of March 31, 2022. Share-based compensation expense totaled $11.8 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2022			As of December 31, 2021
Asset (Liability)	Book Value		Fair Value	Book Value	Fair Value
Interest and rent receivables	$65,933		$66,521	$56,229	$56,564
Loans(2)	1,110,719	(1)	1,115,183	991,609	991,954
Debt, net	(10,117,989)		(9,930,403)	(11,282,770)	(11,526,388)
(1)
Includes $70.2 million of mortgage loans, a $326.6 million shareholder loan included in investments in unconsolidated real estate joint ventures, $650.1 million of loans that are part of our investments in unconsolidated operating entities, and $63.8 million of other loans at March 31, 2022.
(2)
Excludes the acquisition loan and mortgage loan made in October 2021 for our Springstone investment and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.

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

At March 31, 2022 and December 31, 2021, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$154,133	$154,133	$143,068	$143,068	Mortgage loans
Equity investment and other loans	427,419	434,753	409,638	409,638	Investments in unconsolidated operating entities/Other loans

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

In the first quarter of 2022, we recorded an unfavorable fair value adjustment to our investments. No fair value adjustment was recorded in the 2021 first quarter.

The DLOM on our Springstone and international joint venture equity investments was 40% at March 31, 2022. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(244)
- 100 basis points	244

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

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$631,947	$163,880
Non-controlling interests’ share in net income	(266)	(97)
Participating securities’ share in earnings	(402)	(370)
Net income, less participating securities’ share in earnings	$631,279	$163,413
Denominator:
Basic weighted-average common shares	598,676	576,240
Dilutive potential common shares	256	1,301
Diluted weighted-average common shares	598,932	577,541

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$631,947	$163,880
Non-controlling interests’ share in net income	(266)	(97)
Participating securities’ share in earnings	(402)	(370)
Net income, less participating securities’ share in earnings	$631,279	$163,413
Denominator:
Basic weighted-average units	598,676	576,240
Dilutive potential units	256	1,301
Diluted weighted-average units	598,932	577,541

9. Commitments and Contingencies

Commitments

On September 15, 2021, we entered into definitive agreements to lease five general acute care hospitals, representing 5.7% of our total assets at March 31, 2022, located in Utah to HCA following an agreement by HCA to purchase the operations of these five facilities from Steward. Upon completion of the transaction between HCA and Steward, we will enter into a new master lease with

HCA for these five facilities (the “HCA Transaction”). The consummation of the HCA Transaction, which is subject to regulatory approval, is expected in the first half of 2022.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

On May 6, 2022, we received commitments from certain of our credit facility syndicate members to increase the amount of our revolving credit facility by $500 million by exercising the accordion feature of our Credit Facility. Additionally, our revolver and U.S. dollar term loan were modified with SOFR as a replacement reference rate to U.S. dollar LIBOR. The remaining terms of our Credit Facility were unchanged. With the closing of the accordion, our Credit Facility includes a $1.8 billion unsecured revolving loan facility and a $200 million unsecured term loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
the political, economic, business, real estate, and other market conditions in the U.S. (both national and local), Europe (in particular the United Kingdom, Germany, Switzerland, Spain, Italy, Finland, and Portugal), Australia, South America (in particular Colombia), and other foreign jurisdictions where we may own healthcare facilities or transact business, which may have a negative effect on the following, among other things:
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
•
the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transaction disclosed in Note 9) that have not closed as of the date hereof may not be satisfied;
•
the possibility that the anticipated benefits from any or all of the transactions we have entered into or will enter into may take longer to realize than expected or will not be realized at all;
•
the competitive environment in which we operate;
•
the execution of our business plan;
•
financing risks, including due to rising inflation;
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
•
healthcare and other regulatory requirements of the U.S., Europe, Australia, South America, and other foreign countries; and

•
the accuracy of our methodologies and estimates regarding environmental, social, and governance ("ESG") metrics and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our and our tenants' ESG efforts.

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
tenants’ free cash flow;
•
the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants’ or borrowers’ profitability and liquidity;
•
the potential impact of any legal, regulatory, or compliance proceedings with our tenants;
•
an ongoing assessment of the operating environment of our tenants, including demographics, competition, market position, status of compliance, accreditation, quality performance, and health outcomes as measured by The Centers for Medicare and Medicaid Services, Joint Commission, and other governmental bodies in which our tenants operate;
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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•
trends in interest rates and other costs due to general inflation and availability and increased costs from labor shortages could adversely impact the operations of our tenants and their ability to meet their lease obligations;

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2022, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. From time-to-time, we may make noncontrolling investments in our tenants that gives us a right to share in such tenant’s profits and losses and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalization, and allows operators of healthcare facilities to unlock the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

At March 31, 2022, our portfolio consisted of 440 properties leased or loaned to 53 operators, of which two are under development and four are in the form of mortgage loans. We manage our business as a single business segment.

At March 31, 2022, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2022	% of Total	As of December 31, 2021	% of Total
Real estate assets - at cost	$16,316,567	82.3%	$17,425,765	84.9%
Accumulated real estate depreciation and amortization	(1,054,361)	-5.3%	(993,100)	-4.8%
Cash and cash equivalents	248,846	1.3%	459,227	2.2%
Investments in unconsolidated real estate joint ventures	1,534,514	7.7%	1,152,927	5.6%
Investments in unconsolidated operating entities	1,455,842	7.3%	1,289,434	6.3%
Other	1,316,426	6.7%	1,185,548	5.8%
Total assets	$19,817,834	100.0%	$20,519,801	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of March 31, 2022 as compared to December 31, 2021 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of March 31, 2022		As of December 31, 2021
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Florida market	$1,337,192	6.0%	$1,334,834	6.0%
Massachusetts market	1,173,852	5.3%	1,177,914	5.3%
Texas/Arkansas/Louisiana market	983,344	4.4%	1,129,624	5.1%
Arizona market	338,873	1.5%	338,612	1.5%
Ohio/Pennsylvania market	141,615	0.7%	141,506	0.6%
Circle	2,408,716	10.8%	2,481,001	11.1%
Prospect	1,639,588	7.4%	1,631,691	7.3%
Swiss Medical Network	1,299,524	5.8%	1,300,431	5.8%
HCA(1)	1,240,264	5.6%	1,240,546	5.6%
Other operators	10,643,938	47.9%	10,632,605	47.6%
Other assets	1,028,068	4.6%	920,573	4.1%
Total	$22,234,974	100.0%	$22,329,337	100.0%
(1)
Shown pro forma for the transactions discussed in Note 9 to Item 1 of this Form 10-Q.

Total Pro Forma Gross Assets by U.S. State and Country

	As of March 31, 2022		As of December 31, 2021
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$1,995,890	9.0%	$2,172,882	9.7%
California	1,641,873	7.4%	1,650,038	7.4%
Florida	1,337,191	6.0%	1,334,835	6.0%
Utah	1,255,334	5.6%	1,255,545	5.6%
Massachusetts	1,179,252	5.3%	1,183,313	5.4%
All other states	5,141,829	23.1%	5,131,596	23.0%
Other domestic assets	730,743	3.3%	692,280	3.1%
Total U.S.	$13,282,112	59.7%	$13,420,489	60.2%
United Kingdom	$4,362,100	19.6%	$4,492,918	20.1%
Switzerland	1,299,524	5.9%	1,300,431	5.8%
Germany	1,222,002	5.5%	1,257,482	5.6%
Australia	986,926	4.4%	1,043,399	4.7%
Spain	258,343	1.2%	264,965	1.2%
All other countries	526,642	2.4%	321,360	1.4%
Other international assets	297,325	1.3%	228,293	1.0%
Total international	$8,952,862	40.3%	$8,908,848	39.8%
Grand total	$22,234,974	100.0%	$22,329,337	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total pro forma gross assets as of March 31, 2022.

On an adjusted revenues basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended March 31, 2022 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenues by Operator

	For the Three Months Ended March 31,
	2022		2021
Operators	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
Steward
Massachusetts market	$35,818	8.0%	$34,543	8.8%
Utah market(1)	32,763	7.4%	31,705	8.0%
Florida market	25,304	5.7%	4,985	1.3%
Texas/Arkansas/Louisiana market	18,612	4.2%	22,671	5.7%
Arizona market	8,532	1.9%	8,187	2.1%
Ohio/Pennsylvania market	3,565	0.8%	3,300	0.8%
Circle	51,212	11.5%	53,192	13.5%
Prospect	38,684	8.7%	38,066	9.7%
Prime	30,132	6.8%	30,415	7.7%
MEDIAN	22,866	5.1%	24,049	6.1%
Other operators	177,288	39.9%	143,304	36.3%
Total	$444,776	100.0%	$394,417	100.0%

(1)
See Note 9 to Item 1 of this Form 10-Q for a potential transaction involving this market.

Total Adjusted Revenues by U.S. State and Country

	For the Three Months Ended March 31,
	2022		2021
U.S. States and Other Countries	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
California	$41,291	9.3%	$34,004	8.6%
Massachusetts	35,981	8.1%	34,702	8.8%
Texas	34,844	7.8%	39,128	9.9%
Utah	33,768	7.6%	32,677	8.3%
Florida	25,305	5.7%	5,547	1.4%
All other states	125,907	28.3%	111,102	28.2%
Total U.S.	$297,096	66.8%	$257,160	65.2%
United Kingdom	$83,906	18.9%	$76,560	19.4%
Germany	24,883	5.6%	26,162	6.6%
All other countries	38,891	8.7%	34,535	8.8%
Total international	$147,680	33.2%	$137,257	34.8%
Grand total	$444,776	100.0%	$394,417	100.0%

Total Adjusted Revenues by Facility Type

	For the Three Months Ended March 31,
	2022		2021
Facility Types	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
General acute care hospitals	$334,858	75.3%	$315,434	80.0%
Behavioral health facilities	50,897	11.4%	19,754	5.0%
Inpatient rehabilitation hospitals	45,043	10.1%	45,303	11.5%
Long-term acute care hospitals	8,302	1.9%	8,186	2.1%
Freestanding ER/urgent care facilities	5,676	1.3%	5,740	1.4%
Total	$444,776	100.0%	$394,417	100.0%

Results of Operations

Three Months Ended March 31, 2022 Compared to March 31, 2021

Net income for the three months ended March 31, 2022, was $631.7 million compared to $163.8 million for the three months ended March 31, 2021. This 286% increase in net income is primarily due to the gain on sale of real estate in the 2022 first quarter from the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements, partially offset by higher interest expense, depreciation expense, and general and administrative costs. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), was $282.5 million for the 2022 first quarter, or $0.47 per diluted share, as compared to $243.9 million, or $0.42 per diluted share, for the 2021 first quarter. This 16% increase in Normalized FFO is primarily due to incremental revenue from new investments made in 2021 and the first quarter of 2022.

A comparison of revenues for the three month periods ended March 31, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022	% of Total	2021	% of Total	Year over Year Change
Rent billed	$263,402	64.3%	$213,344	58.9%	23.5%
Straight-line rent	61,044	14.9%	54,873	15.1%	11.2%
Income from financing leases	51,776	12.6%	50,894	14.0%	1.7%
Interest and other income	33,578	8.2%	43,654	12.0%	-23.1%
Total revenues	$409,800	100.0%	$362,765	100.0%	13.0%

Our total revenue for the 2022 first quarter is up $47.0 million, or 13%, over the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $56.2 million over the prior year of which approximately $67.5 million is incremental revenue from acquisitions made in 2021 (including approximately $18.0 million each from Springstone, Steward's South Florida operations, and Priory Group Transaction as described in Note 3 to the condensed consolidated financial statements) and early 2022 (primarily our Finland acquisition). In addition, rent revenues are up due to approximately $5 million from increases in CPI above the minimum increases in the lease, $0.2 million from capital additions in 2022, and $0.5 million from the commencement of rent on a development property in the first quarter of 2022. This increase is partially offset by approximately $15.1 million of lower revenues from disposals in 2021 and early 2022 (including a $4.1 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements and $4.5 million of straight-line rent write-offs associated with non-Macquarie Transaction disposals in the first quarter of 2022) and $2.9 million of unfavorable foreign currency fluctuations.
•
Income from financing leases – up $0.9 million primarily due to annual rent escalations from the increase in CPI in the first quarter of 2022.
•
Interest and other income – down $10.1 million from the prior year due to the following:
o
Interest from loans – down $12.9 million over the prior year due to $15.9 million of less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3, lower revenues from loans that were paid off since the first quarter of 2021, and $1.0 million of unfavorable foreign currency fluctuations. This decrease is partially offset by $5.6 million of incremental revenue earned on investments in 2021 (primarily Springstone) and early 2022 (Priory syndicated loan) and $0.6 million of income from annual escalations due to increases in CPI.
o
Other income – up $2.8 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for the quarters ended March 31, 2022 and 2021 totaled $91.2 million and $87.0 million, respectively. This increase is primarily related to new debt issuances in 2021 to fund new investments, as our weighted-average interest rate of 3.1% for the quarter ended March 31, 2022 is lower than the 3.4% in the same period in 2021.

Real estate depreciation and amortization during the first quarter of 2022 increased to $85.3 million from $75.6 million in 2021 due to new investments made after March 31, 2021.

Property-related expenses totaled $8.6 million and $5.5 million for the quarters ended March 31, 2022 and 2021, respectively. Of the property expenses in the first three months of 2022 and 2021, approximately $6.3 million and $3.5 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 10.1% for the 2022 first quarter, slightly higher than 9.9% in the prior year. On a dollar basis, general and administrative expenses totaled $41.4 million for the 2022 first quarter, which is a $5.4 million increase from the prior year first quarter and reflective of the growth of the company, in particular higher compensation to non-executive employees (partially due to an increase in employee head count) and approximately $1 million of more charitable giving.

During the three months ended March 31, 2022, we completed the partnership with MAM in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of two other facilities and an ancillary property resulting in a net gain of $15 million. During the three months ended March 31, 2021, we sold one facility and an ancillary property resulting in a net gain of $1.0 million.

Earnings from equity interests was $7.3 million for the quarter ended March 31, 2022, up $0.2 million from the same period in 2021, primarily due to $1.2 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022, partially offset by the loss of equity interest income from the IMED joint venture that we acquired the remaining 50% interest of during December 2021.

Debt refinancing and unutilized financing costs were $8.8 million and $2.3 million for the quarters ended March 31, 2022 and 2021, respectively. The costs incurred in the first quarter of 2022 were a result of the termination of our $1 billion interim credit facility (see Note 4 to the condensed consolidated financial statements for more detail). In 2021, these costs were a result of the early termination of our January 2021 Interim Credit Facility and the amendment to our Credit Facility.

In the first quarter of 2022, we recorded a favorable non-cash fair value adjustment of $8.0 million on our investment in Aevis and other investments marked to fair value compared to a $4.1 million favorable adjustment for the same period in 2021.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $11.4 million income tax expense for the three months ended March 31, 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia. In comparison, we incurred $8.4 million in income tax expense in the first quarter of 2021. This $3.0 million increase is primarily due to the Priory transaction in the first quarter of 2021 and our investment in Springstone in the fourth quarter of 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $77.5 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2022 and 2021 (amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
FFO information:
Net income attributable to MPT common stockholders	$631,681	$163,783
Participating securities’ share in earnings	(402)	(370)
Net income, less participating securities’ share in earnings	$631,279	$163,413
Depreciation and amortization	99,459	88,536
Gain on sale of real estate and other, net	(451,638)	(989)
Funds from operations	$279,100	$250,960
Write-off (recovery) of straight-line rent and other	2,604	(5,238)
Non-cash fair value adjustments	(8,023)	(4,065)
Debt refinancing and unutilized financing costs	8,816	2,269
Normalized funds from operations	$282,497	$243,926
Per diluted share data:
Net income, less participating securities’ share in earnings	$1.05	$0.28
Depreciation and amortization	0.17	0.15
Gain on sale of real estate and other, net	(0.75)	—
Funds from operations	$0.47	$0.43
Write-off (recovery) of straight-line rent and other	—	(0.01)
Non-cash fair value adjustments	(0.01)	—
Debt refinancing and unutilized financing costs	0.01	—
Normalized funds from operations	$0.47	$0.42

Total Pro Forma Gross Assets

Total pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes material real estate commitments on new investments are fully funded, and assumes cash on-hand at period-end and cash generated from or to be generated from financing activities subsequent to period-end are used in these transactions. We believe total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our commitments close. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Total assets	$19,817,834	$20,519,801
Add:
Accumulated depreciation and amortization	1,054,361	993,100
Incremental gross assets of our joint ventures and other(1)	1,611,625	1,713,603
Less:
Cash on hand(2)	(248,846)	(897,167)
Total pro forma gross assets	$22,234,974	$22,329,337

(1)
Adjustment to reflect our share of our joint ventures’ gross assets and certain lease intangible assets.
(2)
Includes cash available on-hand plus cash generated from activities subsequent to period-end such as loan repayments, issuances of debt or equity, or dispositions.

Total Adjusted Revenues

Total adjusted revenues are total revenues adjusted for our pro rata portion of similar revenues in our real estate joint venture arrangements. We believe total adjusted revenues are useful to investors as it provides a more complete view of revenues across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenues (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Total revenues	$409,800	$362,765
Revenues from real estate properties owned through joint venture arrangements	34,976	31,652
Total adjusted revenues	$444,776	$394,417

LIQUIDITY AND CAPITAL RESOURCES

2022 Cash Flow Activity

During the 2022 first quarter, we generated approximately $179.4 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $176.5 million and certain investment activities. During the quarter, we received approximately $1.3 billion of proceeds from the Macquarie Transaction and obtained a 50% interest in the partnership valued at approximately $400 million (see Note 3 to Item 1 of this Form 10-Q for further details). We used these proceeds to pay off our July 2021 Interim Credit Facility, pay down our revolving credit facility, and along with cash on-hand and cash from other disposal transactions, to invest in new real estate and other assets.

Subsequent to quarter-end, we exercised the $500 million accordion feature to our revolving credit facility- see Note 10 to Item 1 of this Form 10-Q for additional details.

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

Short-term Liquidity Requirements:

At May 6, 2022 and after the exercise of the $500 million accordion under our unsecured revolving loan facility (as discussed in Note 10 to Item 1 of this Form 10-Q), our liquidity approximates $1.1 billion. We believe this liquidity along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements, is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects), and debt service obligations for the next twelve months (including contractual interest payments). We expect that other capital recycling transactions (that could include sales of single facilities) will further improve our liquidity and our leverage ratio, although no assurances can be given that our capital recycling efforts will be successful.

Long-term Liquidity Requirements:

As of May 6, 2022 and after the exercise of the $500 million accordion under our unsecured revolving loan facility (as discussed in Note 10 to Item 1 of this Form 10-Q), our liquidity approximates $1.1 billion. We believe that our liquidity, along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements, is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to make additional investments, to fund debt maturities coming due in 2023 and beyond (as outlined below), to strategically refinance any existing debt in order to reduce interest rates, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•
strategic property sales or joint ventures;
•
sale of equity securities;
•
new bank term loans;
•
new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•
new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 6, 2022 are as follows (in thousands):

2022	$—
2023	493,920
2024	1,706,611
2025	1,391,910
2026	1,844,950
Thereafter	4,773,060
Total	$10,210,451

Contractual Commitments

We presented our contractual commitments in our 2021 Annual Report on Form 10-K. Except for changes to our purchase obligations and operating lease commitments, there have been no other significant changes through May 6, 2022.

The following table updates our contractual commitments schedule for these updates as of May 6, 2022 (in thousands):

Contractual Commitments	2022(1)	2023	2024	2025	2026	Thereafter	Total
Purchase obligations	$269,883	$288,935	$99,237	$62,506	$42,456	$80,322	$843,339
Operating lease commitments	4,964	8,933	9,020	8,381	7,883	247,907	287,088
(1)
This column represents obligations post May 6, 2022.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2022:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27

It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay- see Note 4 in Item 1 to this Form 10-Q for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2022, our outstanding debt totaled $10.1 billion, which consisted of fixed-rate debt of approximately $9.4 billion (after considering interest rate swaps in-place) and variable rate debt of $0.7 billion. If market interest rates increase by 10%, the fair value of our debt at March 31, 2022 would decrease by approximately $145 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $1.2 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $1.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.7 billion, the balance of such variable rate debt at March 31, 2022.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Finland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2022 operating results and on an annualized basis, a 5% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$4,725	$9,432	$9,587
Euro (€)	915	2,884	2,884
Swiss franc (CHF)	3,571	4,719	1,622
Australian dollar (A$)	686	1,710	1,710
Colombian peso (COP)	562	562	562

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-January 31, 2022	1,179,272	$23.67	—	N/A

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company. MPT Operating Partnership, L.P. purchased 1.2 million units in direct response to the common stock purchases above.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2022