Form 10-Q
period 2022-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2022-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, Medical Properties Trust, Inc. had 599.0 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2022 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,696,681	$14,062,722
Investment in financing leases	2,076,813	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	314,681	213,211
Gross investment in real estate assets	16,088,175	17,425,765
Accumulated depreciation and amortization	(1,109,592)	(993,100)
Net investment in real estate assets	14,978,583	16,432,665
Cash and cash equivalents	257,269	459,227
Interest and rent receivables	94,206	56,229
Straight-line rent receivables	702,683	728,522
Investments in unconsolidated real estate joint ventures	1,460,373	1,152,927
Investments in unconsolidated operating entities	1,439,910	1,289,434
Other loans	213,897	67,317
Other assets	596,163	333,480
Total Assets	$19,743,084	$20,519,801
Liabilities and Equity
Liabilities
Debt, net	$10,138,774	$11,282,770
Accounts payable and accrued expenses	562,255	607,792
Deferred revenue	21,210	25,563
Obligations to tenants and other lease liabilities	154,974	158,005
Total Liabilities	10,877,213	12,074,130
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,839 shares at June 30, 2022 and 596,748 shares at December 31, 2021	599	597
Additional paid-in capital	8,557,120	8,564,009
Retained earnings (deficit)	385,545	(87,691)
Accumulated other comprehensive loss	(83,431)	(36,727)
Total Medical Properties Trust, Inc. stockholders’ equity	8,859,833	8,440,188
Non-controlling interests	6,038	5,483
Total Equity	8,865,871	8,445,671
Total Liabilities and Equity	$19,743,084	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Rent billed	$241,209	$216,870	$504,611	$430,214
Straight-line rent	58,518	55,465	119,562	110,338
Income from financing leases	51,873	50,337	103,649	101,231
Interest and other income	48,626	59,120	82,204	102,774
Total revenues	400,226	381,792	810,026	744,557
Expenses
Interest	87,730	92,305	178,913	179,277
Real estate depreciation and amortization	84,334	76,369	169,650	152,011
Property-related	21,135	18,684	29,733	24,137
General and administrative	38,858	34,545	80,282	70,618
Total expenses	232,057	221,903	458,578	426,043
Other income (expense)
Gain (loss) on sale of real estate and other, net	16,355	(1,387)	467,993	(398)
Earnings from equity interests	14,785	7,339	22,123	14,440
Debt refinancing and unutilized financing costs	(619)	(70)	(9,435)	(2,339)
Other (including fair value adjustments on securities)	2,031	(771)	11,918	7,023
Total other income	32,552	5,111	492,599	18,726

Income before income tax	200,721	165,000	844,047	337,240
Income tax expense	(10,657)	(50,179)	(22,036)	(58,539)

Net income	190,064	114,821	822,011	278,701
Net income attributable to non-controlling interests	(467)	(256)	(733)	(353)
Net income attributable to MPT common stockholders	$189,597	$114,565	$821,278	$278,348

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.32	$0.19	$1.37	$0.48

Weighted average shares outstanding — basic	598,827	587,514	598,751	581,877
Weighted average shares outstanding — diluted	599,026	589,053	598,979	583,297

Dividends declared per common share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$190,064	$114,821	$822,011	$278,701
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	25,920	4,207	70,852	19,711
Foreign currency translation (loss) gain	(104,341)	9,014	(117,556)	(21,886)
Total comprehensive income	111,643	128,042	775,307	276,526
Comprehensive income attributable to non-controlling interests	(467)	(256)	(733)	(353)
Comprehensive income attributable to MPT common stockholders	$111,176	$127,786	$774,574	$276,173

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359
Net income	—	—	—	—	—	189,597	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	—	—	(104,341)	—	(104,341)
Stock vesting and amortization of stock-based compensation	—	—	204	—	10,108	—	—	—	10,108
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(880)	—	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(335)	(335)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,024)	—	—	(174,024)
Balance at June 30, 2022	—	$—	598,839	$599	$8,557,120	$385,545	$(83,431)	$6,038	$8,865,871

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,353	$541	$7,460,726	$(71,411)	$(51,324)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,043	$583	$8,252,189	$(71,071)	$(66,720)	$5,229	$8,120,210
Net income	—	—	—	—	—	114,565	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	—	—	9,014	—	9,014
Stock vesting and amortization of stock-based compensation	—	—	176	—	12,771	—	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	—	—	5,679	6	121,327	—	—	—	121,333
Dividends declared ($0.28 per common share)	—	—	—	—	—	(165,133)	—	—	(165,133)
Balance at June 30, 2021	—	$—	588,898	$589	$8,386,287	$(121,639)	$(53,499)	$5,343	$8,217,081

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$822,011	$278,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,077	157,675
Amortization of deferred financing costs and debt discount	9,219	7,692
Straight-line rent revenue and other	(145,725)	(131,291)
Share-based compensation	21,912	25,035
Gain (loss) on sale of real estate and other, net	(467,993)	398
Straight-line rent and other write-off (recovery)	4,548	(5,251)
Debt refinancing and unutilized financing costs	9,435	2,339
Tax rate changes	(825)	42,746
Other adjustments	(13,171)	12,909
Changes in:
Interest and rent receivables	(44,224)	(24,999)
Other assets	(6,343)	(2,633)
Accounts payable and accrued expenses	(15,558)	19,320
Deferred revenue	(5,347)	(17,383)
Net cash provided by operating activities	344,016	365,258
Investing activities
Cash paid for acquisitions and other related investments	(946,243)	(3,062,029)
Net proceeds from sale of real estate	1,817,642	25,186
Principal received on loans receivable	19,478	1,206,699
Investment in loans receivable	(175,734)	(24,487)
Construction in progress and other	(91,167)	(21,436)
Proceeds from return of equity investment	775	11,000
Capital additions and other investments, net	(90,623)	(97,758)
Net cash provided by (used for) investing activities	534,128	(1,962,825)
Financing activities
Proceeds from term debt, net of discount	—	1,839,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	200,945	42,323
Dividends paid	(350,519)	(311,109)
Lease deposits and other obligations to tenants	3,174	322
Proceeds from sale of common shares, net of offering costs	—	900,574
Stock vesting - satisfaction of tax withholdings	(28,799)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(17,917)	(23,489)
Net cash (used for) provided by financing activities	(1,062,722)	1,758,906
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(184,578)	161,339
Effect of exchange rate changes	(14,786)	6,173
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$262,518	$723,881
Interest paid	$209,445	$160,985
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$174,017	$165,133
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$257,269	$721,321
Restricted cash, included in Other assets	5,249	2,560
	$262,518	$723,881

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,696,681	$14,062,722
Investment in financing leases	2,076,813	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	314,681	213,211
Gross investment in real estate assets	16,088,175	17,425,765
Accumulated depreciation and amortization	(1,109,592)	(993,100)
Net investment in real estate assets	14,978,583	16,432,665
Cash and cash equivalents	257,269	459,227
Interest and rent receivables	94,206	56,229
Straight-line rent receivables	702,683	728,522
Investments in unconsolidated real estate joint ventures	1,460,373	1,152,927
Investments in unconsolidated operating entities	1,439,910	1,289,434
Other loans	213,897	67,317
Other assets	596,163	333,480
Total Assets	$19,743,084	$20,519,801
Liabilities and Capital
Liabilities
Debt, net	$10,138,774	$11,282,770
Accounts payable and accrued expenses	387,848	430,908
Deferred revenue	21,210	25,563
Obligations to tenants and other lease liabilities	154,974	158,005
Payable due to Medical Properties Trust, Inc.	174,017	176,494
Total Liabilities	10,876,823	12,073,740
Capital
General Partner — issued and outstanding — 5,988 units at June 30, 2022 and 5,968 units at December 31, 2021	89,511	84,847
Limited Partners — issued and outstanding — 592,851 units at June 30, 2022 and 590,780 units at December 31, 2021	8,854,143	8,392,458
Accumulated other comprehensive loss	(83,431)	(36,727)
Total MPT Operating Partnership, L.P. capital	8,860,223	8,440,578
Non-controlling interests	6,038	5,483
Total Capital	8,866,261	8,446,061
Total Liabilities and Capital	$19,743,084	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2022	2021	2022	2021
Revenues
Rent billed	$241,209	$216,870	$504,611	$430,214
Straight-line rent	58,518	55,465	119,562	110,338
Income from financing leases	51,873	50,337	103,649	101,231
Interest and other income	48,626	59,120	82,204	102,774
Total revenues	400,226	381,792	810,026	744,557
Expenses
Interest	87,730	92,305	178,913	179,277
Real estate depreciation and amortization	84,334	76,369	169,650	152,011
Property-related	21,135	18,684	29,733	24,137
General and administrative	38,858	34,545	80,282	70,618
Total expenses	232,057	221,903	458,578	426,043
Other income (expense)
Gain (loss) on sale of real estate and other, net	16,355	(1,387)	467,993	(398)
Earnings from equity interests	14,785	7,339	22,123	14,440
Debt refinancing and unutilized financing costs	(619)	(70)	(9,435)	(2,339)
Other (including fair value adjustments on securities)	2,031	(771)	11,918	7,023
Total other income	32,552	5,111	492,599	18,726

Income before income tax	200,721	165,000	844,047	337,240
Income tax expense	(10,657)	(50,179)	(22,036)	(58,539)

Net income	190,064	114,821	822,011	278,701
Net income attributable to non-controlling interests	(467)	(256)	(733)	(353)
Net income attributable to MPT Operating Partnership partners	$189,597	$114,565	$821,278	$278,348

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.32	$0.19	$1.37	$0.48

Weighted average units outstanding — basic	598,827	587,514	598,751	581,877
Weighted average units outstanding — diluted	599,026	589,053	598,979	583,297

Dividends declared per unit	$0.29	$0.28	$0.58	$0.56

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$190,064	$114,821	$822,011	$278,701
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	25,920	4,207	70,852	19,711
Foreign currency translation (loss) gain	(104,341)	9,014	(117,556)	(21,886)
Total comprehensive income	111,643	128,042	775,307	276,526
Comprehensive income attributable to non-controlling interests	(467)	(256)	(733)	(353)
Comprehensive income attributable to MPT Operating Partnership partners	$111,176	$127,786	$774,574	$276,173

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Acquisition of non-controlling interest	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749
Net income	—	1,896	—	187,701	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	(104,341)	—	(104,341)
Unit vesting and amortization of unit-based compensation	2	101	202	10,007	—	—	10,108
Unit vesting - satisfaction of tax withholdings	(1)	(9)	(40)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	(335)	(335)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,284)	—	—	(174,024)
Balance at June 30, 2022	5,988	$89,511	592,851	$8,854,143	$(83,431)	$6,038	$8,866,261

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	535,939	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,213	$8,100,195	$(66,720)	$5,229	$8,120,600
Net income	—	1,146	—	113,419	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	9,014	—	9,014
Unit vesting and amortization of unit-based compensation	2	128	174	12,643	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	58	1,213	5,621	120,120	—	—	121,333
Distributions declared ($0.28 per unit)	—	(1,651)	—	(163,482)	—	—	(165,133)
Balance at June 30, 2021	5,890	$82,732	583,008	$8,182,895	$(53,499)	$5,343	$8,217,471

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$822,011	$278,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,077	157,675
Amortization of deferred financing costs and debt discount	9,219	7,692
Straight-line rent revenue and other	(145,725)	(131,291)
Unit-based compensation	21,912	25,035
Gain on sale of real estate and other, net	(467,993)	398
Straight-line rent and other write-off (recovery)	4,548	(5,251)
Debt refinancing and unutilized financing costs	9,435	2,339
Tax rate changes	(825)	42,746
Other adjustments	(13,171)	12,909
Changes in:
Interest and rent receivables	(44,224)	(24,999)
Other assets	(6,343)	(2,633)
Accounts payable and accrued expenses	(15,558)	19,320
Deferred revenue	(5,347)	(17,383)
Net cash provided by operating activities	344,016	365,258
Investing activities
Cash paid for acquisitions and other related investments	(946,243)	(3,062,029)
Net proceeds from sale of real estate	1,817,642	25,186
Principal received on loans receivable	19,478	1,206,699
Investment in loans receivable	(175,734)	(24,487)
Construction in progress and other	(91,167)	(21,436)
Proceeds from return of equity investment	775	11,000
Capital additions and other investments, net	(90,623)	(97,758)
Net cash provided by (used for) investing activities	534,128	(1,962,825)
Financing activities
Proceeds from term debt, net of discount	—	1,839,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	200,945	42,323
Distributions paid	(350,519)	(311,109)
Lease deposits and other obligations to tenants	3,174	322
Proceeds from sale of units, net of offering costs	—	900,574
Unit vesting - satisfaction of tax withholdings	(28,799)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(17,917)	(23,489)
Net cash (used for) provided by financing activities	(1,062,722)	1,758,906
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(184,578)	161,339
Effect of exchange rate changes	(14,786)	6,173
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$262,518	$723,881
Interest paid	$209,445	$160,985
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$174,017	$165,133
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$257,269	$721,321
Restricted cash, included in Other assets	5,249	2,560
	$262,518	$723,881

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We also make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants, from time-to-time, in order to enhance our overall return and provide for certain minority rights and protections.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2022, we have investments in 447 facilities in 32 states in the U.S., in seven countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from these estimates for various reasons including the impact from COVID-19 and other risk factors as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

For information about significant accounting policies (including any recent accounting developments), refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Except for changes disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, there have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At June 30, 2022, we had loans and/or equity investments in certain variable interest entities approximating $620 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2022	2021

Land and land improvements	$34,204	$345,039
Buildings	290,256	825,322
Intangible lease assets — subject to amortization (weighted-average useful life of 20.1 years for 2022 and 45.0 years for 2021)	16,949	96,455
Mortgage loans(1)(2)	100,000	1,090,400
Investments in unconsolidated real estate joint ventures	399,456	—
Investments in unconsolidated operating entities	131,105	845,646
Liabilities assumed	(25,727)	(65,411)
	946,243	3,137,451
Loans repaid(1)	—	(1,090,400)
Total net assets acquired	$946,243	$2,047,051
(1)
The 2021 column includes an £800 million mortgage loan advanced to the Priory Group ("Priory") in the first quarter of 2021 and converted to fee simple ownership of 35 properties in the second quarter of 2021 as described below.
(2)
In the 2022 second quarter, we increased our mortgage loan to Prospect Medical Holdings, Inc. ("Prospect") that was originated in 2019 and that is secured by a first lien on a California hospital. The loan bears interest at a current market rate plus a component of additional interest upon repayment, which is anticipated during the fourth quarter.

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management (“MAM”) to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward Health Care System LLC ("Steward"), and a fund managed by MAM has acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion, virtually all of which was used to repay debt. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets), which is being accounted for under the equity method of accounting.

Other Transactions

On March 11, 2022, we acquired four general acute care hospitals in Finland for €178 million ($194 million). These hospitals are leased to Pihlajalinna pursuant to a long-term lease with annual inflation-based escalators. We acquired these facilities by the share purchase of real estate holding entities that included deferred income tax and other liabilities of approximately $26 million.

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory. We funded £96.5 million towards a £100 million participation level in the variable rate loan, reflecting a 3.5% discount.

Other acquisitions in the first half of 2022 included five general acute care facilities. Three general acute care facilities, located throughout Spain, were acquired on April 29, 2022 for €27 million and are leased to GenesisCare pursuant to a long-term lease with annual inflation-based escalators. The other two general acute care facilities, one in Arizona and the other in Florida, were acquired on April 18 and 25, 2022, respectively, for approximately $80 million and are leased to Steward pursuant to an already existing master lease agreement with annual inflation-based escalators.

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

In addition to the real estate investment, on January 19, 2021, we made a £250 million interim acquisition loan to Waterland VII, in connection with the closing of Waterland VII’s acquisition of Priory, which was repaid in full plus interest on October 22, 2021.

In addition, we acquired a 9.9% equity interest in the Waterland VII affiliate that indirectly owns Priory.

Other Transactions

On April 16, 2021, we made a CHF 145 million investment in Swiss Medical Network, our tenant via our Infracore SA ("Infracore") equity investment.

On January 8, 2021, we made a $335 million loan to affiliates of Steward, all of the proceeds of which were used to pay to and redeem a similarly sized convertible loan from Steward’s former private equity sponsor. This loan now carries a four percent interest rate with possible additional returns based on the increase in the value of Steward. The initial term of the loan is seven years.

Development Activities

During the 2022 second quarter, we agreed to finance the development of four new projects. One of these development projects is a behavioral health facility in McKinney, Texas with a total budget of approximately $35 million. This facility will be leased to Springstone, LLC ("Springstone") pursuant to the existing long-term master lease. In addition, we agreed to finance the development of and lease three general acute care facilities located throughout Spain for a total commitment of approximately €120 million. These facilities will be leased to our existing tenant, IMED Hospitales ("IMED"), under a long-term master lease agreement.

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is being leased to Ernest Health, Inc. ("Ernest") pursuant to an existing long-term master lease.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2022	Estimated Rent Commencement Date
Steward (Texas)	$169,408	$57,405	2Q 2024
IMED (Spain)	49,371	12,542	2Q 2023
Ernest (California)	47,700	42,073	3Q 2022
IMED (Spain)	44,470	29,538	3Q 2023
IMED (Spain)	35,975	8,000	3Q 2024
Springstone (Texas)	34,600	—	1Q 2024
	$381,524	$149,558

Disposals

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this Note 3 for further details on this transaction.

During the first half of 2022, we also completed the sale of four other facilities and two ancillary properties for approximately $154 million, resulting in a gain on real estate of approximately $31 million.

Summary of Operations for Disposed Assets in 2022

The properties sold during 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues(1)	$(400)	$35,215	$20,948	$67,484
Real estate depreciation and amortization(2)	(215)	(8,205)	(961)	(16,254)
Property-related expenses	(1,310)	(2,823)	(1,854)	(3,518)
Other income(3)	16,348	63	467,957	135
Income from real estate dispositions, net	$14,423	$24,250	$486,090	$47,847
(1)
Includes $1.8 million and $6.3 million of straight-line rent write-offs associated with the non-Macquarie disposal transactions for the three and six months ended June 30, 2022, respectively.
(2)
Lower in 2022 as we stopped depreciating the properties making up the Macquarie Transaction once deemed held for sale in September 2021.
(3)
Includes $16.4 million and $468.0 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three and six months ended June 30, 2022, respectively.

2021 Activity

During the first half of 2021, we completed the sale of five facilities and an ancillary property for approximately $25 million, resulting in a net loss on real estate of approximately $0.4 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. These infrastructure-type assets generally require a longer term (typical initial fixed terms of at least 15 years), and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. For five properties with a carrying value of approximately $230 million, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure the residual value of each of our assets is being maintained. Except for leases classified as financing leases as noted below, all of our leases are classified as operating leases.

At June 30, 2022, leases on 13 Ernest facilities and five Prime Healthcare Services, Inc. ("Prime") facilities are accounted for as direct financing leases and leases on 13 of our Prospect facilities and five of our Ernest facilities are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Minimum lease payments receivable	$1,160,820	$1,183,855
Estimated residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(893,158)	(918,584)
Net investment in direct financing leases	471,480	469,089
Other financing leases (net of allowance for credit loss)	1,605,333	1,584,238
Total investment in financing leases	$2,076,813	$2,053,327

COVID-19 Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for a few tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $15.7 million as of June 30, 2022, to be paid over specified periods in the future with interest.

Halsen Healthcare

On September 30, 2019, we acquired the real estate of Watsonville Community Hospital in Watsonville, California for $40 million, which was then leased to Halsen Healthcare. In addition, we made a working capital loan to Halsen Healthcare. The hospital operator faced significant financial challenges over a two-year period that were worsened by revenue losses during the COVID-19 pandemic. During this time, we increased the loan in an effort to support the operator of this facility, allowing it to continue serving the community's needs. On December 5, 2021, Halsen Healthcare filed Chapter 11 bankruptcy in order to reorganize, while keeping the hospital open. As such, we have a credit loss reserve against the estimated uncollectible portion of the loan and have written off approximately $2.5 million of billed and straight-line rent receivables.

On February 23, 2022, the bankruptcy court approved the Pajaro Valley Healthcare District's bid to purchase the operations of the Watsonville Community Hospital and lease the real estate from us. Although there are certain hurdles still to be met, this transaction is progressing and expected to close during the third quarter of 2022. At June 30, 2022, we believe our current investment in the Watsonville property, representing less than 0.3% of total assets, is fully recoverable, but no assurances can be given that we will not have any further write-offs or impairments in future periods.

Other Leasing Activities

Prime has certain rights to repurchase from us during the third quarter the real estate associated with two master leases representing approximately $300 million of net book value at June 30, 2022. If this repurchase closes, we expect to receive cash proceeds approximating $370 million and recognize a gain, net of any straight-line rent write-offs.

At June 30, 2022, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing less than 0.3% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant termination fee in 2019.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such fee simple real estate. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate and share control over the assets through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are structured similarly and carry a similar risk profile to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	As of June 30, 2022	As of December 31, 2021
Median Kliniken S.á.r.l ("MEDIAN")	$477,509	$517,648
Swiss Medical Network	434,323	476,193
Steward (Macquarie Transaction)	408,681	—
Policlinico di Monza	82,548	95,468
HM Hospitales	57,312	63,618
Total	$1,460,373	$1,152,927

See "New Investments" section in this same Note 3 for a discussion of the Macquarie Transaction. Through the first half of 2022, we earned approximately $50 million of dividends from these real estate joint ventures, including approximately $27 million of annual dividends from our joint venture in Switzerland.

Investments in Unconsolidated Operating Entities

Our investments in unconsolidated operating entities are noncontrolling investments that are typically made in conjunction with larger real estate transactions in which the operators are vetted as part of our overall underwriting process. In many cases, we would not be able to acquire the larger real estate portfolio without such investments in operators. These investments also offer the opportunity to enhance our overall return and provide for certain minority rights and protections.

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of June 30, 2022	As of December 31, 2021
Steward (loan investment)	$362,821	$360,164
International joint venture	231,402	219,387
Springstone	196,768	187,450
Priory	156,389	42,315
Swiss Medical Network	152,128	159,208
Steward (equity investment)	139,000	139,000
Prospect	112,772	112,283
Aevis Victoria SA ("Aevis")	72,590	61,271
Aspris Children's Services ("Aspris")	16,040	8,356
Total	$1,439,910	$1,289,434

The increase during the 2022 first half is primarily due to our investment in the Priory syndicated term loan as described under "New Investments" in this Note 3.

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded a $9.0 million favorable non-cash fair value adjustment during the first half of 2022; whereas, this was a $1.9 million favorable non-cash fair value adjustment for the same period of 2021. We also earned $2.0 million of dividend income during the first half of 2022.

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first half of 2021, which was accounted for as a return of capital.

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

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Balance at beginning of the period	$53,933	$8,722
Provision (recovery) for credit loss	1,345	(939)
Expected credit losses related to financial instruments sold or repaid	(28)	—
Balance at end of the period	$55,250	$7,783

	For the Six Months Ended June 30,
	2022	2021
Balance at beginning of the year	$48,527	$8,726
Provision (recovery) for credit loss	6,757	(939)
Expected credit losses related to financial instruments sold or repaid	(34)	(4)
Balance at end of the period	$55,250	$7,783

Other Investment Activities

In the 2022 second quarter, we loaned $150 million to Steward pursuant to a five-year secured loan. The loan bears interest at a current market rate (comparable to recent lease rates) plus a component of additional interest upon repayment. The loan is prepayable without penalty and is mandatorily prepayable upon certain sales of Steward assets and operations.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators:

1)
Facility concentration – At June 30, 2022, our largest single property represented approximately 2.8% of our total assets, similar to December 31, 2021.
2)
Operator concentration – For the three and six months ended June 30, 2022 and 2021, revenue from Steward, Circle Health Ltd. ("Circle"), and Prospect individually represented more than 10% of our total revenues.

At June 30, 2022, the assets leased under triple-net leases to Steward (our largest tenant), including our share of assets leased through the MAM partnership discussed above, represented less than 20% of our total assets.

3)
Geographic concentration – At June 30, 2022, investments in the U.S., Europe, Australia, and South America represented approximately 63%, 31%, 5%, and 1%, respectively, of our total assets compared to 64%, 30%, 5%, and 1%, respectively, of our total assets at December 31, 2021.
4)
Facility type concentration – For the three and six months ended June 30, 2022, approximately 77% of our revenues were generated from our general acute care facilities, while revenues from our behavioral and rehabilitation facilities made up 13% and 7%, respectively. Freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 3%. In comparison, general acute care and rehabilitation facilities made up 80% and 10%, respectively, of our total revenues for the three and six months ended June 30, 2021. Revenues from our behavioral health, freestanding ER/urgent care, and long-term acute care facilities combined to make up less than 10% of our revenues for the three and six months ended June 30, 2021.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2022	As of December 31, 2021
Revolving credit facility(A)	$920,245	$730,000
Interim credit facility	—	869,606
Term loan	200,000	200,000
British pound sterling term loan(B)	852,460	947,240
Australian term loan facility(B)	828,360	871,560
2.550% Senior Unsecured Notes due 2023(B)	487,120	541,280
3.325% Senior Unsecured Notes due 2025(B)	524,200	568,500
0.993% Senior Unsecured Notes due 2026(B)	524,200	568,500
2.500% Senior Unsecured Notes due 2026(B)	608,900	676,600
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	730,680	811,920
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	426,230	473,620
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,202,395	$11,358,826
Debt issue costs and discount, net	(63,621)	(76,056)
	$10,138,774	$11,282,770

(A)
Includes €253 million of Euro-denominated borrowings that reflect the exchange rate at June 30, 2022.
(B)
Non-U.S. dollar denominated debt reflects the exchange rate at June 30, 2022 and December 31, 2021.

As of June 30, 2022, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2022	$—
2023	487,120
2024	828,360
2025	1,376,660
2026	2,553,345
Thereafter	4,956,910
Total	$10,202,395

2022 Activity

On May 6, 2022, we received commitments from certain of our credit facility syndicate members to increase the amount of our revolving credit facility by $500 million by exercising the accordion feature of our unsecured credit facility ("Credit Facility"). Additionally, our revolver and U.S. dollar term loan were modified with SOFR as a replacement reference rate to U.S. dollar LIBOR. With the closing of the accordion, our Credit Facility includes a $1.8 billion unsecured revolving loan facility and a $200 million unsecured term loan facility.

On June 29, 2022, we amended our Credit Facility. The amendment extended the maturity date of our revolving facility to June 30, 2026 with our option to extend for an additional 12 months. The maturity date of our $200 million unsecured term loan facility was extended to June 30, 2027. Additionally, we may request incremental term loan and/or revolving loan commitments in an aggregate amount not to exceed $1 billion, such that the aggregate amount of revolving commitments and term loans does not exceed $3 billion.

In addition to extending the maturity date and increasing the incremental borrowing capacity, the amendment improved interest rate spreads for both facilities. Under the amended Credit Facility and at our election, loans may be made as either ABR Loans or Term Benchmark Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.70% based on current credit rating. The applicable margin for term loans that are Term Benchmark Loans is adjustable on a sliding scale from 0.875% to 1.70% based on current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.50% based on current credit rating. The applicable margin for revolving loans that are Term Benchmark Loans or RFR Loans is adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee is adjustable on a sliding scale from 0.125% to 0.30% (currently 0.25%) based on current credit rating and is payable on the revolving loan facility.

On March 15, 2022, we paid off and terminated our $1 billion interim credit facility that was entered into on July 27, 2021 ("July 2021 Interim Credit Facility") and paid down our revolving credit facility with proceeds from the Macquarie Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

2021 Activity

Interim Credit Facility

On January 15, 2021, we entered into a $900 million interim credit facility (“January 2021 Interim Credit Facility”), of which we borrowed £500 million to partially fund the Priory Group Transaction. We paid off and terminated this facility on March 26, 2021 with proceeds from the issuance of the 2.500% Senior Unsecured Notes due 2026 and the 3.375% Senior Unsecured Notes due 2030.

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

We used proceeds from the £850 million senior unsecured notes offering to pay off the January 2021 Interim Credit Facility and reduce our revolving facility by approximately £340 million on March 26, 2021.

Debt Refinancing and Unutilized Financing Costs

2022 Activity

With proceeds from the Macquarie Transaction on March 14, 2022, we fully paid off our July 2021 Interim Credit Facility. As a result, we incurred $8.8 million of debt refinancing costs. We also incurred approximately $0.6 million of debt refinancing costs in the 2022 second quarter due to the amendment of our Credit Facility on June 29, 2022.

2021 Activity

With the termination of our January 2021 Interim Credit Facility and other debt activity, we incurred approximately $2.3 million of debt refinancing costs in the first half of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2022, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2022, we were in compliance with all such financial and operating covenants.

5. Income Taxes

During the 2021 second quarter, the United Kingdom enacted an increase in its corporate income tax rates from 19% to 25% effective April 1, 2023, which resulted in higher tax expense, from adjusting our net deferred tax liabilities, of approximately $43 million.

6. Common Stock/Partners’ Capital

Medical Properties Trust, Inc.

On January 11, 2021, we completed an underwritten public offering of 36.8 million shares of our common stock, resulting in net proceeds of approximately $711 million, after deducting underwriting discounts and commissions and offering expenses.

In addition, we sold 8.8 million shares of common stock under our at-the-market equity offering program during the first half of 2021, resulting in net proceeds of approximately $189 million.

MPT Operating Partnership, L.P.

At June 30, 2022, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership. During the six months ended June 30, 2021, the Operating Partnership issued approximately 45.6 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

7. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the recent amendment increased the number of shares of common stock registered and reserved for stock awards by 16 million to 28.9 million. As of June 30, 2022 (and adjusted for the August 8, 2022 registration), 19.2 million shares remain available for future stock awards. Share-based compensation expense totaled $21.9 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2022			As of December 31, 2021
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$94,206		$94,296	$56,229		$56,564
Loans(2)	1,319,002	(1)	1,312,882	991,609	(1)	991,954
Debt, net	(10,138,774)		(9,201,093)	(11,282,770)		(11,526,388)

(1)
Includes $159.0 million and $70.1 million of mortgage loans, a $309.4 million and $335.6 million shareholder loan included in investments in unconsolidated real estate joint ventures, $639.5 million and $521.4 million of loans that are part of our investments in unconsolidated operating entities, and $211.1 million and $64.5 million of other loans at June 30, 2022 and December 31, 2021, respectively.
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

At June 30, 2022 and December 31, 2021, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2022		As of December 31, 2021
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$155,661	$155,661	$143,068	$143,068	Mortgage loans
Equity investment and other loans	430,944	438,278	409,638	409,638	Investments in unconsolidated operating entities/Other loans

Our loans to Springstone and the international joint venture and its subsidiaries are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of each loan. Our equity investment in Springstone and the international joint venture is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount (“DLOM”). In regards to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first half of 2022, we recorded an unfavorable fair value adjustment to our investments. No fair value adjustment was recorded in the first half of 2021.

The DLOM on our Springstone equity investment was 40% at June 30, 2022. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(41)
- 100 basis points	41

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021
Numerator:
Net income	$190,064	$114,821
Non-controlling interests’ share in net income	(467)	(256)
Participating securities’ share in earnings	(345)	(390)
Net income, less participating securities’ share in earnings	$189,252	$114,175
Denominator:
Basic weighted-average common shares	598,827	587,514
Dilutive potential common shares	199	1,539
Diluted weighted-average common shares	599,026	589,053

	For the Six Months Ended June 30,
	2022	2021
Numerator:
Net income	$822,011	$278,701
Non-controlling interests’ share in net income	(733)	(353)
Participating securities’ share in earnings	(747)	(760)
Net income, less participating securities’ share in earnings	$820,531	$277,588
Denominator:
Basic weighted-average common shares	598,751	581,877
Dilutive potential common shares	228	1,420
Diluted weighted-average common shares	598,979	583,297

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021
Numerator:
Net income	$190,064	$114,821
Non-controlling interests’ share in net income	(467)	(256)
Participating securities’ share in earnings	(345)	(390)
Net income, less participating securities’ share in earnings	$189,252	$114,175
Denominator:
Basic weighted-average units	598,827	587,514
Dilutive potential units	199	1,539
Diluted weighted-average units	599,026	589,053

	For the Six Months Ended June 30,
	2022	2021
Numerator:
Net income	$822,011	$278,701
Non-controlling interests’ share in net income	(733)	(353)
Participating securities’ share in earnings	(747)	(760)
Net income, less participating securities’ share in earnings	$820,531	$277,588
Denominator:
Basic weighted-average units	598,751	581,877
Dilutive potential units	228	1,420
Diluted weighted-average units	598,979	583,297

10. Commitments and Contingencies

Commitments

As disclosed in previous filings, we entered into a definitive agreement that would result in the leasing of five general acute care hospitals located in Utah to HCA Healthcare ("HCA") if the agreement by HCA to purchase the operations of these five facilities from Steward occurred. This agreement was terminated in June 2022 following a regulatory ruling, and these five hospitals will continue to be leased to Steward.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

11. Subsequent Events

On July 29, 2022, we acquired a general acute care facility in Colombia for $26 million. This hospital is leased to Fundación Cardiovascular de Colombia pursuant to a long-term lease with inflation-based escalators.

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
•
the risk that a condition to closing under the agreements governing any or all of our pending transactions that have not closed as of the date hereof may not be satisfied;
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

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions (such as the impact of the COVID-19 pandemic, rising inflation, etc.) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provide us with early indications of conditions that could affect the level of risk in our portfolio.

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

Certain business factors, in addition to those described above that may directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2022, there were no material changes to these policies.

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

At June 30, 2022, our portfolio consisted of 447 properties leased or loaned to 54 operators, of which six are under development and four are in the form of mortgage loans. We manage our business as a single business segment.

At June 30, 2022, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2022	% of Total	As of December 31, 2021	% of Total
Real estate assets - at cost	$16,088,175	81.5%	$17,425,765	84.9%
Accumulated real estate depreciation and amortization	(1,109,592)	-5.6%	(993,100)	-4.8%
Cash and cash equivalents	257,269	1.3%	459,227	2.2%
Investments in unconsolidated real estate joint ventures	1,460,373	7.4%	1,152,927	5.6%
Investments in unconsolidated operating entities	1,439,910	7.3%	1,289,434	6.3%
Other	1,606,949	8.1%	1,185,548	5.8%
Total assets	$19,743,084	100.0%	$20,519,801	100.0%

Additional Concentration Details

On a pro forma gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of June 30, 2022 as compared to December 31, 2021 is as follows (dollars in thousands):

Total Pro Forma Gross Assets by Operator

	As of June 30, 2022		As of December 31, 2021
Operators	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Steward
Florida market	$1,377,996	6.2%	$1,304,353	5.8%
Utah market(1)	1,310,776	5.9%	1,310,645	5.9%
Massachusetts market	1,152,118	5.1%	1,145,493	5.1%
Texas/Arkansas/Louisiana market	1,115,557	5.0%	1,112,664	5.0%
Arizona market	352,325	1.6%	330,880	1.5%
Ohio/Pennsylvania market	138,345	0.6%	138,274	0.6%
Circle	2,228,804	10.0%	2,481,001	11.1%
Prospect	1,751,440	7.9%	1,631,691	7.3%
Swiss Medical Network	1,272,123	5.7%	1,300,431	5.8%
MEDIAN	1,079,940	4.8%	1,165,927	5.2%
Other operators	9,263,644	41.6%	9,487,405	42.6%
Other assets	1,241,351	5.6%	920,573	4.1%
Total	$22,284,419	100.0%	$22,329,337	100.0%
(1)
See Note 10 to Item 1 of this Form 10-Q for additional information about this market.

Total Pro Forma Gross Assets by U.S. State and Country

	As of June 30, 2022		As of December 31, 2021
U.S. States and Other Countries	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets	Total Pro Forma Gross Assets	Percentage of Total Pro Forma Gross Assets
Texas	$2,090,829	9.4%	$2,158,797	9.7%
California	1,753,744	7.9%	1,650,038	7.4%
Florida	1,377,996	6.2%	1,304,353	5.8%
Utah	1,346,356	6.0%	1,346,372	6.0%
Massachusetts	1,157,518	5.2%	1,150,893	5.3%
All other states	5,088,441	22.8%	5,117,756	22.9%
Other domestic assets	875,487	3.9%	692,280	3.1%
Total U.S.	$13,690,371	61.4%	$13,420,489	60.2%
United Kingdom	$4,041,683	18.1%	$4,492,918	20.1%
Switzerland	1,272,123	5.7%	1,300,431	5.8%
Germany	1,164,361	5.2%	1,257,482	5.6%
Australia	916,603	4.1%	1,043,399	4.7%
Spain	323,935	1.5%	264,965	1.2%
All other countries	509,479	2.3%	321,360	1.4%
Other international assets	365,864	1.7%	228,293	1.0%
Total international	$8,594,048	38.6%	$8,908,848	39.8%
Grand total	$22,284,419	100.0%	$22,329,337	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total pro forma gross assets as of June 30, 2022.

On an adjusted revenues basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended June 30, 2022 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenues by Operator

	For the Three Months Ended June 30,
	2022		2021
Operators	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
Steward
Utah market	$35,808	8.0%	$32,693	7.9%
Florida market	28,263	6.3%	6,211	1.5%
Massachusetts market	27,012	6.0%	37,903	9.1%
Texas/Arkansas/Louisiana market	21,103	4.7%	25,240	6.1%
Arizona market	9,185	2.0%	8,532	2.0%
Ohio/Pennsylvania market	3,698	0.8%	3,799	0.9%
Circle	47,539	10.6%	53,584	12.9%
Prospect	42,364	9.4%	41,197	9.9%
Prime	30,131	6.7%	29,541	7.1%
MEDIAN	21,728	4.8%	24,158	5.8%
Other operators	182,337	40.7%	152,572	36.8%
Total	$449,168	100.0%	$415,430	100.0%

Total Adjusted Revenues by U.S. State and Country

	For the Three Months Ended June 30,
	2022		2021
U.S. States and Other Countries	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
California	$48,109	10.7%	$38,305	9.2%
Texas	41,310	9.2%	41,868	10.1%
Utah	36,795	8.2%	33,701	8.1%
Florida	28,263	6.3%	6,786	1.6%
Massachusetts	27,175	6.0%	38,062	9.2%
All other states	125,128	27.9%	111,546	26.9%
Total U.S.	$306,780	68.3%	$270,268	65.1%
United Kingdom	$79,415	17.7%	$82,430	19.8%
Germany	23,642	5.3%	26,271	6.3%
All other countries	39,331	8.7%	36,461	8.8%
Total international	$142,388	31.7%	$145,162	34.9%
Grand total	$449,168	100.0%	$415,430	100.0%

Total Adjusted Revenues by Facility Type

	For the Three Months Ended June 30,
	2022		2021
Facility Types	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
General acute care hospitals	$339,106	75.5%	$330,603	79.6%
Behavioral health facilities	51,763	11.5%	25,155	6.0%
Inpatient rehabilitation facilities	44,201	9.8%	45,711	11.0%
Long-term acute care hospitals	8,270	1.9%	8,302	2.0%
Freestanding ER/urgent care facilities	5,828	1.3%	5,659	1.4%
Total	$449,168	100.0%	$415,430	100.0%

Results of Operations

Three Months Ended June 30, 2022 Compared to June 30, 2021

Net income for the three months ended June 30, 2022, was $189.6 million compared to $114.6 million for the three months ended June 30, 2021. This 65% increase in net income is primarily due to incremental revenue from new investments made in the second half of 2021 and first half of 2022, gains on the sale of two facilities in the 2022 second quarter, increased earnings from equity interests, and reduced income tax expense due to the unfavorable adjustment in the 2021 second quarter to recognize an increase in the United Kingdom corporate income tax rate, partially offset by higher depreciation expense and general and administrative costs. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), was $274.7 million for the 2022 second quarter, or $0.46 per diluted share, as compared to $250.5 million, or $0.43 per diluted share, for the 2021 second quarter. This nearly 10% increase in Normalized FFO is primarily due to incremental revenue from new investments made in 2021 and the first half of 2022.

A comparison of revenues for the three month periods ended June 30, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022	% of Total	2021	% of Total	Year over Year Change
Rent billed	$241,209	60.3%	$216,870	56.8%	11.2%
Straight-line rent	58,518	14.6%	55,465	14.5%	5.5%
Income from financing leases	51,873	13.0%	50,337	13.2%	3.1%
Interest and other income	48,626	12.1%	59,120	15.5%	-17.8%
Total revenues	$400,226	100.0%	$381,792	100.0%	4.8%

Our total revenues for the 2022 second quarter are up $18.4 million, or 5%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $27.4 million over the prior year of which approximately $67.6 million is incremental revenue from acquisitions made in 2021 (including approximately $18.0 million each from Springstone and the South Florida properties leased to Steward, along with $16.0 million from the Priory Group Transaction as described in Note 3 to the condensed consolidated financial statements) and early 2022 (primarily our Finland acquisition). In addition, rent revenues are up approximately $5 million quarter-over-quarter from increases in CPI above the contractual minimum escalations in our leases, $0.8 million from capital additions in 2022, and $1.4 million from the commencement of rent on a development property in the first quarter of 2022. This increase is partially offset by approximately $39.2 million of lower revenues from disposals in 2021 and early 2022 (including a $30.5 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements and $1.8 million of straight-line rent write-offs associated with non-Macquarie Transaction disposals in the second quarter of 2022) and $8.0 million of unfavorable foreign currency fluctuations.

•
Income from financing leases – up $1.5 million as 2022 annual rent escalations exceeded lease contractual minimums due to the increase in CPI.
•
Interest and other income – down $10.5 million from the prior year due to the following:
o
Interest from loans – down $13.3 million over the prior year due to $17.3 million of less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3, lower revenues from other loans that were paid off since the second quarter of 2021, and $2.7 million of unfavorable foreign currency fluctuations. This decrease is partially offset by $7.4 million of incremental revenue earned on new investments including Springstone in the 2021 fourth quarter and the Priory syndicated loan in February 2022 and $0.2 million of income from annual escalations due to increases in CPI.
o
Other income – up $2.8 million from the prior year as we received more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the quarters ended June 30, 2022 and 2021 totaled $87.7 million and $92.3 million, respectively. This decrease is related to lowering the interest rate on our €500 million senior unsecured notes tranche in October 2021 from 4.000% to 0.993% and foreign currency fluctuations. Our weighted-average interest rate of 3.3% for the quarter ended June 30, 2022 is lower than the 3.5% in the same period in 2021.

Real estate depreciation and amortization during the second quarter of 2022 increased to $84.3 million from $76.4 million in 2021 due to new investments made after June 30, 2021, partially offset by foreign currency fluctuations.

Property-related expenses totaled $21.1 million and $18.7 million for the quarters ended June 30, 2022 and 2021, respectively. Of the property expenses in the second quarter of 2022 and 2021, approximately $18.3 million and $15.5 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 9.7% for the 2022 second quarter, slightly higher than 9.0% in the prior year. On a dollar basis, general and administrative expenses totaled $38.9 million for the 2022 second quarter, which is a $4.3 million increase from the prior year second quarter. This increase is in line with our continued improvements in ESG, including further board diversification, increased charitable giving, and additional benefits to our employees, along with higher professional fees. These higher expenses were partially offset by a reduction in stock compensation expense by approximately $2 million related to adjusting our expectation from maximum payout to target payout on certain performance awards.

During the three months ended June 30, 2022, we disposed of two facilities resulting in a net gain of $16.4 million. During the three months ended June 30, 2021, we sold four facilities resulting in a net loss of $1.4 million.

Earnings from equity interests was $14.8 million for the quarter ended June 30, 2022, up $7.4 million from the same period in 2021, primarily due to $5.3 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022 and $2.0 million of dividend income we received in the second quarter of 2022 from our Aevis investment (see Note 3 to the condensed consolidated financial statements for more detail). Earnings from our other real estate joint ventures were up quarter-over-quarter as well, which offset the loss of equity interest income from the remaining 50% interest of the IMED joint venture that we acquired during December 2021 and the impact from foreign currency fluctuations.

Debt refinancing and unutilized financing costs were $0.6 million for the quarter ended June 30, 2022 as a result of costs incurred related to the amendment of our Credit Facility in the second quarter of 2022 (see Note 4 to the condensed consolidated financial statements for more detail).

In the second quarter of 2022, we recorded a favorable non-cash fair value adjustment of $1.0 million on our investment in Aevis compared to a $2.1 million unfavorable adjustment for the same period in 2021.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.7 million income tax expense for the three months ended June 30, 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia. In comparison, we incurred $50.2 million in income tax expense in the second quarter of 2021, including an adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25%.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $76.7 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income tax expense in future periods as income is earned.

Six Months Ended June 30, 2022 Compared to June 30, 2021

Net income for the six months ended June 30, 2022, was $821.3 million compared to $278.3 million for the six months ended June 30, 2021. This 195% increase in net income is primarily due to the gain on sale of real estate in the 2022 first quarter from the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements, incremental revenue from new investments, and lower tax expense due to the unfavorable adjustment in the 2021 second quarter to recognize an increase in the United Kingdom corporate income tax rate, partially offset by higher depreciation expense and general and administrative costs. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), was $557.2 million for the first six months of 2022, or $0.93 per diluted share, as compared to $494.5 million, or $0.85 per diluted share, for the first six months of 2021. This 13% increase in Normalized FFO is primarily due to incremental revenue from new investments made in 2021 and the first half of 2022.

A comparison of revenues for the six month periods ended June 30, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022	% of Total	2021	% of Total	Year over Year Change
Rent billed	$504,611	62.3%	$430,214	57.8%	17.3%
Straight-line rent	119,562	14.8%	110,338	14.8%	8.4%
Income from financing leases	103,649	12.8%	101,231	13.6%	2.4%
Interest and other income	82,204	10.1%	102,774	13.8%	-20.0%
Total revenues	$810,026	100.0%	$744,557	100.0%	8.8%

Our total revenues for the first six months of 2022 are up $65.5 million, or 9%, over the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $83.6 million over the prior year of which approximately $135 million is incremental revenue from acquisitions made in 2021 (including approximately $35 million each from Springstone and the South Florida properties leased to Steward, along with $34 million from the Priory Group Transaction as described in Note 3 to the condensed consolidated financial statements) and the first half of 2022 (primarily our Finland acquisition). In addition, rent revenues are up approximately $11 million period-over-period from increases in CPI above the contractual minimum escalations in our leases, $1.0 million from capital additions in 2022, and $1.8 million from the commencement of rent on a development property in the first quarter of 2022. This increase is partially offset by approximately $54.5 million of lower revenues from disposals in 2021 and the first half of 2022 (including a $34.6 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements and $6.3 million of straight-line rent write-offs associated with non-Macquarie Transaction disposals in the first half of 2022) and $10.9 million of unfavorable foreign currency fluctuations.
•
Income from financing leases – up $2.4 million as 2022 annual rent escalations exceeded lease contractual minimums due to the increase in CPI.
•
Interest and other income – down $20.6 million from the prior year due to the following:
o
Interest from loans – down $26.2 million over the prior year due to approximately $33 million of less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3, lower revenues from other loans that were paid off since June 2021, and $3.6 million of unfavorable foreign currency fluctuations. This decrease is partially offset by $12.9 million of incremental revenue earned on new investments including Springstone in the 2021 fourth quarter and the Priory syndicated loan in February 2022 and higher income from annual escalations due to increases in CPI.
o
Other income – up $5.6 million from the prior year as we received more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the six months ended June 30, 2022 and 2021 totaled $178.9 million and $179.3 million, respectively. This decrease is related to lowering the interest rate on our €500 million senior unsecured notes tranche in October 2021 from 4.000% to 0.993% and foreign currency fluctuations. Overall, our weighted-average interest rate of 3.2% for the six months ended June 30, 2022 is lower than the 3.4% in the same period in 2021.

Real estate depreciation and amortization during the first six months of 2022 increased to $169.7 million from $152.0 million in the same period of 2021 due to new investments made after June 30, 2021, partially offset by foreign currency fluctuations.

Property-related expenses totaled $29.7 million and $24.1 million for the six months ended June 30, 2022 and 2021, respectively. Of the property expenses in the first six months of 2022 and 2021, approximately $24.6 million and $19.0 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 9.9% for the first six months of 2022, slightly higher than 9.5% in the prior year. On a dollar basis, general and administrative expenses totaled $80.3 million for the first six months of 2022, which is a $9.7 million increase from the same period in 2021. This increase reflects continued ESG efforts in additional charitable giving, further board diversification, and additional benefits to our employees, along with higher professional expenses. Compensation expense was slightly lower overall compared to 2021 as the cost of additional non-executives headcount and benefits were more than offset by a reduction in stock compensation expense by $2 million from adjusting our payout expectations on certain performance awards.

During the six months ended June 30, 2022, we completed the partnership with MAM in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of four other facilities and two ancillary properties resulting in a net gain of $31 million. During the six months ended June 30, 2021, we sold five facilities and one ancillary property resulting in a net loss of $0.4 million.

Earnings from equity interests was $22.1 million for the six months ended June 30, 2022, up $7.7 million from the same period in 2021, primarily due to $6.5 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022 and $2.0 million of dividend income we received in the second quarter of 2022 from our Aevis investment (see Note 3 to the condensed consolidated financial statements for more detail). Earnings from our other real estate joint ventures were up compared to last year as well, which partially offset the loss of equity interest income from the remaining 50% interest of the IMED joint venture that we acquired during December 2021 and the impact from foreign currency fluctuations.

Debt refinancing and unutilized financing costs were $9.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. The costs incurred in 2022 were a result of the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility in the second quarter of 2022 (see Note 4 to the condensed consolidated financial statements for more detail). The costs incurred in 2021 were primarily the result of the early termination of our $900 million interim credit facility (see Note 4 to the condensed consolidated financial statements for more detail).

In the first six months of 2022, we recorded a favorable non-cash fair value adjustment of $9.0 million on our investment in Aevis and other investments marked to fair value compared to a $1.9 million favorable adjustment for the same period in 2021.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $22.0 million income tax expense for the six months ended June 30, 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia. In comparison, we incurred $58.5 million in income tax expense in the same period of 2021, including an adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25%.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $76.7 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021 (amounts in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FFO information:
Net income attributable to MPT common stockholders	$189,597	$114,565	$821,278	$278,348
Participating securities’ share in earnings	(345)	(390)	(747)	(760)
Net income, less participating securities’ share in earnings	$189,252	$114,175	$820,531	$277,588
Depreciation and amortization	101,976	90,061	201,435	178,597
(Gain) loss on sale of real estate and other, net	(16,355)	1,387	(467,993)	398
Funds from operations	$274,873	$205,623	$553,973	$456,583
Write-off (recovery) of straight-line rent and other	977	(13)	3,581	(5,251)
Non-cash fair value adjustments	(943)	2,121	(8,966)	(1,944)
Tax rate changes	(825)	42,746	(825)	42,746
Debt refinancing and unutilized financing costs	619	70	9,435	2,339
Normalized funds from operations	$274,701	$250,547	$557,198	$494,473
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.32	$0.19	$1.37	$0.48
Depreciation and amortization	0.17	0.16	0.33	0.30
(Gain) loss on sale of real estate and other, net	(0.03)	—	(0.78)	—
Funds from operations	$0.46	$0.35	$0.92	$0.78
Write-off (recovery) of straight-line rent and other	—	—	—	—
Non-cash fair value adjustments	—	—	(0.01)	—
Tax rate changes	—	0.08	—	0.07
Debt refinancing and unutilized financing costs	—	—	0.02	—
Normalized funds from operations	$0.46	$0.43	$0.93	$0.85

Total Pro Forma Gross Assets

Total pro forma gross assets is total assets before accumulated depreciation/amortization (adjusted for our unconsolidated joint ventures) and assumes material real estate commitments on new investments are fully funded, and assumes cash on-hand at period-end and cash generated from or to be generated from financing activities subsequent to period-end are either used in these transactions or used to reduce debt. We believe total pro forma gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our commitments close. The following table presents a reconciliation of total assets to total pro forma gross assets (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Total assets	$19,743,084	$20,519,801
Add:
Accumulated depreciation and amortization	1,109,592	993,100
Incremental gross assets of our joint ventures and other(1)	1,689,012	1,713,603
Less:
Cash on hand(2)	(257,269)	(897,167)
Total pro forma gross assets	$22,284,419	$22,329,337

(1)
Adjustment to reflect our share of our joint ventures’ gross assets and certain lease intangible assets.
(2)
Includes cash available on-hand plus cash generated from activities subsequent to period-end, if applicable, such as loan repayments, issuances of debt or equity, or dispositions.

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

	For the Three Months Ended June 30,
	2022	2021
Total revenues	$400,226	$381,792
Revenues from real estate properties owned through joint venture arrangements	48,942	33,638
Total adjusted revenues	$449,168	$415,430

LIQUIDITY AND CAPITAL RESOURCES

2022 Cash Flow Activity

During the first half of 2022, we generated approximately $344.0 million of cash flows from operating activities (which did not include approximately $27 million of dividends received early in the third quarter of 2022 related to our investments in unconsolidated real estate joint ventures), primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $350.5 million. During the first six months of 2022, we received approximately $1.8 billion of proceeds from disposals (including the Macquarie Transaction as described in Note 3 to Item 1 of this Form 10-Q). We used these proceeds, along with additional advances from our revolver, to pay off our July 2021 Interim Credit Facility, fund $0.8 billion of new acquisitions, and make other investments. We exercised the $500 million accordion feature to our revolving credit facility during the first six months of 2022 and extended the term on both the revolver and term loan portions of our Credit Facility - see Note 4 to Item 1 of this Form 10-Q for additional details.

If the Prime purchase option described in Note 3 to Item 1 of this Form 10-Q is consummated, we expect to generate approximately $370 million of proceeds.

2021 Cash Flow Activity

During the first half of 2021, we generated $365.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows, along with $11 million received from Steward as a return of capital distribution, to fund our dividends of $311.1 million and certain investment activities. In addition, we invested approximately $2.0 billion in real estate and other assets, including the £1.1 billion Priory Group Transaction in January 2021 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand generated from the $900.6 million of net proceeds from the sales of stock during the first half of 2021 and £850 million from the issuance of senior unsecured notes.

Short-term Liquidity Requirements:

At August 5, 2022, our liquidity approximates $1.1 billion. We believe this liquidity, along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects), and debt service obligations for the next twelve months (including contractual interest payments). If Prime were to exercise its purchase option on the 11 properties (as described in Note 3 to Item 1 of this Form 10-Q), we would have $370 million of additional liquidity.

Long-term Liquidity Requirements:

As of August 5, 2022, our liquidity approximates $1.1 billion. We believe that our liquidity, along with monthly cash receipts from rent and loan interest (of which 99% of such leases and mortgage loans include escalation provisions that compound annually), and regular distributions from our joint venture arrangements is sufficient to fund our operations, debt and interest obligations, our firm commitments, and dividends in order to comply with REIT requirements for the foreseeable future. If Prime were to exercise its purchase option on the 11 properties (as described in Note 3 to Item 1 of this Form 10-Q), we would have $370 million of additional liquidity.

However, in order to make additional investments, to fund debt maturities coming due in 2023 and beyond (as outlined below), or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•
strategic property sales or joint ventures;
•
sale of equity securities;
•
new bank term loans;
•
new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•
new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of August 5, 2022 are as follows (in thousands):

2022	$—
2023	482,920
2024	829,320
2025	1,354,260
2026	2,625,430
Thereafter	4,946,935
Total	$10,238,865

Contractual Commitments

We presented our contractual commitments in our 2021 Annual Report on Form 10-K and provided an update in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Except for changes to our debt as noted below, there have been no other significant changes through August 5, 2022.

The following table updates our contractual commitments schedule for these updates as of August 5, 2022 (in thousands):

Contractual Commitments	2022(1)	2023	2024	2025	2026	Thereafter	Total
Revolving credit facility	$12,214	$30,115	$30,115	$30,115	$1,027,604	$—	$1,130,163
Term loan	2,913	7,184	7,204	7,184	7,184	203,563	235,232

(1)
This column represents obligations post August 5, 2022.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2022:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2022, our outstanding debt totaled $10.1 billion, which consisted of fixed-rate debt of approximately $9.0 billion (after considering interest rate swaps in-place) and variable rate debt of $1.1 billion. If market interest rates increase by 10%, the fair value of our debt at June 30, 2022 would decrease by approximately $206.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.4 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.1 billion, the balance of such variable rate debt at June 30, 2022.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Finland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2022 operating results to-date and on an annualized basis, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$9,452	$18,516	$18,667
Euro (€)	1,967	6,100	6,168
Swiss franc (CHF)	4,796	7,042	3,597
Australian dollar (A$)	1,293	3,397	3,397
Colombian peso (COP)	1,164	1,164	1,164

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-April 30, 2022	41,141	$21.38	—	N/A

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company. MPT Operating Partnership, L.P. redeemed 41,141 units of limited partnership interest from the Company in connection with the tendered shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)***	Medical Properties Trust, Inc. Amended and Restated 2019 Equity Incentive Plan

10.2(2)

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 29, 2022, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent

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

(1) Incorporated by reference to Medical Properties Trust, Inc.'s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2022.

(2) Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on July 6, 2022.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2022