Form 10-Q
period 2022-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2022-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, Medical Properties Trust, Inc. had 598.0 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2022 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,083,292	$14,062,722
Investment in financing leases	1,965,021	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	305,504	213,211
Gross investment in real estate assets	15,353,817	17,425,765
Accumulated depreciation and amortization	(1,088,912)	(993,100)
Net investment in real estate assets	14,264,905	16,432,665
Cash and cash equivalents	299,171	459,227
Interest and rent receivables	117,555	56,229
Straight-line rent receivables	710,082	728,522
Investments in unconsolidated real estate joint ventures	1,422,010	1,152,927
Investments in unconsolidated operating entities	1,428,061	1,289,434
Other loans	200,245	67,317
Other assets	601,387	333,480
Total Assets	$19,043,416	$20,519,801
Liabilities and Equity
Liabilities
Debt, net	$9,476,144	$11,282,770
Accounts payable and accrued expenses	569,017	607,792
Deferred revenue	18,569	25,563
Obligations to tenants and other lease liabilities	146,438	158,005
Total Liabilities	10,210,168	12,074,130
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,983 shares at September 30, 2022 and 596,748 shares at December 31, 2021	599	597
Additional paid-in capital	8,537,145	8,564,009
Retained earnings (deficit)	433,339	(87,691)
Accumulated other comprehensive loss	(139,301)	(36,727)
Total Medical Properties Trust, Inc. stockholders’ equity	8,831,782	8,440,188
Non-controlling interests	1,466	5,483
Total Equity	8,833,248	8,445,671
Total Liabilities and Equity	$19,043,416	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Rent billed	$232,418	$242,211	$737,029	$672,425
Straight-line rent	26,552	64,637	146,114	174,975
Income from financing leases	51,011	50,667	154,660	151,898
Interest and other income	42,358	33,264	124,562	136,038
Total revenues	352,339	390,779	1,162,365	1,135,336
Expenses
Interest	88,076	94,132	266,989	273,409
Real estate depreciation and amortization	81,873	85,039	251,523	237,050
Property-related	8,265	7,128	37,998	31,265
General and administrative	37,319	36,694	117,601	107,312
Total expenses	215,533	222,993	674,111	649,036
Other income (expense)
Gain on sale of real estate and other, net	68,795	9,294	536,788	8,896
Earnings from equity interests	11,483	7,193	33,606	21,633
Debt refinancing and unutilized financing costs	(17)	—	(9,452)	(2,339)
Other (including fair value adjustments on securities)	23,532	(2,276)	35,450	4,747
Total other income	103,793	14,211	596,392	32,937

Income before income tax	240,599	181,997	1,084,646	519,237
Income tax expense	(18,579)	(10,602)	(40,615)	(69,141)

Net income	222,020	171,395	1,044,031	450,096
Net income attributable to non-controlling interests	(227)	(258)	(960)	(611)
Net income attributable to MPT common stockholders	$221,793	$171,137	$1,043,071	$449,485

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.37	$0.29	$1.74	$0.76

Weighted average shares outstanding — basic	598,980	595,119	598,828	586,291
Weighted average shares outstanding — diluted	599,339	597,320	599,099	587,971

Dividends declared per common share	$0.29	$0.28	$0.87	$0.84

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$222,020	$171,395	$1,044,031	$450,096
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	52,975	8,847	123,827	28,558
Foreign currency translation loss	(108,845)	(25,191)	(226,401)	(47,077)
Total comprehensive income	166,150	155,051	941,457	431,577
Comprehensive income attributable to non-controlling interests	(227)	(258)	(960)	(611)
Comprehensive income attributable to MPT common stockholders	$165,923	$154,793	$940,497	$430,966

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Issuance of non-controlling interest	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359
Net income	—	—	—	—	—	189,597	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	—	—	(104,341)	—	(104,341)
Stock vesting and amortization of stock-based compensation	—	—	204	—	10,108	—	—	—	10,108
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(880)	—	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(335)	(335)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,024)	—	—	(174,024)
Balance at June 30, 2022	—	$—	598,839	$599	$8,557,120	$385,545	$(83,431)	$6,038	$8,865,871
Net income	—	—	—	—	—	221,793	—	227	222,020
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,975	—	52,975
Foreign currency translation loss	—	—	—	—	—	—	(108,845)	—	(108,845)
Stock vesting and amortization of stock-based compensation	—	—	185	—	11,089	—	—	—	11,089
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(636)	—	—	—	(636)
Acquisition of non-controlling interest	—	—	—	—	(30,428)	—	—	(4,594)	(35,022)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(205)	(205)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,999)	—	—	(173,999)
Balance at September 30, 2022	—	$—	598,983	$599	$8,537,145	$433,339	$(139,301)	$1,466	$8,833,248

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,353	$541	$7,460,726	$(71,411)	$(51,324)	$5,325	$7,343,857
Net income	—	—	—	—	—	163,783	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	—	—	(30,900)	—	(30,900)
Stock vesting and amortization of stock-based compensation	—	—	1,741	2	12,262	—	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	—	—	39,949	40	779,201	—	—	—	779,241
Dividends declared ($0.28 per common share)	—	—	—	—	—	(163,443)	—	—	(163,443)
Balance at March 31, 2021	—	$—	583,043	$583	$8,252,189	$(71,071)	$(66,720)	$5,229	$8,120,210
Net income	—	—	—	—	—	114,565	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	—	—	9,014	—	9,014
Stock vesting and amortization of stock-based compensation	—	—	176	—	12,771	—	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	—	—	5,679	6	121,327	—	—	—	121,333
Dividends declared ($0.28 per common share)	—	—	—	—	—	(165,133)	—	—	(165,133)
Balance at June 30, 2021	—	$—	588,898	$589	$8,386,287	$(121,639)	$(53,499)	$5,343	$8,217,081
Net income	—	—	—	—	—	171,137	—	258	171,395
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	8,847	—	8,847
Foreign currency translation loss	—	—	—	—	—	—	(25,191)	—	(25,191)
Stock vesting and amortization of stock-based compensation	—	—	218	—	13,555	—	—	—	13,555
Distributions to non-controlling interests	—	—	—	—	—	—	—	(202)	(202)
Proceeds from offering (net of offering costs)	—	—	6,963	7	140,473	—	—	—	140,480
Dividends declared ($0.28 per common share)	—	—	—	—	—	(167,231)	—	—	(167,231)
Balance at September 30, 2021	—	$—	596,079	$596	$8,540,315	$(117,733)	$(69,843)	$5,399	$8,358,734

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$1,044,031	$450,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,717	246,117
Amortization of deferred financing costs and debt discount	13,123	12,079
Straight-line rent revenue and other	(214,435)	(208,756)
Share-based compensation	33,001	38,590
Gain on sale of real estate and other, net	(536,788)	(8,896)
Straight-line rent and other write-off (recovery)	28,411	(1,601)
Debt refinancing and unutilized financing costs	9,452	2,339
Tax rate changes	(825)	42,746
Other adjustments	(2,137)	15,468
Changes in:
Interest and rent receivables	(68,929)	(19,150)
Other assets	(7,551)	516
Accounts payable and accrued expenses	8,030	25,527
Deferred revenue	(8,185)	(17,588)
Net cash provided by operating activities	557,915	577,487
Investing activities
Cash paid for acquisitions and other related investments	(972,243)	(4,279,147)
Net proceeds from sale of real estate	2,185,574	66,891
Principal received on loans receivable	52,317	1,234,839
Investment in loans receivable	(179,542)	(38,921)
Construction in progress and other	(97,783)	(30,291)
Proceeds from return of equity investment	14,295	21,998
Capital additions and other investments, net	(144,307)	(195,298)
Net cash provided by (used for) investing activities	858,311	(3,219,929)
Financing activities
Proceeds from term debt, net of discount	—	2,489,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	(64,055)	80,963
Dividends paid	(524,536)	(476,242)
Lease deposits and other obligations to tenants	(2,591)	14,819
Proceeds from sale of common shares, net of offering costs	—	1,041,054
Stock vesting - satisfaction of tax withholdings	(29,457)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(53,444)	(24,245)
Net cash (used for) provided by financing activities	(1,543,689)	2,436,634
Decrease in cash, cash equivalents, and restricted cash for period	(127,463)	(205,808)
Effect of exchange rate changes	(29,739)	1,748
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$304,680	$352,309
Interest paid	$285,417	$256,724
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$173,999	$167,231
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$299,171	$349,652
Restricted cash, included in Other assets	5,509	2,657
	$304,680	$352,309

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,083,292	$14,062,722
Investment in financing leases	1,965,021	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	305,504	213,211
Gross investment in real estate assets	15,353,817	17,425,765
Accumulated depreciation and amortization	(1,088,912)	(993,100)
Net investment in real estate assets	14,264,905	16,432,665
Cash and cash equivalents	299,171	459,227
Interest and rent receivables	117,555	56,229
Straight-line rent receivables	710,082	728,522
Investments in unconsolidated real estate joint ventures	1,422,010	1,152,927
Investments in unconsolidated operating entities	1,428,061	1,289,434
Other loans	200,245	67,317
Other assets	601,387	333,480
Total Assets	$19,043,416	$20,519,801
Liabilities and Capital
Liabilities
Debt, net	$9,476,144	$11,282,770
Accounts payable and accrued expenses	394,628	430,908
Deferred revenue	18,569	25,563
Obligations to tenants and other lease liabilities	146,438	158,005
Payable due to Medical Properties Trust, Inc.	173,999	176,494
Total Liabilities	10,209,778	12,073,740
Capital
General Partner — issued and outstanding — 5,990 units at September 30, 2022 and 5,968 units at December 31, 2021	89,790	84,847
Limited Partners — issued and outstanding — 592,993 units at September 30, 2022 and 590,780 units at December 31, 2021	8,881,683	8,392,458
Accumulated other comprehensive loss	(139,301)	(36,727)
Total MPT Operating Partnership, L.P. capital	8,832,172	8,440,578
Non-controlling interests	1,466	5,483
Total Capital	8,833,638	8,446,061
Total Liabilities and Capital	$19,043,416	$20,519,801

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2022	2021	2022	2021
Revenues
Rent billed	$232,418	$242,211	$737,029	$672,425
Straight-line rent	26,552	64,637	146,114	174,975
Income from financing leases	51,011	50,667	154,660	151,898
Interest and other income	42,358	33,264	124,562	136,038
Total revenues	352,339	390,779	1,162,365	1,135,336
Expenses
Interest	88,076	94,132	266,989	273,409
Real estate depreciation and amortization	81,873	85,039	251,523	237,050
Property-related	8,265	7,128	37,998	31,265
General and administrative	37,319	36,694	117,601	107,312
Total expenses	215,533	222,993	674,111	649,036
Other income (expense)
Gain on sale of real estate and other, net	68,795	9,294	536,788	8,896
Earnings from equity interests	11,483	7,193	33,606	21,633
Debt refinancing and unutilized financing costs	(17)	—	(9,452)	(2,339)
Other (including fair value adjustments on securities)	23,532	(2,276)	35,450	4,747
Total other income	103,793	14,211	596,392	32,937

Income before income tax	240,599	181,997	1,084,646	519,237
Income tax expense	(18,579)	(10,602)	(40,615)	(69,141)

Net income	222,020	171,395	1,044,031	450,096
Net income attributable to non-controlling interests	(227)	(258)	(960)	(611)
Net income attributable to MPT Operating Partnership partners	$221,793	$171,137	$1,043,071	$449,485

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.37	$0.29	$1.74	$0.76

Weighted average units outstanding — basic	598,980	595,119	598,828	586,291
Weighted average units outstanding — diluted	599,339	597,320	599,099	587,971

Dividends declared per unit	$0.29	$0.28	$0.87	$0.84

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$222,020	$171,395	$1,044,031	$450,096
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	52,975	8,847	123,827	28,558
Foreign currency translation loss	(108,845)	(25,191)	(226,401)	(47,077)
Total comprehensive income	166,150	155,051	941,457	431,577
Comprehensive income attributable to non-controlling interests	(227)	(258)	(960)	(611)
Comprehensive income attributable to MPT Operating Partnership partners	$165,923	$154,793	$940,497	$430,966

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Issuance of non-controlling interest	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749
Net income	—	1,896	—	187,701	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	(104,341)	—	(104,341)
Unit vesting and amortization of unit-based compensation	2	101	202	10,007	—	—	10,108
Unit vesting - satisfaction of tax withholdings	(1)	(9)	(40)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	(335)	(335)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,284)	—	—	(174,024)
Balance at June 30, 2022	5,988	$89,511	592,851	$8,854,143	$(83,431)	$6,038	$8,866,261
Net income	—	2,218	—	219,575	—	227	222,020
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	52,975	—	52,975
Foreign currency translation loss	—	—	—	—	(108,845)	—	(108,845)
Unit vesting and amortization of unit-based compensation	2	111	183	10,978	—	—	11,089
Unit vesting - satisfaction of tax withholdings	—	(6)	(41)	(630)	—	—	(636)
Acquisition of non-controlling interest	—	(304)	—	(30,124)	—	(4,594)	(35,022)
Distributions to non-controlling interests	—	—	—	—	—	(205)	(205)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,259)	—	—	(173,999)
Balance at September 30, 2022	5,990	$89,790	592,993	$8,881,683	$(139,301)	$1,466	$8,833,638

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	535,939	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	1,638	—	162,145	—	97	163,880
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	15,504	—	15,504
Foreign currency translation loss	—	—	—	—	(30,900)	—	(30,900)
Unit vesting and amortization of unit-based compensation	17	123	1,724	12,141	—	—	12,264
Distributions to non-controlling interests	—	—	—	—	—	(193)	(193)
Proceeds from offering (net of offering costs)	399	7,792	39,550	771,449	—	—	779,241
Distributions declared ($0.28 per unit)	—	(1,634)	—	(161,809)	—	—	(163,443)
Balance at March 31, 2021	5,830	$81,896	577,213	$8,100,195	$(66,720)	$5,229	$8,120,600
Net income	—	1,146	—	113,419	—	256	114,821
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	4,207	—	4,207
Foreign currency translation gain	—	—	—	—	9,014	—	9,014
Unit vesting and amortization of unit-based compensation	2	128	174	12,643	—	—	12,771
Distributions to non-controlling interests	—	—	—	—	—	(142)	(142)
Proceeds from offering (net of offering costs)	58	1,213	5,621	120,120	—	—	121,333
Distributions declared ($0.28 per unit)	—	(1,651)	—	(163,482)	—	—	(165,133)
Balance at June 30, 2021	5,890	$82,732	583,008	$8,182,895	$(53,499)	$5,343	$8,217,471
Net income	—	1,711	—	169,426	—	258	171,395
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	8,847	—	8,847
Foreign currency translation loss	—	—	—	—	(25,191)	—	(25,191)
Unit vesting and amortization of unit-based compensation	2	136	216	13,419	—	—	13,555
Distributions to non-controlling interests	—	—	—	—	—	(202)	(202)
Proceeds from offering (net of offering costs)	70	1,405	6,893	139,075	—	—	140,480
Distributions declared ($0.28 per unit)	—	(1,672)	—	(165,559)	—	—	(167,231)
Balance at September 30, 2021	5,962	$84,312	590,117	$8,339,256	$(69,843)	$5,399	$8,359,124

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$1,044,031	$450,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,717	246,117
Amortization of deferred financing costs and debt discount	13,123	12,079
Straight-line rent revenue and other	(214,435)	(208,756)
Unit-based compensation	33,001	38,590
Gain on sale of real estate and other, net	(536,788)	(8,896)
Straight-line rent and other write-off (recovery)	28,411	(1,601)
Debt refinancing and unutilized financing costs	9,452	2,339
Tax rate changes	(825)	42,746
Other adjustments	(2,137)	15,468
Changes in:
Interest and rent receivables	(68,929)	(19,150)
Other assets	(7,551)	516
Accounts payable and accrued expenses	8,030	25,527
Deferred revenue	(8,185)	(17,588)
Net cash provided by operating activities	557,915	577,487
Investing activities
Cash paid for acquisitions and other related investments	(972,243)	(4,279,147)
Net proceeds from sale of real estate	2,185,574	66,891
Principal received on loans receivable	52,317	1,234,839
Investment in loans receivable	(179,542)	(38,921)
Construction in progress and other	(97,783)	(30,291)
Proceeds from return of equity investment	14,295	21,998
Capital additions and other investments, net	(144,307)	(195,298)
Net cash provided by (used for) investing activities	858,311	(3,219,929)
Financing activities
Proceeds from term debt, net of discount	—	2,489,735
Payments of term debt	(869,606)	(689,450)
Revolving credit facilities, net	(64,055)	80,963
Distributions paid	(524,536)	(476,242)
Lease deposits and other obligations to tenants	(2,591)	14,819
Proceeds from sale of units, net of offering costs	—	1,041,054
Unit vesting - satisfaction of tax withholdings	(29,457)	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(53,444)	(24,245)
Net cash (used for) provided by financing activities	(1,543,689)	2,436,634
Decrease in cash, cash equivalents, and restricted cash for period	(127,463)	(205,808)
Effect of exchange rate changes	(29,739)	1,748
Cash, cash equivalents, and restricted cash at beginning of period	461,882	556,369
Cash, cash equivalents, and restricted cash at end of period	$304,680	$352,309
Interest paid	$285,417	$256,724
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$173,999	$167,231
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884
Restricted cash, included in Other assets	2,655	6,485
	$461,882	$556,369
End of period:
Cash and cash equivalents	$299,171	$349,652
Restricted cash, included in Other assets	5,509	2,657
	$304,680	$352,309

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct substantially all of our operations, was formed in September 2003. At present, we own all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

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

Our primary business strategy is to acquire and develop real estate and improvements, primarily for long-term lease to providers of healthcare services, such as operators of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We also make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants, from time-to-time, typically in conjunction with larger real estate transactions with the tenant, which may enhance our overall return and provide for certain minority rights and protections.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2022, we have investments in 437 facilities in 31 states in the U.S., in seven countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from these estimates for various reasons including the impact from COVID-19 and other risk factors as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Variable Interest Entities

At September 30, 2022, we had loans and/or equity investments in certain variable interest entities approximating $625 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2022	2021

Land and land improvements	$34,925	$562,742
Buildings	312,645	1,670,741
Intangible lease assets — subject to amortization (weighted-average useful life of 20.4 years for 2022 and 36.1 years for 2021)	19,839	197,735
Mortgage loans(1)(2)	100,000	1,090,400
Investments in unconsolidated real estate joint ventures	399,456	—
Investments in unconsolidated operating entities	131,105	845,646
Liabilities assumed	(25,727)	(65,525)
	972,243	4,301,739
Loans repaid(1)	—	(1,090,400)
Total net assets acquired	$972,243	$3,211,339
(1)
The 2021 column includes an £800 million mortgage loan advanced to the Priory Group ("Priory") in the first quarter of 2021 and converted to fee simple ownership of 35 properties in the second quarter of 2021 as described below.
(2)
In the 2022 second quarter, we increased our mortgage loan to Prospect Medical Holdings, Inc. ("Prospect") that was originated in 2019 and that is secured by a first lien on a California hospital. The loan bears interest at a current market rate plus a component of additional interest upon repayment.

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management (“MAM”), an unrelated party, to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward Health Care System LLC ("Steward"), and a fund managed by MAM acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion, virtually all of which was used to repay debt. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets), which is being accounted for under the equity method of accounting.

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

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory. We funded £96.5 million ($131 million) towards a £100 million participation level in the variable rate loan, reflecting a 3.5% discount.

Other acquisitions in the first nine months of 2022 included six general acute care facilities. Three general acute care facilities, located throughout Spain, were acquired on April 29, 2022 for €27 million and are leased to GenesisCare pursuant to a long-term lease with annual inflation-based escalators. Two general acute care facilities, one in Arizona and the other in Florida, were acquired on April 18 and 25, 2022, respectively, for approximately $80 million and are leased to Steward pursuant to an already existing master lease agreement with annual inflation-based escalators. The other general acute care facility, located in Colombia, was acquired on July 29, 2022 for $26 million and is leased to Fundación Cardiovascular de Colombia pursuant to a long-term lease with inflation-based escalators.

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

Other Transactions

On August 1, 2021, we completed the acquisition of five general acute care hospitals located in South Florida for approximately $900 million, plus closing and other transaction costs. These hospitals are leased to Steward pursuant to a master lease that has an initial fixed term ending in 2041 with annual inflation-based escalators.

On July 6, 2021, we acquired four acute care hospitals and two on-campus medical office buildings in Los Angeles, California for $215 million. These hospitals are leased to Pipeline Health System ("Pipeline") pursuant to a long-term lease with annual inflation-based escalators.

On July 6, 2021, we also acquired an acute care hospital in Stirling, Scotland for £15.6 million. This hospital is leased to Circle Health Ltd. ("Circle") pursuant to a long-term lease with annual inflation-based escalators.

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

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2022	Estimated Rent Commencement Date
Steward (Texas)	$169,408	$57,911	4Q 2025
Ernest (Stockton, California)	47,700	43,785	4Q 2022
IMED (Spain)	46,159	11,809	2Q 2023
IMED (Spain)	41,577	29,182	3Q 2023
Springstone (Texas)	34,600	1,144	1Q 2024
IMED (Spain)	33,635	7,535	3Q 2024
	$373,079	$151,366

Disposals

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this Note 3 for further details on this transaction.

During the first nine months of 2022, we also completed the sale of 15 other facilities (including 11 properties sold on September 1, 2022 related to the Prime Healthcare Services, Inc. ("Prime") repurchase option for proceeds of $366 million) and five ancillary properties for total proceeds of approximately $522 million and recognized a gain on real estate of approximately $100 million, along with a $42 million write-off of straight-line rent receivables due to the early termination of certain properties' expected lease terms.

Summary of Operations for Disposed Assets in 2022

The properties sold during 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues(1)	$(27,026)	$44,963	$17,831	$135,392
Real estate depreciation and amortization(2)	(929)	(7,245)	(4,683)	(26,292)
Property-related expenses	156	(778)	(1,752)	(4,330)
Other income(3)	68,867	47	536,823	181
Income from real estate dispositions, net	$41,068	$36,987	$548,219	$104,951
(1)
Includes approximately $35 million and $42 million of straight-line rent and other write-offs associated with the non-Macquarie disposal transactions for the three and nine months ended September 30, 2022, respectively.
(2)
Lower in 2022 as we stopped depreciating the properties making up the Macquarie Transaction once deemed held for sale in September 2021.
(3)
Includes $68.8 million and $536.8 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three and nine months ended September 30, 2022, respectively.

2021 Activity

During the first nine months of 2021, we completed the sale of nine facilities and an ancillary property for approximately $67 million, resulting in a net gain on real estate of approximately $9 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. The initial fixed lease terms of these infrastructure-type assets are typically at least 15 years, and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. For three properties with a carrying value of approximately $110 million at September 30, 2022, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure our assets are being maintained properly and in compliance with the terms of our leases.

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At September 30, 2022, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities and three Prime facilities that are accounted for as direct financing leases and leases on 13 of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Minimum lease payments receivable	$888,308	$1,183,855
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(741,083)	(918,584)
Net investment in direct financing leases	351,043	469,089
Other financing leases (net of allowance for credit loss)	1,613,978	1,584,238
Total investment in financing leases	$1,965,021	$2,053,327

The decrease in the total investment in financing leases during the first nine months of 2022 is primarily related to financing leases associated with two properties sold on September 1, 2022 associated with the Prime repurchase transaction.

COVID-19 Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for a few tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $15.1 million as of September 30, 2022, to be paid over specified periods in the future with interest.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. As mentioned above in this same Note 3, all of the facilities we lease to Pipeline are located in California, representing 1% of our total assets. At September 30, 2022, Pipeline has made all of its required rental payments, and we have on-hand cash deposits of approximately $13 million. We believe our investment in these facilities is fully recoverable at this time, but no assurances can be given that we will not have any write-offs or impairments in future periods.

Watsonville Community Hospital

On September 30, 2019, we acquired the real estate of Watsonville Community Hospital in Watsonville, California for $40 million, which was then leased to Halsen Healthcare. In addition, we made a working capital loan to Halsen Healthcare. The hospital operator faced significant financial challenges over a two-year period that were worsened by the COVID-19 pandemic. During this time, we increased the loan in an effort to support the operator of this facility, allowing it to continue serving the community's needs. On December 5, 2021, Halsen Healthcare filed Chapter 11 bankruptcy in order to reorganize, while keeping the hospital open. As such, we recorded a credit loss reserve against the estimated uncollectible portion of the loan and wrote off approximately $2.5 million of billed and straight-line rent receivables.

On February 23, 2022, the bankruptcy court approved the bid by Pajaro Valley Healthcare District Corporation ("Pajaro") to purchase the operations of the Watsonville Community Hospital and lease the real estate from us. On August 31, 2022, Pajaro completed this purchase of the operations of the Watsonville Community Hospital. As a result of this transaction, we were repaid approximately $32 million of the loans previously provided to the hospital. This loan repayment resulted in a credit loss recovery of approximately $20 million in the 2022 third quarter as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income. To date, Pajaro has been current on its monthly rental payments to us.

Other Leasing Activities

At September 30, 2022, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing less than 0.3% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant termination fee in 2019.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such investment. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate and share control over the assets through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are structured similarly and carry a similar risk profile to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	As of September 30, 2022	As of December 31, 2021
Median Kliniken S.á.r.l ("MEDIAN")	$449,226	$517,648
Swiss Medical Network	422,731	476,193
Steward (Macquarie Transaction)	419,040	—
Policlinico di Monza	78,057	95,468
HM Hospitales	52,956	63,618
Total	$1,422,010	$1,152,927

For the increase in our investments in unconsolidated real estate joint ventures since December 31, 2021, see "New Investments" section in this same Note 3 for a discussion of the Macquarie Transaction. Through the first nine months of 2022, we received approximately $66 million of dividends from these real estate joint ventures, including approximately $27 million of annual dividends from our joint venture in Switzerland.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of September 30, 2022	As of December 31, 2021
Steward (loan investment)	$362,825	$360,164
International joint venture	231,402	219,387
Springstone	200,827	187,450
Priory	144,266	42,315
Swiss Medical Network	147,189	159,208
Steward (equity investment)	139,000	139,000
Prospect	112,774	112,283
Aevis Victoria SA ("Aevis")	73,746	61,271
Aspris Children's Services ("Aspris")	16,032	8,356
Total	$1,428,061	$1,289,434

The increase during the first nine months of 2022 is primarily due to our investment in the Priory syndicated term loan as described under "New Investments" in this Note 3.

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded a $12.6 million favorable non-cash fair value adjustment during the first nine months of 2022 as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income; whereas, this was a $2.8 million favorable non-cash fair value adjustment for the same period of 2021. We also earned approximately $4 million of dividend income from our Switzerland investments during the first nine months of 2022.

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during the first nine months of 2021, which was accounted for as a return of capital.

Credit Loss Reserves

Upon the adoption of Accounting Standards Update ("ASU") No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, we began applying a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans. We are using ASU 2016-13 to establish credit loss reserves on all financing receivables based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Balance at beginning of the period	$55,250	$7,783
Provision (recovery) for credit loss	(19,677)	1,829
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(26,362)	(85)
Balance at end of the period	$9,211	$9,527

	For the Nine Months Ended September 30,
	2022	2021
Balance at beginning of the year	$48,527	$8,726
Provision (recovery) for credit loss	(12,920)	890
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(26,396)	(89)
Balance at end of the period	$9,211	$9,527

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

1)
Facility concentration – At September 30, 2022, our largest single property represented approximately 3.0% of our total assets, similar to December 31, 2021.
2)
Operator concentration – For the three and nine months ended September 30, 2022, revenue from each of Steward, Circle, and Prospect individually represented more than 10% of our total revenues. In comparison, Steward and Circle, individually, represented more than 10% of our total revenues for the three and nine months ended September 30, 2021.
3)
Geographic concentration – At September 30, 2022 and December 31, 2021, investments in the U.S., Europe, Australia, and South America represented approximately 64%, 30%, 5%, and 1%, respectively, of our total assets.
4)
Facility type concentration – For the three and nine months ended September 30, 2022, approximately 75% of our revenues were generated from our general acute care facilities, while revenues from our behavioral and rehabilitation facilities made up 14% and 8%, respectively. Freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 3%. In comparison, general acute care and rehabilitation facilities made up 80% and 10%, respectively, of our total revenues for the three and nine months ended September 30, 2021, while revenues from our behavioral health, freestanding ER/urgent care, and long-term acute care facilities combined to make up approximately 10% of our revenues for the same periods.

(For geographic and facility type concentration metrics above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.)

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2022	As of December 31, 2021
Revolving credit facility(A)	$637,991	$730,000
Interim credit facility	—	869,606
Term loan	200,000	200,000
British pound sterling term loan(B)	781,900	947,240
Australian term loan facility(B)	768,000	871,560
2.550% Senior Unsecured Notes due 2023(B)	446,800	541,280
3.325% Senior Unsecured Notes due 2025(B)	490,100	568,500
0.993% Senior Unsecured Notes due 2026(B)	490,100	568,500
2.500% Senior Unsecured Notes due 2026(B)	558,500	676,600
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	670,200	811,920
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	390,950	473,620
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$9,534,541	$11,358,826
Debt issue costs and discount, net	(58,397)	(76,056)
	$9,476,144	$11,282,770

(A)
Includes €253 million of Euro-denominated borrowings that reflect the exchange rate at September 30, 2022.
(B)
Non-U.S. dollar denominated debt reflects the exchange rate at September 30, 2022 and December 31, 2021.

As of September 30, 2022, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2022	$—
2023	446,800
2024	768,000
2025	1,272,000
2026	2,186,591
Thereafter	4,861,150
Total	$9,534,541

2022 Activity

On May 6, 2022, we increased the amount of our unsecured credit facility ("Credit Facility") by $500 million by exercising the accordion feature. In addition, our revolver and U.S. dollar term loan were modified with Secured Overnight Financing Rate as a replacement reference rate to U.S. dollar LIBOR. Currently, our Credit Facility includes a $1.8 billion unsecured revolving loan facility and a $200 million unsecured term loan facility.

On June 29, 2022, we amended our Credit Facility. The amendment extended the maturity date of our revolving facility to June 30, 2026 with our option to extend for an additional 12 months. The maturity date of our $200 million unsecured term loan facility was extended to June 30, 2027. Additionally, we may request incremental term loan and/or revolving loan commitments in an aggregate amount not to exceed $1 billion.

In addition, the amendment improved interest rate spreads for both facilities. Under the amended Credit Facility and at our election, loans may be made as either ABR Loans or Term Benchmark Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.70% based on current credit rating. The applicable margin for term loans that are Term Benchmark Loans is adjustable on a sliding scale from 0.875% to 1.70% based on current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.50% based on current credit rating. The applicable margin for revolving loans that are Term Benchmark Loans or RFR Loans is adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee is adjustable on a sliding scale from 0.125% to 0.30% (currently 0.25%) based on current credit rating and is payable on the revolving loan facility.

On March 15, 2022, we paid off and terminated our $1 billion interim credit facility that was entered into on July 27, 2021 ("July 2021 Interim Credit Facility") with proceeds from the Macquarie Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

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

Debt Refinancing and Unutilized Financing Costs

2022 Activity

In the first nine months of 2022, we incurred approximately $9.5 million of debt refinancing costs. These costs were incurred as a result of the payoff of our July 2021 Interim Credit Facility with proceeds from the Macquarie Transaction on March 14, 2022, along with the amendment of our Credit Facility on June 29, 2022.

2021 Activity

With the termination of our January 2021 Interim Credit Facility and other debt activity, we incurred approximately $2.3 million of debt refinancing costs in the first nine months of 2021.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2022, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2022, we were in compliance with all such financial and operating covenants.

5. Income Taxes

In the 2022 third quarter, we incurred approximately $5 million of income tax expense from the credit loss recovery on loans made to the Watsonville Community Hospital, as more fully described in Note 3.

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

In addition, we sold 15.8 million shares of common stock under our at-the-market equity offering program during the first nine months of 2021, resulting in net proceeds of approximately $330 million.

MPT Operating Partnership, L.P.

At September 30, 2022, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership. During the nine months ended September 30, 2021, the Operating Partnership issued approximately 52.6 million units in direct response to the common stock offerings by Medical Properties Trust, Inc. during the same period.

7. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and other stock-based awards. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the recent amendment increased the number of shares of common stock registered and reserved for stock awards by 16 million to 28.9 million. As of September 30, 2022, 19.3 million shares remain available for future stock awards. Share-based compensation expense totaled $33.0 million and $38.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2022			As of December 31, 2021
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$117,555		$115,426	$56,229		$56,564
Loans(1)	1,274,424	(2)	1,231,734	991,609	(2)	991,954
Debt, net	(9,476,144)		(8,095,633)	(11,282,770)		(11,526,388)

(1)
Excludes the acquisition loan and mortgage loan made in October 2021 for our Springstone investment and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $159.0 million and $70.1 million of mortgage loans, a $289.3 million and $335.6 million shareholder loan included in investments in unconsolidated real estate joint ventures, $628.4 million and $521.4 million of loans that are part of our investments in unconsolidated operating entities, and $197.7 million and $64.5 million of other loans at September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022 and December 31, 2021, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2022		As of December 31, 2021
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$146,482	$146,482	$143,068	$143,068	Mortgage loans
Equity investment and other loans	434,735	442,069	409,638	409,638	Investments in unconsolidated operating entities/Other loans

Our loans to Springstone and the international joint venture and its subsidiaries are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of each loan. Our equity investments in Springstone and the international joint venture are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount (“DLOM”). In regards to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first nine months of 2022, we recorded an unfavorable fair value adjustment to our investments. No fair value adjustment was recorded in the first nine months of 2021.

The DLOM on our Springstone equity investment was 40% at September 30, 2022. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(43)
- 100 basis points	43

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$222,020	$171,395
Non-controlling interests’ share in net income	(227)	(258)
Participating securities’ share in earnings	(288)	(328)
Net income, less participating securities’ share in earnings	$221,505	$170,809
Denominator:
Basic weighted-average common shares	598,980	595,119
Dilutive potential common shares	359	2,201
Diluted weighted-average common shares	599,339	597,320

	For the Nine Months Ended September 30,
	2022	2021
Numerator:
Net income	$1,044,031	$450,096
Non-controlling interests’ share in net income	(960)	(611)
Participating securities’ share in earnings	(1,035)	(1,088)
Net income, less participating securities’ share in earnings	$1,042,036	$448,397
Denominator:
Basic weighted-average common shares	598,828	586,291
Dilutive potential common shares	271	1,680
Diluted weighted-average common shares	599,099	587,971

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$222,020	$171,395
Non-controlling interests’ share in net income	(227)	(258)
Participating securities’ share in earnings	(288)	(328)
Net income, less participating securities’ share in earnings	$221,505	$170,809
Denominator:
Basic weighted-average units	598,980	595,119
Dilutive potential units	359	2,201
Diluted weighted-average units	599,339	597,320

	For the Nine Months Ended September 30,
	2022	2021
Numerator:
Net income	$1,044,031	$450,096
Non-controlling interests’ share in net income	(960)	(611)
Participating securities’ share in earnings	(1,035)	(1,088)
Net income, less participating securities’ share in earnings	$1,042,036	$448,397
Denominator:
Basic weighted-average units	598,828	586,291
Dilutive potential units	271	1,680
Diluted weighted-average units	599,099	587,971

10. Commitments and Contingencies

Commitments

On August 26, 2022, a subsidiary of LifePoint Health, Inc. ("LifePoint") agreed to acquire a majority interest in Springstone Health Opco, LLC (the "LifePoint Transaction") based on an enterprise value of $250 million. Pursuant to the anticipated closing of this transaction in the first half of 2023, we expect to be paid approximately $200 million in full satisfaction of our initial acquisition loan to Springstone. We will retain our minority equity interest in the operations of Springstone and will continue to own and lease Springstone's behavioral hospitals. As part of the LifePoint Transaction, LifePoint has agreed to extend the current lease with us on eight existing general acute care hospitals by five years to 2041. The consummation of the LifePoint Transaction is subject to customary closing conditions, and no assurances can be given that the transaction will be consummated as described or at all.

As disclosed in previous filings, we entered into a definitive agreement that would result in the leasing of five general acute care hospitals located in Utah to HCA Healthcare ("HCA") if the agreement by HCA to purchase the operations of these five facilities from Steward occurred. This agreement was terminated in June 2022 following a regulatory ruling, and these five hospitals continue to be leased to Steward.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

11. Subsequent Events

On October 9, 2022, the board of directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $500 million of common stock, par value $0.001 per share. Through November 4, 2022, we repurchased 1.3 million shares of common stock for approximately $14 million. The Stock Repurchase Program expires on October 10, 2023.

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale New Haven Health ("Yale") for approximately $457 million. This transaction is expected to close in 2023 subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

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
•
the impact of COVID-19 on our business, our joint ventures, and the business of our tenants/borrowers and the economy in general, as well as the impact of other factors that may affect our business, our joint ventures or the business of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or other pandemics and subsequent government actions in reaction to such matters;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2022, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. We also make mortgage loans to healthcare operators collateralized by their real estate assets. From time-to-time, we may make noncontrolling investments in our tenants, typically in conjunction with larger real estate transactions with the tenant, that give us a right to share in such tenant’s profits and losses and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

At September 30, 2022, our portfolio consisted of 437 properties leased or loaned to 55 operators, of which six are under development and four are in the form of mortgage loans. We manage our business as a single business segment.

At September 30, 2022, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2022	% of Total	As of December 31, 2021	% of Total
Real estate assets - at cost	$15,353,817	80.6%	$17,425,765	84.9%
Accumulated real estate depreciation and amortization	(1,088,912)	-5.7%	(993,100)	-4.8%
Cash and cash equivalents	299,171	1.6%	459,227	2.2%
Investments in unconsolidated real estate joint ventures	1,422,010	7.5%	1,152,927	5.6%
Investments in unconsolidated operating entities	1,428,061	7.5%	1,289,434	6.3%
Other	1,629,269	8.5%	1,185,548	5.8%
Total assets	$19,043,416	100.0%	$20,519,801	100.0%

Additional Concentration Details

On an adjusted gross asset basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), our concentration as of September 30, 2022 as compared to December 31, 2021 is as follows (dollars in thousands):

Total Adjusted Gross Assets by Operator

	As of September 30, 2022		As of December 31, 2021
Operators	Total Adjusted Gross Assets	Percentage of Total Adjusted Gross Assets	Total Adjusted Gross Assets	Percentage of Total Adjusted Gross Assets
Steward
Florida market	$1,379,515	6.5%	$1,304,353	5.8%
Utah market(1)	1,311,322	6.2%	1,310,645	5.9%
Massachusetts market	1,166,357	5.5%	1,145,493	5.1%
Texas/Arkansas/Louisiana market	1,143,074	5.4%	1,112,664	5.0%
Arizona market	354,681	1.7%	330,880	1.5%
Ohio/Pennsylvania market	138,345	0.7%	138,274	0.6%
Circle	2,044,259	9.7%	2,481,001	11.1%
LifePoint(2)	1,405,194	6.7%	658,084	2.9%
Prospect(2)	1,266,565	6.0%	1,631,691	7.3%
Swiss Medical Network	1,215,813	5.8%	1,300,431	5.8%
Other operators	8,049,413	38.1%	9,995,248	44.9%
Other assets	1,615,504	7.7%	920,573	4.1%
Total	$21,090,042	100.0%	$22,329,337	100.0%
(1)
The 2021 columns reflect Steward's concentration post termination of their agreement with HCA as discussed in Note 10 to Item 1 of this Form 10-Q.
(2)
See Note 10 and Note 11 to Item 1 of this Form 10-Q along with the footnotes to the total adjusted gross assets reconciliation table on page 39 for additional information on expected transactions that have resulted in adjustments made in this table for this operator.

Total Adjusted Gross Assets by U.S. State and Country

	As of September 30, 2022		As of December 31, 2021
U.S. States and Other Countries	Total Adjusted Gross Assets	Percentage of Total Adjusted Gross Assets	Total Adjusted Gross Assets	Percentage of Total Adjusted Gross Assets
Texas	$2,119,353	10.1%	$2,158,797	9.7%
California	1,524,532	7.2%	1,650,038	7.4%
Florida	1,379,515	6.5%	1,304,353	5.8%
Utah	1,346,968	6.4%	1,346,372	6.0%
Massachusetts	1,171,757	5.6%	1,150,893	5.3%
All other states	4,250,059	20.1%	5,117,756	22.9%
Other domestic assets	1,240,358	5.9%	692,280	3.1%
Total U.S.	$13,032,542	61.8%	$13,420,489	60.2%
United Kingdom	$3,709,224	17.6%	$4,492,918	20.1%
Switzerland	1,215,813	5.8%	1,300,431	5.8%
Germany	1,098,247	5.2%	1,257,482	5.6%
Australia	857,766	4.1%	1,043,399	4.7%
Spain	304,960	1.4%	264,965	1.2%
All other countries	496,344	2.3%	321,360	1.4%
Other international assets	375,146	1.8%	228,293	1.0%
Total international	$8,057,500	38.2%	$8,908,848	39.8%
Grand total	$21,090,042	100.0%	$22,329,337	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total adjusted gross assets as of September 30, 2022.

On an adjusted revenues basis (as defined in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), concentration for the three months ended September 30, 2022 as compared to the prior year is as follows (dollars in thousands):

Total Adjusted Revenues by Operator

	For the Three Months Ended September 30,
	2022		2021
Operators	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
Steward
Utah market	$34,192	8.6%	$31,879	7.5%
Florida market	26,079	6.6%	16,929	4.0%
Massachusetts market	22,688	5.7%	35,965	8.5%
Texas/Arkansas/Louisiana market	22,027	5.5%	21,740	5.1%
Arizona market	8,826	2.2%	8,126	1.9%
Ohio/Pennsylvania market	3,589	0.9%	3,236	0.8%
Circle	45,531	11.5%	52,612	12.4%
Prospect	44,505	11.2%	37,864	8.9%
Springstone	21,960	5.5%	—	—
MEDIAN	20,605	5.2%	23,689	5.6%
Other operators	147,334	37.1%	191,868	45.3%
Total	$397,336	100.0%	$423,908	100.0%

Total Adjusted Revenues by U.S. State and Country

	For the Three Months Ended September 30,
	2022		2021
U.S. States and Other Countries	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
Texas	$41,572	10.5%	$38,007	9.0%
Utah	34,701	8.7%	32,837	7.7%
Florida	25,572	6.4%	17,479	4.1%
Massachusetts	22,776	5.7%	36,123	8.5%
Pennsylvania	19,450	4.9%	19,972	4.7%
All other states	116,871	29.5%	128,038	30.3%
Total U.S.	$260,942	65.7%	$272,456	64.3%
United Kingdom	$76,191	19.2%	$90,141	21.3%
Germany	22,414	5.6%	25,755	6.1%
All other countries	37,789	9.5%	35,556	8.3%
Total international	$136,394	34.3%	$151,452	35.7%
Grand total	$397,336	100.0%	$423,908	100.0%

Total Adjusted Revenues by Facility Type

	For the Three Months Ended September 30,
	2022		2021
Facility Types	Total Adjusted Revenues	Percentage of Total Adjusted Revenues	Total Adjusted Revenues	Percentage of Total Adjusted Revenues
General acute care hospitals	$290,627	73.1%	$334,239	78.8%
Behavioral health facilities	50,243	12.7%	32,843	7.8%
Inpatient rehabilitation facilities	42,566	10.7%	44,825	10.6%
Long-term acute care hospitals	7,950	2.0%	8,120	1.9%
Freestanding ER/urgent care facilities	5,950	1.5%	3,881	0.9%
Total	$397,336	100.0%	$423,908	100.0%

Results of Operations

Three Months Ended September 30, 2022 Compared to September 30, 2021

Net income for the three months ended September 30, 2022, was $221.8 million ($0.37 per diluted share) compared to $171.1 million ($0.29 per diluted share) for the three months ended September 30, 2021. This 30% increase in net income is primarily due to the gain on sale of real estate from the Prime repurchase transaction, net of straight-line rent write-offs; the Watsonville Community Hospital recovery, net of income tax expense; reduced interest expense, and increased earnings from equity interests. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), was $272.3 million for the 2022 third quarter, or $0.45 per diluted share, as compared to $262.8 million, or $0.44 per diluted share, for the 2021 third quarter. This 4% increase in Normalized FFO is primarily due to increased earnings in equity interests and reduced interest expense.

A comparison of revenues for the three month periods ended September 30, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022	% of Total	2021	% of Total	Year over Year Change
Rent billed	$232,418	66.0%	$242,211	62.0%	-4.0%
Straight-line rent	26,552	7.5%	64,637	16.5%	-58.9%
Income from financing leases	51,011	14.5%	50,667	13.0%	0.7%
Interest and other income	42,358	12.0%	33,264	8.5%	27.3%
Total revenues	$352,339	100.0%	$390,779	100.0%	-9.8%

Our total revenues for the 2022 third quarter are down $38.4 million, or 10%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $47.9 million over the prior year of which approximately $72.7 million of lower revenues is from disposals in 2021 and the first nine months of 2022 (including a $31.1 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements, along with lower revenues due to Prime's repurchase transaction, including approximately $35 million of straight-line rent and other write-offs) and $13.9 million of unfavorable foreign currency fluctuations. This decrease is partially offset by approximately $29 million in incremental revenue from acquisitions made in 2021 (including approximately $17.5 million from Springstone) and 2022 (primarily our Finland acquisition). In addition, rent revenues are up approximately $7 million quarter-over-quarter from increases in CPI above the contractual minimum escalations in our leases, $0.2 million from capital additions in 2022, and $1.4 million from the commencement of rent on a development property in the first quarter of 2022.
•
Income from financing leases – up $0.3 million as 2022 annual rent escalations exceeded lease contractual minimums due to the increase in CPI, partially offset by $1.2 million of lower revenues from the disposal of two financing leases related to the Prime repurchase transaction.

•
Interest and other income – up $9.1 million from the prior year due to the following:
o
Interest from loans – up $7.5 million over the prior year due to $14.1 million of incremental revenue earned on new investments, including Springstone in the 2021 fourth quarter, the Priory syndicated loan in February 2022, and the Prospect and Steward loans made in the 2022 second quarter, along with annual escalations due to increases in CPI. This increase is partially offset by $5.0 million from loan payoffs, including less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3 to the condensed consolidated financial statements, and $1.8 million of unfavorable foreign currency fluctuations.
o
Other income – up $1.6 million from the prior year as we received more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the quarters ended September 30, 2022 and 2021 totaled $88.1 million and $94.1 million, respectively. This decrease is related to lowering the interest rate on our €500 million senior unsecured notes tranche in October 2021 from 4.000% to 0.993%, the payoff of our July 2021 Interim Credit Facility (which resulted in $1.6 million of interest expense in the 2021 third quarter) in March 2022 with proceeds from the Macquarie Transaction, and foreign currency fluctuations, partially offset by an increase in interest rates on our Credit Facility compared to the prior year. Our weighted-average interest rate of 3.4% for the quarter ended September 30, 2022 is similar to the weighted-average interest rate for the same period in 2021.

Real estate depreciation and amortization during the third quarter of 2022 decreased to $81.9 million from $85.0 million in 2021 due to foreign currency fluctuations and property sales in 2022 as described in Note 3 to the condensed consolidated financial statements, partially offset by new investments made after September 30, 2021.

Property-related expenses totaled $8.3 million and $7.1 million for the quarters ended September 30, 2022 and 2021, respectively. Of the property expenses in the third quarter of 2022 and 2021, approximately $5.6 million and $4.0 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 10.6% for the 2022 third quarter, slightly higher than 9.4% in the prior year due to lower revenues from the property sales in 2022 (including $35 million of write-offs of straight-line rent) as described in Note 3 to the condensed consolidated financial statements. On a dollar basis, general and administrative expenses totaled $37.3 million for the 2022 third quarter, basically flat with the prior year third quarter.

During the three months ended September 30, 2022, we disposed of 11 facilities as part of the Prime repurchase transaction and three ancillary properties resulting in a net gain of $68.8 million. During the three months ended September 30, 2021, we sold four facilities resulting in a net gain of $9.3 million.

Earnings from equity interests was $11.5 million for the quarter ended September 30, 2022, up $4.3 million from the same period in 2021, primarily due to $3.6 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022 (part of the Macquarie Transaction) and approximately $2.0 million of dividend income we received in the third quarter of 2022 from our equity interest in Swiss Medical Network. These earnings were partially offset by the loss of equity interest income from the remaining 50% interest of the IMED joint venture that we acquired during December 2021 and the impact from foreign currency fluctuations.

Other income for the 2022 third quarter included a credit loss recovery of approximately $20 million related to loans repaid by Watsonville Community Hospital (see Note 3 for more detail). In addition, we recorded a favorable non-cash fair value adjustment of $3.6 million on our investment in Aevis compared to a $0.8 million favorable adjustment for the same period in 2021.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $18.6 million income tax expense for the three months ended September 30, 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, as well as approximately $5 million of income tax expense associated with the Watsonville loan repayment in the third quarter of 2022 (see Note 3 and Note 5 to the condensed consolidated financial statements for more detail). In comparison, we incurred $10.6 million in income tax expense in the third quarter of 2021.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $74.1 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income tax expense in future periods as income is earned.

Nine Months Ended September 30, 2022 Compared to September 30, 2021

Net income for the nine months ended September 30, 2022, was $1.0 billion ($1.74 per diluted share) compared to $449.5 million ($0.76 per diluted share) for the nine months ended September 30, 2021. This 132% increase in net income is primarily due to gains on sales of real estate in 2022 (including the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements), incremental revenue from new investments, and lower tax expense due to the unfavorable adjustment in the 2021 second quarter to recognize an increase in the United Kingdom corporate income tax rate, partially offset by higher depreciation expense and general and administrative costs. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the “Reconciliation of Non-GAAP Financial Measures” section of Item 2 of this Quarterly Report on Form 10-Q), was $829.5 million for the first nine months of 2022, or $1.38 per diluted share, as compared to $757.3 million, or $1.29 per diluted share, for the first nine months of 2021. This 10% increase in Normalized FFO is primarily due to incremental revenue from new investments made in 2021 and the first nine months of 2022.

A comparison of revenues for the nine month periods ended September 30, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022	% of Total	2021	% of Total	Year over Year Change
Rent billed	$737,029	63.4%	$672,425	59.2%	9.6%
Straight-line rent	146,114	12.6%	174,975	15.4%	-16.5%
Income from financing leases	154,660	13.3%	151,898	13.4%	1.8%
Interest and other income	124,562	10.7%	136,038	12.0%	-8.4%
Total revenues	$1,162,365	100.0%	$1,135,336	100.0%	2.4%

Our total revenues for the first nine months of 2022 are up $27.0 million, or 2%, over the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $35.7 million over the prior year of which approximately $160 million is incremental revenue from acquisitions made in 2021 (including approximately $50 million from Springstone) and the first nine months of 2022 (primarily our Finland acquisition). In addition, rent revenues are up approximately $18 million period-over-period from increases in CPI above the contractual minimum escalations in our leases, $1.2 million from capital additions in 2022, and $3.3 million from the commencement of rent on a development property in the first quarter of 2022. This increase is partially offset by approximately $127.4 million of lower revenues from disposals in 2021 and the first nine months of 2022 (including a $65.7 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements and approximately $42 million of straight-line rent and other write-offs associated with non-Macquarie Transaction disposals in the first nine months of 2022) and $23.6 million of unfavorable foreign currency fluctuations.
•
Income from financing leases – up $2.8 million as 2022 annual rent escalations exceeded lease contractual minimums due to the increase in CPI, partially offset by $1.2 million of lower revenues from the disposal of two financing leases related to the Prime repurchase transaction in the 2022 third quarter.
•
Interest and other income – down $11.5 million from the prior year due to the following:
o
Interest from loans – down $18.7 million over the prior year due to approximately $40.4 million from loan payoffs, including $36.7 million of less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3, and approximately $6 million of unfavorable foreign currency fluctuations. This decrease is partially offset by $27.2 million of incremental revenue earned on new investments including Springstone in the 2021 fourth quarter and the Priory syndicated loan in February 2022 and higher income from annual escalations due to increases in CPI.
o
Other income – up $7.2 million from the prior year as we received more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the nine months ended September 30, 2022 and 2021 totaled $267.0 million and $273.4 million, respectively. This decrease is related to lowering the interest rate on our €500 million senior unsecured notes tranche in October 2021 from 4.000% to 0.993% and foreign currency fluctuations, partially offset by increasing interest rates on our Credit Facility during 2022. Overall, our weighted-average interest rate of 3.3% for the nine months ended September 30, 2022 is lower than the 3.4% in the same period in 2021.

Real estate depreciation and amortization during the first nine months of 2022 increased to $251.5 million from $237.1 million in the same period of 2021 due to new investments made after September 30, 2021, partially offset by a decrease due to property sales in 2022 as described in Note 3 to the condensed consolidated financial statements and foreign currency fluctuations.

Property-related expenses totaled $38.0 million and $31.3 million for the nine months ended September 30, 2022 and 2021, respectively. Of the property expenses in the first nine months of 2022 and 2021, approximately $30.2 million and $23.1 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

As a percentage of revenue, general and administrative expenses represented 10.1% for the first nine months of 2022, slightly higher than 9.5% in the prior year. On a dollar basis, general and administrative expenses totaled $117.6 million for the first nine months of 2022, which is a $10.3 million increase from the same period in 2021. This increase reflects continued ESG efforts in additional charitable giving, further board diversification, and additional benefits to our employees, along with higher professional expenses. Compensation expense was slightly lower overall compared to 2021 as the cost of additional non-executive headcount and benefits were more than offset by a reduction in stock compensation expense from adjusting our payout expectations on certain performance awards.

During the nine months ended September 30, 2022, we realized $536.8 million from the sales of real estate, including the completion of the partnership with MAM in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of 11 facilities related to the Prime repurchase transaction, resulting in a gain on real estate of approximately $67 million. In addition, we disposed of four other facilities and five ancillary properties, resulting in a net gain of $33 million. During the nine months ended September 30, 2021, we sold nine facilities and one ancillary property resulting in a net gain of $9.0 million.

Earnings from equity interests was $33.6 million for the nine months ended September 30, 2022, up $12.0 million from the same period in 2021. This increase is primarily due to $10.1 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022 (part of the Macquarie Transaction) and approximately $4 million of dividend income we received in 2022 from our Switzerland investments, partially offset by the loss of equity interest income from the remaining 50% interest of the IMED joint venture that we acquired during December 2021 and the impact from foreign currency fluctuations.

Debt refinancing and unutilized financing costs were $9.5 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. The costs incurred in 2022 were a result of the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility in the second quarter of 2022 (see Note 4 to the condensed consolidated financial statements for more detail). The costs incurred in 2021 were primarily the result of the early termination of our $900 million interim credit facility (see Note 4 to the condensed consolidated financial statements for more detail).

Other income for the first nine months of 2022 was $35.5 million and included a credit loss recovery of approximately $20 million related to loans repaid by Watsonville Community Hospital (see Note 3 to the condensed consolidated financial statements for more detail). In addition, we recorded a favorable non-cash fair value adjustment of $12.6 million on our investment in Aevis and other investments marked to fair value during 2022 compared to a $2.8 million favorable adjustment for the same period in 2021.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $40.6 million income tax expense for the nine months ended September 30, 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia, as well as tax expense associated with the Watsonville loan repayment (see Note 3 and Note 5 to the condensed consolidated financial statements for more detail). In comparison, we incurred $69.1 million in income tax expense in the same period of 2021, including an adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25%.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $74.1 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands except per share data):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022		September 30, 2021	September 30, 2022	September 30, 2021
FFO information:
Net income attributable to MPT common stockholders	$221,793		$171,137	$1,043,071	$449,485
Participating securities’ share in earnings	(288)		(328)	(1,035)	(1,088)
Net income, less participating securities’ share in earnings	$221,505		$170,809	$1,042,036	$448,397
Depreciation and amortization	99,296		98,492	300,731	277,089
Gain on sale of real estate and other, net	(68,795)		(9,294)	(536,788)	(8,896)
Funds from operations	$252,006		$260,007	$805,979	$716,590
Write-off (recovery) of straight-line rent and other, net of tax	23,863	(1)	3,650	27,444	(1,601)
Non-cash fair value adjustments	(3,597)		(819)	(12,563)	(2,763)
Tax rate changes	—		—	(825)	42,746
Debt refinancing and unutilized financing costs	17		—	9,452	2,339
Normalized funds from operations	$272,289		$262,838	$829,487	$757,311
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.37		$0.29	$1.74	$0.76
Depreciation and amortization	0.16		0.17	0.50	0.48
Gain on sale of real estate and other, net	(0.11)		(0.02)	(0.90)	(0.02)
Funds from operations	$0.42		$0.44	$1.34	$1.22
Write-off (recovery) of straight-line rent and other, net of tax	0.04		—	0.04	—
Non-cash fair value adjustments	(0.01)		—	(0.02)	—
Tax rate changes	—		—	—	0.07
Debt refinancing and unutilized financing costs	—		—	0.02	—
Normalized funds from operations	$0.45		$0.44	$1.38	$1.29
(1)
Includes the write-off of non-cash rent related to the Prime repurchase transaction, partially offset by the credit loss recovery on the loans made to the Watsonville Community Hospital, net of income tax expense.

Total Adjusted Gross Assets

Total adjusted gross assets is total assets before accumulated depreciation/amortization (adjusted for our investments in unconsolidated real estate joint ventures), assumes material transaction commitments are completed, and assumes cash on hand at period-end and cash generated from or to be generated from transaction commitments or financing activities subsequent to period-end are either used in these transactions or used to reduce debt. We believe total adjusted gross assets is useful to investors as it provides a more current view of our portfolio and allows for a better understanding of our concentration levels as our commitments close. The following table presents a reconciliation of total assets to total adjusted gross assets (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Total assets	$19,043,416	$20,519,801
Add: Accumulated depreciation and amortization	1,088,912	993,100
Add: Incremental gross assets of our Investments in Unconsolidated Real Estate Joint Ventures(1)	1,604,762	1,713,603
Net: Reclassification between operators(2)	—	—

Less: Gross book value of the transactions, net(3)	(686,057)	(437,940)
Increase (decrease) in cash from the transactions(4)	39,009	(459,227)
Total adjusted gross assets	$21,090,042	$22,329,337

(1)
Reflects an addition to total assets to present our total share of each joint venture's gross assets. See below for details of the calculation. While we do not control any of our unconsolidated real estate joint venture arrangements and do not have direct legal claim to the underlying assets of the unconsolidated real estate joint ventures, we believe this adjustment allows investors to view certain concentration information on a basis comparable to the remainder of our real estate portfolio. This presentation is also consistent with how our management team reviews our portfolio (dollar amounts in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Real estate joint venture total gross real estate and other assets	$5,519,058	$5,898,342
Weighted-average equity ownership percentage	55%	55%
	3,026,772	3,242,505
Investments in Unconsolidated Real Estate Joint Ventures (including $0.4 billion for the Macquarie Transaction for the 2021 column)	(1,422,010)	(1,528,902)
Incremental gross assets of our Investments in Unconsolidated Real Estate Joint Ventures	$1,604,762	$1,713,603

(2)
The 2022 column reflects a reclass of $0.8 billion of gross assets between Springstone and LifePoint as part of the commitment described in Note 10 to the condensed consolidated financial statements.
(3)
Represents the gross book value of assets sold or written off due to the committed transactions, partially offset by the addition of new gross assets from the committed transactions. See detail below (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Gross book value of assets in transactions as described in Notes 10 and 11	$(659,168)	$—
Book value of Massachusetts assets held-for-sale	—	(1,096,505)
Expected book value of our 50% interest in the Massachusetts joint venture	—	375,975
Unfunded amounts on development deals and commenced capital improvement projects	—	480,132
Non-cash rent write-offs related to disposals	(26,889)	(197,542)
Gross book value of the transactions, net	$(686,057)	$(437,940)

(4)
Represents cash expected from the proceeds generated by the transactions along with cash on hand to fund the transactions or reduce debt as detailed below (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Expected cash proceeds generated by the transactions as described in Notes 3, 10 and 11	$677,000	$1,280,000
Paydown of July 2021 Interim Credit Facility	—	(869,606)
Reduction of revolver balance	(637,991)	(389,489)
Unfunded amounts on development deals and commenced capital improvement projects	—	(480,132)
Increase (decrease) in cash from the transactions	$39,009	$(459,227)

Total Adjusted Revenues

Total adjusted revenues are total revenues adjusted for our pro rata portion of similar revenues in our unconsolidated real estate joint venture arrangements. We believe total adjusted revenues are useful to investors as it provides a more complete view of revenues across all of our investments and allows for better understanding of our revenue concentration. The following table presents a reconciliation of total revenues to total adjusted revenues (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Total revenues	$352,339	$390,779
Revenues from investments in unconsolidated real estate joint ventures	44,997	33,129
Total adjusted revenues	$397,336	$423,908

LIQUIDITY AND CAPITAL RESOURCES

2022 Cash Flow Activity

During the first nine months of 2022, we generated approximately $560 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans, of which we used $525 million to fund our dividends. In addition, we received approximately $2.2 billion of proceeds from disposals (including the Macquarie Transaction as described in Note 3 to Item 1 of this Form 10-Q) and approximately $360 million from the property sales to Prime. We used these proceeds to pay off our July 2021 Interim Credit Facility, partially pay down the outstanding balance on our Credit Facility, fund $1.0 billion of new acquisitions, and make other investments. We exercised the $500 million accordion feature to our revolving credit facility during the first nine months of 2022 and extended the term on both the revolver and term loan portions of our Credit Facility - see Note 4 to Item 1 of this Form 10-Q for additional details.

2021 Cash Flow Activity

During the first nine months of 2021, we generated approximately $577 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows, along with $11 million received from Steward as a return of capital distribution, to fund our dividends of $476 million and certain investment activities. In addition, we invested approximately $3.2 billion in real estate and other assets, including the £1.1 billion Priory Group Transaction in January 2021 (as more fully described in Note 3 to Item 1 of this Form 10-Q), using a combination of cash on-hand and cash generated from the $1.0 billion of net proceeds from the sales of stock during the first nine months of 2021, £850 million from the issuance of senior unsecured notes, approximately $140 million in loan principal repayments, and $650 million in borrowings under the July 2021 Interim Credit Facility.

Short-term Liquidity Requirements:

At November 4, 2022, our liquidity approximates $1.2 billion. We believe this liquidity, along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements, is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects), share repurchases, if any, and debt service obligations for the next twelve months (including contractual interest payments). If the LifePoint Transaction (as more fully described in Note 10 to Item 1 of this Form 10-Q) and the sale of three Prospect facilities (as more fully described in Note 11 to Item 1 of this Form 10-Q) are consummated in 2023, we would have approximately $650 million of additional liquidity.

Long-term Liquidity Requirements:

As of November 4, 2022, our liquidity approximates $1.2 billion. We believe that this liquidity, along with monthly cash receipts from rent and loan interest (of which 99% of such leases and mortgage loans include escalation provisions that compound annually) and regular distributions from our joint venture arrangements, is sufficient to fund our operations, debt and interest obligations (including our December 2023 debt maturity of approximately $450 million), our firm commitments, share repurchases, if any, and dividends in order to comply with REIT requirements for the foreseeable future.

However, in order to make additional investments, to fund debt maturities coming due after 2023, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•
strategic property sales or joint ventures (including the LifePoint Transaction as described in Note 10 and the sale of three Prospect facilities as described in Note 11);
•
sale of equity securities;
•
new bank term loans;
•
new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•
new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 4, 2022 are as follows (in thousands):

2022	$—
2023	455,160
2024	776,400
2025	1,294,380
2026	2,388,712
Thereafter	4,881,005
Total	$9,795,657

Contractual Commitments

We presented our contractual commitments in our 2021 Annual Report on Form 10-K and provided an update in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2022 and March 31, 2022. There have been no other significant changes through November 4, 2022.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2022:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2022, our outstanding debt totaled $9.5 billion, which consisted of fixed-rate debt of approximately $8.7 billion (after considering interest rate swaps in-place) and variable rate debt of $0.8 billion. If market interest rates increase by 10%, the fair value of our debt at September 30, 2022 would decrease by approximately $218.1 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2.8 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $2.8 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at September 30, 2022.

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

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$9,504	$18,293	$18,390
Euro (€)	2,028	6,151	6,167
Swiss franc (CHF)	4,197	6,411	3,664
Australian dollar (A$)	1,285	3,357	3,357
Colombian peso (COP)	1,147	1,163	1,163

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-July 31, 2022	41,141	$15.46	—	N/A

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 9, 2022