Form 10-K
period 2022-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2023-03-01
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Medical Properties Trust, Inc. Yes ☐ No ☒ MPT Operating Partnership, L.P. Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the 592.9 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $9.1 billion based upon the last reported sale price of $15.27 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 17, 2023, 598.3 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 25, 2023 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2022, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•
our business strategy;
•
our projected operating results;
•
our ability to close on any pending transactions or complete current development projects on the time schedule or terms described or at all;
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
•
our ability to obtain future financing arrangements (including refinancing of existing financing arrangements);
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
•
the impact of factors that may affect our business, our joint ventures or the business of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or pandemics (such as the coronavirus ("COVID-19")) and subsequent government actions in reaction to such matters;

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
•
the execution of our business plan;
•
financing risks, including due to rising inflation and interest rates;
•
acquisition and development risks;
•
potential environmental contingencies and other liabilities;
•
adverse developments affecting the financial health of one or more of our tenants, including insolvency;
•
other factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•
our ability to maintain our status as a real estate investment trust ("REIT") for U.S. federal and state income tax purposes;
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

PART I

ITEM 1. Business

Overview

We are a self-advised REIT formed in 2003 to acquire and develop net-leased healthcare facilities. At December 31, 2022, we had investments in 444 facilities and approximately 44,000 licensed beds in 31 states in the U.S., in seven countries in Europe, across Australia, and in Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

Our primary business strategy is to acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also may make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for working capital and other purposes. From time-to-time, we may make noncontrolling investments in our tenants, which we refer to as investments in unconsolidated operating entities. These investments are typically made in conjunction with larger real estate transactions with the tenant that give us a right to a share in such tenant’s profits and losses and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to serve their communities by unlocking the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

Our investments in healthcare real estate, other loans, and any investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 of this Annual Report on Form 10-K.

Assets

At December 31, 2022 and 2021, our total assets were made up of the following (dollars in thousands):

	2022		2021
Real estate assets - at cost	$15,917,839	81.0%	$17,425,765	84.9%
Accumulated real estate depreciation and amortization	(1,193,312)	-6.1%	(993,100)	-4.8%
Cash and cash equivalents	235,668	1.2%	459,227	2.2%
Investments in unconsolidated real estate joint ventures	1,497,903	7.6%	1,152,927	5.6%
Investments in unconsolidated operating entities	1,444,872	7.4%	1,289,434	6.3%
Other	1,755,030	8.9%	1,185,548	5.8%
Total assets(1)	$19,658,000	100.0%	$20,519,801	100.0%

(1)
At December 31, 2022 and 2021, respectively, our total adjusted gross assets were $21 billion and $22 billion, which represents total assets plus accumulated depreciation and amortization adjusted for our investments in unconsolidated real estate joint ventures and assumes material transaction commitments as described in Note 8 and Note 13 of Item 8 of this Annual Report on Form 10-K are completed at December 31, 2022 – see section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Revenues

The following is a breakdown of our revenues for the years ended December 31 (dollars in thousands):

	2022		2021
Rent billed	$968,874	62.8%	$931,942	60.4%
Straight-line rent	204,159	13.2%	241,433	15.6%
Income from financing leases	203,580	13.2%	202,599	13.1%
Interest and other income	166,238	10.8%	168,695	10.9%
Total revenues(1)	$1,542,851	100.0%	$1,544,669	100.0%

(1)
For 2022 and 2021, our adjusted revenues were $1.7 billion, which adjusts actual total revenues to include our pro rata portion of similar revenues in our unconsolidated real estate joint venture arrangements. See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction activity for 2022 and 2021.

Portfolio of Properties

As of February 17, 2023, our portfolio consisted of 444 properties: 427 facilities are leased to 55 tenants, seven are under development, five are in the form of mortgage loans, and five properties, representing less than 1% of total assets, are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 106 facilities are owned by way of our five unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 202 general acute care hospitals, 67 behavioral health facilities, 112 inpatient rehabilitation hospitals (“IRFs”), 20 long-term acute care hospitals (“LTACHs”), and 43 freestanding ER/urgent care facilities (“FSERs”).

See Item 2 of this Annual Report on Form 10-K for further information about our properties.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. In addition, we may selectively structure certain of our investments as long-term, interest-only mortgage loans to healthcare operators. Our mortgage loans are typically structured such that we obtain annual cash returns similar to our net leases. In addition, we have obtained and may continue to obtain profits or other interests in certain of our tenants’ operations. These noncontrolling investments in our tenants are typically made in conjunction with larger real estate transactions, provide for certain minority rights and protections, and typically give us a right to participate in future real estate transactions and enhance our overall return. However, none of the investments in our tenants require us to provide additional capital funding.

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, according to the 2022 American Hospital Association hospital statistics report, there were approximately 5,000 community hospitals in 2020, as well as an estimated $500-$750 billion of operator-owned hospital real estate facilities in the U.S. alone (according to industry reports). We typically focus on acquiring and developing net-leased facilities that are specifically designed to reflect the latest trends in healthcare delivery methods and that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

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

On a property type basis, our total assets at December 31, 2022 and total revenues for the 2022 year are as follows:

Diversification

A fundamental component of our business plan is the continued diversification of our portfolio. We monitor diversification in several ways, including concentration in any one facility. We believe facility level diversification is important because if an individual facility is needed in the community and has support from local physicians and others in the community, its operations will generally be successful regardless of who the operator is (see "Underwriting/Asset Management" section below for performance indicators we look for at the facility level). Other ways we monitor diversification include our tenant relationships, the types of hospitals we own, and the geographic areas in which we invest.

At December 31, 2022, no single property accounted for more than 3% of our total assets, similar to the prior year. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe, Australia, and South America. See below for investment concentration in the U.S. and our global concentration at December 31, 2022 as a percentage of total assets, along with our concentration of revenues for the year ended December 31, 2022:

TOTAL ASSETS BY COUNTRY

3%
3%
1%
3%
4%
4%
21%
61%
United States
United Kingdom
Australia
Switzerland
Germany
Spain
Other Countries
Other

TOTAL REVENUES BY COUNTRY

4%
2%
1%
2%
20%
71%

ASSETS BY U.S. STATE

5%
10%
7%
7%
6%
4%
22%
Texas
California
Florida
Utah
Massachusetts
26 Other States
Other

REVENUES BY U.S. STATE

11%
11%
7%
9%
2%
31%

For geographic concentration, certain of our loan and equity investments in operators are allocated in proportion to our real estate investments at the end of each reporting period. Such allocations are subject to change from period-to-period.

Underwriting/Asset Management

Revenues from rents we earn pursuant to lease agreements with our tenants make up approximately 90% of our total revenues with the remainder of our income coming from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are impacted by economic, regulatory, healthcare, and market conditions (along with the possibility of natural disasters, health crises, or pandemics, like COVID-19) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

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
•
trends in tenants' cash collections, including comparison to recorded net patient service revenues, knowing and assessing current revenue cycle management systems and potential future planned upgrades or replacements;
•
tenants' free cash flow;
•
the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants', borrowers', and guarantors' profitability and liquidity;
•
the potential impact of any legal, regulatory, or compliance proceedings with our tenants (including at the facility level);
•
the potential impact of supply chain and inflation-related challenges as they relate to new developments or capital addition projects;
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

Healthcare Industry

The delivery of healthcare services, whether in the U.S. or elsewhere, requires real estate. The global outbreak of COVID-19 further validated this, as hospitals during the pandemic were proven invaluable. As a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•
compelling demographics driving the demand for health services;
•
specialized nature of healthcare real estate investing; and

•
consolidation of the fragmented healthcare real estate sector.

As noted previously, we have investments in 10 different countries across four continents. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we currently do business (according to government sources and healthcare industry reports):

United States (population - approximately 330 million)

•
U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.
•
U.S. currently ranks highest in overall health expenditure in the world with $4.3 trillion in 2021, or $12,914 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 18.3% in 2021.
•
The largest share of total health spending was paid by the federal government at 34%, with individual pay at 27%, private business funding 17%, state and local governments making up 15%, and other private sources accounting for 7%.
•
Medicare spending grew 8.4% to $900.8 billion in 2021, or 21% of total National Health Expenditures (“NHE”).
•
Medicaid spending grew 9.2% to $734.0 billion in 2021, or 17% of total NHE.
•
Hospital expenditures grew 4.4% to $1.3 trillion in 2021.
•
Out-of-pocket spending grew 10.4% to $433.2 billion in 2021, or 10% of total NHE.

United Kingdom (population - approximately 68 million)

•
All English residents are entitled to public healthcare through the National Health Service (“NHS”), including hospital, physician, and mental health care.
•
Overall health expenditures grew to £276.6 billion in 2021, up from £257.5 billion in 2020.
•
Health expenditures accounted for 11.9% of GDP in 2021.
•
Government-financed healthcare expenditure made up 83% of healthcare spending in 2021.
•
The main provider type of government-financed healthcare was hospitals, making up 47% of government healthcare expenditure in 2020.
•
Private household out-of-pocket and voluntary health insurance spending totaled £30 billion in 2020, down from £40 billion in 2019.

Switzerland (population - approximately 9 million)

•
Switzerland operates a universal healthcare system which is highly decentralized, with the cantons playing a key role in its operation.
•
Health expenditures accounted for 11.8% of GDP in 2020.
•
Overall health expenditures were CHF83.3 billion in 2020, which was a 1.0% increase from 2019.
•
In 2019, hospital care represented 37% of total health expenditures.

Germany (population - approximately 84 million)

•
Health insurance in Germany is compulsory and consequently offers almost universal coverage.
•
Health expenditures were approximately 13% of GDP in 2020.
•
Health expenditures were €440.6 billion in 2020, or €5,298 per person, which was a 7.3% increase from 2019.
•
In 2020, private health insurance accounted for 8.0% of total health expenditures.
•
Hospital expenditures totaled €114.2 billion in 2020, up from €103.4 billion in 2019.

Australia (population - approximately 25 million)

•
Australia has a regionally administered, universal public health insurance program that is financed through general tax revenue and a government levy.
•
In 2020, health expenditures accounted for 10.6% of GDP.
•
Overall health expenditures were A$202.5 billion in 2020, a 3.7% increase from 2019.
•
The federal and local government funded approximately 70% of health spending in 2020.
•
In 2020-2021, Australia spent $89.7 billion of health expenditure on hospitals, which was an increase of 4.9% compared with the previous year.

Spain (population - approximately 47 million)

•
Spain has a public healthcare system, mainly financed by taxes, which allows residents to have access to free or very low-cost healthcare.
•
In 2020, health expenditures accounted for 10.7% of GDP.
•
Overall health expenditures were €122.9 billion in 2020, a 6.4% increase from 2019.
•
In 2020, hospital care represented approximately 62% of the overall public healthcare expenditure.
•
Public spending accounted for 74% of all health spending in 2020.
•
Out-of-pocket payments were 19.6% in 2020.

Italy (population - approximately 60 million)

•
Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents and is funded by corporate and value-added tax revenues collected by the central government.
•
In 2021, total health expenditures were €169 billion, or 9.5% of GDP.
•
In 2021, public spending on healthcare was €128 billion and private funding was €41 billion.
•
In 2021, hospital care represented approximately 42% of the overall healthcare expenditure.
•
In 2021, 22% of total health spending was paid out-of-pocket.

Finland (population - approximately 6 million)

•
Finland's healthcare system provides public healthcare services that all residents are entitled to, which is funded by taxes and social security payments.
•
In 2019, total health expenditures were €22 billion, or €3,983 per person, an increase of 3% from the prior year.
•
In 2020, health expenditures accounted for 9.2% of GDP.
•
In 2019, public spending on healthcare accounted for 77% of the overall healthcare expenditure.
•
Finland invested €8.2 billion in hospitals in 2019, an increase of 2% from the prior year.

Portugal (population - approximately 10 million)

•
Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•
Health spending in Portugal accounted for 11.2% of GDP in 2021, up from 10.1% in 2020.
•
Overall health expenditures were €211 billion in 2020, or €2,050 per person.
•
Public spending accounted for 67% of all health spending in 2020.
•
In 2019, Portugal invested €8.6 billion in hospitals, an increase of 7% from the prior year.
•
In 2020, 28% of total health spending was paid out-of-pocket.

Colombia (population - approximately 51 million)

•
Colombia provides universal public and private coverage available for purchase through private companies where all citizens are entitled to a comprehensive health benefit package.
•
In 2020, health expenditures were 9% of GDP.
•
In 2020, overall health expenditures were $22.6 billion and are projected to grow to $27.8 billion in 2023.
•
Out-of-pocket payments were $3.7 billion in 2019, a decrease of 4% from the prior year.

Our Leases and Loans

The leases of our facilities are generally “triple-net” leases with terms requiring the tenant to pay all ongoing operating expenses of the facility, including property, casualty, general liability, and other insurance coverages; utilities and other charges incurred in the operation of the facilities; real estate and certain other taxes; ground lease rent (if any); and the costs of repairs and maintenance (including any repairs mandated by regulatory requirements). Our tenants are also responsible for any desired capital expenditures (costs that either improve the value of the facility or extend the facility's life), subject to our approval; however, if we agree to fund such capital expenditures instead, our lease revenue will increase accordingly. Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities, as well.

Our current leases and loans have a weighted-average remaining initial term of 17.6 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (“CPI”), or similar indexes for properties outside the U.S. and/or fixed minimum annual rent escalations.

Significant Tenants

Our top five tenants, on a total asset basis, were as follows (dollars in thousands):

Total Assets by Operator

	As of December 31, 2022		As of December 31, 2021
Operators	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Steward
Florida market	$1,324,555	6.7%	$1,279,633	6.2%
Utah market	1,192,384	6.1%	1,224,666	6.0%
Texas/Arkansas/Louisiana market	1,073,425	5.5%	863,992	4.2%
Massachusetts market	756,818	3.8%	1,376,289	6.7%
Arizona market	298,486	1.5%	279,956	1.4%
Ohio/Pennsylvania market	117,005	0.6%	119,365	0.6%
Circle	2,062,474	10.5%	2,371,038	11.6%
Prospect	1,483,599	7.5%	1,631,691	8.0%
Priory	1,290,213	6.6%	1,000,009	4.9%
Springstone	985,959	5.0%	993,446	4.8%
Other operators	7,461,923	38.0%	7,802,257	38.0%
Other assets	1,611,159	8.2%	1,577,459	7.7%
Total	$19,658,000	100.0%	$20,519,801	100.0%

On a total adjusted gross asset basis after adjusting for binding commitments and transactions closed after December 31, 2022 as described in Note 8 and Note 13 to Item 8 of this Annual Report on Form 10-K, our top five tenants were Steward Health Care System LLC ("Steward") (19.8%), Circle Health Ltd. ("Circle") (10.4%), Lifepoint Health, Inc. ("Lifepoint") (6.6%), Swiss Medical Network (6.4%), and Priory Group ("Priory") (6.2%). See section titled “Non-GAAP Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Steward

Affiliates of Steward lease 41 facilities across six different markets pursuant to two master lease agreements (one of which covers the eight properties that are part of the joint venture with Macquarie Asset Management ("MAM"), as further described in Note 3 to Item 8 of this Annual Report on Form 10-K). The master leases are basically identical and have a fixed term ending October 2041 with one remaining five-year extension option, plus annual inflation-based escalators. At December 31, 2022, these facilities had an average remaining fixed lease term of 18.8 years. The remaining five-year extension option must include all leased properties within the respective master lease, if exercised. The master leases include a right of first refusal for the repurchase of the leased properties.

In addition to the master leases, we hold a promissory note totaling approximately $220 million, which consists of five tranches with varying terms. On January 8, 2021, we made a $335 million loan to affiliates of Steward, the terms of which provide us opportunities for participation in the value of Steward’s growth. All of the proceeds from this loan were paid to Steward's former private equity sponsor to redeem a similarly sized convertible loan. Finally, we hold a 9.9% equity investment in Steward totaling approximately $126 million.

Circle

Affiliates of Circle lease 36 facilities pursuant to separate lease agreements. Of these leases, 31 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining five facilities are leased pursuant to four separate leases with a weighted-average remaining initial fixed term of 13.6 years along with annual inflation-based escalators and extension options.

Prospect

Affiliates of Prospect Medical Holdings, Inc. (collectively, “Prospect”) lease 13 facilities pursuant to two master lease agreements. Both master leases had initial fixed terms of 15 years (ending in August 2034) and contain two extension options of five years and one extension option of four years and nine months, plus annual inflation-based escalators. In addition to these master leases, we hold a $151 million mortgage loan secured by a first mortgage on an acute care hospital and a $112 million term loan. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized.

See Note 3 and Note 8 to Item 8 of this Annual Report on Form 10-K for activity in 2022 and expected activity in 2023 involving Prospect.

Priory Group

Affiliates of Priory lease 32 facilities pursuant to separate lease agreements. Of these properties, 26 are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2046, with two ten-year extension options plus annual inflation-based escalators. The remaining six facilities are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2044, with annual inflation-based escalators.

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory, of which we funded £96.5 million towards a £100 million participation level in the variable rate loan, which as of December 31, 2022 paid an effective rate of 8.3%. See Note 3 to Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.

Springstone

Affiliates of Springstone Health Opco, LLC (“Springstone”) lease 18 facilities pursuant to one master lease agreement. The master lease had an initial fixed term of 20 years (ending in October 2041), and contains two extension options of five years plus inflation-based escalators. In addition to the master lease, we hold a mortgage loan secured by a first mortgage on a behavioral health hospital. The master lease and mortgage loan are all cross-defaulted and cross-collateralized. Finally, we have an acquisition loan and a 49% interest in Springstone at December 31, 2022.

On February 7, 2023, a subsidiary of Lifepoint acquired a majority interest in Springstone and paid off the approximately $190 million acquisition loan, plus accrued interest. In addition, our mortgage loan was converted to fee simple ownership of the same property in connection with this transaction. See Note 13 to Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.

No other tenant accounted for more than 5% of our total assets at December 31, 2022.

Tax Structure

We have operated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”) since 2004. Accordingly, we are generally not subject to U.S. federal corporate income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a "C" corporation.

The Code defines a REIT as a corporation that: (a) is managed by one or more directors; (b) would be taxable as a domestic corporation if not for Sections 856 through 860 of the Code; (c) is beneficially owned by 100 or more persons; (d) does not have five or fewer individuals owning more than 50% in value of the outstanding stock; and (e) meets certain asset, income, and distributions tests.

We believe that we are organized and have operated in a manner that is in line with the Code’s definition of a REIT since 2004, and we intend to operate in this manner for the foreseeable future. However, see our “Tax Risks” section in Item 1A of this Annual Report on Form 10-K for further information including the potential impact to us if we were to lose our REIT status.

Certain non-real estate activities (such as working capital loans or investments in unconsolidated operating entities) we undertake are conducted by entities which we elected to be treated as a TRS. Our TRS entities are subject to both U.S. federal and state income taxes. In the case of domestic investments in unconsolidated operating entities, these investments typically fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS that owns healthcare operations so long as the property is operated by an entity that qualifies as an “eligible independent contractor.”

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC-5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, OSHPD adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required OSHPD to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit, or up to five years if the compliance plan was for a rebuild.

As of December 31, 2022, we have 20 licensed hospitals in California totaling investments of approximately $1.5 billion. Exclusive of one hospital granted an OSHPD extension to October 10, 2024 (representing less than 0.6% of our total assets), under California AB 2190, all of our California hospitals are seismically compliant through 2030 as determined by OSHPD. We expect full compliance by the end of 2024 for the one remaining hospital.

Colombia Seismic Standards

Similar to California, the design, construction, and technical supervision of buildings in Colombia must meet certain minimum seismic standards. Such standards divide the country into seismic hazard zones: low threat, intermediate threat, and high threat. Two of our facilities are located in Bogotá, an intermediate threat zone, while the other two facilities (representing less than 1% of our total assets) are located in a high threat zone.

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

As of December 31, 2022, we estimate that our four facilities need approximately $15 million of seismic upgrades to become compliant under Colombian law. The deadline for making such upgrades is December 2024, which we fully expect to meet.

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
•
some of our competitors may pursue a transaction more quickly than we do;
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

We maintain or require in our leases and mortgage loans that our tenants maintain applicable types of insurance on our facilities and their operations. In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2022, we believe that the policy specifications and insured limits of our tenant’s policies and our own policies are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice. However, no assurances can be given that we will not incur losses that are uninsured or that exceed our insurance coverage.

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

As in the U.S. under HIPAA, our tenants in foreign jurisdictions are typically subject to strict laws and regulations governing data protection (such as the European Union's General Data Protection Regulation ("GDPR")), generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval in foreign jurisdictions may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures.

Our leases and loan documents typically require our tenants, both domestic and foreign, to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations (including that of our tenants/borrowers) in such jurisdictions to conform in all material respects with all applicable healthcare laws, rules, and regulations.

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

The Civil Monetary Penalties Law. The Civil Monetary Penalties Law (“CMPL”) is a comprehensive statute that covers an array of fraudulent and abusive activities and is very similar to the False Claims Act. Among other things, the CMPL prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent, the presentation of false or misleading information in connection with claims for payment, and other acts involving fraudulent conduct. Violation of the CMPL may result in penalties ranging from $20,000 to in excess of $100,000 (penalties are periodically adjusted). Notably, such penalties apply to each instance of prohibited conduct, including each item or service not provided as claimed and each provision of false information or each false record. In addition, violators of the CMPL may be penalized up to three times the amount unlawfully claimed and may be excluded from participation in federal healthcare programs.

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

Other Healthcare Matters

Reimbursement Pressures. Healthcare facility operating margins have faced significant pressure due to the deterioration in pricing flexibility and payor mix, a continued shift toward alternative payment models, increases in operating expenses, reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. More specifically, certain facilities and departments such as IRFs, LTACHs, and Hospital Outpatient Departments (“HOPDs”) continue to face reimbursement pressures because of legislative and regulatory restrictions and limitations on reimbursement. Finally, the outbreak of the COVID-19 pandemic materially adversely affected our tenants and their operations, as well as the global economy and financial markets. For example, as a result of the COVID-19 pandemic, elective surgery volumes at our tenants' facilities declined and routine physician office visits were down due to stay-at-home orders and general reluctance on the part of patients to visit facilities for non-emergent health services. We cannot predict how and to what extent pandemics like COVID-19 or other health crises may impact the business of our tenants or whether our business will be adversely impacted.

Healthcare Reform. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and health insurance exchanges. A number of reforms stem from the ACA, and federal agencies, including CMS, continue to propose and implement policies founded in the ACA. These include various cost containment initiatives, quality improvement efforts, pay-for-performance criteria, and value-based purchasing programs, among others. Health information technology standards for healthcare providers also continue to be implemented as a means of improving quality and reducing costs. We cannot predict the impact of how any new initiatives, if adopted, will affect our business, as some aspects may benefit the operations of our tenants, while other aspects may present challenges.

Environmental, Social, and Governance

Environmental, social, and governance (“ESG”) initiatives are an important part of our overall corporate activities, and we intend to further our sustainability efforts in each of the three ESG pillars. Our approach to sustainability is overseen by our board, executive management team, and our Environmental and Social Committee, which was formed to continuously improve programs, policies, and practices relating to environmental, social, and governance initiatives across all aspects of our business. In addition, we have an Ethics, Nominating and Governance Committee with responsibility for developing and recommending corporate governance guidelines and policies. We also have established an employee-led "Green Team" with responsibility for driving further environmental performance improvements across all aspects of our business.

In early 2022, we completed and published our inaugural Corporate Responsibility Report, which describes how our approach to ESG issues enables us to support our employees, to build strong tenant relationships, and positions us for sustainable success. Our environmental sustainability initiatives focus on environmental improvements to our corporate operations and hospital facilities.

For additional information regarding our ESG initiatives and to view our Corporate Responsibility Report, please visit our website at www.medicalpropertiestrust.com.

Human Capital

Our employees are our most valuable asset. Led by our founding executives, including Emmett McLean who has announced his retirement effective September 1, 2023, we have a total of 119 employees as of February 17, 2023, located in the U.S., Luxembourg, United Kingdom, and Australia. As we grow, we expect our head count to increase as well. However, we do not believe that any year-over-year adjustments to the number of employees will have a material effect on our operations or to general and administrative expense as a percent of revenues. None of our employees are subject to a collective bargaining agreement.

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

In 2022, we conducted an employee satisfaction survey to measure the level of satisfaction of each employee and gain insight into the health of our company. The responses and comments we received were overwhelmingly positive. As a result, MPT earned a 95% overall engagement score, high levels for employee satisfaction and confidence in executive management, and was selected as one of Modern Healthcare’s Best Places to Work in healthcare for 2022.

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

Available Information

Our website address is www.medicalpropertiestrust.com and provides access in the “Investor Relations” section, free of charge, to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We use, and intend to continue to use, the “Investor Relations” section of our website as a means of disclosing material nonpublic information and of complying with our disclosure obligations under Regulation FD, including, without limitation, through the posting of investor presentations that may include material nonpublic information. Accordingly, investors should monitor the “Investor Relations” section, in addition to following our press releases, SEC filings, public conference calls, presentations, and webcasts. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating, and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

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

Another economic or financial crisis, significant concerns over energy costs and inflation, rising interest rates, geopolitical issues, the availability and cost of credit, or a declining real estate market in the U.S. or abroad can contribute to increased volatility, diminished expectations for the economy and the markets, shortage of available healthcare workers and related increased labor costs, and high levels of unemployment by historical standards. As was the case from 2008 through 2010, as well as most of 2022, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate a steep economic decline.

Adverse U.S. and global market, economic and political conditions, including dislocations and volatility in the credit markets, rising inflation and interest rates, and general global economic uncertainty, could have a material adverse effect on our business, results of operations, and financial condition as a result of the following potential consequences, among others:

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

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Prospect, Priory, and Springstone.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We are dependent upon the ability of our tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2022, our largest tenants – Steward, Circle, Prospect, Priory, and Springstone – represented 24.2%, 10.5%, 7.5%, 6.6%, and 5.0%, respectively, of our total assets.

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

Any adverse result to our tenants (particularly Steward, Circle, Prospect, Priory, and Springstone) in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us. If any one of these tenants were to file for bankruptcy protection, we may not be able to collect any pre-filing amounts owed to us by such tenant. In a bankruptcy proceeding, such tenant may terminate our lease(s), in which case we would have a general unsecured claim that would likely be for less than the full amount owed to us. Any secured claims we have against such tenant may only be paid to the extent of the value of the collateral, which may not cover all or any of our losses. The protections that we have in our leases, which can include letters of credit, cross default provisions, parent guarantees, repair reserves, and the right to exercise remedies including the termination of the lease and replacement of the operator, may prove to be insufficient, in whole or in part, or may entail further delays. In instances where we have an equity investment in our tenant’s operations, in addition to the effect on these tenants’ ability to meet their financial obligation to us, our ownership and investment interests may also be negatively impacted.

We have experienced rapid growth over the years, from adding new tenants to expanding our global footprint, and our failure to effectively manage our growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.

We have experienced growth through investments in healthcare properties and expansion into ten countries and four continents. We continually evaluate property acquisition and development opportunities as they arise, and we typically have a number of potential acquisition and development transactions under active consideration.

There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage the facilities we have acquired over the years across ten countries and those that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies, and markets, and exposes us to local economic downturns and adverse market developments.

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

It may be costly to find new tenants when lease terms end, and we may not be able to replace such tenants with suitable replacements on suitable terms.

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

We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2022, we have approximately $1.4 billion of investments in unconsolidated operating entities, including $0.5 billion of investments in Steward, our largest tenant. These investments include loans but also equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure. Our results of operations and financial condition may be adversely affected if the related operators fail to successfully operate the facilities efficiently and in a manner that is in our best interest.

We have less experience with healthcare facilities located outside the U.S.

At December 31, 2022, we had approximately 39% of our total assets located in nine different countries outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit and future developments in the European Union, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

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

We and our tenants have exposure to contingent rent escalators, which could impact profitability.

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI (or a similar index internationally), typically with specified caps and floors. If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions or higher than normal inflation results in significant increases in CPI (like has been the case in 2022), but the escalations under our leases are capped, our growth and profitability may be limited.

On the flip side, higher than normal increases in CPI could negatively impact our tenants' profitability, particularly if reimbursement revenues from governmental programs, like Medicare, do not keep pace. Even if these governmental programs eventually increase reimbursement rates in line with CPI, there could be interim shortfall for our tenants, which may adversely impact our ability to collect rent/interest on a timely basis.

The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.

Some of our tenants may be newly organized, have limited or no operating history, or may be thinly capitalized such that they may need loans from us for working capital purposes from time-to-time. Any bankruptcy filings by one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy (like it was in the case of Pipeline Health System, LLC ("Pipeline") in 2022), we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition.

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

We have 114 leased properties that are subject to purchase options as of December 31, 2022. For 93 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements generally provide for an appraisal process to determine fair market value. For 13 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining eight leases, the purchase options approximate fair value.

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

We have investments in five unconsolidated real estate joint ventures with independent parties that total approximately $1.5 billion at December 31, 2022. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions if needed, that our partner might have economic or other interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we may need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

Increased scrutiny and changing expectations from investors, employees, and other stakeholders regarding our ESG practices and reporting could cause us to incur additional costs, devote additional resources, and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increased scrutiny related to their ESG practices and reporting. Investors, employees, and other stakeholders have begun to focus on ESG practices and to place greater importance on the implications and social cost of their investments and business decisions. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. In addition, investors, particularly institutional investors, use ESG practices and scores to benchmark companies against their peers and if a company is perceived as lagging, such investors may engage with a company to improve ESG disclosure or performance and may also make voting decisions on this basis. Given this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting regarding, among others, corporate governance, environmental compliance, human capital management, and workforce inclusion and diversity do not meet investor, employee, and other stakeholder expectations, our reputation may be negatively impacted. We could also incur additional costs and devote additional resources to monitoring, reporting, and implementing various ESG practices. Our failure, or perceived failure, to meet the goals and objectives we set in our sustainability disclosure or the expectations of our various stakeholders, could negatively impact our reputation, tenant and employee retention, and access to capital.

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

As of February 17, 2023, we had approximately $10.3 billion of debt outstanding. Our indebtedness could have significant effects on our business. For example, it could require us to use a substantial portion (or all) of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, development projects, and other general corporate purposes and reduce cash for distributions; force us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt; increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; restrict us from making strategic acquisitions or exploiting other business opportunities; and place us at a competitive disadvantage compared to our competitors that have less debt.

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.1 billion in variable interest rate debt that we had outstanding as of February 17, 2023 (excluding the variable rate debt that we have fixed through interest rate swaps). If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in 2023 and future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, joint venture proceeds, or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. See Item 7 of Part II of this Annual Report on Form 10-K for further information on our current debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility ("Credit Facility") and the indentures governing our outstanding unsecured senior notes and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our Credit Facility and senior unsecured notes limit the amount of dividends we can pay. Finally, senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 17, 2023, we had approximately $2.8 billion in variable interest rate debt along with €655 million and approximately $900 million in our joint venture arrangements with Primotop Holdings S.à.r.l. (“Primotop”) and MAM, respectively. This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we have entered into interest rate swaps to fix the interest rate on all but $1.1 billion of this debt and have an interest rate cap in place on another $900 million. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that these arrangements may result in higher interest rates than we would otherwise have (in the case of our interest rate swaps). Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to service our debt and make distributions to our stockholders.

The market price and trading volume of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investment.

As can be seen in 2022, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. A variety of factors may cause significant price variations, including the amount and status of short interest in our securities and any coordinated trading activities or large derivative positions in our common stock. For example, the potential for a short squeeze whereby a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, may result in volatility in our stock price. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price.

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
•
short-selling activity;
•
the financial performance and health of our tenants; and
•
general market and economic conditions, including inflation and rising interest rates.

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

As of February 17, 2023, our issue-level rating on our unsecured notes remained at BBB-, while our corporate credit rating from S&P remained at BB+ and our corporate family rating from Moody’s Investors Service was Ba1. On December 22, 2022, all of our ratings with S&P were placed on negative credit watch. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our price per share of common stock, relative to market interest rates. If market interest rates continue to increase, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.

We acquire, develop, and make investments in healthcare real estate. In addition, we selectively make investments in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease or loan payments to us as well as our return on our equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders is dependent on the real estate and healthcare industries.

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

We have developed and constructed facilities in the past and are currently developing several facilities. Our development and related construction activities may subject us to the following risks: we may have to compete for suitable development sites; our ability to complete construction is dependent on there being no title, environmental, or other legal proceedings arising; we may be subject to delays due to weather conditions, strikes, supply chain disruptions, available labor, and other contingencies beyond our control; we may be unable to obtain, or suffer delays in obtaining necessary zoning, land-use, building, occupancy, and other required governmental permits, which could result in increased costs, delays, or our abandonment of these projects; and we may incur construction costs for a facility which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait for some time to earn significant cash returns. In addition, our tenants may not be able to obtain managed care provider contracts in a timely manner or at all. Risks associated with our development projects may reduce anticipated rental revenue, which could affect our ability to service our debt and make distributions.

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

The shift in our tenant payor mix away from fee-for-service payors results in an increase in the percentage of revenues attributable to alternative payment models implemented by private and government payors, which can lead to reductions in reimbursement for services provided by our tenants. There is continued focus on transitioning Medicare from its traditional fee-for-service model to models that employ one or more capitated, value-based, or bundled payment approaches, and private payors have implemented similar types of alternative payment models. Such efforts from private and government payors, in addition to general industry trends, continue to place pressures on our tenants to control healthcare costs. Furthermore, pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These shifts place further cost pressures on our tenants. We also continue to believe that, due to the aging of the population and the expansion of governmental payor programs, there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

Finally, healthcare facility reimbursement practices and quality of care issues may result in loss of license or certification, such as engaging in the practice of “upcoding,” whereby services are billed for higher procedure codes, or an event involving poor quality of care, which leads to the serious injury or death of a patient. The failure of any tenant/borrower to comply with such laws, requirements, and regulations resulting in a loss of its license would affect its ability to continue its operation of the facility and would adversely affect its ability to make lease and/or loan payments to us. This, in turn, could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to service our debt and make distributions.

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities in the U.S. are typically subject to regulatory approvals, such as federal antitrust laws and state certificate of need laws in the U.S. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s/borrower’s ability to obtain reimbursement for services rendered, which could adversely affect its ability to make lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

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

We depend on the services of our executives and other officers to carry out our business and investment strategy. If we were to lose any of these, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions, and manage the facilities that we have acquired or developed. Additionally, as we expand, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Pursuant to Maryland law, our charter and bylaws contain provisions that may have the effect of deterring changes in management and third-party acquisition proposals, which in turn could depress the price of our common stock or cause dilution.

Our charter contains ownership limitations that may restrict business combination opportunities, inhibit change of control transactions, and reduce the value of our common stock. To qualify as a REIT under the Code, no more than 50% in value of our outstanding stock, after taking into account options to acquire stock, may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. Our charter generally prohibits direct or indirect ownership by any person of more than 9.8% in value or in number, whichever is more restrictive, of outstanding shares of any class or series of our securities, including our common stock. Generally, our common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring, or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of either the value or number of the outstanding shares of our common stock.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information (in accordance with GDPR law in Europe and similar laws elsewhere) along with tenant and lease data. We purchase or license some of our information technology from vendors. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or the improper access or disclosure of our or our tenant’s information, such as in the event of cyber-attacks. Further, our failure to protect the security of our information systems and data maintained in those systems could subject us to liability under various U.S. federal and state, and foreign privacy laws and regulations.

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

A security breach, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, or other significant disruption involving our IT networks and related systems (or that of our third-party vendors) could:

•
disrupt the proper functioning of our networks and systems and therefore our operations, possibly for an extended period of time;
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

We believe that we qualify as a REIT as of December 31, 2022. In addition, we own a direct interest in two subsidiary REITs that have elected to be taxed as a REIT commencing with the 2019 and 2022 tax years, respectively. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our board of directors to revoke the REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status (currently or with respect to any tax years for which the statute of limitations has not yet expired), we will face serious tax consequences that will substantially reduce the funds available for distribution because we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax. We also could be subject to increased state and local taxes. Unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Currently, no more than 20% of the value of our assets may consist of securities of one or more TRS and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. In addition, at least 95% of our gross income in any year must be derived from qualifying sources and at least 75% of our gross income must be generated from either rents from real estate or interest on loans secured by real estate (i.e. mortgage loans). Further, a TRS may not directly or indirectly operate or manage a healthcare facility. Compliance with current and future changes to REIT requirements may limit our flexibility in executing our business plan.

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

We have historically entered into leases and other transactions with our TRS and its subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our TRS and its parent REIT that are not conducted on a market terms basis may be subject to a 100% excise tax. While we believe that all of our transactions with our TRS are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations.

Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.

Our TRS may make loans to tenants of our facilities to acquire operations or for working capital purposes. The IRS may take the position that certain loans to tenants should be treated as equity interests rather than debt, and that our interest income from such tenant should not be treated as qualifying income for purposes of the REIT gross income tests. If the IRS were to successfully treat a loan to a particular tenant as an equity interest, the tenant would be a “related party tenant” with respect to our company and the rent that we receive from the tenant would not be qualifying income for purposes of the REIT gross income tests. As a result, we could be in jeopardy of failing the 75% income test discussed above, which if we did would cause us to lose our REIT status. In addition, if the IRS were to successfully treat a particular loan as interests held by our operating partnership rather than by our TRS, we could fail the 5% asset test, and if the IRS further successfully treated the loan as other than straight debt, we could fail the 10% asset test with respect to such interest. As a result of the failure of either test, we could lose our REIT status, which would subject us to corporate level income tax and adversely affect our ability to service our debt and make distributions to our stockholders.

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

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government, as well as the governments of many of the locations in which we operate (such as Australia, Germany, the United Kingdom, Colombia, Portugal, Spain, Finland, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

At December 31, 2022, our portfolio (including properties in our five real estate joint ventures) consisted of 444 properties (439 owned and five in the form of a first lien mortgage loan). Of these facilities, 432 properties are operated by 55 different operators, while seven properties were under construction and five facilities were vacant.

	Total Properties	Total 2022 Revenues	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$791	$6,946
Arizona	18	65,468	563,324
Arkansas	2	10,593	80,627
California	20	147,281	1,450,112	(B)
Colorado	14	18,423	162,142
Connecticut	3	46,917	457,826
Florida	9	101,947	1,324,555
Idaho	6	34,236	253,858
Indiana	5	3,884	64,994
Iowa	1	4,912	50,701
Kansas	11	25,682	291,141	(C)
Kentucky	1	23,904	264,535
Louisiana	6	15,182	127,562
Massachusetts	10	53,114	761,694	(F)
Michigan	2	3,588	21,342
Missouri	4	16,693	129,738
Montana	1	1,830	18,494
Nevada	—	7,333	—
New Jersey	6	34,320	270,552
New Mexico	2	5,071	47,405
North Carolina	1	3,026	32,760
Ohio	9	45,763	354,922
Oklahoma	2	6,964	74,565
Oregon	1	11,453	89,682
Pennsylvania	9	78,513	573,420
South Carolina	8	13,830	131,977	(B)
Texas	52	157,550	1,967,948	(D)
Utah	7	139,204	1,224,484
Virginia	2	3,085	20,140
Washington	2	3,454	37,741
Wisconsin	1	3,348	23,007
Wyoming	3	9,106	95,905
Other assets	—	—	1,028,946
Total United States	220	$1,096,465	$12,003,045
International:
Australia	11	$61,239	$854,582
Colombia	4	13,659	143,127
Germany	82	33,049	664,900	(F)
Italy	8	—	86,245	(F)
Portugal	2	3,232	50,072
Spain	9	7,274	222,316	(E)(F)
Switzerland	17	1,752	748,947	(F)
United Kingdom	87	317,013	4,083,244
Finland	4	9,168	219,309
Other assets	—	—	582,213
Total International	224	$446,386	$7,654,955
Total	444	$1,542,851	$19,658,000

(a)
Represents total assets at December 31, 2022.
(b)
Includes one development project still under construction at December 31, 2022.
(c)
Includes one facility that was vacant at December 31, 2022.
(d)
Includes two development projects still under construction and four facilities that were vacant at December 31, 2022. Our investment in facilities that were vacant at December 31, 2022 is less than 0.3% of total assets.

(e)
Includes three development projects still under construction at December 31, 2022.
(f)
For Germany, the U.S., Switzerland, Spain, and Italy, we own properties through five real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties		Total 2022 Revenues
	(Dollars in thousands)
Germany	71		$60,637
U.S.	8	(1)	55,443
Switzerland	17		44,345
Spain	2		6,806
Italy	8		7,709
Total	106		$174,940

(1)
On March 14, 2022, we completed a transaction with MAM to form a joint venture (the "Macquarie Transaction") in which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward for cash consideration and a 50% interest in the partnership. See Note 3 to Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.

A breakout of our facilities at December 31, 2022 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	202	37,578,686	23,059
Behavioral health facilities	67	3,205,254	4,496
IRFs	112	12,692,798	16,244
LTACHs	20	1,174,007	939
FSERs	43	407,936	—
	444	55,058,681	44,738

(a)
Excludes our seven facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2023	4	$14,903	1.2%	912,652	703
2024	1	2,731	0.2%	115,039	170
2025	7	18,785	1.5%	1,371,928	792
2026	4	2,333	0.2%	332,221	238
2027	1	3,346	0.3%	102,948	13
2028	4	5,832	0.5%	142,328	74
2029	6	15,788	1.2%	689,378	405
2030	11	6,053	0.5%	220,258	59
2031	4	4,236	0.3%	172,655	89
2032	41	64,384	5.1%	1,291,879	803
Thereafter	346	1,117,664	89.0%	47,798,993	40,684
Total	429	$1,256,055	100.0%	53,150,279	44,030

(1)
Schedule includes leases and mortgage loans.
(2)
Reflects all properties, including properties owned through our real estate joint ventures, except vacant properties, seven facilities that are under development, and three properties leased to Prospect that we have agreed to sell as further described in Note 8 of Item 8 of this Annual Report on Form 10-K.
(3)
The December 2022 base rent and mortgage loan interest are annualized. This does not include tenant recoveries, additional rents, and other lease/loan-related adjustments to revenue (i.e., straight-line rents and deferred revenues).

ITEM 3. Legal Proceedings

From time to time, we are a party to various legal proceedings, claims, or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the New York Stock Exchange under the symbol “MPW.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends per share declared by us with respect to each such period.

	High	Low	Dividends
Year Ended December 31, 2022
First Quarter	$24.13	$19.51	$0.29
Second Quarter	21.55	14.10	0.29
Third Quarter	17.36	11.35	0.29
Fourth Quarter	13.33	9.90	0.29
Year Ended December 31, 2021
First Quarter	$22.75	$19.91	$0.28
Second Quarter	22.82	19.80	0.28
Third Quarter	21.99	19.39	0.28
Fourth Quarter	23.74	19.45	0.28

On February 17, 2023, the closing price for our common stock, as reported on the New York Stock Exchange, was $12.96 per share. As of February 17, 2023, there were 44 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

(b) Not applicable.

(c) Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2022:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs(2) (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1-October 31, 2022	1,116	$10.88	1,075
November 1-November 30, 2022	220	11.13	220
December 1-December 31, 2022	349	10.89	349
Total	1,685	$10.92	1,644	$482,085

(1)
The number of shares purchased consists of shares of common stock purchased as part of a publicly announced program to purchase common stock of the Company as well as shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which shares were purchased based on their fair market value on the vesting date.
(2)
On October 9, 2022, the board of directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $500 million of common stock, par value $0.001 per share. The repurchase authorization expires October 10, 2023, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash.

The following graph provides comparison of cumulative total stockholder return for the period from December 31, 2017 through December 31, 2022, among us, the S&P 500 Index, MSCI U.S. REIT Index, and Dow Jones U.S. Real Estate Health Care Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Total Return Performance
Medical Properties Trust, Inc.
S&P 500 Index
MSCI U.S. REIT Index
Dow Jones U.S. Real Estate Health Care Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Medical Properties Trust, Inc.	100.00	125.03	173.20	188.88	215.82	110.06
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
MSCI U.S. REIT Index	100.00	95.43	120.09	110.99	158.79	119.87
Dow Jones U.S. Real Estate Health Care Index	100.00	107.51	130.61	117.81	136.94	107.01

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

Overview

We are a self-advised healthcare REIT that was incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning healthcare facilities to be leased to healthcare operators under long-term net leases. We may also make mortgage loans to healthcare operators that are collateralized by the underlying real estate. We conduct our business operations in one segment. We currently have healthcare investments in the U.S., Europe, Australia, and South America. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing to these operators through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis (typically at least 15 years) with a series of shorter renewal terms, generally in five year increments, at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators are typically at least 2.0%. In addition, most of our leases and loans include rate increases based on the general rate of inflation (based on CPI or similar indices) if greater than the minimum contractual increases. Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, from time-to-time, we may make noncontrolling investments in our tenants, typically in conjunction with larger real estate transactions with the tenant, that give us a right to share in such tenant’s profits and losses and provide for certain minority rights and protections.

We may make other loans to certain of our operators through our TRSs, which the operators use for working capital. Although it represents only 1% of our total assets at December 31, 2022, we consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create a competitive advantage for our company over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2022, our portfolio (including real estate assets in joint ventures) consisted of 444 properties leased or loaned to 55 operators, of which seven were under development and five were in the form of mortgage loans.

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

	For the Years Ended December 31,
	2022	2021
	(In thousands except per share data)
OPERATING DATA
Total revenues	$1,542,851	$1,544,669
Expenses:
Interest	359,036	367,393
Real estate depreciation and amortization	332,977	321,249
Property-related	45,697	39,098
General and administrative	160,494	145,638
Total expenses	898,204	873,378
Other income (expense):
Gain on sale of real estate	536,755	52,471
Real estate and other impairment charges, net	(268,375)	(39,411)
Earnings from equity interests	40,800	28,488
Debt refinancing and unutilized financing costs	(9,452)	(27,650)
Other (including fair value adjustments on securities)	15,344	45,699
Income tax (expense)	(55,900)	(73,948)
Net income	903,819	656,940
Net income attributable to non-controlling interests	(1,222)	(919)
Net income attributable to MPT common stockholders	$902,597	$656,021
Net income attributable to MPT common stockholders per diluted share	$1.50	$1.11
Weighted-average shares outstanding — diluted	598,837	590,139
OTHER DATA
Dividends declared per common share	$1.16	$1.12
FFO(1)	$934,312	$975,988
Normalized FFO(1)	$1,087,603	$1,035,920
Normalized FFO per share(1)	$1.82	$1.75
Cash paid for acquisitions and other related investments	$1,332,962	$4,246,829

	December 31,
	2022	2021
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$15,917,839	$17,425,765
Real estate accumulated depreciation/amortization	(1,193,312)	(993,100)
Cash and cash equivalents	235,668	459,227
Investments in unconsolidated real estate joint ventures	1,497,903	1,152,927
Investments in unconsolidated operating entities	1,444,872	1,289,434
Other loans	227,839	67,317
Other	1,527,191	1,118,231
Total assets	$19,658,000	$20,519,801
Debt, net	$10,268,412	$11,282,770
Other liabilities	795,181	791,360
Total Medical Properties Trust, Inc. stockholders’ equity	8,592,838	8,440,188
Non-controlling interests	1,569	5,483
Total equity	8,594,407	8,445,671
Total liabilities and equity	$19,658,000	$20,519,801
(1)
See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2022 Highlights

In 2022, the value of our well-underwritten hospital investments was confirmed through strategic property sales that generated gains over $535 million and cash proceeds of approximately $2.2 billion. These sales were highlighted by the previously described partnership with MAM in which we sold the real estate of eight Massachusetts-based general acute care hospitals with a fair value of approximately $1.7 billion, using proceeds to pay off an interim credit facility. Despite the economic uncertainty, high interest rates, and inflationary pressures that were prevalent throughout most of 2022, we invested approximately $1 billion in hospital real estate, including expanding our footprint in Europe with our investment in four facilities in Finland. We also increased our availability and extended and improved pricing on our revolving credit and term loan facility in 2022. In addition, we initiated a stock repurchase program, through which we repurchased 1.6 million shares of common stock for $17.9 million through December 31, 2022. Lastly, we increased our dividend to $0.29 per share per quarter in 2022, which is the 8th consecutive year for such an increase.

A summary of additional 2022 activity is as follows:

•
Acquired an additional six behavioral health facilities in the UK for approximately £233 million that are leased to Priory;
•
Funded £96.5 million towards a £100 million participation in a syndicated term loan originated on behalf of Priory;
•
Completed the Bakersfield development for $47 million and commenced development of five additional facilities, including three in Spain;
•
Re-tenanted our Watsonville facility, after the previous tenant filed for bankruptcy, and recovered $32 million on a working capital loan that was previously reserved;
•
Acquired six general acute care facilities, three located throughout Spain, two in the U.S., and one in Colombia, for approximately $135 million that are leased to three different operators;
•
Selected as one of Modern Healthcare's Best Places to Work in healthcare in 2022, for the second consecutive year;
•
Achieved internal growth by approximately $30 million from increases in CPI above the contractual minimum escalations in our leases and loans; and
•
Recorded a $283 million impairment charge related to our tenant, Prospect, including $171 million impairment on the Pennsylvania real estate and a $112 million reserve on non-cash rent. We expect to record rent on our Prospect leases on a cash only basis for the foreseeable future.

Subsequent to December 31, 2022, the following activity took place:

•
Announced the agreement to lease five facilities in Utah to Catholic Health Initiatives Colorado, a wholly-owned subsidiary of CommonSpirit Health, that are currently leased to Steward, subject to receipt of certain regulatory approvals and other customary closing conditions and
•
Received approximately $205 million from Lifepoint to pay off an outstanding loan, plus accrued interest, as part of their acquisition of a majority ownership interest in Springstone. We had funded this loan in October 2021 as part of our non-controlling investment in Springstone's operations that was needed for us to complete the larger acquisition of Springstone's 18 behavioral health hospitals. We will continue leasing these 18 facilities to Lifepoint.

2021 Highlights

During 2021, our business and that of our tenants continued to be impacted by the COVID-19 pandemic. Like most of the world, our employees worked remotely through much of the year. While our offices re-opened in October 2021, we had less than 100% of our employees in the office due to spikes in COVID-19 and related variants throughout the fourth quarter. Despite the continued effects of the pandemic, MPT had a record year. In 2021, we invested approximately $3.9 billion in hospital real estate, and our revenues surpassed $1.5 billion for the first time in our history. Additionally, we maintained a strong liquidity position throughout the year and kept our leverage substantially in line with 2020 by raising more than $1.0 billion in proceeds through sales of our common stock and receiving approximately $0.5 billion from payoffs on our loan portfolio and proceeds from strategic divestitures. In addition, we lowered our weighted-average interest rate during 2021 by extending and improving pricing on our revolving credit and term loan facilities, completing an £850 million senior unsecured notes offering at a weighted-average rate of 2.9%, and completing a €500 million 0.993% senior unsecured notes offering, of which all of the proceeds were used to redeem our outstanding €500 million senior unsecured notes that had a higher interest rate of 4.000%. Finally, we increased our dividend to $0.28 per share per quarter in 2021.

The COVID-19 pandemic had a severe impact on the world from a business and personal health perspective. However, as we have noted before, we believe this pandemic further validated our business model, which focuses on hospitals as the centerpiece of healthcare delivery across the world. In addition, the pandemic proved the ability of our employees and our hospital operators to overcome significant challenges for the good of our stakeholders and mankind.

A summary of additional 2021 activity is as follows:

•
Increased the number of our properties to 438, added eight new operators, and significantly expanded our footprint in the behavioral health space by the following:
•
Acquired 35 behavioral health facilities operated by Priory for an aggregate purchase price of approximately £800 million;
•
Invested in 18 inpatient behavioral health facilities throughout the U.S., leased to Springstone and an interest in the operations of Springstone for approximately $950 million;
•
Acquired five general acute care facilities in South Florida for approximately $900 million that are leased to Steward; and
•
Acquired four acute care facilities and two on-campus medical office buildings in California for $215 million, leased to Pipeline.
•
Grew net income and Normalized FFO (both on a per diluted share basis) by 37% and 11%, respectively; and
•
Selected as one of Modern Healthcare’s Best Places to Work in healthcare in 2021.

Critical Accounting Estimates

In order to prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation, recurring accounting for those investments that we have selected under the fair value option method, or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether investments we make in certain businesses/entities should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties (such as uncertainties caused by the COVID-19 pandemic) and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as rising inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

Losses from Operating Lease Receivables: We utilize the information above along with the tenant's payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding billed rent and/or straight-line rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces the receivable to its estimated net realizable value based on a determination of the eventual amounts to be collected either from the debtor or from existing collateral, if any.

Losses on Financing Lease Receivables: We apply a forward-looking “expected credit loss” model to all of our financing receivables, including financing leases and loans. To do this, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is underperforming and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

We exclude interest receivables from the credit loss reserve model. Instead, such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are generally collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be reserved for/written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from the forward-looking credit loss reserve model; however, we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, in the event we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 39.0 years for buildings and improvements.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2022, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 26.8 years at December 31, 2022. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense.

Fair Value Option Election: We elected to account for certain investments using the fair value option method, which means we mark these investments to fair market value on a recurring basis. At December 31, 2022, the amount of investments recorded using the fair value option were approximately $575 million made up of loans and equity investments. Our loans are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

For our equity investments in Springstone and the international joint venture, fair value is determined based on Level 3 inputs, by using a discounted cash flow model, which required significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classified these equity investments as Level 3, as we used certain unobservable inputs to the valuation methodology that were significant to the fair value measurement, and the valuation required management judgment due to the absence of quoted market prices. For the cash flow model, our observable inputs included use of a capitalization rate, discount rate (which was based on a weighted average cost of capital), and market interest rates, and our unobservable input included an adjustment for a marketability discount (“DLOM”) on our Springstone equity investment of 40%. In regards to the underlying projection of revenues and expenses used in the discounted cash flow model, such projections were provided by the investees. However, we modified such projections (including underlying assumptions used) as needed based on our review and analysis of their historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to the capital marketplace, etc. See Note 10 to Item 8 of this Annual Report on Form 10-K for additional details.

Principles of Consolidation: Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to control the entity’s activities based upon the terms of the respective entity's ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2022 and 2021, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

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

Absent our requirements to make distributions to maintain our REIT qualification (as described earlier and further described in Note 5 within Item 8 of this Annual Report on Form 10-K) and our current contractual commitments discussed later in this section, we do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

See below for highlights of our sources and uses of cash for the past two years:

2022 Cash Flow Activity

We generated cash 2of $740 million from operating activities during 2022, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $699 million.

In regards to investing and financing activities in 2022, we did the following:

a)
Invested approximately $1.3 billion in hospital real estate, representing 16 facilities across five countries;
b)
Funded $524.2 million of development, capital addition, and other projects;
c)
Completed the Macquarie Transaction in which we contributed eight Massachusetts-based general acute care hospitals to form a partnership, resulting in a gain on real estate of approximately $600 million and proceeds of approximately $1.3 billion, which were partially used to pay off our $1 billion interim credit facility;
d)
Exercised the $500 million accordion feature to our revolving credit facility and extended the term on both the revolver and term loan portions of our Credit Facility;
e)
Authorized a stock repurchase program for up to $500 million of common stock, of which we repurchased 1.6 million shares of common stock for approximately $17.9 million through December 31, 2022; and
f)
Separate from the Macquarie Transaction, we sold 15 facilities and five ancillary properties generating net proceeds of approximately $522 million.

Subsequent to December 31, 2022, we received approximately $205 million from Lifepoint to pay off an outstanding loan, plus accrued interest, as part of their acquisition of a majority ownership interest in Springstone. See Note 13 to Item 8 of this Annual Report on Form 10-K for further details on this transaction.

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
e)
Amended and extended our unsecured revolving and term loan facility;
f)
Entered into a $900 million interim credit facility on January 15, 2021, of which we borrowed £500 million. This facility was paid off and terminated on March 26, 2021, after the completion of an £850 million unsecured notes offering on March 24, 2021 that was issued in two tranches;
g)
Received $11 million from Steward as a return of capital distribution;
h)
Entered into a $1 billion interim credit facility in July 2021 (“July 2021 Interim Credit Facility”) to fund new investments;
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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2022, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

As of February 17, 2023, our liquidity approximates $1.2 billion. We believe this liquidity, along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements, is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (capital expenditures and expected funding requirements on development projects) and debt service obligations for the next twelve months (including contractual interest payments and our December 2023 debt maturity of approximately $450 million). If the sale of three Prospect facilities (as more fully described in Note 8 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K) are consummated in 2023, we would have additional liquidity.

Long-term Liquidity Requirements:

As of February 17, 2023, our liquidity approximates $1.2 billion. We believe that this liquidity, along with monthly cash receipts from rent and loan interest (of which 99% of such leases and mortgage loans include escalation provisions that compound annually) and regular distributions from our joint venture arrangements, is sufficient to fund our operations, interest obligations, debt principal payments coming due in 2023, our current firm commitments, and dividends in order to comply with REIT requirements.

However, in order to make additional investments, to fund other debt maturities coming due in 2024 and beyond (as outlined below in our commitment schedule), or to strategically refinance any existing debt in order to reduce interest rates, or to further improve our leverage ratios, we may need to access one or a combination of the following sources of capital:

•
strategic property sales or joint ventures (including sale of three Prospect facilities as described in Note 8 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K);
•
sale of equity securities;
•
new bank term loans;
•
new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•
new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 17, 2023 (amounts in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Senior unsecured notes(1)	$722,215	$262,395	$797,145	$1,881,214	$1,598,008	$3,655,335	$8,916,312
Revolving credit facility(2)	45,187	51,806	51,806	964,676	—	—	1,113,475
Term loan	10,414	12,023	11,990	11,990	205,946	—	252,363
Australian term loan facility(1)	17,563	833,458	—	—	—	—	851,021
British pound sterling term loans(1)	20,015	148,918	843,265	—	—	—	1,012,198
Operating lease commitments(1)(3)	8,058	9,074	8,400	7,933	7,888	239,375	280,728
Purchase obligations(1)(4)	358,439	169,760	106,710	59,980	41,274	44,193	780,356
Totals	$1,181,891	$1,487,434	$1,819,316	$2,925,793	$1,853,116	$3,938,903	$13,206,453

(1)
We used the exchange rates at February 17, 2023 in preparing this table.
(2)
As of February 17, 2023, we have a $1.8 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was $939 million as of February 17, 2023) and interest rate in effect at February 17, 2023 remain in effect through maturity.
(3)
Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)
Includes approximately $239.2 million of future expenditures related to development projects and $436.6 million of future expenditures on committed capital improvement projects.

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

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net income for the year ended December 31, 2022, was $902.6 million ($1.50 per diluted share) compared to net income of $656.0 million ($1.11 per diluted share) for the year ended December 31, 2021. This 38% increase in net income is primarily due to $0.5 billion of gains on sales of real estate in 2022 (including the Macquarie Transaction as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K), incremental revenue from new investments and annual escalations, and lower tax expense due to the unfavorable adjustment in 2021 to recognize an increase in the United Kingdom corporate income tax rate, partially offset by $283 million of impairment charges related to our tenant, Prospect (see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details), $41.9 million of straight-line rent write-offs related to our sale of non-Macquarie Transaction disposals, and higher depreciation expense and general and administrative costs. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $1.1 billion for 2022, or $1.82 per diluted share, as compared to $1.0 billion, or $1.75 per diluted share, for 2021. This 5% increase in Normalized FFO is primarily due to incremental revenue from new investments made in 2021 and 2022 and annual escalations.

A comparison of revenues for the years ended December 31, 2022 and 2021 is as follows (dollar amounts in thousands):

	2022		2021		Change
Rent billed	$968,874	62.8%	$931,942	60.4%	$36,932
Straight-line rent	204,159	13.2%	241,433	15.6%	(37,274)
Income from financing leases	203,580	13.2%	202,599	13.1%	981
Interest and other income	166,238	10.8%	168,695	10.9%	(2,457)
Total revenues	$1,542,851	100.0%	$1,544,669	100.0%	$(1,818)

Our total revenues for 2022 are down $1.8 million or 0.1% over the prior year. This change is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) — was basically flat year over year. However, from a detailed perspective, 2022 saw a decrease in approximately $165.8 million from disposals in 2021 and 2022 (including a $96.9 million decrease from the properties disposed of in the Macquarie Transaction as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K, along with lower revenues due to Prime Healthcare Services, Inc.'s ("Prime") repurchase transaction in the 2022 third quarter and $41.9 million of straight-line rent and other write-offs associated with non-Macquarie Transaction disposals in 2022) and $36.2 million from unfavorable foreign currency fluctuations. This decrease was partially offset by $172.5 million of incremental revenue from acquisitions made in late 2021 (including approximately $55.8 million from Springstone) and 2022 (primarily our Finland acquisition in the 2022 first quarter). In addition, rent revenues are up approximately $23 million year-over-year from increases in CPI above the contractual minimum escalations in our leases, $1.5 million from capital additions in 2022, and $4.8 million from the commencement of rent on a development property in the first quarter of 2022.
•
Income from financing leases — up $1.0 million as 2022 annual rent escalations exceeded lease contractual minimums due to the increase in CPI by approximately $5.3 million, partially offset by $4.3 million of lower revenues from the disposal of two financing leases related to the Prime repurchase transaction in the 2022 third quarter.
•
Interest and other income — down $2.5 million from the prior year due to the following:
o
Interest from loans — down $10.8 million over the prior year due to $41.5 million from loan payoffs, including $37.4 million of less interest revenue earned on the Priory loans from the conversion of the £800 million mortgage loan to fee simple assets in the second quarter of 2021 and the repayment of the £250 million acquisition loan in the 2021 fourth quarter as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K, along with approximately $7.7 million of unfavorable foreign currency fluctuations. This decrease is partially offset by $37.2 million of incremental revenue earned on new investments, including Springstone in the 2021 fourth quarter and the Priory syndicated loan in the 2022 first quarter and higher income from annual escalations due to increases in CPI of approximately $1.2 million.
o
Other income — up $8.3 million from the prior year as we received more direct reimbursements from our tenants for ground lease, property taxes, and insurance.

Interest expense for 2022 and 2021 totaled $359.0 million and $367.4 million, respectively. This decrease is related to lowering our outstanding debt using proceeds from the Macquarie Transaction and other property sales, the reduction of the interest rate on our €500 million senior unsecured notes tranche in October 2021 from 4.000% to 0.993%, and foreign currency fluctuations. Overall, our weighted-average interest rate was 3.3%, same as 2021.

Real estate depreciation and amortization during 2022 increased to $333.0 million from $321.2 million in 2021 due to new investments made in 2021 and 2022, partially offset by foreign currency fluctuations and property sales in 2022.

Property-related expenses for 2022 increased to $45.7 million, compared to $39.1 million in 2021. Of the property expenses in 2022 and 2021, approximately $36 million and $28 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our consolidated statements of net income. Excluding the reimbursable amounts, property expenses are $1.4 million less in 2022 compared to 2021 due to the re-leasing and sales of vacant properties in 2022.

As a percentage of revenue and after adjusting for non-cash rent write-offs noted above, general and administrative expenses represented 10.1% for 2022, slightly higher than 9.4% in the prior year. On a dollar basis, general and administrative expenses totaled $160.5 million for 2022, which is a $14.9 million increase from 2021. This increase reflects continued ESG efforts in additional charitable giving, further board diversification, and additional benefits to our employees, along with higher professional expenses. Compensation expense was slightly lower overall compared to 2021, as the cost of additional non-executive headcount and benefits were more than offset by a reduction in stock and cash bonus compensation expense.

During the year ended December 31, 2022, we realized $536.8 million from the sales of real estate, including the completion of the Macquarie Transaction in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of 11 facilities previously leased to Prime, resulting in a gain on real estate of approximately $67 million. In addition, we disposed of four other properties and five ancillary properties, resulting in a net gain of $33 million. In comparison, we sold 16 properties and one ancillary property in 2021 for a net gain of $52.5 million.

In December 2022, we recorded a $283 million impairment charge related to our tenant, Prospect - see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details. As part of this charge, we reduced the carrying value of the Pennsylvania real estate by $171 million and reserved all non-cash rent, representing $112 million. We expect to record rent on our Prospect leases on a cash only basis for the foreseeable future.

In 2021, we recorded an approximate $40 million impairment charge related to loans made to the previous operator for services to continue at our Watsonville Community Hospital - see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details. In 2022 and after finding a replacement operator through a bankruptcy process with the former operator, we were repaid a significant amount of this loan, resulting in a net credit loss recovery of approximately $15 million.

Earnings from equity interests was $40.8 million for 2022, up $12.3 million from 2021. This increase is primarily due to $13.0 million of income generated on our Massachusetts-based partnership with MAM entered into during March 2022 (part of the Macquarie Transaction) and approximately $4 million of dividend income we received in 2022 from our Switzerland investments (see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for more detail), partially offset by the loss of equity interest income from the remaining 50% interest of the IMED Hospitales joint venture that we acquired during December 2021 and the impact from foreign currency fluctuations.

Debt refinancing and unutilized financing costs were $9.5 million in 2022 due to the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility in the second quarter of 2022 (see Note 4 to Item 8 of this Annual Report on Form 10-K for further details). In 2021, these costs were $27.7 million as a result of the early termination of our $900 million interim credit facility and 4.000% Senior Unsecured Notes due 2022 in the fourth quarter of 2021.

Other income for 2022 was $15.3 million compared to $45.7 million in 2021. Other income in 2022 includes unrealized gains on our investments in marketable securities plus dividend income on such investments in 2022. In regards to 2021, in addition to unrealized gains from our investment in marketable securities, we realized approximately $40 million in net pre-tax gains on the sale of investments in operators (two of which were in Europe).

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $55.9 million income tax expense for 2022 is primarily based on the income generated by our investments in the United Kingdom, Colombia, and Australia along with an additional $5 million U.S. tax expense related to our Watsonville loan recovery in 2022. In comparison, we incurred a $73.9 million income tax expense in 2021 from income generated by our investments in the United Kingdom, Colombia, and Australia, including an adjustment to our net deferred tax liabilities of approximately $43 million to reflect an increase in the United Kingdom corporate tax rate from 19% to 25%, partially offset by an approximate $10 million U.S. tax benefit from the Watsonville loan impairment in 2021. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $71 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2022. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and incur higher income taxes in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

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

Funds From Operations and Normalized Funds From Operations

Investors and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts,

or Nareit, which represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

In addition to presenting FFO in accordance with the Nareit definition, we disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations less meaningful to investors and analysts.

We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and the use of normalized FFO makes comparisons of our operating results with prior periods and other companies more meaningful. While FFO and normalized FFO are relevant and widely used supplemental measures of operating and financial performance of REITs, they should not be viewed as a substitute measure of our operating performance since the measures do not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs (if any not paid by our tenants) to maintain the operating performance of our properties, which can be significant economic costs that could materially impact our results of operations. FFO and normalized FFO should not be considered an alternative to net income (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2022 and 2021 (amounts in thousands except per share data):

	For the Years Ended December 31,
	2022	2021
FFO Information
Net income attributable to MPT common stockholders	$902,597	$656,021
Participating securities’ share in earnings	(1,602)	(2,161)
Net income, less participating securities’ share in earnings	$900,995	$653,860
Depreciation and amortization	399,622	374,599
Gain on sale of real estate	(536,887)	(52,471)
Real estate impairment charges	170,582	—
Funds from operations	$934,312	$975,988
Write-off of unbilled rent and other	37,682	7,213
Gain on sale of equity investments	—	(40,945)
Other impairment charges, net	97,793	39,411
Non-cash fair value adjustments	(2,333)	(8,193)
Tax rate changes and other	10,697	34,796
Debt refinancing and unutilized financing costs	9,452	27,650
Normalized funds from operations	$1,087,603	$1,035,920
Per diluted share data
Net income, less participating securities’ share in earnings	$1.50	$1.11
Depreciation and amortization	0.67	0.63
Gain on sale of real estate	(0.90)	(0.09)
Real estate impairment charges	0.29	—
Funds from operations	$1.56	$1.65
Write-off of unbilled rent and other	0.07	0.01
Gain on sale of equity investments	—	(0.07)
Other impairment charges, net	0.16	0.07
Non-cash fair value adjustments	—	(0.01)
Tax rate changes and other	0.02	0.06
Debt refinancing and unutilized financing costs	0.01	0.04
Normalized funds from operations	$1.82	$1.75

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

	As of December 31, 2022	As of December 31, 2021
Total assets	$19,658,000	$20,519,801
Add: Accumulated depreciation and amortization	1,193,312	993,100
Add: Incremental gross assets of our Investments in Unconsolidated Real Estate Joint Ventures(1)	1,698,917	1,713,603
Net: Reclassification between operators(2)	—	—

Less: Gross book value of the transactions, net(3)	(1,074,024)	(437,940)
Decrease in cash from the transactions(4)	(235,668)	(459,227)
Total adjusted gross assets	$21,240,537	$22,329,337

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

	As of	As of
	December 31, 2022	December 31, 2021
Real estate joint venture total gross real estate and other assets	$5,921,188	$5,898,342
Weighted-average equity ownership percentage	55%	55%
	3,261,727	3,242,505
Investments in Unconsolidated Real Estate Joint Ventures(A)	(1,562,810)	(1,528,902)
Incremental gross assets of our Investments in Unconsolidated Real Estate Joint Ventures	$1,698,917	$1,713,603

(A) Includes amount shown on the "Investments in unconsolidated real estate joint ventures" line on our consolidated balance sheets, along with a CHF 60 million mortgage loan included in the "Mortgage loans" line on our consolidated balance sheet for 2022 and $0.4 billion for the Macquarie Transaction for 2021.

(2)
The 2022 column reflects a reclass of $0.8 billion of gross assets between Springstone and Lifepoint along with a $0.9 billion reclass of gross assets between Steward and CommonSpirit Health as part of the transactions described in Note 13 to Item 8 of this Annual Report on Form 10-K.
(3)
Represents the gross book value of assets sold or written off due to the committed transactions, partially offset by the addition of new gross assets from the committed transactions. See detail below (in thousands):

	As of	As of
	December 31, 2022	December 31, 2021
Gross book value of assets in transactions as described in Notes 8 and 13	$(655,354)	$—
Book value of Massachusetts assets held-for-sale	—	(1,096,505)
Expected book value of our 50% interest in the Massachusetts joint venture	—	375,975
Unfunded amounts on development deals and commenced capital improvement projects	—	480,132
Non-cash write-offs related to transactions	(418,670)	(197,542)
Gross book value of the transactions, net	$(1,074,024)	$(437,940)

(4)
Represents cash expected from the proceeds generated by the transactions along with cash on hand to fund the transactions or reduce debt as detailed below (in thousands):

	As of	As of
	December 31, 2022	December 31, 2021
Expected cash proceeds generated by the transactions as described in Notes 3, 8 and 13	$659,000	$1,280,000
Paydown of July 2021 Interim Credit Facility	—	(869,606)
Reduction of revolver balance	(894,668)	(389,489)
Unfunded amounts on development deals and commenced capital improvement projects	—	(480,132)
Net decrease in cash from the transactions	$(235,668)	$(459,227)

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

	For the Years Ended December 31,
	2022	2021
Total revenues	$1,542,851	$1,544,669
Revenues from investments in unconsolidated real estate joint ventures	174,940	131,013
Total adjusted revenues	$1,717,791	$1,675,682

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

The table below is a summary of our distributions declared for the three year period ended December 31, 2022:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28
November 12, 2020	December 10, 2020	January 7, 2021	$0.27
August 13, 2020	September 10, 2020	October 8, 2020	$0.27
May 21, 2020	June 18, 2020	July 16, 2020	$0.27
February 14, 2020	March 12, 2020	April 9, 2020	$0.27

On February 16, 2023, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.29 per share of common stock to be paid on April 13, 2023, to stockholders of record on March 16, 2023.

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Code and to avoid corporate income and excise taxes on undistributed income, although there is no assurance as to further dividends because they depend on future earnings, capital requirements, and our financial condition. In addition, our Credit Facility limits the amount of dividends we can pay — see Note 4 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2022, our outstanding debt totaled $10.3 billion, which consisted of fixed-rate debt of approximately $9.2 billion (after considering interest rate swaps in-place) and variable rate debt of $1.1 billion. If market interest rates increase by 10%, the fair value of our debt at December 31, 2022 would decrease by approximately $228.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.4 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.1 billion, the balance of such variable rate debt at December 31, 2022.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Finland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2022 operating results, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$9,242	$17,949	$18,021
Euro (€)	1,937	6,055	6,444
Swiss franc (CHF)	2,920	5,137	3,648
Australian dollar (A$)	1,125	3,151	3,151
Colombian peso (COP)	1,137	1,167	1,167

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of net income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2022, the Company acquired a total of $668 million of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) the significant judgments by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence, (ii) significant audit effort was required in assessing the reasonableness of significant assumptions such as capitalization rates and market rental rates used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and identified lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions related to capitalization rates and market rental rates, and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and identified lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization rates and market rental rates, for certain acquisitions. Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2023

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of net income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquired Real Estate Purchase Price Allocations

As described in Notes 2 and 3 to the consolidated financial statements, management allocates the purchase price of acquired properties to tangible and identified lease intangible assets based on their fair values. In 2022, the Company acquired a total of $668 million of land, building and intangible lease assets. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate to tangible and identified lease intangible assets, management utilizes information from a number of sources including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition of the respective property, internal data from previous acquisitions or developments, other market data, and significant assumptions such as capitalization rates and market rental rates.

The principal considerations for our determination that performing procedures relating to the acquired real estate purchase price allocations is a critical audit matter are (i) the significant judgments by management when developing the fair value measurements and allocating the purchase price of the acquired properties to the tangible and lease intangible assets acquired, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence, (ii) significant audit effort was required in assessing the reasonableness of significant assumptions such as capitalization rates and market rental rates used by management to estimate the fair value of each tangible and lease intangible asset component, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired real estate purchase price allocations, including controls over the fair value of each tangible and identified lease intangible asset acquired. These procedures also included, among others, testing management’s process by evaluating the significant assumptions related to capitalization rates and market rental rates, and the methodology used by management in developing the estimated fair values and allocations of the purchase price to the tangible and identified lease intangible assets acquired. Testing management’s process included using professionals with specialized skill and knowledge to assist in evaluating the valuation methodologies and significant assumptions used by management, such as capitalization rates and market rental rates, for certain acquisitions. Evaluating the reasonableness of assumptions involved considering internal data from previous acquisitions, where relevant.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2023

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2022	2021
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,948,216	$1,961,478
Buildings and improvements	10,352,308	10,581,992
Construction in progress	167,420	101,439
Intangible lease assets	1,394,471	1,417,813
Investment in financing leases	1,691,323	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	364,101	213,211
Gross investment in real estate assets	15,917,839	17,425,765
Accumulated depreciation	(1,008,340)	(853,879)
Accumulated amortization	(184,972)	(139,221)
Net investment in real estate assets	14,724,527	16,432,665
Cash and cash equivalents	235,668	459,227
Interest and rent receivables	167,035	56,229
Straight-line rent receivables	787,166	728,522
Investments in unconsolidated real estate joint ventures	1,497,903	1,152,927
Investments in unconsolidated operating entities	1,444,872	1,289,434
Other loans	227,839	67,317
Other assets	572,990	333,480
Total Assets	$19,658,000	$20,519,801
LIABILITIES AND EQUITY
Liabilities
Debt, net	$10,268,412	$11,282,770
Accounts payable and accrued expenses	621,324	607,792
Deferred revenue	27,727	25,563
Obligations to tenants and other lease liabilities	146,130	158,005
Total Liabilities	11,063,593	12,074,130
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 597,476 shares at December 31, 2022 and 596,748 shares at December 31, 2021	597	597
Additional paid-in capital	8,535,140	8,564,009
Retained earnings (deficit)	116,285	(87,691)
Accumulated other comprehensive loss	(59,184)	(36,727)
Total Medical Properties Trust, Inc. stockholders’ equity	8,592,838	8,440,188
Non-controlling interests	1,569	5,483
Total Equity	8,594,407	8,445,671
Total Liabilities and Equity	$19,658,000	$20,519,801

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$968,874	$931,942	$741,311
Straight-line rent	204,159	241,433	158,881
Income from financing leases	203,580	202,599	206,550
Interest and other income	166,238	168,695	142,496
Total revenues	1,542,851	1,544,669	1,249,238
Expenses
Interest	359,036	367,393	328,728
Real estate depreciation and amortization	332,977	321,249	264,245
Property-related	45,697	39,098	24,890
General and administrative	160,494	145,638	131,663
Total expenses	898,204	873,378	749,526

Other income (expense)
Gain (loss) on sale of real estate	536,755	52,471	(2,833)
Real estate and other impairment charges, net	(268,375)	(39,411)	(19,006)
Earnings from equity interests	40,800	28,488	20,417
Debt refinancing and unutilized financing costs	(9,452)	(27,650)	(28,180)
Other (including fair value adjustments on securities)	15,344	45,699	(6,782)
Total other income (expense)	315,072	59,597	(36,384)

Income before income tax	959,719	730,888	463,328
Income tax expense	(55,900)	(73,948)	(31,056)

Net income	903,819	656,940	432,272
Net income attributable to non-controlling interests	(1,222)	(919)	(822)
Net income attributable to MPT common stockholders	$902,597	$656,021	$431,450
Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$1.50	$1.11	$0.81
Weighted average shares outstanding — basic	598,634	588,817	529,239
Weighted average shares outstanding — diluted	598,837	590,139	530,461

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$903,819	$656,940	$432,272
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	100,550	52,288	(33,091)
Foreign currency translation (loss) gain	(123,007)	(37,691)	44,672
Total comprehensive income	881,362	671,537	443,853
Comprehensive income attributable to non-controlling interests	(1,222)	(919)	(822)
Comprehensive income attributable to MPT common stockholders	$880,140	$670,618	$443,031

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2022, 2021 and 2020

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	—	$—	517,456	$518	$7,007,422	$83,012	$(62,905)	$107	$7,028,154
Net income	—	—	—	—	—	431,450	—	822	432,272
Cumulative effect of change in accounting principles	—	—	—	—	—	(8,399)	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(33,091)	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	44,672
Stock vesting and amortization of stock-based compensation	—	—	2,893	2	47,152	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	5,097	5,097
Redemption of MOP units	—	—	—	—	(4,928)	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	—	—	21,004	21	411,080	—	—	—	411,101
Dividends declared ($1.08 per common share)	—	—	—	—	—	(577,474)	—	—	(577,474)
Balance at December 31, 2020	—	$—	541,353	$541	$7,460,726	$(71,411)	$(51,324)	$5,325	$7,343,857
Net income	—	—	—	—	—	656,021	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,288	—	52,288
Foreign currency translation loss	—	—	—	—	—	—	(37,691)	—	(37,691)
Stock vesting and amortization of stock-based compensation	—	—	2,332	3	52,107	—	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	—	—	53,063	53	1,051,176	—	—	—	1,051,229
Dividends declared ($1.12 per common share)	—	—	—	—	—	(672,301)	—	—	(672,301)
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	902,597	—	1,222	903,819
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	—	—	(123,007)	—	(123,007)
Stock vesting and amortization of stock-based compensation	—	—	3,675	3	49,418	—	—	—	49,421
Stock vesting - satisfaction of tax withholdings	—	—	(1,302)	(1)	(29,921)	—	—	—	(29,922)
Repurchase of common stock	—	—	(1,645)	(2)	(17,938)	—	—	—	(17,940)
Acquisition of non-controlling interest	—	—	—	—	(30,428)	—	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,596)	(1,596)
Dividends declared ($1.16 per common share)	—	—	—	—	—	(698,621)	—	—	(698,621)
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Operating activities
Net income	$903,819	$656,940	$432,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,577	333,781	275,953
Amortization of deferred financing costs and debt discount	17,045	16,856	13,099
Straight-line rent revenue and other	(282,504)	(288,717)	(226,906)
Stock-based compensation	49,421	52,110	47,154
(Gain) loss from sale of real estate	(536,755)	(52,471)	2,833
Real estate and other impairment charges	268,375	39,411	19,006
Write-off of unbilled rent and other	34,605	7,213	26,415
Debt refinancing and unutilized financing costs	9,452	27,650	28,180
Gain on sale of equity investments	—	(40,945)	—
Tax rate and other changes	10,697	34,796	9,295
Pre-acquisition rent collected - Circle Transaction	—	—	(35,020)
Other adjustments	6,108	11,913	8,134
Changes in:
Interest and rent receivables	(116,420)	(23,867)	(2,438)
Other assets	(4,029)	(4,375)	18,264
Accounts payable and accrued expenses	33,576	54,058	(18,424)
Deferred revenue	43	(12,697)	19,819
Net cash provided by operating activities	739,010	811,656	617,636
Investing activities
Cash paid for acquisitions and other related investments	(1,332,962)	(5,350,239)	(4,249,180)
Net proceeds from sale of real estate	2,185,574	246,468	94,177
Principal received on loans receivable	53,322	1,595,708	1,306,187
Investment in loans receivable	(207,542)	(58,932)	(62,651)
Construction in progress and other	(109,237)	(67,725)	(68,350)
Proceeds from sale and return of equity investment	14,295	65,546	69,224
Capital additions and other investments, net	(207,394)	(289,239)	(36,180)
Net cash provided by (used for) investing activities	396,056	(3,858,413)	(2,946,773)
Financing activities
Proceeds from term debt, net of discount	128,536	3,407,535	2,215,950
Payments of term debt	(869,606)	(1,390,994)	(800,000)
Revolving credit facilities, net	203,576	559,985	162,633
Dividends paid	(698,535)	(643,473)	(567,969)
Lease deposits and other obligations to tenants	(5,020)	17,815	21,706
Proceeds from sale of common shares, net of offering costs	—	1,051,229	411,101
Repurchase of common stock	(17,940)	—	—
Stock vesting - satisfaction of tax withholdings	(29,922)	—	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(53,612)	(54,489)	(42,347)
Net cash (used for) provided by financing activities	(1,342,523)	2,947,608	1,401,074
Decrease in cash, cash equivalents, and restricted cash for the year	(207,457)	(99,149)	(928,063)
Effect of exchange rate changes	(12,887)	4,662	16,441
Cash, cash equivalents, and restricted cash at beginning of year	461,882	556,369	1,467,991
Cash, cash equivalents, and restricted cash at end of year	$241,538	$461,882	$556,369
Interest paid, including capitalized interest of $6,454 in 2022, $3,289 in 2021, and $3,030 in 2020	$353,838	$326,406	$309,920
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$176,580	$176,494	$147,666
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884	$1,462,286
Restricted cash, included in Other assets	2,655	6,485	5,705
	$461,882	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$235,668	$459,227	$549,884
Restricted cash, included in Other assets	5,870	2,655	6,485
	$241,538	$461,882	$556,369

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2022	2021
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,948,216	$1,961,478
Buildings and improvements	10,352,308	10,581,992
Construction in progress	167,420	101,439
Intangible lease assets	1,394,471	1,417,813
Investment in financing leases	1,691,323	2,053,327
Real estate held for sale	—	1,096,505
Mortgage loans	364,101	213,211
Gross investment in real estate assets	15,917,839	17,425,765
Accumulated depreciation	(1,008,340)	(853,879)
Accumulated amortization	(184,972)	(139,221)
Net investment in real estate assets	14,724,527	16,432,665
Cash and cash equivalents	235,668	459,227
Interest and rent receivables	167,035	56,229
Straight-line rent receivables	787,166	728,522
Investments in unconsolidated real estate joint ventures	1,497,903	1,152,927
Investments in unconsolidated operating entities	1,444,872	1,289,434
Other loans	227,839	67,317
Other assets	572,990	333,480
Total Assets	$19,658,000	$20,519,801
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$10,268,412	$11,282,770
Accounts payable and accrued expenses	444,354	430,908
Deferred revenue	27,727	25,563
Obligations to tenants and other lease liabilities	146,130	158,005
Payable due to Medical Properties Trust, Inc.	176,580	176,494
Total Liabilities	11,063,203	12,073,740
Commitments and Contingencies
Capital
General partner — issued and outstanding — 5,976 units at December 31, 2022 and 5,968 units at December 31, 2021	86,599	84,847
Limited Partners — issued and outstanding — 591,500 units at December 31, 2022 and 590,780 units at December 31, 2021	8,565,813	8,392,458
Accumulated other comprehensive loss	(59,184)	(36,727)
Total MPT Operating Partnership, L.P. capital	8,593,228	8,440,578
Non-controlling interests	1,569	5,483
Total Capital	8,594,797	8,446,061
Total Liabilities and Capital	$19,658,000	$20,519,801

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$968,874	$931,942	$741,311
Straight-line rent	204,159	241,433	158,881
Income from financing leases	203,580	202,599	206,550
Interest and other income	166,238	168,695	142,496
Total revenues	1,542,851	1,544,669	1,249,238
Expenses
Interest	359,036	367,393	328,728
Real estate depreciation and amortization	332,977	321,249	264,245
Property-related	45,697	39,098	24,890
General and administrative	160,494	145,638	131,663
Total expenses	898,204	873,378	749,526

Other income (expense)
Gain (loss) on sale of real estate	536,755	52,471	(2,833)
Real estate and other impairment charges, net	(268,375)	(39,411)	(19,006)
Earnings from equity interests	40,800	28,488	20,417
Debt refinancing and unutilized financing costs	(9,452)	(27,650)	(28,180)
Other (including fair value adjustments on securities)	15,344	45,699	(6,782)
Total other income (expense)	315,072	59,597	(36,384)

Income before income tax	959,719	730,888	463,328
Income tax expense	(55,900)	(73,948)	(31,056)

Net income	903,819	656,940	432,272
Net income attributable to non-controlling interests	(1,222)	(919)	(822)
Net income attributable to MPT Operating Partnership partners	$902,597	$656,021	$431,450
Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$1.50	$1.11	$0.81
Weighted average units outstanding — basic	598,634	588,817	529,239
Weighted average units outstanding — diluted	598,837	590,139	530,461

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$903,819	$656,940	$432,272
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax	100,550	52,288	(33,091)
Foreign currency translation (loss) gain	(123,007)	(37,691)	44,672
Total comprehensive income	881,362	671,537	443,853
Comprehensive income attributable to non-controlling interests	(1,222)	(919)	(822)
Comprehensive income attributable to MPT Operating Partnership partners	$880,140	$670,618	$443,031

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2022, 2021 and 2020

	General		Limited Partners				Accumulated
	Partner		Common		LTIPs		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2019	5,176	$70,939	512,280	$7,020,403	232	$—	$(62,905)	$107	$7,028,544
Net income	—	4,315	—	427,135	—	—	—	822	432,272
Cumulative effect of change in accounting principles	—	(84)	—	(8,315)	—	—	—	—	(8,399)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(33,091)	—	(33,091)
Foreign currency translation gain	—	—	—	—	—	—	44,672	—	44,672
Unit vesting and amortization of unit-based compensation	29	472	2,864	46,682	—	—	—	—	47,154
Sale of non-controlling interests	—	—	—	—	—	—	—	5,097	5,097
Conversion of LTIP units to common units	—	—	232	—	(232)	—	—	—	—
Redemption of common units	—	—	(232)	(4,928)	—	—	—	—	(4,928)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(701)	(701)
Proceeds from offering (net of offering costs)	209	4,111	20,795	406,990	—	—	—	—	411,101
Distributions declared ($1.08 per unit)	—	(5,776)	—	(571,698)	—	—	—	—	(577,474)
Balance at December 31, 2020	5,414	$73,977	535,939	$7,316,269	—	$—	$(51,324)	$5,325	$7,344,247
Net income	—	6,560	—	649,461	—	—	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,288	—	52,288
Foreign currency translation loss	—	—	—	—	—	—	(37,691)	—	(37,691)
Unit vesting and amortization of unit-based compensation	23	521	2,309	51,589	—	—	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	531	10,512	52,532	1,040,717	—	—	—	—	1,051,229
Distributions declared ($1.12 per unit)	—	(6,723)	—	(665,578)	—	—	—	—	(672,301)
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	—	$—	$(36,727)	$5,483	$8,446,061
Net income	—	9,026	—	893,571	—	—	—	1,222	903,819
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	—	—	(123,007)	—	(123,007)
Unit vesting and amortization of unit-based compensation	37	494	3,638	48,927	—	—	—	—	49,421
Unit vesting - satisfaction of tax withholdings	(13)	(299)	(1,289)	(29,623)	—	—	—	—	(29,922)
Repurchase of units	(16)	(179)	(1,629)	(17,761)	—	—	—	—	(17,940)
Acquisition of non-controlling interest	—	(304)	—	(30,124)	—	—	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,596)	(1,596)
Distributions declared ($1.16 per unit)	—	(6,986)	—	(691,635)	—	—	—	—	(698,621)
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	—	$—	$(59,184)	$1,569	$8,594,797

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Operating activities
Net income	$903,819	$656,940	$432,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,577	333,781	275,953
Amortization of deferred financing costs and debt discount	17,045	16,856	13,099
Straight-line rent revenue and other	(282,504)	(288,717)	(226,906)
Unit-based compensation	49,421	52,110	47,154
(Gain) loss from sale of real estate	(536,755)	(52,471)	2,833
Real estate and other impairment charges	268,375	39,411	19,006
Write-off of unbilled rent and other	34,605	7,213	26,415
Debt refinancing and unutilized financing costs	9,452	27,650	28,180
Gain on sale of equity investments	—	(40,945)	—
Tax rate and other changes	10,697	34,796	9,295
Pre-acquisition rent collected - Circle Transaction	—	—	(35,020)
Other adjustments	6,108	11,913	8,134
Changes in:
Interest and rent receivables	(116,420)	(23,867)	(2,438)
Other assets	(4,029)	(4,375)	18,264
Accounts payable and accrued expenses	33,576	54,058	(18,424)
Deferred revenue	43	(12,697)	19,819
Net cash provided by operating activities	739,010	811,656	617,636
Investing activities
Cash paid for acquisitions and other related investments	(1,332,962)	(5,350,239)	(4,249,180)
Net proceeds from sale of real estate	2,185,574	246,468	94,177
Principal received on loans receivable	53,322	1,595,708	1,306,187
Investment in loans receivable	(207,542)	(58,932)	(62,651)
Construction in progress and other	(109,237)	(67,725)	(68,350)
Proceeds from sale and return of equity investment	14,295	65,546	69,224
Capital additions and other investments, net	(207,394)	(289,239)	(36,180)
Net cash provided by (used for) investing activities	396,056	(3,858,413)	(2,946,773)
Financing activities
Proceeds from term debt, net of discount	128,536	3,407,535	2,215,950
Payments of term debt	(869,606)	(1,390,994)	(800,000)
Revolving credit facilities, net	203,576	559,985	162,633
Distributions paid	(698,535)	(643,473)	(567,969)
Lease deposits and other obligations to tenants	(5,020)	17,815	21,706
Proceeds from sale of units, net of offering costs	—	1,051,229	411,101
Repurchase of units	(17,940)	—	—
Unit vesting - satisfaction of tax withholdings	(29,922)	—	—
Payment of debt refinancing, deferred financing costs, and other financing activities	(53,612)	(54,489)	(42,347)
Net cash (used for) provided by financing activities	(1,342,523)	2,947,608	1,401,074
Decrease in cash, cash equivalents, and restricted cash for the year	(207,457)	(99,149)	(928,063)
Effect of exchange rate changes	(12,887)	4,662	16,441
Cash, cash equivalents, and restricted cash at beginning of year	461,882	556,369	1,467,991
Cash, cash equivalents and restricted cash at end of year	$241,538	$461,882	$556,369
Interest paid, including capitalized interest of $6,454 in 2022, $3,289 in 2021, and $3,030 in 2020	$353,838	$326,406	$309,920
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$176,580	$176,494	$147,666
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$459,227	$549,884	$1,462,286
Restricted cash, included in Other assets	2,655	6,485	5,705
	$461,882	$556,369	$1,467,991
End of period:
Cash and cash equivalents	$235,668	$459,227	$549,884
Restricted cash, included in Other assets	5,870	2,655	6,485
	$241,538	$461,882	$556,369

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

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2022, we have investments in 444 facilities in 31 states in the U.S., in seven countries in Europe, one country in South America, and across Australia. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our consolidated financial statements at December 31, 2022 are reasonable and supportable based on the information available (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from those estimates.

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

At December 31, 2022, we had loans and/or equity investments in certain variable interest entities approximating $633 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2022. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint ventures with Primotop Holdings S.à.r.l. ("Primotop") and Macquarie Asset Management ("MAM") (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

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

Operating Lease Revenue

We receive income from operating leases based on the fixed required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method, when collectability of the lease payments is deemed probable, over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rents earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in our consolidated statements of net income is presented as two amounts: rent billed and straight-line rent. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivables.

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

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, is maintained at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of the assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2022 are as follows:

Buildings and improvements	39.0 years
Lease intangibles	26.8 years
Leasehold improvements	14.4 years
Furniture, equipment, and other	9.8 years

Credit Losses:

Losses from Rent Receivables: For all leases, we continuously monitor the performance of our existing tenants including, but not limited to: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as rising inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

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

Losses on Financing Lease Receivables: We apply a forward-looking “expected credit loss” model to all of our financing receivables, including financing leases and loans. To do this, we have grouped our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further grouped our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determined a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjusted as needed for current trends or unusual circumstances. We have applied these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is under performing and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

We made the accounting policy election to exclude interest receivables from the credit loss reserve model. Instead, such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. Like operating lease receivables, the need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-accrual status when we determine that the collectability of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are typically collateralized by interests in receivables and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be reserved for/written-off once it is determined that such loan is no longer collectible. Interest receivables on loans are excluded from the forward looking credit loss reserve model; however, we assess their collectability similar to how we assess collectability for interest receivables on financing leases described above.

The following table summarizes our credit loss reserves (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of the year	$48,527	$8,726
Provision (recovery) for credit loss, net	99,009	41,710
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(26,390)	(1,909)
Balance at end of year	$121,146	$48,527

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

Our financial statements include the operations of TRS entities. None of our TRS entities are entitled to a dividends paid deduction and are subject to U.S. federal, state, and local income taxes. Our TRS entities are authorized to provide property development, leasing, and management services for third-party owned properties, and we will make non-mortgage loans to and/or investments in our lessees through these entities.

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

Stock-Based Compensation: We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which was amended during the second quarter of 2022. Awards of restricted stock and other equity-based awards with service conditions are valued at the average stock price per share on the date of grant and are amortized to compensation expense over the service periods (typically three years), using the straight-line method. Awards that contain market conditions are valued on the grant date using a Monte Carlo valuation model and are amortized to compensation expense over the derived service periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method. Awards with performance conditions are valued at the average stock price per share on the date of grant and are amortized using the straight-line method over the service period, adjusted for the probability of achieving the performance conditions. Forfeitures of stock-based awards are recognized as they occur.

Deferred Costs: Costs incurred that directly relate to the offerings of stock are deferred and netted against proceeds received from the offering. Leasing commissions and other third-party leasing costs that would not have been incurred if the lease was not obtained are capitalized as deferred leasing costs and amortized on the straight-line method over the terms of the related lease agreements. Costs identifiable with loans made to borrowers are capitalized and recognized as a reduction in interest income over the life of the loan.

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

Certain of our U.S. subsidiaries will enter into short-term and long-term transactions denominated in a foreign currency from time-to-time. Gains or losses resulting from these foreign currency transactions are revalued into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of revaluation gains or losses on our short-term transactions are included in other income (expense) in the consolidated statements of income, while the revaluation effects on our long-term investments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

Fair Value Option Election: For our equity investment in the international joint venture and equity interest in Springstone Health Opco, LLC (“Springstone”), along with any related investments such as loans (see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other investments that exist at December 31, 2022.

Leases (Lessee)

Pursuant to ASU 2016-02, we are required to apply a dual approach, classifying leases (in which we are the lessee) as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. We record a right-of-use asset and a lease liability for all material leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less are off balance sheet with lease expense recognized on a straight-line basis over the lease term.

Reclassifications: Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. For the year ended December 31, 2021, $39.4 million has been reclassified from "Other (including fair value adjustments on securities)" to "Real estate and other impairment charges, net" in our consolidated statements of Net Income. There is no impact to net income.

3. Real Estate and Other Activities

New Investments

For the years ended December 31, 2022, 2021, and 2020, we acquired or invested in the following net assets (in thousands):

	2022	2021	2020
Land and land improvements	$135,301	$642,312	$365,281
Buildings	487,698	2,381,654	2,547,313
Intangible lease assets — subject to amortization (weighted-average useful life of 21.3 years in 2022, 34.5 years in 2021, and 27.5 years in 2020)	45,394	262,385	642,699
Investment in financing leases	—	—	114,797
Mortgage loans(1)(2)	159,735	1,113,300	176,840
Investments in unconsolidated real estate joint ventures	399,456	—	233,593
Investments in unconsolidated operating entities	131,105	1,033,096	205,000
Other loans	—	—	103,195
Other assets	—	—	1,328
Liabilities assumed	(25,727)	(82,508)	(140,866)
	$1,332,962	$5,350,239	$4,249,180
Loans repaid(1)	—	(1,103,410)	(834,743)
Total net assets acquired	$1,332,962	$4,246,829	$3,414,437

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

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management (“MAM”), an unrelated party, to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward, and a fund managed by MAM acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on sale of real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of our consolidated balance sheets), which is being accounted for under the equity method of accounting.

In connection with this transaction, we separated the eight Massachusetts-based facilities into a separate master lease with terms generally identical to the other master lease, and the initial fixed lease term of both master leases were extended to 2041.

Other Transactions

On December 9, 2022, we acquired six behavioral health facilities in the United Kingdom for £233 million ($286 million), plus customary tax and other transaction costs. These hospitals are leased to Priory pursuant to separate long-term leases with inflation-based escalators. As part of this transaction, the third-party seller of the real estate provided £105 million of seller financing - see Note 4 for further details on this debt.

On March 11, 2022, we acquired four general acute care hospitals in Finland for €178 million ($194 million). These hospitals are leased to Pihlajalinna pursuant to a long-term lease with annual inflation-based escalators. We acquired these facilities by the share purchase of real estate holding entities that included deferred income tax and other liabilities of approximately $26 million.

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory. We funded £96.5 million towards a £100 million participation level, reflecting a 3.5% discount. The loan carries a variable rate that was 8.3% at December 31, 2022.

Other investments in 2022 included the acquisition of six general acute care facilities and the origination of a CHF 60 million mortgage loan to Infracore SA ("Infracore"). Of the assets acquired, three were general acute care facilities located throughout Spain, acquired on April 29, 2022 for €27 million, and leased to GenesisCare pursuant to a long-term lease with annual inflation-based escalators. In addition, two general acute care facilities, one in Arizona and the other in Florida, were acquired on April 18 and 25, 2022, respectively, for approximately $80 million and leased to Steward pursuant to an already existing master lease agreement with annual inflation-based escalators. The other general acute care facility, located in Colombia, was acquired on July 29, 2022 for $26 million and leased to Fundación Cardiovascular de Colombia pursuant to a long-term lease with inflation-based escalators.

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

Other Transactions

On December 2, 2021, we acquired the remaining 50% interest in a general acute hospital operated by IMED Hospitales ("IMED") in Valencia, Spain, which was formerly owned by our joint venture partner. We followed the asset acquisition cost accumulation model to account for this acquisition and included the carrying amount of our previously held equity interest, along with the approximately €46 million consideration paid and direct transaction costs incurred, in determining the total cost allocated to the net assets acquired.

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

On August 1, 2021, we completed the acquisition of five general acute care hospitals located in South Florida for approximately $900 million, plus closing and other transaction costs. These hospitals are leased to Steward pursuant to a master lease, with annual inflation-based escalators.

On July 6, 2021, we acquired four acute care hospitals and two on-campus medical office buildings in Los Angeles, California for $215 million. These hospitals are leased to Pipeline Health System, LLC ("Pipeline") pursuant to a long-term lease with annual inflation-based escalators.

On July 6, 2021, we also acquired an acute care hospital in Stirling, Scotland for £15.6 million. This hospital is leased to Circle Health Ltd. (“Circle”) pursuant to a long-term lease with annual inflation-based escalators.

On April 16, 2021, we made a CHF 145 million investment in Swiss Medical Network, our tenant via our Infracore equity investment.

On January 8, 2021, we made a $335 million loan to affiliates of Steward, all of the proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor.

2020 Activity

Circle Transaction

On January 8, 2020, we acquired a portfolio of 30 acute care hospitals located throughout the United Kingdom for approximately £1.5 billion from affiliates of BMI Healthcare, Inc. (“BMI”), as part of a share purchase in which we also inherited certain net deferred income tax and other liabilities and £27.6 million of unearned rent revenue. In a related transaction, affiliates of Circle acquired BMI and assumed its operations in the United Kingdom. As part of our acquisition, we inherited 30 existing leases with the operator that had initial fixed terms ending in 2050, with no renewal options but with annual inflation-based escalators. Effective June 16, 2020, these 30 leases were amended to include two five-year renewal options and improve the annual inflation-based escalators. These 30 leases are cross-defaulted and guaranteed by Circle.

Other Transactions

On December 31, 2020, we acquired an inpatient rehabilitation hospital in South Carolina for approximately $17 million. As part of the transaction, we acquired the fee simple real estate of three inpatient rehabilitation hospitals and one long-term acute care hospital in exchange for the reduction of the mortgage loans made to Ernest for such properties in 2012. These five facilities, with an approximate $115 million total investment, are leased to Ernest pursuant to an existing long-term master lease with multiple extension options and annual escalation provisions.

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

On July 8, 2020, we acquired the fee simple real estate of two general acute care hospitals located in the Salt Lake City, Utah area, Davis Hospital & Medical Center and Jordan Valley Medical Center, in exchange for the reduction of the mortgage loans made to Steward for such properties and additional cash consideration of $200 million based on their relative fair value. The approximate $950 million investment in these two facilities is subject to a Steward master lease.

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

Other acquisitions in 2020 included three inpatient rehabilitation hospitals, two general acute care hospitals, and one private acute care hospital totaling approximately $300 million. One inpatient rehabilitation facility, located in Dahlen, Germany, was acquired on August 5, 2020 for €12.5 million and is leased to MEDIAN Kliniken S.á.r.l. (“MEDIAN”) pursuant to the existing master lease. One of the general acute care facilities, located in Darlington, United Kingdom, was acquired on August 7, 2020 for £29.4 million and is leased to Circle pursuant to a long-term lease. The other general acute care hospital, located in London, United Kingdom, was acquired on November 25, 2020 for £50 million via the purchase of a 999-year ground lease and is leased to The Royal Marsden NHS Foundation Trust pursuant to a long-term lease. The inpatient rehabilitation hospitals, one in Texas and one in Indiana, were acquired on December 17, 2020 for approximately $58 million and are leased to Post Acute Medical, LLC pursuant to a long-term lease. The private acute care hospital, located in Reading, United Kingdom, was acquired on December 18, 2020 for £85.0 million and is leased to Circle pursuant to the existing long-term Circle master lease.

Development Activities

2022 Activity

During 2022, we agreed to finance the development of five new projects. One of these development projects is a behavioral health facility in McKinney, Texas with a total budget of approximately $35 million. This facility will be leased to Springstone pursuant to the existing long-term master lease. The second development project is an inpatient rehabilitation facility in Cayce, South Carolina with a total budget of approximately $22 million. This facility will be leased to Ernest pursuant to an existing long-term master lease. In addition, we agreed to finance the development of and lease three general acute care facilities located throughout Spain for a total commitment of approximately €120 million. These facilities will be leased to our existing tenant, IMED, under a long-term master lease agreement.

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is being leased to Ernest pursuant to an existing long-term master lease.

2021 Activity

In the fourth quarter of 2021, we agreed to finance the development of and lease an acute care facility in Texarkana, Texas for $169.4 million. After initial delays with a change in the general contractor, physical construction has begun with an updated expected completion date of the first quarter of 2026. This facility will be leased to Steward pursuant to an existing long-term master lease.

2020 Activity

On November 23, 2020, we agreed to finance the development of and lease an inpatient rehabilitation facility in Stockton, California for $47.7 million. This facility will be leased to Ernest pursuant to an existing long-term master lease.

During 2020, we completed construction on two general acute care facilities and one inpatient rehabilitation facility and began recognizing revenue on these properties immediately thereafter.

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2022	Estimated Rent Commencement Date
Ernest (Stockton, California)	$47,700	$45,739	1Q 2023
IMED (Spain)	50,411	13,037	2Q 2023
Ernest (South Carolina)	22,400	7,541	2Q 2023
IMED (Spain)	45,408	33,801	3Q 2023
Springstone (Texas)	34,600	1,962	1Q 2024
IMED (Spain)	36,734	8,320	3Q 2024
Steward (Texas)	169,408	57,020	1Q 2026
	$406,661	$167,420

Disposals

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this Note 3 for further details on this transaction.

During 2022, we also completed the sale of 15 other facilities (including 11 properties sold on September 1, 2022 related to the Prime repurchase option for proceeds of $366 million) and five ancillary properties for total proceeds of approximately $522 million and recognized a gain on real estate of approximately $100 million, along with a $42 million write-off of straight-line rent receivables due to the early termination of certain properties' expected lease terms.

Summary of Operations for Disposed Assets in 2022

The properties sold during 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenues(1)	$17,831	$180,549	$174,362
Real estate depreciation and amortization(2)	(4,683)	(28,579)	(38,059)
Property-related expenses	(1,588)	(5,065)	(12,509)
Other income(3)	536,813	181	1,228
Income from real estate dispositions, net	$548,373	$147,086	$125,022
(1)
Includes approximately $42 million of straight-line rent and other write-offs associated with the non-Macquarie disposal transactions for the year ended December 31, 2022.
(2)
Lower in 2022 as we stopped depreciating the properties making up the Macquarie Transaction once deemed held for sale in September 2021.
(3)
Includes $536.8 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the year ended December 31, 2022.

2021 Activity

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

Intangible Assets

At December 31, 2022 and 2021, our intangible lease assets were $1.4 billion ($1.2 billion, net of accumulated amortization) and $1.4 billion ($1.3 billion, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $55.9 million, $56.0 million, and $42.4 million in 2022, 2021, and 2020, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2023	$56,740
2024	56,683
2025	56,535
2026	56,266
2027	55,932

As of December 31, 2022, capitalized lease intangibles have a weighted-average remaining life of 23.7 years.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. The initial fixed lease terms of these infrastructure-type assets are typically at least 15 years, and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the CPI (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. For three properties with a carrying value of approximately $110 million at December 31, 2022, our leases require a residual value guarantee from the tenant. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance. We routinely inspect our properties to ensure our assets are being maintained properly and in compliance with the terms of our leases.

The following table summarizes total future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under noncancelable leases as of December 31, 2022 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2023	$984,353	$161,079	$1,145,432
2024	1,001,456	164,357	1,165,813
2025	1,016,367	167,701	1,184,068
2026	1,031,717	171,112	1,202,829
2027	1,048,409	174,591	1,223,000
Thereafter	25,851,987	4,376,304	30,228,291
	$30,934,289	$5,215,144	$36,149,433

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At December 31, 2022, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities and three Prime facilities that are accounted for as DFLs and leases on 13 of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Minimum lease payments receivable	$880,253	$1,183,855
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(731,915)	(918,584)
Net investment in direct financing leases	352,156	469,089
Other financing leases (net of allowance for credit loss)	1,339,167	1,584,238
Total investment in financing leases	$1,691,323	$2,053,327

The decrease in total investment in financing leases during 2022 is primarily related to financing leases associated with two properties sold on September 1, 2022 associated with the Prime repurchase transaction, along with the impairment associated with our Prospect properties, as discussed further below.

COVID-19 Rent Deferrals

Due to the COVID-19 pandemic and its impact on our tenants’ business, we agreed to defer collection of a certain amount of rent for a few tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $14.6 million as of December 31, 2022, to be paid over specified periods in the future with interest.

Prospect Medical Holdings

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by Prospect for a combined purchase price of approximately $1.5 billion. In addition, we originated a $112.9 million term loan secured by a parent guaranty. In the 2022 second quarter, we funded an additional $100 million towards the existing mortgage loan that is secured by a first lien on a California hospital.

Prospect (like other healthcare systems around the world) struggled through the COVID-19 pandemic, starting in early 2020 and continuing through much of the 2022 first quarter with the impact from the Omicron variant. Although admissions, surgeries, and ER visits are back above pre-COVID levels at their California and Connecticut properties, Prospect’s four Pennsylvania facilities are still trailing. Now with the impact of higher labor and other costs due to inflation, Prospect has experienced a decline in cash flows during 2022. Prospect has been working through various restructuring plans to manage their cash flow. Some of these plans have made it to the binding commitment stage, including the expected sale of their Connecticut properties to Yale New Haven Health ("Yale") announced in October 2022, while others have not.

Until the 2022 fourth quarter, Prospect was current on its rent and interest obligations under the various agreements. However, with rent and interest now past due and certain of Prospect’s restructuring plans yet to be finalized, we recorded an approximate $280 million impairment charge in the 2022 fourth quarter, as shown in "Real estate and other impairment charges, net" on the consolidated statements of net income. As part of this charge, we reduced the carrying value of the underperforming Pennsylvania properties by approximately $170 million (to approximately $250 million) and reserved all non-cash rent for a total of $112 million. We expect to record rent on our Prospect leases on a cash basis for the foreseeable future. At December 31, 2022, we believe our remaining investment in the Prospect real estate and other assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's current lease of our California assets remains in place, and we were repaid on February 7, 2023 for all rent that was outstanding at December 31, 2022, along with what was due for January and February 2023. We have agreed to defer $5.6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. We also agreed to provide approximately $11 million in capital funding for Pipeline to complete their behavioral facility addition to the Coast Plaza Hospital, which will result in increased rent to us upon completion. As of December 31, 2022, assets leased to Pipeline represent 1% of our total assets, which we believe are fully recoverable at this time. However, no assurances can be given that we will not have any write-offs or impairments in future periods.

Watsonville Community Hospital

On September 30, 2019, we acquired the real estate of Watsonville Community Hospital in Watsonville, California for $40 million, which was then leased to Halsen Healthcare. In addition, we made a working capital loan to Halsen Healthcare. The hospital operator faced significant financial challenges over a two-year period that were worsened by the COVID-19 pandemic. During this time, we increased the loan in an effort to support the operator of this facility, allowing it to continue to serve the community's needs. On December 5, 2021, Halsen Healthcare filed Chapter 11 bankruptcy in order to reorganize, while keeping the hospital open. As such, we recorded a credit loss reserve of approximately $40 million against the estimated uncollectible portion of the loan and wrote off approximately $2.5 million of billed and straight-line rent receivables.

On February 23, 2022, the bankruptcy court approved the bid by Pajaro Valley Healthcare District Corporation ("Pajaro") to purchase the operations of the Watsonville Community Hospital and lease the real estate from us. On August 31, 2022, Pajaro completed this purchase of the operations of the Watsonville Community Hospital. As a result of this transaction, we were repaid approximately $32 million of the loans previously provided to the hospital. This loan repayment resulted in a net credit loss recovery of approximately $15 million in 2022 and reflected in the "Real estate and other impairment charges, net" line of the consolidated statements of net income. To date, Pajaro has been current on its monthly rental payments to us.

Other Leasing Activities

2022 Activity

At September 30, 2022, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing less than 0.3% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant termination fee in 2019.

2021 Activity

On December 23, 2021, Lifepoint Health, Inc. ("Lifepoint") announced the completion of the transaction with Kindred Healthcare (“Kindred”), in which Lifepoint acquired Kindred, and announced the related launch of ScionHealth, a new healthcare company made up of a combination of former Kindred and Lifepoint hospitals. With this transaction, we have eight properties leased to ScionHealth and nine properties leased to Lifepoint.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of December 31, 2022	As of December 31, 2021
MEDIAN	50%	$482,735	$517,648
Swiss Medical Network	70%	454,083	476,193
Steward (Macquarie Transaction)	50%	417,701	—
Policlinico di Monza	50%	86,245	95,468
HM Hospitales	45%	57,139	63,618
Total		$1,497,903	$1,152,927

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of December 31, 2022	As of December 31, 2021
Steward (loan investment)	$362,831	$360,164
International joint venture	231,402	219,387
Springstone	200,827	187,450
Priory	156,575	42,315
Swiss Medical Network	157,145	159,208
Steward (equity investment)	125,862	139,000
Prospect	112,777	112,283
Aevis Victoria SA ("Aevis")	72,904	61,271
Aspris Children's Services ("Aspris")	16,023	8,356
Caremax	8,526	—
Total	$1,444,872	$1,289,434

The increase during 2022 is primarily due to our investment in the Priory syndicated term loan as described under "New Investments" in this Note 3. In the 2022 fourth quarter, Steward sold its managed care business to Caremax and received shares of Caremax plus cash, along with the potential for additional stock contingent on performance. As part of this transaction, we received a dividend of Caremax shares that are marked to fair value each period.

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded a $2.3 million favorable non-cash fair value adjustment during 2022 as shown in the "Other (including fair value adjustments on securities)" line of the consolidated statements of net income; whereas, this was an $8.2 million favorable non-cash fair value adjustment in 2021. We also earned approximately $4 million of dividend income from our Switzerland investments during 2022.

Pursuant to our existing 9.9% equity interest in Steward, we received an $11 million cash distribution during 2021, which was accounted for as a return of capital.

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

1)
Facility concentration – At December 31, 2022 and December 31, 2021, our largest single property represented approximately 2.7% of our total assets.
2)
Operator concentration – For the years ended December 31, 2022 and December 31, 2021, revenue from each of Steward, Circle, and Prospect individually represented more than 10% of our total revenues.
3)
Geographic concentration – At December 31, 2022, investments in the U.S, Europe, Australia, and South America represented approximately 61%, 33%, 5%, and 1%, respectively, of our total assets compared to 64%, 30%, 5%, and 1%, respectively, of our total assets at December 31, 2021.
4)
Facility type concentration – For the year ended December 31, 2022, approximately 76% of our revenues were generated from our general acute care facilities, while revenues from our behavioral and rehabilitation facilities made up 13% and 7%, respectively. Freestanding ER/urgent care facilities and long-term acute care facilities combined to make up the remaining 4%. In comparison, general acute care, behavioral, and rehabilitation facilities made up 81%, 8%, and 7%, respectively, of our total revenues for the year ended December 31, 2021. Revenues from our freestanding ER/urgent care, and long-term acute care facilities combined to make up approximately 4% for the year ended December 31, 2021.

(For geographic and facility type concentration metrics above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.)

Related Party Transactions

Lease and interest revenue earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $135.5 million, $63.9 million, and $29.8 million for 2022, 2021, and 2020, respectively.

See subsections “New Investments” and “Disposals” in this Note 3 as it relates to our investments in Springstone and the international and Infracore ventures for other related party transactions during 2022, 2021, and 2020.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2022	As of December 31, 2021
Revolving credit facility(A)	$929,584	$730,000
Interim credit facility	—	869,606
Term loan	200,000	200,000
British pound sterling term loan due 2024(B)	126,690	—
British pound sterling term loan due 2025(B)	845,810	947,240
Australian term loan facility(B)	817,560	871,560
2.550% Senior Unsecured Notes due 2023(B)	483,320	541,280
3.325% Senior Unsecured Notes due 2025(B)	535,250	568,500
0.993% Senior Unsecured Notes due 2026(B)	535,250	568,500
2.500% Senior Unsecured Notes due 2026(B)	604,150	676,600
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	724,980	811,920
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	422,905	473,620
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,325,499	$11,358,826
Debt issue costs and discount, net	(57,087)	(76,056)
	$10,268,412	$11,282,770

(a)
Includes £90 million of GBP-denominated borrowings and €253 million of Euro-denominated borrowings that reflect the exchange rate at December 31, 2022.
(b)
Non-U.S. dollar denominated debt that reflects the exchange rate at period-end.

As of December 31, 2022, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2023	$483,320
2024	944,250
2025	1,381,060
2026	2,568,984
2027	1,600,000
Thereafter	3,347,885
Total	$10,325,499

Credit Facility

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

The applicable margin for revolving loans that are Term Benchmark Loans or RFR Loans, as defined in the Credit Facility agreement, is adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee is adjustable on a sliding scale from 0.125% to 0.30% (currently 0.25%) based on current credit rating and is payable on the revolving loan facility.

At December 31, 2022, we had $929.6 million outstanding on the revolving credit facility, whereas, we had $730.0 million outstanding on our revolving credit facility at December 31, 2021. At December 31, 2022 and 2021, our availability under our revolving credit facility was $0.9 billion and $0.6 billion, respectively. The weighted-average interest rate on the revolving facility was 3.8% and 1.3% during 2022 and 2021, respectively.

At December 31, 2022 and 2021, the interest rate in effect on our term loan was 5.70% and 1.56%, respectively.

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

July 2021 Interim Credit Facility

On July 27, 2021, we entered into a $1 billion interim credit facility with Barclays Bank PLC as administrative agent ("July 2021 Interim Credit Facility"), and several lenders from time-to-time are parties thereto. We used this facility to partially fund the acquisition of five South Florida facilities in August 2021 and the Springstone investments in October 2021. At December 31, 2021, the outstanding balance under this facility was $869.6 million.

On March 15, 2022, we paid off and terminated the July 2021 Interim Credit Facility with proceeds from the Macquarie Transaction as more fully described in Note 3 to the consolidated financial statements.

Non-U.S. Term Loans

British Pound Sterling Term Loan due 2024

On December 9, 2022, we entered into a £105 million unsecured sterling-denominated term loan, of which we used to partially fund the Priory acquisition on the same date. This term loan matures on December 9, 2024, and has a fixed interest rate of 5.250%.

British Pound Sterling Term Loan due 2025

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

Interest Rate Swaps

At December 31, 2022, we had a derivative asset of approximately $93.2 million related to the combination of the sterling-denominated term loan interest rate swap and the Australian dollar term loan interest rate swap. At December 31, 2021, we had a derivative asset of approximately $12.4 million related to the sterling-denominated term loan interest rate swap and a derivative liability of approximately $4.2 million related to the Australian dollar term loan interest rate swap. Derivative assets are included in

“Other assets” while, the derivative liabilities are included in "Accounts payable and accrued expenses" on our consolidated balance sheets.

Senior Unsecured Notes

The following are the basic terms of our senior unsecured notes at December 31, 2022 (par value amounts in thousands):

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

We may repurchase, redeem, or refinance senior unsecured notes from time-to-time. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, or a tender offer. In some cases, we may redeem some or all of the notes at any time, but may require a redemption premium that will decrease over time. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Debt Refinancing and Unutilized Financing Costs

2022

In 2022, we incurred approximately $9.5 million of debt refinancing costs. These costs were incurred as a result of the payoff of our July 2021 Interim Credit Facility with proceeds from the Macquarie Transaction on March 14, 2022, along with the amendment of our Credit Facility on June 29, 2022.

2021

With the termination of our January 2021 Interim Credit Facility and other debt activity, we incurred approximately $7.3 million of debt refinancing costs in 2021.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At December 31, 2022, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2022, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our REIT taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our REIT taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates. Taxable income from non-REIT activities managed through our TRS entities is subject to applicable U.S. federal, state, and local income taxes. Our international subsidiaries are also subject to income taxes in the jurisdictions in which they operate.

From our TRS entities and our foreign operations, income tax (expense) benefit were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current income tax (expense) benefit:
Domestic	$1,111	$(1,559)	$63
Foreign	(27,751)	(18,964)	(10,203)
	(26,640)	(20,523)	(10,140)
Deferred income tax (expense) benefit:
Domestic	(15,628)	6,915	(10,680)
Foreign	(13,632)	(60,340)	(10,236)
	(29,260)	(53,425)	(20,916)
Income tax (expense)	$(55,900)	$(73,948)	$(31,056)

A reconciliation of income tax (expense) benefit from the statutory income tax rate to the effective tax rate based on income before income taxes for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Income before income tax	$959,719	$730,888	$463,328
Income tax (expense) at the U.S. statutory federal rate (21% in 2022, 2021, and 2020)	(201,541)	(153,486)	(97,299)
Decrease (increase) in income tax resulting from:
Foreign rate differential	1,826	2,742	2,160
State income taxes, net of federal benefit	(1,886)	—	970
U.S. earnings not subject to federal income tax	165,705	132,266	82,921
Equity investments	—	—	380
Change in valuation allowance	(11,281)	(10,040)	(8,514)
Statutory tax rate change	(941)	(43,924)	(9,471)
Interest disallowance	(1,737)	(646)	—
Other items, net	(6,045)	(860)	(2,203)
Total income tax (expense)	$(55,900)	$(73,948)	$(31,056)

In 2022, we incurred approximately $5 million of income tax expense from the credit loss recovery on loans made to the Watsonville Community Hospital; whereas, in 2021, we recorded an approximate $10 million income tax benefit related to the initial loan impairment, as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.

During the 2021 second quarter, the United Kingdom enacted an increase in its corporate income tax rates from 19% to 25% effective April 1, 2023, which resulted in a one-time adjustment to our net deferred tax liabilities of approximately $43 million.

The foreign provision for income taxes is based on foreign profit before income taxes of $159.6 million, $164.0 million, and $62.1 million in 2022, 2021, and 2020, respectively.

The domestic provision for income taxes is based on income (loss) before income taxes of $10.8 million in 2022, $(29.7) million in 2021, and $6.4 million in 2020 from our TRS entities.

At December 31, 2022 and 2021, components of our deferred tax assets and liabilities were as follows (in thousands):

	2022	2021
Deferred tax assets:
Operating loss and interest deduction carry forwards	$175,922	$197,876
Other	15,218	1,815
Total deferred tax assets	191,140	199,691
Valuation allowance	(71,499)	(61,747)
Total net deferred tax assets	$119,641	$137,944
Deferred tax liabilities:
Property and equipment	$(294,181)	$(320,546)
Net unbilled revenue	(63,324)	(43,366)
Partnership investments	(26,268)	(15,963)
Other	(27,153)	(3,836)
Total deferred tax liabilities	(410,926)	(383,711)
Net deferred tax asset (liability)	$(291,285)	$(245,767)

At December 31, 2022, we had net NOL and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$148,900	$633,682

Tax-effected NOL carryforwards	$24,013	$151,909
Valuation allowance	(13,864)	(57,635)
Net deferred tax asset - NOL carryforwards	$10,149	$94,274
Expiration periods	2024-indefinite	indefinite

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

During 2022, a valuation allowance of $9.8 million has been recorded against a portion of our deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized. Valuation allowance activity recorded generally follows the activity of the associated deferred tax asset that is not expected to be recognized. From time-to-time, we may acquire deferred tax assets as part of real estate transactions and will assess the need for a valuation allowance as part of the opening balance sheet. Additionally, valuation allowances will be remeasured for foreign currency translation fluctuations through other comprehensive income.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our REIT taxable income in 2022, 2021, and 2020. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
Per share:	2022	2021	2020
Ordinary dividend (1)	$0.4703	$0.7646	$0.6030
Long-term capital gain (2)	0.6797	0.1654	—
Return of capital	—	0.1800	0.4670
Total	$1.1500	$1.1100	$1.0700

(1)
For the years ended December 31, 2022, 2021, and 2020, includes Section 199A dividends of 0.4703, 0.7646, and 0.6030, respectively.
(2)
For the years ended December 31, 2022, 2021, and 2020, includes Unrecaptured Section 1250 gains of 0.2574, 0.0583, and 0.0000, respectively.

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

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$903,819	$656,940	$432,272
Non-controlling interests’ share in earnings	(1,222)	(919)	(822)
Participating securities’ share in earnings	(1,602)	(2,161)	(2,105)
Net income, less participating securities’ share in earnings	$900,995	$653,860	$429,345
Denominator:
Basic weighted-average common shares	598,634	588,817	529,239
Dilutive potential common shares	203	1,322	1,222
Diluted weighted-average common shares	598,837	590,139	530,461

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$903,819	$656,940	$432,272
Non-controlling interests’ share in earnings	(1,222)	(919)	(822)
Participating securities’ share in earnings	(1,602)	(2,161)	(2,105)
Net income, less participating securities’ share in earnings	$900,995	$653,860	$429,345
Denominator:
Basic weighted-average units	598,634	588,817	529,239
Dilutive potential units	203	1,322	1,222
Diluted weighted-average units	598,837	590,139	530,461

7. Stock Awards

Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the recent amendment increased the number of shares of common stock registered and reserved for stock awards by 16 million to 28.9 million. As of December 31, 2022, 19.3 million shares remain available for future stock awards. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards (along with shares withheld for payroll tax withholding purposes) are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and restricted stock units pursuant to our Equity Incentive Plan. These stock-based awards have been granted in the form of service-based awards and performance awards based on company-specific performance hurdles. See below for further details on each of these stock-based awards:

Service-Based Awards

In 2022, 2021, and 2020, the Compensation Committee granted service-based awards to employees and non-employee directors. Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2022, 2021, and 2020, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants:

In 2022, 2021, and 2020, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The performance thresholds for 2022, 2021, and 2020 awards were based on funds from operations growth, EBITDA, and acquisitions.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2022, 2021, and 2020 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the SNL U.S. REIT Healthcare Index (“SNL Index”) and 2) how our TSR compared to a threshold set by the Compensation Committee.

The following summarizes stock-based award activity in 2022 and 2021 (which includes awards granted in 2022, 2021, 2020, and any applicable prior years), respectively:

For the Year Ended December 31, 2022:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	922,954	$20.26	5,477,536	$15.86
Awarded	659,393	$21.18	1,828,971	$18.45
Vested	(750,854)	$20.25	(2,924,722)	$13.87
Forfeited	(21,010)	$20.06	(32,704)	$19.17
Nonvested awards at end of year	810,483	$21.02	4,349,081	$18.26

For the Year Ended December 31, 2021:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,057,054	$18.79	5,086,983	$14.41
Awarded	651,113	$20.83	1,957,802	$17.94
Vested	(781,076)	$18.77	(1,551,482)	$13.73
Forfeited	(4,137)	$18.69	(15,767)	$16.72
Nonvested awards at end of year	922,954	$20.26	5,477,536	$15.86

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2022, 2021, and 2020, we recorded $49.4 million, $52.1 million, and $47.2 million, respectively, of non-cash compensation expense. The remaining unrecognized cost from stock-based awards at December 31, 2022, is $47.1 million, which will be recognized over a weighted-average period of 1.2 years. Stock-based awards that vested in 2022, 2021, and 2020, had a value of $82.6 million, $49.9 million, and $58.9 million, respectively.

8. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million. This transaction is expected to close in 2023 subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2022 Activity

On October 9, 2022, the board of directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $500 million of common stock, par value $0.001 per share. In 2022, we repurchased 1.6 million shares for a total of $17.9 million. The Stock Repurchase Program expires on October 10, 2023.

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

MPT Operating Partnership, L.P.

At December 31, 2022, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership.

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

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the limited partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will generally be allocated first to the limited partners until their capital account is zero and then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. On December 28, 2020, approximately 232 thousand LTIP units were converted to common units and then redeemed for approximately $4.9 million of cash. No LTIP units exist at December 31, 2022.

For each share of common stock issued/repurchased by Medical Properties Trust, Inc., the Operating Partnership issues/repurchases a corresponding number of operating partnership units.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2022			December 31, 2021
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$167,035		$163,101	$56,229		$56,564
Loans(1)	1,405,615	(2)	1,360,113	991,609	(2)	991,954
Debt, net	(10,268,412)		(8,697,042)	(11,282,770)		(11,526,388)

(1)
Excludes the acquisition loan and mortgage loan made in October 2021 for our Springstone investment and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $223.8 million and $70.1 million of mortgage loans, a $315.9 million and $335.6 million shareholder loan included in investments in unconsolidated real estate joint ventures, $640.4 million and $521.4 million of loans that are part of our investments in unconsolidated operating entities, and $225.5 million and $64.5 million of other loans at December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$140,260	$140,260	$143,068	$143,068	Mortgage loans
Equity investment and other loans	434,609	441,943	409,638	409,638	Investments in unconsolidated operating entities/Other loans

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

In 2022, we recorded an unfavorable fair value adjustment of approximately $7 million to our investments, as shown in "Other (including fair value adjustments on securities)" in our consolidated statements of net income. No fair value adjustment was recorded in 2021.

The DLOM on our Springstone investment was 40% at December 31, 2022. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using basis point variations (dollars in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) in Fair Value
+ 100 basis points	$(43)
- 100 basis points	43

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes. In these cases, fair value may be based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs as more fully described in Note 2, or for our real estate, including for the impairment analysis on our Prospect Pennsylvania real estate in 2022, we may use a market approach using level 2 inputs, whereby we will divide the expected net operating income (i.e. rent revenue less expenses, if any) of the facility by a market capitalization rate.

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

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2022	2021
Operating lease cost (1)	(2)	$12,175	$10,694
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51
Interest on lease liabilities	Interest	128	128
Sublease income	Other	(4,485)	(4,466)
Total lease cost		$7,869	$6,407

(1)
Includes short-term leases.
(2)
$5.7 million and $6.3 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2022 and 2021, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2022 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2023	$8,742	$129	$(4,416)	$4,455
2024	8,880	130	(4,272)	4,738
2025	8,289	131	(4,328)	4,092
2026	7,884	133	(4,021)	3,996
2027	7,873	134	(3,730)	4,277
Thereafter	235,940	4,516	(65,320)	175,136	(1)
Total undiscounted minimum lease payments	$277,608	$5,173	$(86,087)	$196,694
Less: interest	(176,016)	(3,235)
Present value of lease liabilities	$101,592	$1,938

(1)
Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Right of use assets:
Operating leases - real estate	Land	$63,553	$68,616
Finance leases - real estate	Land	1,734	1,785
Total real estate right of use assets		$65,287	$70,401
Operating leases - corporate	Other assets	26,225	7,458
Total right of use assets		$91,512	$77,859

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$101,592	$85,217
Financing leases	Obligations to tenants and other lease liabilities	1,938	1,937
Total lease liabilities		$103,530	$87,154

Weighted-average remaining lease term:
Operating leases		33.2	40.6
Finance leases		33.9	34.9
Weighted-average discount rate:
Operating leases		6.1%	6.4%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,169	$7,330
Operating cash flows used for finance leases	128	126
Non-cash activities - Right-of-use assets obtained in exchange for lease obligations:
Operating leases	23,066	1,120

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	As of December 31,
	2022	2021
Debt issue costs, net(1)	$12,036	$5,488
Other corporate assets	256,438	231,731
Prepaids and other assets	304,516	96,261
Total other assets	$572,990	$333,480
(1)
Relates to our revolving credit facility

Other corporate assets include land and land improvements associated with our corporate offices, furniture and fixtures, equipment, corporate vehicles, aircraft, enterprise and other software, deposits, and right-of-use assets associated with corporate leases. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), non-tenant receivables, derivative assets, and lease inducements made to tenants, among other items.

Prepaids and other assets are higher in 2022 due to an approximate $80 million increase in derivative assets (associated with our interest rate swaps) and recovery receivables associated with flood damage of our Norwood facility, among other things.

13. Subsequent Events

On February 7, 2023, a subsidiary of Lifepoint acquired a majority interest in Springstone (the "Lifepoint Transaction") based on an enterprise value of $250 million. We received approximately $205 million in full satisfaction of our initial acquisition loan to Springstone, including accrued interest. We also retained our minority equity interest in the operations of Springstone and will continue to own and lease Springstone's behavioral hospitals. As part of the Lifepoint Transaction, Lifepoint agreed to extend its current lease with us on eight existing general acute care hospitals by five years to 2041.

On February 15, 2023, we agreed to lease five general acute care facilities located in Utah currently leased to Steward to Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health, subsequent to CHIC's pending acquisition of the Utah hospital business currently operated by Steward. Centura Health will manage the facilities for CHIC. The consummation of this transaction, which is subject to regulatory approval, is expected in 2023. The initial 15 year lease with CHIC for these Utah assets (approximately 5.5% of our total assets at December 31, 2022) will generate an initial cash yield of 7.8%, bump annually by 3%, and include repurchase options at the greater of fair value or our gross investment.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2022 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2022, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 1, 2023.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 1, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 1, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 1, 2023.

ITEM 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Birmingham, Alabama, PCAOB Auditor ID 238. The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than May 1, 2023.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	55
MPT Operating Partnership, L.P.	57

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2022 and 2021	59
Consolidated Statements of Net Income for the Years Ended December 31, 2022, 2021, and 2020	60
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020	61
Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	63

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2022 and 2021	64
Consolidated Statements of Net Income for the Years Ended December 31, 2022, 2021, and 2020	65
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020	66
Consolidated Statements of Capital for the Years Ended December 31, 2022, 2021, and 2020	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	68

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	69
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020	110
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021, and 2020	111
Schedule IV — Mortgage Loans on Real Estate at December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021, and 2020	122

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015

3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.	8-K	001-32559	4.2	July 22, 2016
4.5	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.	8-K	001-32559	4.2	March 27, 2017
4.6	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.7	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.8	Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.2	December 11, 2019
4.9	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.10	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020

4.11	Seventeenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	March 29, 2021
4.12	Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.4	March 29, 2021
4.13	Nineteenth Supplemental Indenture, dated as of October 6, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	October 13, 2021
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***	10-K	001-32559	10.2	March 1, 2019
10.3	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 26, 2019
10.4	Medical Properties Trust, Inc. Amended and Restated 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 28, 2022
10.5	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.6	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.7	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.8	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.9	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.11	Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 10, 2003***	S-11/A	333-119957	10.5	January 6, 2005
10.12	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.13	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***	8-K	001-32559	10.2	August 6, 2007
10.14	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***	8-K	001-32559	10.3	August 6, 2007
10.15	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.16	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.17	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated September 29, 2006***	10-K	001-32559	10.61	March 14, 2008
10.18	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2008***	10-K	001-32559	10.74	March 13, 2009
10.19	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Emmett E. McLean, dated January 1, 2009***	10-K	001-32559	10.75	March 13, 2009

10.20	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.21	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.22	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.23	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.24	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.25	Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.	10-Q	001-32559	10.1	August 9, 2019
10.26	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.27	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
10.28	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee	10-Q	001-32559	10.1	November 9, 2021
10.29	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 29, 2022, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-32559	1.1	July 6, 2022
21.1*	Subsidiaries of Medical Properties Trust, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

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

Date: March 1, 2023

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2023

/s/ G. Steven Dawson G. Steven Dawson	Director	March 1, 2023

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	March 1, 2023

/s/ Emily W. Murphy	Director	March 1, 2023
Emily W. Murphy

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	March 1, 2023

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 1, 2023

/s/ Michael G. Stewart Michael G. Stewart	Director	March 1, 2023

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 1, 2023

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2022

		Additions				Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2022	$154,161	$294,861	(2)	$—		$(55,965)	(3)	$393,057
2021	$146,637	$69,131	(4)	$7,340	(5)	$(68,947)	(6)	$154,161
2020	$109,803	$58,044	(7)	$22,944	(8)	$(44,154)	(9)	$146,637

(1)
Includes real estate impairment reserves, allowance for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)
Represents a $170.6 million increase to real estate impairment reserves, $0.5 million increase in accounts receivable and other reserves, $114.0 million increase in credit loss reserves on financing-type receivables, and a $9.8 million increase in valuation allowance to reserve against our net deferred tax assets in 2022.
(3)
Includes a $2.9 million decrease in real estate impairment reserves related to disposals in 2022, a $11.7 million decrease in accounts receivable and other reserves, a net credit loss recovery of approximately $15 million on the Watsonville loans, and a $26.4 million decrease of credit loss reserves related to financial instruments sold, repaid, or satisfied in 2022.
(4)
Represents a $41.7 million increase in credit loss reserves on financing-type receivables, $8 million increase in accounts receivable and other reserves, and an approximately $20 million increase in valuation allowances to reserve against our net deferred tax assets in 2021.
(5)
Represents $7.3 million of tax valuation allowances recorded as part of the purchase price allocation of the Priory Transaction as disclosed in Note 3 to Item 8 of this Annual Report on Form 10-K.
(6)
Includes a $22.4 million decrease in real estate impairment reserves related to disposals in 2021, a $38.7 million decrease in accounts receivable and other reserves, $6.0 million decrease of equity investment impairment reserve related to disposals in 2021, and $1.9 million of credit loss recovery related to loan paydowns in 2021.
(7)
Represents a $19.0 million increase to real estate impairment reserves, $23.9 million increase in accounts receivable and other reserves, $3.3 million increase in credit loss reserves on financing-type receivables, and a $11.9 million increase in valuation allowances to reserve against our net deferred tax assets in 2020.
(8)
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
(9)
Includes a $40.5 million decrease in real estate impairment reserves related to disposals in 2020, $2.9 million of credit loss recovery related to loan paydowns in 2020, and a $0.8 million decrease in tax valuation allowances.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2022

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Aberdeen, UK	Acute care general hospital	$4,036	$95,595	$—	$—	$4,036	$95,595	$99,631	$7,194	$—	1985	January 9, 2020	40
Algeciras, Spain	Acute care general hospital	505	7,973	—	—	505	7,973	8,478	146	—	1997	April 29, 2022	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	6,055	—	2014	August 31, 2014	40
Altrincham, UK	Behavioral health facility	13,899	23,895	—	—	13,899	23,895	37,794	61	—	1890, 2014	December 9, 2022	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	871	—	2014	March 19, 2014	40
Arnold, UK	Behavioral health facility	453	9,412	—	—	453	9,412	9,865	387	—	2008	June 25, 2021	40
Ashtead, UK	Acute care general hospital	35,840	67,195	—	—	35,840	67,195	103,035	5,852	—	1981	August 16, 2019	40
Aurora, CO	Freestanding ER	2,845	4,812	—	—	2,845	4,812	7,657	872	—	2015	September 17, 2015	40
Austin, TX	Freestanding ER	3,665	4,200	—	—	3,665	4,200	7,865	642	—	2017	March 2, 2017	40
Avondale, AZ	Behavioral health facility	5,383	64,650	—	—	5,383	64,650	70,033	2,050	—	2016	October 19, 2021	40
Ayr, UK	Behavioral health facility	16,125	46,178	—	—	16,125	46,178	62,303	1,768	—	2004	June 25, 2021	40
Bad Salzuflen, Germany	Rehabilitation hospital	10,186	25,777	—	—	10,186	25,777	35,963	3,573	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	6,922	22,669	—	—	6,922	22,669	29,591	2,992	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,092	2,669	—	—	1,092	2,669	3,761	379	—	1973, 2010	November 30, 2017	40
Bakersfield, CA	Rehabilitation hospital	2,178	45,253	—	—	2,178	45,253	47,431	930	—	2022	May 15, 2020	40
Basingstoke, UK	Acute care general hospital	12,264	47,635	—	—	12,264	47,635	59,899	3,609	—	1984	January 9, 2020	40
Bassenheim, Germany	Rehabilitation hospital	1,095	5,129	—	—	1,095	5,129	6,224	557	—	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,432	29,685	—	—	1,432	29,685	31,117	6,308	—	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	6,827	12,389	—	—	6,827	12,389	19,216	965	—	1992	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,184	19,882	—	—	5,184	19,882	25,066	1,501	—	1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,462	7,122	—	—	1,462	7,122	8,584	544	—	1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	2,563	—	—	—	2,563	—	2,563	—	—	1972	August 23, 2019	—
Bennettsville, SC	Acute care general hospital	794	15,773	—	—	794	15,773	16,567	9,999	—	1984	April 1, 2008	42
Big Spring, TX	Acute care general hospital	1,655	21,254	815	—	1,655	22,069	23,724	2,296	—	1973	April 12, 2019	41
Birmingham, UK	Acute care general hospital	7,952	40,068	—	—	7,952	40,068	48,020	2,504	—	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	9,360	89,090	—	—	9,360	89,090	98,450	6,751	—	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	16,477	—	—	—	16,477	16,477	1,030	—	2018	June 29, 2020	40
Birmingham, UK	Behavioral health facility	391	18,188	—	—	391	18,188	18,579	731	—	1900, 1984, 2016	June 25, 2021	40
Blackburn, UK	Acute care general hospital	2,526	48,405	—	—	2,526	48,405	50,931	3,652	—	1957	January 9, 2020	40
Blackburn, UK	Behavioral health facility	19,010	51,573	—	—	19,010	51,573	70,583	2,120	—	1930	June 25, 2021	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	4,886	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	26	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	1,094	—	2008	February 29, 2012	50
Bolton, UK	Acute care general hospital	1,504	42,267	—	—	1,504	42,267	43,771	3,181	—	1989	January 9, 2020	40
Boonton Township, NJ	Behavioral health facility	6,712	17,031	—	—	6,712	17,031	23,743	1,033	—	1952, 1971-1978	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	6,692	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	3,550	—	3,486	59,846	63,332	5,255	—	1992	August 30, 2019	40
Braunfels, Germany	Acute care general hospital	2,109	13,138	—	—	2,109	13,138	15,247	2,490	—	1977	June 30, 2015	40
Bristol, UK	Behavioral health facility	4,466	35,485	—	—	4,466	35,485	39,951	79	—	1790, 2014	December 9, 2022	40
Bromley, UK	Behavioral health facility	6,856	14,731	—	—	6,856	14,731	21,587	614	—	1714, 1830, 2021	June 25, 2021	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	828	—	2014	July 3, 2014	40
Bundoora, Australia	Acute care general hospital	6,510	60,125	3,935	—	6,510	64,060	70,570	6,090	—	1979	June 7, 2019	37
Bury, UK	Behavioral health facility	8,076	18,404	—	—	8,076	18,404	26,480	796	—	2003	June 25, 2021	40
Bussage, UK	Behavioral health facility	8,058	3,562	—	—	8,058	3,562	11,620	149	—	1970	June 25, 2021	40
Cadiz, Spain	Acute care general hospital	290	6,593	—	—	290	6,593	6,883	118	—	2000	April 29, 2022	40
Campbelltown, Australia	Acute care general hospital	1,037	51,364	312	—	1,037	51,676	52,713	4,621	—	2007	June 7, 2019	40
Canterbury, UK	Acute care general hospital	8,718	26,185	—	—	8,718	26,185	34,903	1,980	—	1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	864	24,274	—	—	864	24,274	25,138	1,839	—	1990	January 9, 2020	40
Carrollton, TX	Behavioral health facility	4,941	52,227	—	—	4,941	52,227	57,168	1,663	—	2012	October 19, 2021	40
Casper, WY	Rehabilitation hospital	1,734	—	—	—	1,734	—	1,734	—	—	2012	February 29, 2012	—
Caterham, UK	Acute care general hospital	10,015	19,785	—	—	10,015	19,785	29,800	1,748	—	1982	August 16, 2019	40
Chandler, AZ	Freestanding ER	3,567	4,783	—	—	3,567	4,783	8,350	917	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,853	—	—	750	3,853	4,603	698	—	2015	October 7, 2015	40
Cheadle, UK	Acute care general hospital	29,362	154,668	—	—	29,362	154,668	184,030	11,673	—	1981	January 9, 2020	40
Cheadle, UK	Behavioral health facility	28,297	89,982	—	—	28,297	89,982	118,279	3,652	—	1994	July 8, 2020	40
Cheraw, SC	Acute care general hospital	657	19,576	—	—	657	19,576	20,233	12,409	—	1982	April 1, 2008	42
Clarksville, TX	Rehabilitation hospital	2,460	25,540	—	—	2,460	25,540	28,000	1,420	—	2019	December 17, 2020	39
Cologne, Germany	Acute care general hospital	4,292	14,512	—	—	4,292	14,512	18,804	2,031	—	2001	August 7, 2020	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	908	—	2014	June 5, 2014	40
Columbus, OH	Behavioral health facility	2,101	44,218	—	—	2,101	44,218	46,319	1,422	—	2017	October 19, 2021	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	858	—	2014	December 11, 2014	40
Conroe, TX	Behavioral health facility	3,855	38,892	—	—	3,855	38,892	42,747	1,278	—	2018	October 19, 2021	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	857	—	2015	April 10, 2015	40
Coral Gables, FL	Acute care general hospital	26,215	84,584	—	—	26,215	84,584	110,799	3,104	—	1959	August 1, 2021	40
Crown Point, IN	Long term acute care hospital	302	528	—	—	302	528	830	56	—	2008	August 30, 2019	40
Croydon, UK	Acute care general hospital	9,437	39,583	—	—	9,437	39,583	49,020	3,007	—	1981	January 9, 2020	40
Dahlen, Germany	Rehabilitation hospital	1,303	10,996	—	—	1,303	10,996	12,299	730	—	1993, 2006	August 28, 2018	40
Dallas, TX	Long term acute care hospital	1,421	13,536	—	—	1,421	13,536	14,957	5,527	—	2006	September 5, 2006	40
Darlington, UK	Acute care general hospital	1,981	33,995	—	—	1,981	33,995	35,976	2,106	—	2001	August 7, 2020	40
Darlington, UK	Behavioral health facility	20,165	45,806	—	—	20,165	45,806	65,971	2,012	—	1935, 2018, 2020	June 25, 2021	40
Darlington, UK	Behavioral health facility	4,962	25,007	—	—	4,962	25,007	29,969	988	—	1960, 1990	June 25, 2021	40
Denver, CO	Freestanding ER	1,257	4,276	—	—	1,257	4,276	5,533	811	—	2015	June 8, 2015	40
Denville, NJ	Acute care general hospital	15,709	55,772	—	—	15,709	55,772	71,481	3,308	—	1953, 1969-2008	September 30, 2015	40
Detroit, MI	Long term acute care hospital	1,220	8,323	—	—	1,220	8,323	9,543	3,099	—	1956	May 22, 2008	40
Diss, UK	Behavioral health facility	2,762	9,849	—	—	2,762	9,849	12,611	453	—	1840 (2)	June 25, 2021	40
Dorchester, UK	Acute care general hospital	512	29,746	—	—	512	29,746	30,258	2,242	—	1981	January 9, 2020	40
Dormagen, Germany	Rehabilitation hospital	1,852	5,477	—	—	1,852	5,477	7,329	631	—	1993, 2006	August 28, 2018	40
Dover, NJ	Acute care general hospital	3,865	8,693	—	—	3,865	8,693	12,558	549	—	1925, 1927-2008	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Droitwich, UK	Acute care general hospital	72	14,520	—	—	72	14,520	14,592	1,103	—	1984	January 9, 2020	40
Dublin, OH	Behavioral health facility	5,118	69,346	—	—	5,118	69,346	74,464	2,185	—	2012	October 19, 2021	40
El Paso, TX	Rehabilitation hospital	4,268	21,345	—	—	4,268	21,345	25,613	1,240	—	2018	December 17, 2020	38
Englewood, CO	Behavioral health facility	3,369	65,480	—	—	3,369	65,480	68,849	2,081	—	2017	October 19, 2021	40
Essex, UK	Behavioral health facility	4,406	41,011	—	—	4,406	41,011	45,417	91	—	1790, 1992, 2014	December 9, 2022	40
Euxton, UK	Acute care general hospital	4,382	33,750	—	—	4,382	33,750	38,132	3,026	—	1981	August 16, 2019	40
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	850	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	2,714	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	7,674	—	2012	February 7, 2012	40
Floridablanca, Colombia	Acute care general hospital	651	20,392	—	—	651	20,392	21,043	214	—	1997	July 29, 2022	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	2,106	—	2009	August 30, 2019	40
Fort Worth, TX	Behavioral health facility	3,406	34,627	—	—	3,406	34,627	38,033	1,131	—	2014	October 19, 2021	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	869	—	2014	July 31, 2014	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	6,329	—	1991	August 30, 2019	40
Frome, UK	Behavioral health facility	2,748	16,652	—	—	2,748	16,652	19,400	705	—	1980	June 25, 2021	40
Frome, UK	Behavioral health facility	10,340	10,166	—	—	10,340	10,166	20,506	567	—	1700, 2015, 2017	June 25, 2021	40
Gardena, CA	Acute care general hospital	14,010	65,282	—	—	14,010	65,282	79,292	2,646	—	1966	July 6, 2021	40
Georgetown, TX	Behavioral health facility	4,569	22,858	1,062	—	4,569	23,920	28,489	741	—	2014	October 19, 2021	40
Gilbert, AZ	Freestanding ER	1,517	4,661	—	—	1,517	4,661	6,178	864	—	2015	July 22, 2015	40
Gilbert, AZ	Behavioral health facility	4,790	45,076	—	—	4,790	45,076	49,866	1,408	—	2020	October 19, 2021	40
Glasgow, UK	Acute care general hospital	6,114	124,874	—	—	6,114	124,874	130,988	9,392	—	1983	January 9, 2020	40
Glasgow, UK	Behavioral health facility	1,355	14,824	—	—	1,355	14,824	16,179	603	—	1900, 1980	June 25, 2021	40
Glen Waverly, Australia	Rehabilitation hospital	29,641	22,296	—	—	29,641	22,296	51,937	2,848	—	1972	June 7, 2019	32
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	938	—	2016	October 21, 2016	40
Glendale, AZ	Freestanding ER	1,193	4,046	—	—	1,193	4,046	5,239	767	—	2015	June 5, 2015	40
Gloucester, UK	Acute care general hospital	5,296	58,249	—	—	5,296	58,249	63,545	5,142	—	1990	August 16, 2019	40
Godalming, UK	Behavioral health facility	8,880	18,014	—	—	8,880	18,014	26,894	783	—	1796, 2007	June 25, 2021	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	795	—	2016	April 4, 2016	40
Great Missenden, UK	Acute care general hospital	11,171	99,814	—	—	11,171	99,814	110,985	7,545	—	1981	January 9, 2020	40
Grefath, Germany	Rehabilitation hospital	1,164	2,937	—	—	1,164	2,937	4,101	346	—	1886, 1983	August 28, 2018	40
Guildford, UK	Acute care general hospital	6,531	34,573	—	—	6,531	34,573	41,104	2,616	—	1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	1,912	29,573	—	—	1,912	29,573	31,485	2,618	—	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	36,448	38,358	—	—	36,448	38,358	74,806	2,917	—	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	9,332	—	1999	August 31, 2015	34
Hassocks, UK	Behavioral health facility	5,205	27,215	—	—	5,205	27,215	32,420	1,255	—	1998	June 25, 2021	40
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	1,090	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	2,183	—	2013	March 1, 2013	40
Heidelberg, Germany	Rehabilitation hospital	6,049	34,547	—	—	6,049	34,547	40,596	5,644	—	1885, 1991	June 22, 2016	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	874	—	2016	March 10, 2016	40
Helsinki, Finland	Acute care general hospital	3,962	65,927	—	—	3,962	65,927	69,889	1,384	—	1992, 2013	March 11, 2022	40
Hemel Hempstead, UK	Behavioral health facility	11,854	5,983	—	—	11,854	5,983	17,837	313	—	1901, 1990	June 25, 2021	40
Hialeah, FL	Acute care general hospital	18,802	107,783	—	—	18,802	107,783	126,585	4,043	—	1950	August 1, 2021	40
Hialeah, FL	Acute care general hospital	75,339	222,271	75,494	—	75,339	297,765	373,104	8,995	—	1969	August 1, 2021	40
Highland Hills, OH	Behavioral health facility	3,148	43,891	—	—	3,148	43,891	47,039	1,412	—	2015	October 19, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Highland Village, TX	Freestanding ER	3,218	1,551	—	—	3,218	1,551	4,769	445	—	2015	September 22, 2015	40
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	767	—	2016	July 25, 2016	40
Hill County, TX	Acute care general hospital	1,120	17,882	503	—	1,120	18,385	19,505	14,833	—	1980	September 17, 2010	15
Hinckley, UK	Behavioral health facility	2,340	15,949	—	—	2,340	15,949	18,289	648	—	1892, 2007	June 25, 2021	40
Hook, UK	Behavioral health facility	5,140	9,790	—	—	5,140	9,790	14,930	432	—	1980	June 25, 2021	40
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	1,697	—	2015	May 1, 2015	34
Hoover, AL	Freestanding ER	—	1,034	296	—	—	1,330	1,330	268	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	2,733	—	1,651	6,092	7,743	1,146	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	5,622	59,432	21,221	—	5,622	80,653	86,275	15,232	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	78,415	—	28,687	182,443	211,130	12,756	—	1940-1950	September 29, 2017	41
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	624	—	2016	September 26, 2016	40
Houston, TX	Behavioral health facility	6,063	19,881	2,565	—	6,063	22,446	28,509	1,122	—	2020	October 25, 2019	40
Houston, TX	Acute care general hospital	3,274	27,324	32,499	—	3,274	59,823	63,097	19,503	—	1960	August 10, 2007	40
Huntington Park, CA	Acute care general hospital	3,132	5,002	—	—	3,132	5,002	8,134	231	—	1967	July 6, 2021	40
Huntington Park, CA	Acute care general hospital	3,935	6,103	—	—	3,935	6,103	10,038	276	—	1960-1969	July 6, 2021	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	15,921	—	1,822	53,388	55,210	16,455	—	2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	1,880	107,608	—	—	1,880	107,608	109,488	7,835	—	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,158	—	—	8,877	247,158	256,035	25,076	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	1,059	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	12,996	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,556	4,174	—	—	1,556	4,174	5,730	652	—	2016	October 10, 2016	40
Katy, TX	Freestanding ER	2,147	3,873	—	—	2,147	3,873	6,020	694	—	2015	October 21, 2015	40
Kingswood, Australia	Acute care general hospital	23,216	75,501	11,829	—	23,216	87,330	110,546	6,888	—	2000	June 7, 2019	40
Kuopio, Finland	Acute care general hospital	1,269	42,401	—	—	1,269	42,401	43,670	920	—	2017	March 11, 2022	29
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	3,694	—	2013	February 1, 2013	40
Lafayette, IN	Behavioral health facility	2,829	10,795	—	—	2,829	10,795	13,624	421	—	2012	October 19, 2021	40
Lander, WY	Acute care general hospital	761	42,849	—	—	761	42,849	43,610	3,434	—	1983	December 17, 2019	40
Lauderdale Lakes, FL	Acute care general hospital	10,657	150,313	—	—	10,657	150,313	160,970	6,038	—	1975	August 1, 2021	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	5,077	—	1985	December 17, 2019	40
Layton, UT	Acute care general hospital	14,360	370,154	5,481	—	14,360	375,635	389,995	22,737	—	1976-2010	September 29, 2017	40
League City, TX	Freestanding ER	1,297	3,901	—	—	1,297	3,901	5,198	731	—	2015	June 19, 2015	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	1,073	—	2017	June 10, 2019	50
Leeds, UK	Behavioral health facility	2,163	9,037	—	—	2,163	9,037	11,200	379	—	1990	June 25, 2021	40
Lehi, UT	Acute care general hospital	13,368	29,950	1,676	—	13,368	31,626	44,994	4,738	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	14,455	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	790	—	2013	December 1, 2013	40
Liverpool, Australia	Acute care general hospital	13,022	40,532	196	—	13,022	40,728	53,750	4,879	—	1975	June 7, 2019	30
London, UK	Acute care general hospital	8,772	57,899	—	—	8,772	57,899	66,671	4,357	—	1984	January 9, 2020	40
London, UK	Behavioral health facility	34,421	49,182	—	—	34,421	49,182	83,603	110	—	1811, 2014	December 9, 2022	40
London, UK	Acute care general hospital	3,117	3,937	—	—	3,117	3,937	7,054	300	—	1987	January 9, 2020	40

London, UK	Behavioral health facility	27,463	14,237	—	—	27,463	14,237	41,700	36	—	1790, 1992, 2014	December 9, 2022	40
London, UK	Acute care general hospital	11,817	77,130	—	—	11,817	77,130	88,947	5,790	—	1977	January 9, 2020	40
London, UK	Behavioral health facility	5,848	14,858	—	—	5,848	14,858	20,706	613	—	1900, 1960	June 25, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
London, UK	Behavioral health facility	13,107	6,464	—	—	13,107	6,464	19,571	277	—	1992	June 25, 2021	40
Longmont, CO	Freestanding ER	1,773	4,181	—	—	1,773	4,181	5,954	723	—	2016	February 10, 2016	40
Los Angeles, CA	Acute care general hospital	12,562	40,164	—	—	12,562	40,164	52,726	1,556	—	1972	July 6, 2021	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	5,906	—	2008	June 16, 2015	40
Lynwood, CA	Acute care general hospital	30,116	148,527	—	—	30,116	148,527	178,643	9,018	—	1940, 1989-2000	August 13, 2020	40
Malaga, SP	Acute care general hospital	726	11,364	—	—	726	11,364	12,090	193	—	2018	April 29, 2022	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	828	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,584	5,801	—	—	1,584	5,801	7,385	943	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,614	4,060	—	—	2,614	4,060	6,674	1,012	—	2015	July 31, 2015	30
McKinney, TX	Behavioral health facility	2,934	—	—	—	2,934	—	2,934	—	—	2021	October 19, 2021	-
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	16,630	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	21,818	—	5,642	38,905	44,547	4,054	—	2002	May 1, 2017	42
Melton Mowbray, UK	Behavioral health facility	5,411	15,169	—	—	5,411	15,169	20,580	651	—	1990	June 25, 2021	40
Mesa, AZ	Acute care general hospital	6,534	100,042	4,135	—	6,534	104,177	110,711	24,726	—	2007	September 26, 2013	40
Mesa, AZ	Acute care general hospital	2,604	16,400	—	—	2,604	16,400	19,004	283	—	2019	April 18, 2022	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	548	—	1960	December 17, 2019	30
Miami, FL	Acute care general hospital	44,400	107,203	—	—	44,400	107,203	151,603	4,744	—	1955	August 1, 2021	40
Miami, FL	Acute care general hospital	20,430	33,881	10,364	—	20,430	44,245	64,675	593	—	1958, 1962, 1988, 2016	April 25, 2022	40
Milton Keynes, UK	Acute care general hospital	4,979	34,035	—	—	4,979	34,035	39,014	2,570	—	1983	January 9, 2020	40
Monmouth, UK	Behavioral health facility	14,717	10,964	—	—	14,717	10,964	25,681	556	—	2017	June 25, 2021	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	22,329	—	1920-2000	April 1, 2014	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	213	—	2012	August 30, 2019	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	574	—	2011	February 29, 2012	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	957	—	2016	September 23, 2016	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	1,381	—	1919, 1920-2003	May 2, 2016	40
Newburgh, IN	Behavioral health facility	1,215	7,212	—	—	1,215	7,212	8,427	254	—	2010	October 19, 2021	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	5,119	—	2007	February 14, 2011	40
Norwalk, CA	Acute care general hospital	2,811	5,940	—	—	2,811	5,940	8,751	278	—	1959, 1995	July 6, 2021	40
Norwalk, CA	Acute care general hospital	7,946	30,465	—	—	7,946	30,465	38,411	1,221	—	1958-1978	July 6, 2021	40
Norwood, MA	Acute care general hospital	6,373	—	69,916	—	6,373	69,916	76,289	—	—	1926-2001	June 27, 2018	46
Nottingham, UK	Acute care general hospital	4,700	43,612	—	—	4,700	43,612	48,312	3,317	—	1983	January 9, 2020	40
Nottingham, UK	Behavioral health facility	9,502	8,504	—	—	9,502	8,504	18,006	419	—	2000	June 25, 2021	40
Nottingham, UK	Behavioral health facility	9,643	3,081	—	—	9,643	3,081	12,724	129	—	1980	June 25, 2021	40
Odessa, TX	Acute care general hospital	6,217	123,518	16,600	—	6,217	140,118	146,335	16,927	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	3,614	—	2014	March 1, 2014	40
Oklahoma City, OK	Behavioral health facility	3,641	3,047	—	—	3,641	3,047	6,688	181	—	2017	October 19, 2021	40
Olathe, KS	Behavioral health facility	5,966	55,745	—	—	5,966	55,745	61,711	1,818	—	2015	October 19, 2021	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	1,127	—	2018	June 10, 2019	50
Orpington, UK	Acute care general hospital	9,811	40,540	—	—	9,811	40,540	50,351	3,069	—	1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	5,434	—	1950	December 17, 2019	30
Oulu, Finland	Acute care general hospital	3,076	43,939	—	—	3,076	43,939	47,015	965	—	2017	March 11, 2022	40
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	1,127	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	1,172	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	2,383	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	7,489	—	1988	December 17, 2019	40
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	797	—	2015	November 6, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	1,953	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	745	—	2014	September 8, 2014	40
Perth, Australia	Acute care general hospital	99,659	35,321	2,165	—	99,659	37,486	137,145	4,456	—	1965	June 7, 2019	30
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	3,306	—	2006	July 1, 2008	40
Phoenix, AZ	Behavioral health facility	2,396	26,521	2,985	—	2,396	29,506	31,902	4,062	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,773	4,499	—	12,695	78,272	90,967	10,931	—	1968-1976	September 29, 2017	43
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	6,772	—	2017	February 10, 2017	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	726	—	2017	April 13, 2017	40
Plano, TX	Freestanding ER	4,204	2,492	—	—	4,204	2,492	6,696	494	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	2,206	36,429	—	—	2,206	36,429	38,635	3,538	—	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	14,217	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	12,972	78,051	6,877	—	12,972	84,928	97,900	18,823	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	3,408	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	3,099	—	2013	December 31, 2013	40
Preston, UK	Behavioral health facility	8,296	24,677	—	—	8,296	24,677	32,973	991	—	1850, 2018, 2021	June 25, 2021	40
Princes Risborough, UK	Acute care general hospital	4,425	—	—	—	4,425	—	4,425	—	—	N/A	January 9, 2020	40
Raleigh, NC	Behavioral health facility	3,469	27,514	—	—	3,469	27,514	30,983	952	—	2018	October 19, 2021	40
Reading, UK	Acute care general hospital	33,024	43,823	—	—	33,024	43,823	76,847	3,816	—	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	24,672	79,057	—	—	24,672	79,057	103,729	4,028	—	2012	December 18, 2020	40
Remscheid, Germany	Rehabilitation hospital	1,017	2,451	—	—	1,017	2,451	3,468	282	—	1951, 1983	August 28, 2018	40
Richmond, TX	Behavioral health facility	5,380	6,155	736	—	5,380	6,891	12,271	254	—	2014	October 19, 2021	40
Richmond, VA	Long term acute care hospital	1,299	10,071	—	—	1,299	10,071	11,370	1,087	—	1989	August 30, 2019	40
Ringwood, Australia	Acute care general hospital	4,038	18,125	—	—	4,038	18,125	22,163	1,912	—	1973	June 7, 2019	35
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	2,756	—	1983	December 17, 2019	36
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	1,216	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	329	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	34	—	1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,395	38,679	—	—	3,395	38,679	42,074	2,927	—	1965	January 9, 2020	40
Rockledge, FL	Acute care general hospital	13,919	23,282	8,338	—	13,919	31,620	45,539	5,521	—	1950, 1970	May 1, 2017	42
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	1,152	—	2018	June 10, 2019	50
Romford, UK	Behavioral health facility	5,082	8,319	—	—	5,082	8,319	13,401	394	—	1980	June 25, 2021	40
Rosenberg, TX	Freestanding ER	1,270	4,505	—	—	1,270	4,505	5,775	788	—	2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	2,760	17,370	—	—	2,760	17,370	20,130	1,585	—	1986	August 16, 2019	40
Royston, UK	Behavioral health facility	6,391	19,028	—	—	6,391	19,028	25,419	899	—	1906, 1970	June 25, 2021	40
Salt Lake City, UT	Acute care general hospital	13,590	101,915	15,268	—	13,590	117,183	130,773	14,618	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	29,333	7,981	—	8,053	37,314	45,367	4,701	—	1978-2002	September 29, 2017	41
San Antonio, TX	Freestanding ER	3,120	4,801	—	—	3,120	4,801	7,921	730	—	2016	December 9, 2016	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	863	—	2014	January 1, 2014	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,494	—	2012	October 2, 2012	40
San Antonio, TX	Freestanding ER	2,412	4,253	—	—	2,412	4,253	6,665	656	—	2016	October 27, 2016	40

San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	3,415	—	1993	August 30, 2019	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2022(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)

Santa Maria de Feira, PT	Acute care general hospital	1,804	17,299	—	—	1,804	17,299	19,103	531	—	2015	October 21, 2021	40
Sebastian, FL	Acute care general hospital	5,733	49,136	56,430	—	5,733	105,566	111,299	11,126	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	5,428	—	6,179	14,494	20,673	3,091	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	1,328	—	2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	6,277	42,344	—	—	6,277	42,344	48,621	3,223	—	2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,932	—	—	3,363	10,932	14,295	3,940	—	1913, 1960-2010	October 31, 2014	40
Southampton, UK	Behavioral health facility	6,116	17,961	—	—	6,116	17,961	24,077	835	—	1820, 1985	June 25, 2021	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	3,685	—	2013	August 1, 2013	40
St. Albans Park, Australia	Acute care general hospital	2,562	20,786	10,700	—	2,562	31,486	34,048	2,420	—	1985	June 7, 2019	40
Stirling, UK	Acute care general hospital	1,001	18,517	—	—	1,001	18,517	19,518	726	—	1992	July 6, 2021	40
Stockton, CA	Rehabilitation hospital	2,841	—	—	—	2,841	—	2,841	—	—	2021	November 23, 2020	40
Strathpine, Australia	Acute care general hospital	2,755	34,489	—	—	2,755	34,489	37,244	3,177	—	1985	June 7, 2019	40
Sunnybank, Australia	Acute care general hospital	5,982	42,915	—	—	5,982	42,915	48,897	4,580	—	1979	June 7, 2019	34
Surrey, UK	Behavioral health facility	14,280	8,741	—	—	14,280	8,741	23,021	25	—	1950, 2014	December 9, 2022	40
Sussex, NJ	Acute care general hospital	477	2,097	—	—	477	2,097	2,574	130	—	1920	September 30, 2015	40
Swindon, UK	Acute care general hospital	5,056	56,730	—	—	5,056	56,730	61,786	4,280	—	1984	January 9, 2020	40
Tadley, UK	Behavioral health facility	19,853	18,090	—	—	19,853	18,090	37,943	891	—	2020	June 25, 2021	40
Tempe, AZ	Acute care general hospital	6,050	10,986	5,084	—	6,050	16,070	22,120	2,410	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	2017	September 29, 2017	-
The Woodlands, TX	Freestanding ER	2,005	4,524	—	—	2,005	4,524	6,529	764	—	2016	March 28, 2016	40
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	887	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	1,150	17,740	—	—	1,150	17,740	18,890	2,994	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	23,982	—	—	1,299	23,982	25,281	7,195	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,829	33,923	—	—	2,829	33,923	36,752	2,915	—	1981	August 16, 2019	40
Turku, Finland	Acute care general hospital	1,171	57,048	—	—	1,171	57,048	58,219	1,206	—	2018	March 11, 2022	40
Usk, UK	Behavioral health facility	1,641	21,072	—	—	1,641	21,072	22,713	838	—	1770, 1850, 1980	June 25, 2021	40
Valencia, SP	Acute care general hospital	10,791	67,447	—	—	10,791	67,447	78,238	2,106	—	2017	December 2, 2021	40
Viseu, Portugal	Acute care general hospital	2,458	28,010	—	—	2,458	28,010	30,468	2,422	—	2016	November 28, 2019	37
Wantirna, Australia	Acute care general hospital	25,595	202,892	24,129	—	25,595	227,021	252,616	18,529	—	1984	June 7, 2019	40
Warren, OH	Acute care general hospital	5,385	47,588	10,486	—	5,385	58,074	63,459	9,460	—	1982	May 1, 2017	41
Warren, OH	Rehabilitation hospital	2,417	15,857	1,737	—	2,417	17,594	20,011	3,150	—	1922-2000	May 1, 2017	46
Watsonville, CA	Acute care general hospital	16,488	17,800	—	—	16,488	17,800	34,288	2,126	—	1983	September 30, 2019	39
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	10,126	—	2004	December 21, 2010	40
West Chester, OH	Behavioral health facility	3,670	61,338	—	—	3,670	61,338	65,008	1,976	—	2013	October 19, 2021	40
West Jordan, UT	Acute care general hospital	16,897	233,256	4,078	—	16,897	237,334	254,231	16,101	—	1983	September 29, 2017	40
West Monroe, LA	Acute care general hospital	11,702	69,433	19,116	—	12,254	87,997	100,251	18,622	—	1962	September 26, 2013	40

West Valley City, UT	Acute care general hospital	5,260	58,314	6,644	—	5,260	64,958	70,218	22,415	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,374	—	—	1,019	18,374	19,393	6,774	—	1992	April 4, 2008	40
Willenhall, UK	Behavioral health facility	6,917	15,434	—	—	6,917	15,434	22,351	626	—	2000	June 25, 2021	40
Winchester, UK	Acute care general hospital	6,156	9,754	—	—	6,156	9,754	15,910	754	—	1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	11,564	99,395	—	—	11,564	99,395	110,959	7,474	—	1955	January 9, 2020	40
Woking, UK	Behavioral health facility	6,871	4,442	—	—	6,871	4,442	11,313	204	—	1800, 2020	June 25, 2021	40
Worthing, UK	Acute care general hospital	6,374	28,612	—	—	6,374	28,612	34,986	2,164	—	1994	January 9, 2020	40
York, UK	Behavioral health facility	20,534	68,118	—	—	20,534	68,118	88,652	2,699	—	1900, 1980	June 25, 2021	40
Youngstown, OH	Acute care general hospital	4,334	3,565	488	—	4,334	4,053	8,387	2,527	—	1929-2003	May 1, 2017	41
		$1,946,737	$9,772,121	$581,666	$-	$1,948,216	$10,352,308	$12,300,524	$1,008,340
(1)
The aggregate cost for federal income tax purposes is $11.0 billion.
(2)
Date of construction is based off of best available information, but note that this facility has had multiple updates since initial construction.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
COST
Balance at beginning of period	$13,628,749		$10,749,707		$7,312,486
Acquisitions	622,999		3,023,966		2,912,594
Transfers from construction in progress	47,431		—		202,999
Additions	150,290		167,164		55,137
Dispositions	(1,471,529)		(229,584)		(105,360)
Other	(677,416)	(3)	(82,504)	(3)	371,851	(3)
Balance at end of period	$12,300,524		$13,628,749	(4)	$10,749,707

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2022	December 31, 2021		December 31, 2020
ACCUMULATED DEPRECIATION
Balance at beginning of period	$950,369	$728,176		$504,651
Depreciation	277,032	262,063		222,580
Depreciation on disposed property	(185,519)	(35,551)		(6,653)
Other	(33,542)	(4,319)		7,598
Balance at end of period	$1,008,340	$950,369	(5)	$728,176

(3)
Includes foreign currency fluctuations for all years and $13.8 million of right-of-use assets in 2020.
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

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2022

Column A	Column B	Column C	Column D	Column E	Column F	Column G(1)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Colombia(4)	8.95%	2035		(2)	$117,360	$117,360	(3)
Vibra	11.50%	2024		(2)	7,986	7,986	(3)
Prospect	7.96%	2034		(2)	151,267	151,267	(3)
Springstone	7.00%	2041		(2)	22,900	22,900	(3)
Infracore	4.20%	2023		(2)	64,907	64,907	(3)
					$364,420	$364,420	(5)

(1)
The aggregate cost for federal income tax purposes is $364.4 million.
(2)
There were no prior liens on loans as of December 31, 2022.
(3)
Mortgage loans were not delinquent with respect to principal or interest, other than for two months of interest on the Prospect loan.
(4)
Mortgage loans covering three properties.
(5)
Excludes allowance for credit loss of $0.3 million at December 31, 2022.

Changes in mortgage loans (excluding allowance for credit loss) for the years ended December 31, 2022, 2021, and 2020 are summarized as follows:

	Year Ended December 31,
	2022	2021		2020
	(Dollar amounts in thousands)
Balance at beginning of year	$213,320	$248,335		$1,274,995
Additions during year:
New mortgage loans and additional advances on existing loans	177,924	1,128,695	(6)	193,590
Exchange rate fluctuations	(15,824)	(3,640)		9,785
	375,420	1,373,390		1,478,370
Deductions during year:
Collection of principal	(11,000)	(1,160,070)	(6)	(1,230,035)	(7)
	(11,000)	(1,160,070)		(1,230,035)
Balance at end of year	$364,420	$213,320		$248,335
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