Form 10-Q
period 2023-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2023-05-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, Medical Properties Trust, Inc. had 598.3 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,092,510	$13,862,415
Investment in financing leases	1,582,416	1,691,323
Real estate held for sale	881,587	—
Mortgage loans	346,446	364,101
Gross investment in real estate assets	15,902,959	15,917,839
Accumulated depreciation and amortization	(1,207,699)	(1,193,312)
Net investment in real estate assets	14,695,260	14,724,527
Cash and cash equivalents	302,321	235,668
Interest and rent receivables, net	169,511	167,035
Straight-line rent receivables	810,911	787,166
Investments in unconsolidated real estate joint ventures	1,506,474	1,497,903
Investments in unconsolidated operating entities	1,310,460	1,444,872
Other loans	276,367	227,839
Other assets	578,853	572,990
Total Assets	$19,650,157	$19,658,000
Liabilities and Equity
Liabilities
Debt, net	$10,438,151	$10,268,412
Accounts payable and accrued expenses	595,269	621,324
Deferred revenue	29,391	27,727
Obligations to tenants and other lease liabilities	144,092	146,130
Total Liabilities	11,206,903	11,063,593
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,302 shares at March 31, 2023 and 597,476 shares at December 31, 2022	598	597
Additional paid-in capital	8,541,414	8,535,140
Retained (deficit) earnings	(25,413)	116,285
Accumulated other comprehensive loss	(74,919)	(59,184)
Total Medical Properties Trust, Inc. stockholders’ equity	8,441,680	8,592,838
Non-controlling interests	1,574	1,569
Total Equity	8,443,254	8,594,407
Total Liabilities and Equity	$19,650,157	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenues
Rent billed	$248,157	$263,402
Straight-line rent	56,693	61,044
Income from financing leases	13,195	51,776
Interest and other income	32,166	33,578
Total revenues	350,211	409,800
Expenses
Interest	97,654	91,183
Real estate depreciation and amortization	83,860	85,316
Property-related	7,110	8,598
General and administrative	41,724	41,424
Total expenses	230,348	226,521
Other (expense) income
Gain on sale of real estate	62	451,638
Real estate and other impairment charges	(89,538)	(4,875)
Earnings from equity interests	11,352	7,338
Debt refinancing and unutilized financing costs	—	(8,816)
Other (including fair value adjustments on securities)	(5,166)	14,762
Total other (expense) income	(83,290)	460,047

Income before income tax	36,573	643,326
Income tax expense	(3,543)	(11,379)

Net income	33,030	631,947
Net income attributable to non-controlling interests	(236)	(266)
Net income attributable to MPT common stockholders	$32,794	$631,681

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.05	$1.05

Weighted average shares outstanding — basic	598,302	598,676
Weighted average shares outstanding — diluted	598,310	598,932

Dividends declared per common share	$0.29	$0.29

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$33,030	$631,947
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of tax	(15,325)	44,932
Foreign currency translation gain (loss)	28,143	(13,215)
Reclassification of interest rate swap gain from AOCI, net of tax	(28,553)	—
Total comprehensive income	17,295	663,664
Comprehensive income attributable to non-controlling interests	(236)	(266)
Comprehensive income attributable to MPT common stockholders	$17,059	$663,398

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating activities
Net income	$33,030	$631,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,586	88,760
Amortization of deferred financing costs and debt discount	4,014	5,285
Straight-line rent revenue and other	(58,566)	(75,385)
Stock-based compensation	11,829	11,804
Gain on sale of real estate	(62)	(451,638)
Real estate and other impairment charges	89,538	4,875
Straight-line rent and other write-off (recovery)	2,192	(2,271)
Debt refinancing and unutilized financing costs	—	8,816
Tax rate changes and other	(7,305)	—
Other adjustments	(8,505)	(1,040)
Changes in:
Interest and rent receivables	(514)	(12,431)
Other assets	(2,493)	(41)
Accounts payable and accrued expenses	(15,696)	(21,648)
Deferred revenue	600	(7,646)
Net cash provided by operating activities	135,648	179,387
Investing activities
Cash paid for acquisitions and other related investments	(72,900)	(724,795)
Net proceeds from sale of real estate	100	1,711,608
Principal received on loans receivable	221,876	6,355
Investment in loans receivable	(50,000)	(10,414)
Construction in progress and other	(13,292)	(36,115)
Capital additions and other investments, net	(68,606)	(67,605)
Net cash provided by investing activities	17,178	879,034
Financing activities
Payments of term debt	—	(869,606)
Revolving credit facilities, net	95,919	(198,599)
Dividends paid	(176,580)	(176,494)
Lease deposits and other obligations to tenants	(2,691)	15,168
Stock vesting - satisfaction of tax withholdings	(5,554)	(27,919)
Payment of debt refinancing, deferred financing costs, and other financing activities	(219)	(6,366)
Net cash used for financing activities	(89,125)	(1,263,816)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	63,701	(205,395)
Effect of exchange rate changes	2,927	(4,721)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$308,166	$251,766
Interest paid	$116,436	$111,012
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$174,492	$174,018
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$302,321	$248,846
Restricted cash, included in Other assets	5,845	2,920
	$308,166	$251,766

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,092,510	$13,862,415
Investment in financing leases	1,582,416	1,691,323
Real estate held for sale	881,587	—
Mortgage loans	346,446	364,101
Gross investment in real estate assets	15,902,959	15,917,839
Accumulated depreciation and amortization	(1,207,699)	(1,193,312)
Net investment in real estate assets	14,695,260	14,724,527
Cash and cash equivalents	302,321	235,668
Interest and rent receivables, net	169,511	167,035
Straight-line rent receivables	810,911	787,166
Investments in unconsolidated real estate joint ventures	1,506,474	1,497,903
Investments in unconsolidated operating entities	1,310,460	1,444,872
Other loans	276,367	227,839
Other assets	578,853	572,990
Total Assets	$19,650,157	$19,658,000
Liabilities and Capital
Liabilities
Debt, net	$10,438,151	$10,268,412
Accounts payable and accrued expenses	420,387	444,354
Deferred revenue	29,391	27,727
Obligations to tenants and other lease liabilities	144,092	146,130
Payable due to Medical Properties Trust, Inc.	174,492	176,580
Total Liabilities	11,206,513	11,063,203
Capital
General Partner — issued and outstanding — 5,984 units at March 31, 2023 and 5,976 units at December 31, 2022	85,244	86,599
Limited Partners — issued and outstanding — 592,318 units at March 31, 2023 and 591,500 units at December 31, 2022	8,431,745	8,565,813
Accumulated other comprehensive loss	(74,919)	(59,184)
Total MPT Operating Partnership, L.P. capital	8,442,070	8,593,228
Non-controlling interests	1,574	1,569
Total Capital	8,443,644	8,594,797
Total Liabilities and Capital	$19,650,157	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2023	2022
Revenues
Rent billed	$248,157	$263,402
Straight-line rent	56,693	61,044
Income from financing leases	13,195	51,776
Interest and other income	32,166	33,578
Total revenues	350,211	409,800
Expenses
Interest	97,654	91,183
Real estate depreciation and amortization	83,860	85,316
Property-related	7,110	8,598
General and administrative	41,724	41,424
Total expenses	230,348	226,521
Other (expense) income
Gain on sale of real estate	62	451,638
Real estate and other impairment charges	(89,538)	(4,875)
Earnings from equity interests	11,352	7,338
Debt refinancing and unutilized financing costs	—	(8,816)
Other (including fair value adjustments on securities)	(5,166)	14,762
Total other (expense) income	(83,290)	460,047

Income before income tax	36,573	643,326
Income tax expense	(3,543)	(11,379)

Net income	33,030	631,947
Net income attributable to non-controlling interests	(236)	(266)
Net income attributable to MPT Operating Partnership partners	$32,794	$631,681

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.05	$1.05

Weighted average units outstanding — basic	598,302	598,676
Weighted average units outstanding — diluted	598,310	598,932

Dividends declared per unit	$0.29	$0.29

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$33,030	$631,947
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of tax	(15,325)	44,932
Foreign currency translation gain (loss)	28,143	(13,215)
Reclassification of interest rate swap gain from AOCI, net of tax	(28,553)	—
Total comprehensive income	17,295	663,664
Comprehensive income attributable to non-controlling interests	(236)	(266)
Comprehensive income attributable to MPT Operating Partnership partners	$17,059	$663,398

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Loss	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating activities
Net income	$33,030	$631,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,586	88,760
Amortization of deferred financing costs and debt discount	4,014	5,285
Straight-line rent revenue and other	(58,566)	(75,385)
Unit-based compensation	11,829	11,804
Gain on sale of real estate	(62)	(451,638)
Real estate and other impairment charges	89,538	4,875
Straight-line rent and other write-off (recovery)	2,192	(2,271)
Debt refinancing and unutilized financing costs	—	8,816
Tax rate changes and other	(7,305)	—
Other adjustments	(8,505)	(1,040)
Changes in:
Interest and rent receivables	(514)	(12,431)
Other assets	(2,493)	(41)
Accounts payable and accrued expenses	(15,696)	(21,648)
Deferred revenue	600	(7,646)
Net cash provided by operating activities	135,648	179,387
Investing activities
Cash paid for acquisitions and other related investments	(72,900)	(724,795)
Net proceeds from sale of real estate	100	1,711,608
Principal received on loans receivable	221,876	6,355
Investment in loans receivable	(50,000)	(10,414)
Construction in progress and other	(13,292)	(36,115)
Capital additions and other investments, net	(68,606)	(67,605)
Net cash provided by investing activities	17,178	879,034
Financing activities
Payments of term debt	—	(869,606)
Revolving credit facilities, net	95,919	(198,599)
Distributions paid	(176,580)	(176,494)
Lease deposits and other obligations to tenants	(2,691)	15,168
Unit vesting - satisfaction of tax withholdings	(5,554)	(27,919)
Payment of debt refinancing, deferred financing costs, and other financing activities	(219)	(6,366)
Net cash used for financing activities	(89,125)	(1,263,816)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	63,701	(205,395)
Effect of exchange rate changes	2,927	(4,721)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$308,166	$251,766
Interest paid	$116,436	$111,012
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$174,492	$174,018
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$302,321	$248,846
Restricted cash, included in Other assets	5,845	2,920
	$308,166	$251,766

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

Our primary business strategy is to acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also may make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants (which we refer to as investments in unconsolidated operating entities), from time-to-time, typically in conjunction with larger real estate transactions with the tenant, which may enhance our overall return and provide for certain minority rights and protections.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2023, we have investments in 444 facilities in 31 states in the U.S., in seven countries in Europe, one country in South America, and across Australia. Our properties consist of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from these estimates for various reasons as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

For information about significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2023, we had loans and/or equity investments in certain variable interest entities approximating $425 million, which represents our maximum exposure to loss as a result of our involvement in such entities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Three Months Ended March 31,
	2023	2022

Land and land improvements	$9,313	$9,671
Buildings	11,652	204,829
Intangible lease assets — subject to amortization (weighted-average useful life of 28.8 years for 2023 and 13.2 years for 2022)	1,935	5,461
Investments in unconsolidated real estate joint ventures	—	399,456
Investments in unconsolidated operating entities	50,000	131,105
Liabilities assumed	—	(25,727)
	$72,900	$724,795
Loans repaid(1)	(22,900)	—
Total net assets acquired	$50,000	$724,795
(1)
The 2023 column includes a $23 million mortgage loan to Springstone Health Opco, LLC ("Springstone") that was converted to fee simple ownership of one property as described below.

2023 Activity

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan to Springstone, including accrued interest, and we retained our minority equity investment in the operations of Springstone. Separately, and as part of our acquisition in 2021 of Springstone's real estate assets, we converted a mortgage loan into the fee simple ownership of a property in Washington, which will be leased, along with the other 17 behavioral health hospitals already leased to Springstone, under the master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its current lease with us on eight existing general acute care hospitals by five years to 2041.

Other Transactions

As part of an expected series of Prospect Medical Holdings, Inc. ("Prospect") capital restructuring transactions, we originated a $50 million convertible loan to PHP Holdings, the managed care business of Prospect, in the first quarter of 2023. The loan is convertible into equity of PHP Holdings. See subsection titled "Leasing Operations (Lessor)" in this same Note 3 for further information on Prospect.

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management (“MAM”), an unrelated party, to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward Health Care System LLC ("Steward"), and a fund managed by MAM acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on sale of real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of our condensed consolidated balance sheets), which is being accounted for under the equity method of accounting.

In connection with this transaction, we separated the eight Massachusetts-based facilities into a new master lease with terms generally identical to the other master lease, and the initial fixed lease term of both master leases was extended to 2041.

Other Transactions

On March 11, 2022, we acquired four general acute care hospitals in Finland for €178 million ($194 million). These hospitals are leased to Pihlajalinna pursuant to a long-term lease with annual inflation-based escalators. We acquired these facilities by purchasing the shares of the real estate holding entities, which included deferred income tax and other liabilities of approximately $26 million.

On February 16, 2022, we agreed to participate in an existing syndicated term loan with a term of six years originated on behalf of Priory Group ("Priory"), of which we funded £96.5 million towards a £100 million participation level in the variable rate loan.

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2023	Estimated Rent Commencement Date
Ernest Health, Inc. ("Ernest") (Stockton, California)	$47,700	$46,372	2Q 2023
IMED Hospitales ("IMED") (Spain)	51,043	13,323	2Q 2023
Ernest (South Carolina)	22,400	14,469	3Q 2023
IMED (Spain)	45,976	37,568	3Q 2023
Springstone (Texas)	31,600	4,099	1Q 2024
IMED (Spain)	37,193	9,170	3Q 2024
Steward (Texas)	169,408	57,059	1Q 2026
	$405,320	$182,060

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is being leased to Ernest pursuant to an existing long-term master lease.

We continue to fund the redevelopment of our Norwood facility in Massachusetts, and recovery receivables of approximately $150 million associated with the prior storm and flood damage to this facility are included in the "Other assets" line of our condensed consolidated balance sheets.

Disposals

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale and recorded an approximate $79 million net impairment charge, which included $37.4 million of straight-line rent receivables, an estimated $8 million in fees to sell the hospitals, and $13 million of accumulated other comprehensive loss related to foreign currency translation. This impairment charge was partially offset by approximately $29 million of deferred gains from our interest rate swap in accumulated other comprehensive income that was reclassified to earnings as part of this expected transaction. This transaction is expected to close in two phases with the first (and larger) phase expected to close in the second quarter and the full transaction expected to be complete by the end of 2023. We currently plan to use proceeds from the sale to prepay in full the Australian term loan.

On March 8, 2023, we received notice that Prime Healthcare Services, Inc. ("Prime") will exercise its right to repurchase from us during the third quarter of 2023 the real estate associated with one master lease for approximately $100 million. As such, we recorded an approximate $11 million non-cash impairment charge in the first quarter of 2023 related to unbilled rent on the three facilities expected to be sold.

Although we currently expect the Australia Transaction and Prime repurchase will occur as planned, no assurances can be given that the transactions will close as described above.

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this same Note 3 for further details on this transaction.

During the first three months of 2022, we also completed the sale of two other facilities and an ancillary property for approximately $48 million, resulting in a gain on real estate of approximately $15 million.

Summary of Operations for Disposed (or to be Disposed) Assets in 2023 and 2022

The properties expected to be sold during 2023 and sold during 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023(1)	2022
Revenues(2)	$18,877	$40,579
Real estate depreciation and amortization	(4,991)	(5,247)
Property-related expenses	(1,413)	(3,015)
Real estate and other impairment charges(3)	(89,538)	—
Other (expense) income(4)	(7,244)	444,268
Income from real estate dispositions, net	$(84,309)	$476,585
(1)
The 2023 column consists of assets designated as held for sale in the first quarter of 2023 as a result of the transactions described in the "2023 Activity" subsection above.
(2)
Includes $4.5 million of straight-line rent write-offs associated with the non-Macquarie disposal transactions for the three months ended March 31, 2022.
(3)
Includes an approximate $79 million net impairment charge (including $37.4 million of straight-line rent write-offs) associated with the Australia Transaction and an approximate $11 million non-cash impairment charge associated with the repurchase of three Prime facilities for the three months ended March 31, 2023.
(4)
Includes $451.6 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three months ended March 31, 2022.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. The initial fixed lease terms of these infrastructure-type assets are typically at least 15 years, and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index ("CPI") (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance.

For all of our properties subject to lease, we are the legal owner of the property, and the tenant's right to use and possess such property is guided by the terms of a lease. At March 31, 2023, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on 13 of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Minimum lease payments receivable	$626,721	$880,253
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(588,097)	(731,915)
Net investment in direct financing leases	242,442	352,156
Other financing leases (net of allowance for credit loss)	1,339,974	1,339,167
Total investment in financing leases	$1,582,416	$1,691,323

The decrease in our net investment in direct financing leases since December 31, 2022, is the result of classifying three Prime facilities as held for sale at March 31, 2023. See subsection above titled "Disposals" for further information.

Other Leasing Activities

At March 31, 2023, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing less than 0.3% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant termination fee in 2019.

As more fully described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as public health crises (like the coronavirus ("COVID-19") pandemic), economic issues resulting in high inflation and spikes in labor costs, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent deferrals to be paid back in full (like as described below under COVID-19 Rent Deferrals and Pipeline Health System), or in the form of temporary loans (like as described below under Prospect Medical Holdings).

COVID-19 Rent Deferrals

Due to COVID-19 and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for certain tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $12.2 million as of March 31, 2023, to be paid over specified periods in the future with interest.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's current lease of our California assets remains in place, and we were repaid on February 7, 2023 for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. We have agreed to defer $5.6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest.

Prospect Medical Holdings

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by and master leased to or mortgaged by Prospect for a combined investment of approximately $1.5 billion. In addition, we originated a $112.9 million term loan cross-defaulted to the master lease and mortgage loan agreements and further secured by a parent guaranty. In the 2022 second quarter, we funded an additional $100 million towards the existing mortgage loan that is secured by a first lien on a California hospital.

Prospect's operations were negatively impacted by the COVID-19 global pandemic commencing in early 2020, but Prospect continued to remain current with respect to contractual rent and interest payments until the fourth quarter of 2022. Accordingly, and due further to termination of certain refinancing negotiations between Prospect and certain third parties, we recorded an approximate $280 million impairment charge in the 2022 fourth quarter. As part of this charge, we reduced the carrying value of the underperforming Pennsylvania properties by approximately $170 million (to approximately $250 million) and reserved all unbilled rent accruals for a total of $112 million. In the first quarter of 2023, we began accounting for Prospect revenue on a cash basis and did not recognize any rent or interest revenue in the quarter.

In late March 2023, Prospect received a binding commitment from several lenders that is expected to provide them with liquidity to pay down certain debt instruments. Along with these commitments from third-party lenders, we agreed to pursue certain transactions with Prospect that would result in the following: a) maintain the master lease covering six California hospitals with no changes in rental rates or escalator provisions, and with the expectation that Prospect will begin making cash payments for approximately 50% of the contractual monthly rent due on these California properties starting in September 2023, b) transition the Pennsylvania properties back to Prospect in return for a well-collateralized mortgage on the facilities, c) provide up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, d) obtain a non-controlling ownership interest in Prospect's managed care business (PHP Holdings) equal in value to unpaid rent and interest, our $112.9 million term loan, and other obligations at the time of such investment, and e) complete the previously disclosed sale of the Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 9 to the condensed consolidated financial statements. As part of these capital restructuring steps (as discussed under "New Investments" in this same Note 3), we originated a $50 million loan to PHP Holdings in March 2023 that is convertible into equity of PHP Holdings. At March 31, 2023, we believe our remaining investment in the Prospect real estate and other assets are fully recoverable from the collateral available, but no assurances can be given that the transactions described above will occur or that we will not have any further impairments in future periods.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of March 31, 2023	As of December 31, 2022
Median Kliniken S.á.r.l ("MEDIAN")	50%	$483,706	$482,735
Swiss Medical Network	70%	461,952	454,083
Steward (Macquarie Transaction)	50%	416,068	417,701
Policlinico di Monza	50%	88,658	86,245
HM Hospitales	45%	56,090	57,139
Total		$1,506,474	$1,497,903

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of March 31, 2023	As of December 31, 2022
Steward (loan investment)	$362,586	$362,831
International joint venture	230,153	231,402
Priory	159,668	156,575
Swiss Medical Network	158,687	157,145
Steward (equity investment)	125,862	125,862
Prospect	112,701	112,777
Aevis Victoria SA ("Aevis")	77,618	72,904
PHP Holdings	49,895	—
Aspris Children's Services ("Aspris")	16,014	16,023
Springstone	10,933	200,827
Caremax	6,343	8,526
Total	$1,310,460	$1,444,872

The change since December 31, 2022 primarily relates to the payoff of the Springstone loan in February 2023, partially offset by the loan made to PHP Holdings. See "2023 Activity" under subsection titled "New Investments" in this same Note 3 for further details.

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded approximately $4 million in favorable non-cash fair value adjustments during the first quarter of 2023 as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income; whereas, this was an $8.0 million favorable non-cash fair value adjustment for the same period of 2022.

Other Investment Activities

In conjunction with the redevelopment of Steward's Norwood hospital, we advanced $50 million, in the 2023 first quarter, that is secured by, among other things, proceeds from insurance claims in excess of the advance.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance at beginning of the year	$121,146	$48,527
Provision for credit loss, net	986	5,412
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(160)	(6)
Balance at end of the period	$121,972	$53,933

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of March 31, 2023		As of December 31, 2022
Operators	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Steward	$4,800,594	24.4%	$4,762,673	24.2%
Circle Health Ltd ("Circle")	2,092,822	10.7%	2,062,474	10.5%
Prospect	1,533,412	7.8%	1,483,599	7.5%
Priory	1,310,968	6.7%	1,290,213	6.6%
Springstone	796,248	4.0%	985,959	5.0%
Other operators	7,406,721	37.7%	7,461,923	38.0%
Other assets	1,709,392	8.7%	1,611,159	8.2%
Total	$19,650,157	100.0%	$19,658,000	100.0%

Total Assets by U.S. State and Country

	As of March 31, 2023		As of December 31, 2022
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$2,008,146	10.2%	$1,967,948	10.0%
California	1,502,060	7.7%	1,450,112	7.4%
Florida	1,319,878	6.7%	1,324,555	6.8%
Utah	1,218,883	6.2%	1,224,484	6.2%
Massachusetts	763,555	3.9%	761,694	3.9%
All other states	4,035,762	20.5%	4,245,306	21.6%
Other domestic assets	1,087,136	5.5%	1,028,946	5.2%
Total U.S.	$11,935,420	60.7%	$12,003,045	61.1%
United Kingdom	$4,145,170	21.1%	$4,083,244	20.8%
Australia	781,585	4.0%	854,582	4.3%
Switzerland	763,711	3.9%	748,947	3.8%
Germany	666,930	3.4%	664,900	3.4%
Spain	226,800	1.1%	222,316	1.1%
All other countries	508,285	2.6%	498,753	2.5%
Other international assets	622,256	3.2%	582,213	3.0%
Total international	$7,714,737	39.3%	$7,654,955	38.9%
Grand total	$19,650,157	100.0%	$19,658,000	100.0%

On an individual property basis, we had no investment in any single property greater than 3% of our total assets as of March 31, 2023.

Total Revenues by Operator

	For the Three Months Ended March 31,
	2023		2022
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Steward	$103,494	29.6%	$121,244	29.6%
Circle	47,415	13.5%	51,212	12.5%
Prospect	—	0.0%	38,684	9.4%
Priory	24,740	7.1%	19,070	4.7%
Springstone	20,167	5.8%	21,664	5.3%
Other operators	154,395	44.0%	157,926	38.5%
Total	$350,211	100.0%	$409,800	100.0%

Total Revenues by U.S. State and Country

	For the Three Months Ended March 31,
	2023		2022
U.S. States and Other Countries	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Texas	$44,116	12.6%	$34,844	8.5%
Utah	35,641	10.2%	33,768	8.2%
Florida	26,182	7.5%	25,305	6.2%
California	19,495	5.6%	41,291	10.1%
Massachusetts	6,816	1.8%	32,631	8.0%
All other states	99,137	28.4%	125,907	30.7%
Total U.S.	$231,387	66.1%	$293,746	71.7%
United Kingdom	$84,206	24.0%	$83,906	20.5%
Australia	15,237	4.4%	17,031	4.1%
All other countries	19,381	5.5%	15,117	3.7%
Total international	$118,824	33.9%	$116,054	28.3%
Grand total	$350,211	100.0%	$409,800	100.0%

Total Revenues by Facility Type

	For the Three Months Ended March 31,
	2023		2022
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$253,036	72.3%	$316,019	77.0%
Behavioral health facilities	53,658	15.3%	50,897	12.4%
Inpatient rehabilitation facilities	29,046	8.3%	28,906	7.1%
Long-term acute care hospitals	8,251	2.4%	8,302	2.1%
Freestanding ER/urgent care facilities	6,220	1.7%	5,676	1.4%
Total	$350,211	100.0%	$409,800	100.0%

For geographic and facility type concentration metrics above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2023	As of December 31, 2022
Revolving credit facility(A)	$1,031,037	$929,584
Term loan	200,000	200,000
British pound sterling term loan due 2024(B)	129,353	126,690
British pound sterling term loan due 2025(B)	863,590	845,810
Australian term loan facility(B)	802,200	817,560
2.550% Senior Unsecured Notes due 2023(B)	493,480	483,320
3.325% Senior Unsecured Notes due 2025(B)	541,950	535,250
0.993% Senior Unsecured Notes due 2026(B)	541,950	535,250
2.500% Senior Unsecured Notes due 2026(B)	616,850	604,150
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	740,220	724,980
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	431,795	422,905
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,492,425	$10,325,499
Debt issue costs and discount, net	(54,274)	(57,087)
	$10,438,151	$10,268,412

(A)
Includes £119 million of GBP-denominated borrowings and €253 million of Euro-denominated borrowings that reflect the applicable exchange rates at March 31, 2023.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at March 31, 2023 and December 31, 2022.

As of March 31, 2023, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2023	$493,480
2024	931,553
2025	1,405,540
2026	2,689,837
2027	1,600,000
Thereafter	3,372,015
Total	$10,492,425

On March 15, 2022, we paid off and terminated our $1 billion interim credit facility that was entered into on July 27, 2021 with proceeds from the Macquarie Transaction as more fully described in Note 3 to the condensed consolidated financial statements. As part of this transaction, we incurred approximately $8.8 million of debt refinancing costs.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At March 31, 2023, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2023, we were in compliance with all such financial and operating covenants.

5. Income Taxes

As a result of the Australia Transaction described in Note 3 to the condensed consolidated financial statements, we recorded a $5 million tax benefit in the first quarter of 2023.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 16.7 million shares remain available for future stock awards as of March 31, 2023. Share-based compensation expense totaled $11.8 million for each of the three months ended March 31, 2023 and 2022.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2023			As of December 31, 2022
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables, net	$169,511		$160,947	$167,035		$163,101
Loans(1)	1,511,182	(2)	1,456,753	1,405,615	(2)	1,360,113
Debt, net	(10,438,151)		(8,594,584)	(10,268,412)		(8,697,042)

(1)
Excludes the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below. In addition for December 31, 2022 only, this excludes the acquisition and mortgage loans made to Springstone, which were satisfied in full in February 2023 as further described in Note 3 to the condensed consolidated financial statements.
(2)
Includes $224.4 million and $223.8 million of mortgage loans, a $319.9 million and $315.9 million shareholder loan included in investments in unconsolidated real estate joint ventures, $693.0 million and $640.4 million of loans that are part of our investments in unconsolidated operating entities, and $273.9 million and $225.5 million of other loans at March 31, 2023 and December 31, 2022, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, and our equity investment in Springstone are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. For December 31, 2022, our acquisition and mortgage loans to Springstone (which were satisfied in full in February 2023 as described in Note 3 to the condensed consolidated financial statements) were also accounted for under the fair value option method. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At March 31, 2023 and December 31, 2022, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$122,073	$122,073	$140,260	$140,260	Mortgage loans
Equity investment and other loans	243,561	247,125	434,609	441,943	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries (as well as the Springstone loans at December 31, 2022) are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of the loans. Our equity investment in Springstone is recorded at fair value based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements. Our equity investment in the international joint venture is recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first quarter of 2023, we had a net favorable adjustment to the investments accounted for under the fair value option method, compared to an unfavorable adjustment in the first quarter of 2022.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes. In these cases, fair value may be based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs. For our real estate, including for the impairment analysis on our Prospect Pennsylvania real estate, we may use a market approach using Level 2 inputs, whereby we will divide the expected net operating income (i.e. rent revenue less expenses, if any) of the facility by a market capitalization rate.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$33,030	$631,947
Non-controlling interests’ share in earnings	(236)	(266)
Participating securities’ share in earnings	(515)	(402)
Net income, less participating securities’ share in earnings	$32,279	$631,279
Denominator:
Basic weighted-average common shares	598,302	598,676
Dilutive potential common shares	8	256
Diluted weighted-average common shares	598,310	598,932

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$33,030	$631,947
Non-controlling interests’ share in earnings	(236)	(266)
Participating securities’ share in earnings	(515)	(402)
Net income, less participating securities’ share in earnings	$32,279	$631,279
Denominator:
Basic weighted-average units	598,302	598,676
Dilutive potential units	8	256
Diluted weighted-average units	598,310	598,932

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we expect to receive the majority in cash and the remainder in equity securities of PHP

Holdings. This transaction is expected to close in 2023 subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

During and subsequent to the first quarter of 2023, the Company became party to various lawsuits as further described in Item 1 of Part II of this Quarterly Report on Form 10-Q. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

We are a party to various other legal proceedings incidental to our business from time-to-time. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

On April 14, 2023, we acquired five behavioral health hospitals located in the United Kingdom for approximately £44 million. These hospitals are leased to Priory pursuant to five separate lease agreements with annual inflation-based escalators.

On April 19, 2023, we acquired two behavioral health hospitals and have a signed definitive agreement to acquire an additional facility, located in Germany, for a total of approximately €70 million. These hospitals will be leased to MEDIAN pursuant to a long-term master lease with annual inflation-based escalators.

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health ("CommonSpirit"), acquired the Utah hospital operations of five general acute care facilities previously operated by Steward. As a result of this transaction, we expect to receive $150 million of proceeds from Steward to pay down outstanding loans, $100 million of which we received on May 1, 2023. The new lease with CHIC for these Utah assets will have an initial fixed term of 15 years with annual escalation provisions. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly will accelerate the amortization of the associated in-place lease intangibles (approximately $288 million at March 31, 2023) and write-off approximately $94 million of straight-line rent receivables. With this transaction, we expect to lower our overall asset concentration with Steward by approximately 4% and our revenue concentration by approximately 8%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
the impact of factors that may affect our business, our joint ventures or the business of our tenants/borrowers that are beyond our control, including natural disasters, health crises, or pandemics (such as COVID-19) and subsequent government actions in reaction to such matters;
•
the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transactions described in Note 3, Note 9, and Note 10 to the condensed consolidated financial statements) that have not closed as of the date hereof may not be satisfied;
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
•
tenants’ free cash flow;
•
the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants’, borrowers’, and guarantors' profitability and liquidity;
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
•
reductions (or non-timely increases) in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ or borrowers’ profitability and our revenues;
•
competition from other financing sources; and
•
the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES

Refer to our 2022 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2023, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our TRS, the proceeds of which are typically used for working capital and other purposes. From time-to-time, we may make noncontrolling investments in our tenants, which we refer to as investments in unconsolidated operating entities. These investments are typically made in conjunction with larger real estate transactions with the tenant that give us a right to share in such tenant’s profits and losses and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to serve their communities by unlocking the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

At March 31, 2023, our portfolio consisted of 444 properties leased or loaned to 54 operators, of which seven are under development and four are in the form of mortgage loans. We manage our business as a single business segment.

At March 31, 2023, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2023	% of Total	As of December 31, 2022	% of Total
Real estate assets - at cost	$15,902,959	80.9%	$15,917,839	81.0%
Accumulated real estate depreciation and amortization	(1,207,699)	-6.1%	(1,193,312)	-6.1%
Cash and cash equivalents	302,321	1.5%	235,668	1.2%
Investments in unconsolidated real estate joint ventures	1,506,474	7.7%	1,497,903	7.6%
Investments in unconsolidated operating entities	1,310,460	6.7%	1,444,872	7.4%
Other	1,835,642	9.3%	1,755,030	8.9%
Total assets	$19,650,157	100.0%	$19,658,000	100.0%

Results of Operations

Three Months Ended March 31, 2023 Compared to March 31, 2022

Net income for the three months ended March 31, 2023, was $32.8 million ($0.05 per diluted share) compared to $631.7 million ($1.05 per diluted share) for the three months ended March 31, 2022. This decrease in net income is driven by the gain on sale of real estate in the 2022 first quarter from the Macquarie Transaction and the 2023 impairment charge associated with the Australia Transaction, both as described in Note 3 to the condensed consolidated financial statements. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $222.2 million for the 2023 first quarter, or $0.37 per diluted share, as compared to $282.5 million, or $0.47 per diluted share, for the 2022 first quarter. This decrease in Normalized FFO is primarily due to not recognizing any revenue in the 2023 first quarter for Prospect - see Note 3 to the condensed consolidated financial statements for further discussion on Prospect.

A comparison of revenues for the three month periods ended March 31, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023	% of Total	2022	% of Total	Year over Year Change
Rent billed	$248,157	70.8%	$263,402	64.3%	-5.8%
Straight-line rent	56,693	16.2%	61,044	14.9%	-7.1%
Income from financing leases	13,195	3.8%	51,776	12.6%	-74.5%
Interest and other income	32,166	9.2%	33,578	8.2%	-4.2%
Total revenues	$350,211	100.0%	$409,800	100.0%	-14.5%

Our total revenues for the 2023 first quarter are down $59.6 million, or 14.5%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $19.6 million over the prior year of which approximately $30 million is due to disposals in 2022 (primarily related to the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements) and $8.9 million of unfavorable foreign currency fluctuations. This decrease is partially offset by approximately $11 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on a development property in the first quarter of 2022. In addition, rent revenues are up approximately $8 million quarter-over-quarter from increases in CPI above the contractual minimum escalations in our leases.
•
Income from financing leases – down $38.6 million primarily due to not recording any revenue on Prospect in the first quarter of 2023, compared to $35.3 million of revenue recorded in the first quarter of 2022. This decrease is partially offset by the increase in CPI above the lease contractual minimum escalations by approximately $0.5 million.
•
Interest and other income – down $1.4 million from the prior year due to the following:
o
Interest from loans – up $0.7 million due to approximately $4 million of incremental revenue earned on new investments, net of loan payoffs, along with $0.3 million of higher income from annual escalations due to increases in CPI. This increase is partially offset by a decrease of approximately $3.0 million due to not recording any interest revenue for Prospect in the first quarter of 2023 and $0.9 million of unfavorable foreign currency fluctuations.
o
Other income – down $2.1 million from the prior year as we had less direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the quarters ended March 31, 2023 and 2022 totaled $97.7 million and $91.2 million, respectively. This increase is primarily related to an increase in interest rates on our Credit Facility and term loans compared to the prior year and the issuance of a £105 million unsecured sterling-denominated term loan on December 9, 2022. Our weighted-average interest rate of 3.7% for the quarter ended March 31, 2023 is higher than the 3.1% for the same period in 2022.

Real estate depreciation and amortization during the first quarter of 2023 decreased to $83.9 million from $85.3 million in 2022 due to foreign currency fluctuations and property sales in 2022, partially offset by new investments made after March 31, 2022.

Property-related expenses totaled $7.1 million and $8.6 million for the quarters ended March 31, 2023 and 2022, respectively. Of the property expenses in the first quarter of 2023 and 2022, approximately $4.2 million and $6.3 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and administrative expenses totaled $41.7 million for the 2023 first quarter, relatively flat from the 2022 first quarter of $41.4 million.

During the three months ended March 31, 2022, we completed the Macquarie Transaction in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of two other facilities and an ancillary property resulting in a net gain of $15 million.

In the first quarter of 2023, we recorded an $89.5 million net impairment charge, of which $79 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties as more fully described in Note 3 to the condensed consolidated financial statements. The 2022 first quarter impairment charge related to our Watsonville facility.

With the interest rate swap no longer classified as an effective cash flow hedge due to the Australia Transaction disclosed in Note 3 to the condensed consolidated financial statements, we expect some earnings volatility from marking the swap to fair value in future quarters until the related debt is extinguished.

Earnings from equity interests was $11.4 million for the quarter ended March 31, 2023, up $4.0 million from the same period in 2022. This increase is primarily due to $2.1 million of additional income generated on our Massachusetts-based partnership with MAM entered into during March 2022.

Debt refinancing and unutilized financing costs were $8.8 million for the quarter ended March 31, 2022, as a result of the termination of our $1 billion interim credit facility (see Note 4 to the condensed consolidated financial statements for more detail).

Other expense for the first three months of 2023 was $5.2 million and included approximately $8 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Item 1 of Part II for further details on the lawsuit. This expense was partially offset by approximately $4 million of favorable non-cash fair value adjustments on our investment in Aevis and other investments marked to fair value during 2023. For the first three months of 2022, we had other income of $14.8 million primarily from $8.0 million of favorable adjustments on our investment in Aevis and other investments marked to fair value.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $3.5 million income tax expense for the three months ended March 31, 2023 is primarily based on the income generated by our investments in the United Kingdom, partially offset by a $5.0 million tax benefit recognized in the first quarter of 2023 related to the expected sale of our Australia facilities. In comparison, we incurred $11.4 million in income tax expense in the first quarter of 2022.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $74 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Reconciliation of Non-GAAP Financial Measures

Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, or Nareit, which represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization, including amortization related to in-place lease intangibles, and after adjustments for unconsolidated partnerships and joint ventures.

In addition to presenting FFO in accordance with the Nareit definition, we disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations less meaningful to investors and analysts.

We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and the use of normalized FFO makes comparisons of our operating results with prior periods and other companies more meaningful. While FFO and normalized FFO are relevant and widely used supplemental measures of operating and financial performance of REITs, they should not be viewed as a substitute measure of our operating performance since the measures do not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs (if any are not paid by our tenants) to maintain the operating performance of our properties, which can be significant economic costs that could materially impact our results of operations. FFO and normalized FFO should not be considered an alternative to net income (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 (amounts in thousands except per share data):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
FFO information:
Net income attributable to MPT common stockholders	$32,794	$631,681
Participating securities’ share in earnings	(515)	(402)
Net income, less participating securities’ share in earnings	$32,279	$631,279
Depreciation and amortization	101,960	99,459
Gain on sale of real estate	(62)	(451,638)
Real estate impairment charges	52,104	—
Funds from operations	$186,281	$279,100
Write-off (recovery) of unbilled rent and other	39,626	(2,271)
Other impairment charges	—	4,875
Litigation and other	7,726	—
Non-cash fair value adjustments	(4,121)	(8,023)
Tax rate changes and other	(7,305)	—
Debt refinancing and unutilized financing costs	—	8,816
Normalized funds from operations	$222,207	$282,497
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.05	$1.05
Depreciation and amortization	0.17	0.17
Gain on sale of real estate	—	(0.75)
Real estate impairment charges	0.09	—
Funds from operations	$0.31	$0.47
Write-off (recovery) of unbilled rent and other	0.07	—
Other impairment charges	—	—
Litigation and other	0.01	—
Non-cash fair value adjustments	(0.01)	(0.01)
Tax rate changes and other	(0.01)	—
Debt refinancing and unutilized financing costs	—	0.01
Normalized funds from operations	$0.37	$0.47

LIQUIDITY AND CAPITAL RESOURCES

2023 Cash Flow Activity

During the first three months of 2023, we generated approximately $135.6 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows (along with cash on-hand) to fund our dividends of $176.6 million.

As described in Note 3 and Note 9 to the condensed consolidated financial statements, we expect to receive in 2023 proceeds from the Australia Transaction, the repurchase of three facilities by Prime, and the sale of three Prospect facilities. The proceeds from the Australia Transaction will be used to fully prepay our A$1.2 billion term loan in advance of its maturity in 2024, while the proceeds from the Prime and Prospect transactions will be used to partially pay down our revolving credit facility.

Subsequent to March 31, 2023, we received $100 million and expect to receive an additional $50 million from Steward as a result of their sale of the Utah properties to CommonSpirit (as more fully described in Note 10 to the condensed consolidated financial statements). In addition, we funded approximately $105 million for the acquisition of seven properties described in Note 10 to the condensed consolidated financial statements and expect to fund one additional property later in 2023.

2022 Cash Flow Activity

During the 2022 first quarter, we generated approximately $179.4 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $176.5 million and certain investment activities. During the quarter, we received approximately $1.3 billion of proceeds from the Macquarie Transaction and obtained a 50% interest in the real estate partnership valued at approximately $400 million (see Note 3 to the condensed consolidated financial statements for further details). We used these proceeds to pay off our interim credit facility and pay down our revolving credit facility, with remaining proceeds used for new investments.

Short-term Liquidity Requirements:

At May 5, 2023, our liquidity approximates $1 billion. We believe this liquidity, along with our current monthly cash receipts from rent and loan interest and regular distributions from our joint venture arrangements, is sufficient to fund our operations, dividends in order to comply with REIT requirements, our current firm commitments (including approximately $130 million funding for the acquisition of eight properties disclosed in Note 10 to the condensed consolidated financial statements along with capital additions and development projects), and debt service obligations for the next twelve months (including contractual interest payments and our December 2023 debt maturity of approximately $500 million). If the sale of three Prospect facilities (as more fully described in Note 9 to the condensed consolidated financial statements), along with the expected repurchase of the three Prime facilities in the third quarter of 2023 (as more fully described in Note 3 to the condensed consolidated financial statements) are consummated as expected in 2023, we would have additional liquidity. We also expect to fully prepay our A$1.2 billion term loan, with cash proceeds from the Australia Transaction (as more fully described in Note 3 to the condensed consolidated financial statements), which we expect to be completed in two tranches during 2023.

Long-term Liquidity Requirements:

As of May 5, 2023, our liquidity approximates $1 billion. We believe that this liquidity, along with monthly cash receipts from rent and loan interest (of which 99% of such leases and mortgage loans include escalation provisions that compound annually) and regular distributions from our joint venture arrangements, is sufficient to fund our operations, interest obligations, debt principal payments coming due in 2023, our current firm commitments, and dividends in order to comply with REIT requirements. We also expect to fully prepay our A$1.2 billion term loan with cash proceeds from the Australia Transaction (as more fully described in Note 3 to the condensed consolidated financial statements), which we expect to be completed in two tranches during 2023.

However, in order to fund other debt maturities coming due in 2025 and beyond (as outlined below in our commitment schedule), to strategically refinance any existing debt in order to reduce interest rates, or to make any new investments, we may need to access one or a combination of the following sources of capital:

•
strategic property sales or joint ventures (including the sale of three Prospect facilities as described in Note 9 to the condensed consolidated financial statements and the repurchase of three facilities by Prime as described in Note 3 to the condensed consolidated financial statements);
•
sale of equity securities;
•
new bank term loans;
•
new USD, EUR, or GBP denominated debt securities, including senior unsecured notes; and/or
•
new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 5, 2023 are as follows (in thousands):

2023	$505,440
2024	942,368
2025	1,435,470
2026	2,895,492
2027	1,600,000
Thereafter	3,400,421
Total	$10,779,191

Contractual Commitments

We presented our contractual commitments in our 2022 Annual Report on Form 10-K. There have been no significant changes through May 5, 2023.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2023:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28

On April 27, 2023, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.29 per share of common stock to be paid on July 13, 2023 to stockholders of record on June 15, 2023.

It is our policy to make sufficient cash distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can pay- see Note 4 to the condensed consolidated financial statements for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2023, our outstanding debt totaled $10.4 billion, which consisted of fixed-rate debt of approximately $9.2 billion (after considering interest rate swaps in-place) and variable rate debt of $1.2 billion. If market interest rates increase by 10%, the fair value of our debt at March 31, 2023 would decrease by approximately $239.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $7.2 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $7.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.2 billion, the balance of such variable rate debt at March 31, 2023.

Foreign Currency Sensitivity

With our investments in the United Kingdom, Germany, Spain, Italy, Portugal, Switzerland, Finland, Australia, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, Australian dollar, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature (other than Australia as previously discussed in Note 3 to the condensed consolidated financial statements), are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2023 operating results to-date and on an annualized basis, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$10,043	$19,184	$18,678
Euro (€)	2,232	6,546	6,549
Swiss franc (CHF)	3,314	5,639	3,632
Colombian peso (COP)	1,298	1,363	1,363

We have excluded the foreign currency sensitivity around Australian dollars in the table above due to the anticipated Australia Transaction as described in Note 3 to the condensed consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results, or financial condition.

Securities Litigation

On April 12, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York, Case No. 1:23-cv-03070. The complaint sought class certification on behalf of purchasers of our common stock between March 1, 2022 and February 22, 2023 and alleged false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock. The complaint sought unspecified damages including interest and an award of reasonable costs and expenses. On May 9, 2023, the plaintiff voluntarily dismissed this lawsuit.

On April 13, 2023, we and certain of our executives were named as defendants in a second putative federal securities class action lawsuit, also alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00486. The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses.

We believe these claims are without merit and intend to defend the remaining open case vigorously. We have not recorded a liability because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Defamation Litigation

On March 30, 2023, we commenced an action in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00408, against short-seller Viceroy Research LLC and its members. We are seeking injunctive relief and compensatory damages for defamation, civil conspiracy, tortious interference, private nuisance, and unjust enrichment based on defamatory statements expressed against us.

The information contained in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1-January 31, 2023	499	$11.14	—	$482,085

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date.
(2)
On October 9, 2022, the board of directors of the Company authorized a stock repurchase plan for up to $500 million of common stock, par value $0.001 per share. The repurchase authorization expires October 10, 2023. No shares were repurchased under this plan during the 2023 first quarter.

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
J. Kevin Hanna
Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 10, 2023