Form 10-Q
period 2023-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2023-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, Medical Properties Trust, Inc. had 598.4 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2023 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,133,651	$13,862,415
Investment in financing leases	1,231,652	1,691,323
Real estate held for sale	401,125	—
Mortgage loans	299,326	364,101
Gross investment in real estate assets	15,065,754	15,917,839
Accumulated depreciation and amortization	(1,251,165)	(1,193,312)
Net investment in real estate assets	13,814,589	14,724,527
Cash and cash equivalents	324,050	235,668
Interest and rent receivables, net	177,643	167,035
Straight-line rent receivables	779,584	787,166
Investments in unconsolidated real estate joint ventures	1,487,118	1,497,903
Investments in unconsolidated operating entities	1,812,150	1,444,872
Other loans	199,360	227,839
Other assets	609,881	572,990
Total Assets	$19,204,375	$19,658,000
Liabilities and Equity
Liabilities
Debt, net	$10,237,558	$10,268,412
Accounts payable and accrued expenses	444,926	621,324
Deferred revenue	49,766	27,727
Obligations to tenants and other lease liabilities	157,411	146,130
Total Liabilities	10,889,661	11,063,593
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,344 shares at June 30, 2023 and 597,476 shares at December 31, 2022	598	597
Additional paid-in capital	8,547,835	8,535,140
Retained (deficit) earnings	(241,301)	116,285
Accumulated other comprehensive income (loss)	6,680	(59,184)
Total Medical Properties Trust, Inc. stockholders’ equity	8,313,812	8,592,838
Non-controlling interests	902	1,569
Total Equity	8,314,714	8,594,407
Total Liabilities and Equity	$19,204,375	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Rent billed	$247,491	$241,209	$495,648	$504,611
Straight-line rent	(39,329)	58,518	17,364	119,562
Income from financing leases	68,468	51,873	81,663	103,649
Interest and other income	60,765	48,626	92,931	82,204
Total revenues	337,395	400,226	687,606	810,026
Expenses
Interest	104,470	87,730	202,124	178,913
Real estate depreciation and amortization	364,403	84,334	448,263	169,650
Property-related	24,676	21,135	31,786	29,733
General and administrative	35,604	38,858	77,328	80,282
Total expenses	529,153	232,057	759,501	458,578
Other income (expense)
Gain on sale of real estate	167	16,355	229	467,993
Real estate and other impairment charges	—	—	(89,538)	(4,875)
Earnings from equity interests	12,224	14,785	23,576	22,123
Debt refinancing and unutilized financing costs	(816)	(619)	(816)	(9,435)
Other (including fair value adjustments on securities)	(10,512)	2,031	(15,678)	16,793
Total other income (expense)	1,063	32,552	(82,227)	492,599

(Loss) income before income tax	(190,695)	200,721	(154,122)	844,047
Income tax benefit (expense)	148,262	(10,657)	144,719	(22,036)

Net (loss) income	(42,433)	190,064	(9,403)	822,011
Net loss (income) attributable to non-controlling interests	396	(467)	160	(733)
Net (loss) income attributable to MPT common stockholders	$(42,037)	$189,597	$(9,243)	$821,278

Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(0.07)	$0.32	$(0.02)	$1.37

Weighted average shares outstanding — basic	598,344	598,827	598,323	598,751
Weighted average shares outstanding — diluted	598,344	599,026	598,323	598,979

Dividends declared per common share	$0.29	$0.29	$0.58	$0.58

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net (loss) income	$(42,433)	$190,064	$(9,403)	$822,011
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	17,920	25,920	2,595	70,852
Reclassification of interest rate swap gain from AOCI, net of tax	—	—	(28,553)	—
Foreign currency translation gain (loss)	60,445	(104,341)	88,588	(117,556)
Reclassification of foreign currency translation loss from AOCI	3,234	—	3,234	—
Total comprehensive income	39,166	111,643	56,461	775,307
Comprehensive loss (income) attributable to non-controlling interests	396	(467)	160	(733)
Comprehensive income attributable to MPT common stockholders	$39,562	$111,176	$56,621	$774,574

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254
Net loss	—	—	—	—	—	(42,037)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	3,234	—	3,234
Stock vesting and amortization of stock-based compensation	—	—	59	—	6,437	—	—	—	6,437
Stock vesting - satisfaction of tax withholdings	—	—	(17)	—	(16)	—	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(276)	(276)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,851)	—	—	(173,851)
Balance at June 30, 2023	—	$—	598,344	$598	$8,547,835	$(241,301)	$6,680	$902	$8,314,714

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359
Net income	—	—	—	—	—	189,597	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	—	—	(104,341)	—	(104,341)
Stock vesting and amortization of stock-based compensation	—	—	204	—	10,108	—	—	—	10,108
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(880)	—	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(335)	(335)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,024)	—	—	(174,024)
Balance at June 30, 2022	—	$—	598,839	$599	$8,557,120	$385,545	$(83,431)	$6,038	$8,865,871

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
	(In thousands)
Operating activities
Net (loss) income	$(9,403)	$822,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	455,554	176,077
Amortization of deferred financing costs and debt discount	8,096	9,219
Straight-line rent revenue and other	(116,466)	(145,725)
Stock-based compensation	18,266	21,912
Gain on sale of real estate	(229)	(467,993)
Real estate and other impairment charges	89,538	4,875
Straight-line rent and other write-off	97,834	(328)
Debt refinancing and unutilized financing costs	816	9,435
Tax rate changes and other	(164,535)	(825)
Non-cash revenue from debt and equity securities received	(68,557)	—
Other adjustments	(8,296)	(13,170)
Changes in:
Interest and rent receivables	(62,132)	(44,224)
Other assets	(9,514)	(6,343)
Accounts payable and accrued expenses	(25,609)	(15,558)
Deferred revenue	6,814	(5,347)
Net cash provided by operating activities	212,177	344,016
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(946,243)
Net proceeds from sale of real estate	489,420	1,817,642
Principal received on loans receivable	389,385	19,478
Investment in loans receivable	(55,223)	(175,734)
Construction in progress and other	(28,639)	(91,167)
Proceeds from return of equity investment	—	775
Capital additions and other investments, net	(150,757)	(90,623)
Net cash provided by investing activities	408,999	534,128
Financing activities
Payments of term debt	(485,523)	(869,606)
Revolving credit facility, net	270,863	200,945
Dividends paid	(350,304)	(350,519)
Lease deposits and other obligations to tenants	7,154	3,174
Stock vesting - satisfaction of tax withholdings	(5,570)	(28,799)
Debt refinancing, deferred financing costs, and other financing activities	12,439	(17,917)
Net cash used for financing activities	(550,941)	(1,062,722)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	70,235	(184,578)
Effect of exchange rate changes	18,184	(14,786)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$329,957	$262,518
Interest paid	$227,361	$209,445
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	735,963	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$173,851	$174,017
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$324,050	$257,269
Restricted cash, included in Other assets	5,907	5,249
	$329,957	$262,518

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,133,651	$13,862,415
Investment in financing leases	1,231,652	1,691,323
Real estate held for sale	401,125	—
Mortgage loans	299,326	364,101
Gross investment in real estate assets	15,065,754	15,917,839
Accumulated depreciation and amortization	(1,251,165)	(1,193,312)
Net investment in real estate assets	13,814,589	14,724,527
Cash and cash equivalents	324,050	235,668
Interest and rent receivables, net	177,643	167,035
Straight-line rent receivables	779,584	787,166
Investments in unconsolidated real estate joint ventures	1,487,118	1,497,903
Investments in unconsolidated operating entities	1,812,150	1,444,872
Other loans	199,360	227,839
Other assets	609,881	572,990
Total Assets	$19,204,375	$19,658,000
Liabilities and Capital
Liabilities
Debt, net	$10,237,558	$10,268,412
Accounts payable and accrued expenses	269,920	444,354
Deferred revenue	49,766	27,727
Obligations to tenants and other lease liabilities	157,411	146,130
Payable due to Medical Properties Trust, Inc.	174,616	176,580
Total Liabilities	10,889,271	11,063,203
Capital
General Partner — issued and outstanding — 5,985 units at June 30, 2023 and 5,976 units at December 31, 2022	83,149	86,599
Limited Partners — issued and outstanding — 592,359 units at June 30, 2023 and 591,500 units at December 31, 2022	8,224,373	8,565,813
Accumulated other comprehensive income (loss)	6,680	(59,184)
Total MPT Operating Partnership, L.P. capital	8,314,202	8,593,228
Non-controlling interests	902	1,569
Total Capital	8,315,104	8,594,797
Total Liabilities and Capital	$19,204,375	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2023	2022	2023	2022
Revenues
Rent billed	$247,491	$241,209	$495,648	$504,611
Straight-line rent	(39,329)	58,518	17,364	119,562
Income from financing leases	68,468	51,873	81,663	103,649
Interest and other income	60,765	48,626	92,931	82,204
Total revenues	337,395	400,226	687,606	810,026
Expenses
Interest	104,470	87,730	202,124	178,913
Real estate depreciation and amortization	364,403	84,334	448,263	169,650
Property-related	24,676	21,135	31,786	29,733
General and administrative	35,604	38,858	77,328	80,282
Total expenses	529,153	232,057	759,501	458,578
Other income (expense)
Gain on sale of real estate	167	16,355	229	467,993
Real estate and other impairment charges	—	—	(89,538)	(4,875)
Earnings from equity interests	12,224	14,785	23,576	22,123
Debt refinancing and unutilized financing costs	(816)	(619)	(816)	(9,435)
Other (including fair value adjustments on securities)	(10,512)	2,031	(15,678)	16,793
Total other income (expense)	1,063	32,552	(82,227)	492,599

(Loss) income before income tax	(190,695)	200,721	(154,122)	844,047
Income tax benefit (expense)	148,262	(10,657)	144,719	(22,036)

Net (loss) income	(42,433)	190,064	(9,403)	822,011
Net loss (income) attributable to non-controlling interests	396	(467)	160	(733)
Net (loss) income attributable to MPT Operating Partnership partners	$(42,037)	$189,597	$(9,243)	$821,278

Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(0.07)	$0.32	$(0.02)	$1.37

Weighted average units outstanding — basic	598,344	598,827	598,323	598,751
Weighted average units outstanding — diluted	598,344	599,026	598,323	598,979

Dividends declared per unit	$0.29	$0.29	$0.58	$0.58

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net (loss) income	$(42,433)	$190,064	$(9,403)	$822,011
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	17,920	25,920	2,595	70,852
Reclassification of interest rate swap gain from AOCI, net of tax	—	—	(28,553)	—
Foreign currency translation gain (loss)	60,445	(104,341)	88,588	(117,556)
Reclassification of foreign currency translation loss from AOCI	3,234	—	3,234	—
Total comprehensive income	39,166	111,643	56,461	775,307
Comprehensive loss (income) attributable to non-controlling interests	396	(467)	160	(733)
Comprehensive income attributable to MPT Operating Partnership partners	$39,562	$111,176	$56,621	$774,574

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(15,325)	—	(15,325)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644
Net loss	—	(420)	—	(41,617)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	3,234	—	3,234
Unit vesting and amortization of unit-based compensation	1	64	58	6,373	—	—	6,437
Unit vesting - satisfaction of tax withholdings	—	—	(17)	(16)	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(276)	(276)
Distributions declared ($0.29 per unit)	—	(1,739)	—	(172,112)	—	—	(173,851)
Balance at June 30, 2023	5,985	$83,149	592,359	$8,224,373	$6,680	$902	$8,315,104

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749
Net income	—	1,896	—	187,701	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	(104,341)	—	(104,341)
Unit vesting and amortization of unit-based compensation	2	101	202	10,007	—	—	10,108
Unit vesting - satisfaction of tax withholdings	(1)	(9)	(40)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	(335)	(335)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,284)	—	—	(174,024)
Balance at June 30, 2022	5,988	$89,511	592,851	$8,854,143	$(83,431)	$6,038	$8,866,261

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
	(In thousands)
Operating activities
Net (loss) income	$(9,403)	$822,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	455,554	176,077
Amortization of deferred financing costs and debt discount	8,096	9,219
Straight-line rent revenue and other	(116,466)	(145,725)
Unit-based compensation	18,266	21,912
Gain on sale of real estate	(229)	(467,993)
Real estate and other impairment charges	89,538	4,875
Straight-line rent and other write-off	97,834	(328)
Debt refinancing and unutilized financing costs	816	9,435
Tax rate changes and other	(164,535)	(825)
Non-cash revenue from debt and equity securities received	(68,557)	—
Other adjustments	(8,296)	(13,170)
Changes in:
Interest and rent receivables	(62,132)	(44,224)
Other assets	(9,514)	(6,343)
Accounts payable and accrued expenses	(25,609)	(15,558)
Deferred revenue	6,814	(5,347)
Net cash provided by operating activities	212,177	344,016
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(946,243)
Net proceeds from sale of real estate	489,420	1,817,642
Principal received on loans receivable	389,385	19,478
Investment in loans receivable	(55,223)	(175,734)
Construction in progress and other	(28,639)	(91,167)
Proceeds from return of equity investments	—	775
Capital additions and other investments, net	(150,757)	(90,623)
Net cash provided by investing activities	408,999	534,128
Financing activities
Payments of term debt	(485,523)	(869,606)
Revolving credit facility, net	270,863	200,945
Distributions paid	(350,304)	(350,519)
Lease deposits and other obligations to tenants	7,154	3,174
Unit vesting - satisfaction of tax withholdings	(5,570)	(28,799)
Debt refinancing, deferred financing costs, and other financing activities	12,439	(17,917)
Net cash used for financing activities	(550,941)	(1,062,722)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	70,235	(184,578)
Effect of exchange rate changes	18,184	(14,786)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$329,957	$262,518
Interest paid	$227,361	$209,445
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	735,963	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$173,851	$174,017
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$324,050	$257,269
Restricted cash, included in Other assets	5,907	5,249
	$329,957	$262,518

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

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, starting July 1, 2023, the majority of our real estate operations in the United Kingdom operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the REIT. Certain non-real estate activities we undertake are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the United Kingdom REIT starting July 1, 2023), we are subject to the local income and other taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our U.S. REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2023, we have investments in 444 facilities in 31 states in the U.S., in seven countries in Europe, one country in South America, and in Australia. Our properties consist of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023 (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from these estimates for various reasons as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Variable Interest Entities

At June 30, 2023, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which are also tenants of our facilities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at June 30, 2023 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net	$805,640	Investments in Unconsolidated Operating Entities	$805,640
Loans, net	139,266	Mortgage and other loans	176,248
Equity investments	89,809	Investments in Unconsolidated Operating Entities	89,809
(1)
Carrying amount reflects the net book value of our loan or equity investment only in the VIE.
(2)
Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investments in VIEs represents the current carrying values of such investments plus any other related assets (such as rent receivables), less any liabilities.

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of June 30, 2023, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2023	2022

Land and land improvements	$28,916	$34,204
Buildings	114,966	290,256
Intangible lease assets — subject to amortization (weighted-average useful life of 24.8 years for 2023 and 20.1 years for 2022)	16,305	16,949
Mortgage loans	—	100,000
Investments in unconsolidated real estate joint ventures	—	399,456
Investments in unconsolidated operating entities	50,000	131,105
Other loans	25,000	—
Liabilities assumed	—	(25,727)
	$235,187	$946,243
Loans repaid(1)	(22,900)	—
Total net assets acquired	$212,287	$946,243

(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under Lifepoint Transaction below.

2023 Activity

Prospect Transaction

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by and master leased to or mortgaged by Prospect Medical Holdings, Inc. ("Prospect") for a combined investment of approximately $1.5 billion. In addition, we originated a $112.9 million term loan cross-defaulted to the master lease and mortgage loan agreements and further secured by a parent guaranty. In the 2022 second quarter, we funded an additional $100 million towards the existing mortgage loan that was secured by a first lien on a California hospital. Prospect's operations were negatively impacted by the coronavirus ("COVID-19") global pandemic commencing in early 2020, but Prospect continued to remain current with respect to contractual rent and interest payments until the fourth quarter of 2022. Accordingly, and due further to the termination of certain refinancing negotiations between Prospect and certain third parties in early 2023, we recorded an approximate $280 million impairment charge in the 2022 fourth quarter. As part of this charge, we reduced the carrying value of the underperforming Pennsylvania properties by approximately $170 million (to approximately $250 million) and reserved all unbilled rent accruals for a total of $112 million.

However, Prospect continued to pursue a recapitalization plan; and, in late March 2023, Prospect received a binding commitment from several lenders to provide liquidity to pay down certain debt instruments. Along with these commitments from third-party lenders, we agreed to pursue certain transactions with Prospect as part of their recapitalization plan, including originating a $50 million convertible loan to PHP Holdings, the managed care business of Prospect, in the first quarter of 2023.

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals with no changes in rental rates or escalator provisions, and with the expectation that Prospect will begin making cash payments for a substantial portion of the contractual monthly rent due on these California properties starting in September 2023, b) transition the Pennsylvania properties back to Prospect in return for a first lien mortgage on the facilities, c) provide up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we funded $25 million on May 23, 2023, d) complete the previously disclosed sale of the Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 9 to the condensed consolidated financial statements, and e) obtain a non-controlling ownership interest in PHP Holdings of approximately $654 million, after applying a discount for lack of marketability, consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $68 million, our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

At June 30, 2023, we believe our remaining investment in the Prospect real estate and other assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral Health, "Lifepoint Behavioral") (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan, including accrued interest, and we retained our minority equity investment in the operations of Lifepoint Behavioral. Separately, we converted a mortgage loan (as part of our initial acquisition in 2021) into the fee simple ownership of a property in Washington, which will be leased, along with the other 18 behavioral health hospitals already leased to Lifepoint Behavioral, under the master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its current lease with us on eight existing general acute care hospitals by five years to 2041.

Other Transactions

In the second quarter of 2023, we acquired three inpatient rehabilitation facilities for a total of approximately €70 million. These hospitals are leased to Median Kliniken S.á.r.l ("MEDIAN") pursuant to a long-term master lease with annual inflation-based escalators.

On April 14, 2023, we acquired five behavioral health hospitals located in the United Kingdom for approximately £44 million. These hospitals are leased to Priory Group ("Priory") pursuant to five separate lease agreements with annual inflation-based escalators.

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

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2023	Estimated Rent Commencement Date
Ernest Health, Inc. ("Ernest") (South Carolina)	$22,400	$18,077	3Q 2023
IMED Hospitales ("IMED") (Spain)	46,273	41,109	3Q 2023
Lifepoint Behavioral Health (Texas)	31,600	11,422	1Q 2024
IMED (Spain)	37,434	10,832	3Q 2024
IMED (Spain)	51,372	14,849	1Q 2025
Steward (Texas)	169,408	57,098	2Q 2026
	$358,487	$153,387

2023 Activity

During the 2023 second quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Stockton, California. This facility commenced rent on May 1, 2023, and is being leased to Ernest pursuant to an existing long-term master lease.

We continue to fund the redevelopment of and defer rent on our Norwood facility in Massachusetts. Recovery receivables of approximately $130 million associated with the prior storm and flood damage to this facility are included in the "Other assets" line of our condensed consolidated balance sheets. In conjunction with the redevelopment of Steward's Norwood hospital, we advanced $50 million, in the first half of 2023, that is secured by, among other things, proceeds from insurance claims in excess of the advance.

2022 Activity

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is being leased to Ernest pursuant to an existing long-term master lease.

Disposals

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale in the first quarter of 2023 and recorded an approximate $79 million net impairment charge, which included $37.4 million of straight-line rent receivables, an estimated $8 million in fees to sell the hospitals, and $13 million of accumulated other comprehensive loss related to foreign currency translation. This impairment charge was partially offset by approximately $29 million of deferred gains from our interest rate swap in accumulated other comprehensive income that was reclassified to earnings as part of this expected transaction. This transaction was set to close in two phases. The first phase closed on May 18, 2023, in which we sold seven of the 11 facilities for A$730 million, with the final phase currently expected to be complete by early fourth quarter of 2023. We used the A$730 million proceeds from the first phase of the sale to pay down the Australian term loan.

Although we currently expect the final phase of the Australia Transaction to occur as planned, no assurances can be given that the transaction will close as described above.

On March 8, 2023, we received notice that Prime Healthcare Services, Inc. ("Prime") planned to exercise its right to repurchase from us the real estate associated with one master lease for approximately $100 million. As such, we recorded an approximate $11 million non-cash impairment charge in the first quarter of 2023 related to unbilled rent on the three facilities that were sold. On July 11, 2023, Prime acquired the three facilities for $100 million.

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

Summary of Operations for Disposed (or to be Disposed) Assets in 2023 and 2022

The properties expected to be sold during 2023 and sold during the first half of 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023(1)	2022	2023(1)	2022
Revenues(2)	$12,051	$18,905	$30,928	$60,739
Real estate depreciation and amortization	—	(5,615)	(4,991)	(11,508)
Property-related expenses	(436)	(2,410)	(1,855)	(5,765)
Real estate and other impairment charges(3)	—	—	(89,538)	—
Other (expense) income(4)	(5,382)	8,410	(10,974)	452,678
Income (loss) from real estate dispositions, net	$6,233	$19,290	$(76,430)	$496,144

(1)
The 2023 column consists of assets designated as held for sale in the first quarter of 2023 as a result of the transactions described in the "2023 Activity" subsection above.
(2)
Includes $1.8 million and $6.3 million of straight-line rent write-offs associated with the non-Macquarie disposal transactions for the three and six months ended June 30, 2022, respectively.
(3)
Includes an approximate $79 million net impairment charge (including $37.4 million of straight-line rent write-offs) associated with the Australia Transaction and an approximate $11 million non-cash impairment charge associated with the repurchase of three Prime facilities for the six months ended June 30, 2023.
(4)
Includes $16.4 million and $468.0 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three and six months ended June 30, 2022.

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

For all of our properties subject to lease, we are the legal owner of the property, and the tenant's right to use and possess such property is guided by the terms of a lease. At June 30, 2023, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Minimum lease payments receivable	$621,704	$880,253
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(582,215)	(731,915)
Net investment in direct financing leases	243,307	352,156
Other financing leases (net of allowance for credit loss)	988,345	1,339,167
Total investment in financing leases	$1,231,652	$1,691,323

The decrease in our investment in financing leases since December 31, 2022, is the result of classifying three Prime facilities as held for sale in the first quarter of 2023, and the sale of four Pennsylvania properties as part of the Prospect Transaction.

Other Leasing Activities

At June 30, 2023, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing approximately 0.2% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant lease termination fee in 2019.

As more fully described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks or public health crises (like the COVID-19 pandemic), economic issues resulting in high inflation and spikes in labor costs, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent deferrals to be paid back in full (like as described below under COVID-19 Rent Deferrals and Pipeline Health System), or in the form of temporary loans (like as described above in the Prospect Transaction).

COVID-19 Rent Deferrals

Due to COVID-19 and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for certain tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $9.8 million as of June 30, 2023, to be paid over specified periods in the future with interest.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's current lease of our California assets remains in place, and we were repaid on February 7, 2023 for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. We have agreed to defer $5.6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of June 30, 2023, Pipeline was in compliance with all terms of the bankruptcy settlement and the lease.

Steward Health Care System

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health ("CommonSpirit"), acquired the Utah hospital operations of five general acute care facilities previously operated by Steward (the "Steward Transaction"). As a result of this transaction, we received $100 million on May 1, 2023, of the $150 million loan made in the 2022 second quarter. The new lease with CHIC for these Utah assets has an initial fixed term of 15 years with annual escalation provisions, along with early lessee purchase options at the greater of fair market value or our gross investment. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly accelerated the amortization of the associated in-place lease intangibles (approximately $286 million) and wrote-off approximately $95 million of straight-line rent receivables.

Alecto Healthcare Services LLC

On June 16, 2023, Alecto Healthcare Services LLC ("Alecto") filed for Chapter 11 bankruptcy in Delaware. At the time, we leased one property to Alecto in Sherman, Texas with a net book value of approximately $12 million. As a result of this bankruptcy, we have entered into a restructuring agreement involving the Sherman facility and American Healthcare Systems, the new tenant of the facility. We believe this agreement will be finalized in the third quarter of 2023, but no assurances can be given that the transaction will close or any impairment will not be needed.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of June 30, 2023	As of December 31, 2022
MEDIAN	50%	$482,710	$482,735
Swiss Medical Network	70%	440,754	454,083
Steward (Macquarie Transaction)	50%	425,424	417,701
Policlinico di Monza	50%	83,595	86,245
HM Hospitales	45%	54,635	57,139
Total		$1,487,118	$1,497,903

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of June 30, 2023	As of December 31, 2022
PHP Holdings	$654,520	$—
Steward (loan investment)	362,586	362,831
International joint venture	230,153	231,402
Priory	163,619	156,575
Swiss Medical Network	162,194	157,145
Steward (equity investment)	125,862	125,862
Aevis Victoria SA ("Aevis")	79,121	72,904
Aspris Children's Services ("Aspris")	16,005	16,023
Lifepoint Behavioral	10,767	200,827
Caremax	7,323	8,526
Prospect	—	112,777
Total	$1,812,150	$1,444,872

The change since December 31, 2022 primarily relates to the payoff of the Lifepoint Behavioral loan in February 2023, partially offset by our investment in PHP Holdings, as more fully described above in the Prospect Transaction.

Pursuant to our approximate 5% stake in Aevis and other investments marked to fair value, we recorded approximately $4.3 million in unfavorable non-cash fair value adjustments during the first half of 2023 as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income; whereas, this was a $9.0 million favorable non-cash fair value adjustment for the same period of 2022.

Other Investment Activities

In the first half of 2023, we received repayment of the CHF 60 million mortgage loan from Infracore SA ("Infracore") that was originally made in the fourth quarter of 2022.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Balance at beginning of the period	$121,972	$53,933
Provision for credit loss, net	362	1,345
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(35,229)	(28)
Balance at end of the period	$87,105	$55,250

	For the Six Months Ended June 30,
	2023	2022
Balance at beginning of the year	$121,146	$48,527
Provision for credit loss, net	1,348	6,757
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(35,389)	(34)
Balance at end of the period	$87,105	$55,250

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of June 30, 2023			As of December 31, 2022
Operators	Total Assets		Percentage of Total Assets	Total Assets	Percentage of Total Assets
Steward	$3,656,046		19.0%	$4,762,673	24.2%
Circle Health Ltd ("Circle")	2,141,517		11.2%	2,062,474	10.5%
Priory	1,401,106		7.3%	1,290,213	6.6%
Prospect	1,045,844		5.5%	1,483,599	7.5%
Lifepoint Behavioral	799,212		4.2%	985,959	5.0%
Other operators	7,746,083		40.2%	7,461,923	38.0%
Other assets	2,414,567	(1)	12.6%	1,611,159	8.2%
Total	$19,204,375		100.0%	$19,658,000	100.0%
(1)
Includes our investment in PHP Holdings of $655 million as part of the Prospect Transaction as further described above in this same Note 3.

Total Assets by U.S. State and Country

	As of June 30, 2023		As of December 31, 2022
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,940,872	10.1%	$1,967,948	10.0%
Florida	1,366,453	7.1%	1,324,555	6.8%
California	1,211,932	6.3%	1,450,112	7.4%
Utah	834,773	4.4%	1,224,484	6.2%
Massachusetts	805,796	4.2%	761,694	3.9%
All other states	3,846,670	20.0%	4,245,306	21.6%
Other domestic assets	1,699,686	8.9%	1,028,946	5.2%
Total U.S.	$11,706,182	61.0%	$12,003,045	61.1%
United Kingdom	$4,301,199	22.4%	$4,083,244	20.8%
Germany	746,419	3.9%	664,900	3.4%
Switzerland	682,069	3.5%	748,947	3.8%
Australia	301,125	1.6%	854,582	4.3%
Spain	232,037	1.2%	222,316	1.1%
All other countries	520,463	2.7%	498,753	2.5%
Other international assets	714,881	3.7%	582,213	3.0%
Total international	$7,498,193	39.0%	$7,654,955	38.9%
Grand total	$19,204,375	100.0%	$19,658,000	100.0%

On an individual property basis, our largest investment in any single property was approximately 2% of our total assets as of June 30, 2023.

Total Revenues by Operator

	For the Three Months Ended June 30,
	2023			2022
Operators	Total Revenues		Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Prospect	$68,436		20.3%	$42,364	10.6%
Circle	48,645		14.4%	47,539	11.9%
Priory	26,930		8.0%	19,179	4.8%
CommonSpirit	19,568		5.8%	—	—
Lifepoint Behavioral	19,068		5.7%	22,250	5.6%
Steward	(301)	(1)	-0.1%	106,007	26.5%
Other operators	155,049		45.9%	162,887	40.6%
Total	$337,395		100.0%	$400,226	100.0%
(1)
Includes $95 million straight-line rent write-off as a result of the Steward Transaction as further described above in this same Note 3.

Total Revenues by U.S. State and Country

	For the Three Months Ended June 30,
	2023			2022
U.S. States and Other Countries	Total Revenues		Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
California	$57,367		17.0%	$48,109	12.0%
Texas	47,444		14.1%	39,716	9.9%
Florida	35,508		10.5%	26,051	6.5%
Pennsylvania	22,930		6.8%	19,942	5.0%
Arizona	19,721		5.9%	16,383	4.1%
All other states	36,204	(1)	10.7%	137,518	34.4%
Total U.S.	$219,174		65.0%	$287,719	71.9%
United Kingdom	$88,275		26.2%	$79,415	19.8%
Germany	9,517		2.8%	8,337	2.1%
All other countries	20,429		6.0%	24,755	6.2%
Total international	$118,221		35.0%	$112,507	28.1%
Grand total	$337,395		100.0%	$400,226	100.0%
(1)
Includes $95 million straight-line rent write-off as a result of the Steward Transaction as further described above in this same Note 3.

Total Revenues by Facility Type

	For the Three Months Ended June 30,
	2023			2022
Facility Types	Total Revenues		Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$234,917	(1)	69.6%	$305,468	76.3%
Behavioral health facilities	56,378		16.7%	51,763	12.9%
Inpatient rehabilitation facilities	31,452		9.3%	28,897	7.2%
Long-term acute care hospitals	8,329		2.5%	8,270	2.1%
Freestanding ER/urgent care facilities	6,319		1.9%	5,828	1.5%
Total	$337,395		100.0%	$400,226	100.0%
(1)
Includes $95 million straight-line rent write-off as a result of the Steward Transaction as further described above in this same Note 3.

For geographic and facility type concentration metrics above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2023	As of December 31, 2022
Revolving credit facility(A)	$1,211,708	$929,584
Term loan	200,000	200,000
British pound sterling term loan due 2024(B)	133,191	126,690
British pound sterling term loan due 2025(B)	889,210	845,810
Australian term loan facility(B)	313,208	817,560
2.550% Senior Unsecured Notes due 2023(B)	508,120	483,320
3.325% Senior Unsecured Notes due 2025(B)	545,450	535,250
0.993% Senior Unsecured Notes due 2026(B)	545,450	535,250
2.500% Senior Unsecured Notes due 2026(B)	635,150	604,150
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	762,180	724,980
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	444,605	422,905
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,288,272	$10,325,499
Debt issue costs and discount, net	(50,714)	(57,087)
	$10,237,558	$10,268,412

(A)
Includes £119 million of GBP-denominated borrowings and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at June 30, 2023.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at June 30, 2023 and December 31, 2022.

As of June 30, 2023, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2023	$508,120
2024	446,399
2025	1,434,660
2026	2,892,308
2027	1,600,000
Thereafter	3,406,785
Total	$10,288,272

2023 Activity

On May 18, 2023, we completed the first phase of the Australia Transaction in which we sold seven of the 11 Australia facilities for A$730 million. We used the proceeds from the first phase of this sale to prepay A$730 million of the A$1.2 billion Australian term loan. As a result of this prepayment, we incurred approximately $0.8 million to accelerate the amortization of related debt issue costs.

2022 Activity

On June 29, 2022, we amended our Credit Facility to extend the maturity date of our $1.8 billion revolving facility to June 30, 2026, with our option to extend for an additional 12 months, and extend the maturity date of our $200 million unsecured term loan facility to June 30, 2027. Additionally, we may request incremental term loan and/or revolving loan commitments in an aggregate amount not to exceed $1 billion. As a result of this amendment, we incurred approximately $0.6 million of debt refinancing costs.

On March 15, 2022, we paid off and terminated our $1 billion interim credit facility that was entered into on July 27, 2021 with proceeds from the Macquarie Transaction as more fully described in Note 3 to the condensed consolidated financial statements. As part of this transaction, we incurred approximately $8.8 million of debt refinancing costs.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At June 30, 2023, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2023, we were in compliance with all such financial and operating covenants.

5. Income Taxes

During the 2023 second quarter, we elected to move a majority of our United Kingdom assets into a United Kingdom REIT regime with an effective date of July 1, 2023. As substantially all necessary activities had been completed to enter the United Kingdom REIT regime by June 30, 2023, we adjusted the deferred tax liabilities associated with these properties, resulting in a $158 million income tax benefit in the second quarter of 2023. We expect to reduce our quarterly tax expense going forward by approximately $2 million.

As a result of the Australia Transaction described in Note 3 to the condensed consolidated financial statements, we recorded a $5 million tax benefit in the first quarter of 2023.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 16.7 million shares remain available for future stock awards as of June 30, 2023. Share-based compensation expense totaled $18.3 million and $21.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in share-based compensation is a result of a $6.7 million cumulative benefit catch-up from adjusting the payout probability of certain performance awards, partially offset by an incremental $2.3 million of expense from the acceleration of stock awards for a retiring executive officer.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2023			As of December 31, 2022
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables, net	$177,643		$142,420	$167,035		$163,101
Loans(1)	1,216,625	(2)	1,140,594	1,405,615	(2)	1,360,113
Debt, net	(10,237,558)		(8,568,002)	(10,268,412)		(8,697,042)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below. In addition for December 31, 2022 only, this excludes the acquisition and mortgage loans made to Lifepoint Behavioral, which were satisfied in full in February 2023 as further described in Note 3 to the condensed consolidated financial statements.
(2)
Includes $162.9 million and $223.8 million of mortgage loans, a $321.9 million and $315.9 million shareholder loan included in investments in unconsolidated real estate joint ventures, $535.2 million and $640.4 million of loans that are part of our investments in unconsolidated operating entities, and $196.6 million and $225.5 million of other loans at June 30, 2023 and December 31, 2022, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, our equity investment in Lifepoint Behavioral, and our convertible loan and equity investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. For December 31, 2022, our acquisition and mortgage loans to Lifepoint Behavioral (which were satisfied in full in February 2023 as described in Note 3 to the condensed consolidated financial statements) were also accounted for under the fair value option method. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At June 30, 2023 and December 31, 2022, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$136,459	$136,459	$140,260	$140,260	Mortgage loans
Equity investment and other loans	898,373	910,583	434,609	441,943	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries (as well as the Lifepoint Behavioral loans at December 31, 2022) are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of the loans. Our equity investment in Lifepoint Behavioral is recorded at fair value based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements. Our equity investment in the international joint venture and our convertible loan and equity investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of equity investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital) and our unobservable input includes an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first half of 2023 and 2022, we had a net unfavorable adjustment to the investments accounted for under the fair value option method.

The DLOM on our investment in PHP Holdings was approximately 9% at June 30, 2023. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee's business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using full basis point variations (in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(7,216)
- 100 basis points	7,216

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes. In these cases, fair value may be based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs. For our real estate, we may use a market approach using Level 2 inputs, whereby we will divide the expected net operating income (i.e. rent revenue less expenses, if any) of the facility by a market capitalization rate.
8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Numerator:
Net (loss) income	$(42,433)	$190,064
Non-controlling interests’ share in net loss (income)	396	(467)
Participating securities’ share in earnings	(469)	(345)
Net (loss) income, less participating securities’ share in earnings	$(42,506)	$189,252
Denominator:
Basic weighted-average common shares	598,344	598,827
Dilutive potential common shares(1)	—	199
Diluted weighted-average common shares	598,344	599,026

	For the Six Months Ended June 30,
	2023	2022
Numerator:
Net (loss) income	$(9,403)	$822,011
Non-controlling interests’ share in net loss (income)	160	(733)
Participating securities’ share in earnings	(984)	(747)
Net (loss) income, less participating securities’ share in earnings	$(10,227)	$820,531
Denominator:
Basic weighted-average common shares	598,323	598,751
Dilutive potential common shares(1)	—	228
Diluted weighted-average common shares	598,323	598,979

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Numerator:
Net (loss) income	$(42,433)	$190,064
Non-controlling interests’ share in net loss (income)	396	(467)
Participating securities’ share in earnings	(469)	(345)
Net (loss) income, less participating securities’ share in earnings	$(42,506)	$189,252
Denominator:
Basic weighted-average units	598,344	598,827
Dilutive potential units(1)	—	199
Diluted weighted-average units	598,344	599,026

	For the Six Months Ended June 30,
	2023	2022
Numerator:
Net (loss) income	$(9,403)	$822,011
Non-controlling interests’ share in net loss (income)	160	(733)
Participating securities’ share in earnings	(984)	(747)
Net (loss) income, less participating securities’ share in earnings	$(10,227)	$820,531
Denominator:
Basic weighted-average units	598,323	598,751
Dilutive potential units(1)	—	228
Diluted weighted-average units	598,323	598,979
(1)
Potential common shares/units are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we expect to receive $355 million in cash and have received the remainder in equity-like securities of PHP Holdings - part of the Prospect Transaction. This transaction is expected to close in 2023 subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

In 2023, we became party to various lawsuits as further described in Item 1 of Part II of this Quarterly Report on Form 10-Q. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

We are a party to various other legal proceedings incidental to our business from time-to-time. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

10. Subsequent Events

In the third quarter of 2023, we invested approximately $140 million for a minority participation in Steward's syndicated asset-backed credit facility. The four-year facility was underwritten and sized based on Steward's accounts receivable from government and commercial payors.

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
•
the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transactions described in Note 3 and Note 9 to the condensed consolidated financial statements) that have not closed as of the date hereof may not be satisfied;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2022 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2023, there were no material changes to these policies.

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

At June 30, 2023, our portfolio consisted of 444 properties leased or loaned to 55 operators, of which six are under development and seven are in the form of mortgage loans. We manage our business as a single business segment.

At June 30, 2023, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2023	% of Total	As of December 31, 2022	% of Total
Real estate assets - at cost	$15,065,754	78.4%	$15,917,839	81.0%
Accumulated real estate depreciation and amortization	(1,251,165)	-6.5%	(1,193,312)	-6.1%
Cash and cash equivalents	324,050	1.7%	235,668	1.2%
Investments in unconsolidated real estate joint ventures	1,487,118	7.7%	1,497,903	7.6%
Investments in unconsolidated operating entities	1,812,150	9.4%	1,444,872	7.4%
Other	1,766,468	9.3%	1,755,030	8.9%
Total assets	$19,204,375	100.0%	$19,658,000	100.0%

Results of Operations

Three Months Ended June 30, 2023 Compared to June 30, 2022

Net loss for the three months ended June 30, 2023, was $(42.0) million ($(0.07) per diluted share) compared to net income of $189.6 million ($0.32 per diluted share) for the three months ended June 30, 2022. This decrease in net income is primarily driven by accelerating the amortization of the approximate $286 million in-place lease intangible and the write-off of approximately $95 million of straight-line rent receivables, both associated with the Steward Transaction (see Note 3 to the condensed consolidated financial statements for more detail) along with higher interest expense, partially offset by an increase in Prospect revenue in the second quarter of 2023 as a result of the Prospect Transaction (as more fully described in Note 3 to the condensed consolidated financial statements) and the approximate $158 million tax benefit recognized in the second quarter of 2023 related to entering the United Kingdom REIT regime (as more fully described in Note 5 to the condensed consolidated financial statements). Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $285.3 million for the 2023 second quarter, or $0.48 per diluted share, as compared to $274.7 million, or $0.46 per diluted share, for the 2022 second quarter.

A comparison of revenues for the three months ended June 30, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023	% of Total	2022	% of Total	Year over Year Change
Rent billed	$247,491	73.4%	$241,209	60.3%	2.6%
Straight-line rent	(39,329)	-11.7%	58,518	14.6%	-167.2%
Income from financing leases	68,468	20.3%	51,873	13.0%	32.0%
Interest and other income	60,765	18.0%	48,626	12.1%	25.0%
Total revenues	$337,395	100.0%	$400,226	100.0%	-15.7%

Our total revenues for the 2023 second quarter are down $62.8 million, or 15.7%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $91.5 million over the prior year of which approximately $12 million is due to disposals in 2022 and 2023, approximately $95 million as a result of the write-off of straight-line rent associated with the Steward Transaction (as described in more detail in Note 3 to the condensed consolidated financial statements), and $1 million of unfavorable foreign currency fluctuations. This decrease is partially offset by approximately $10 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on a development property in the second quarter of 2023. In addition, rent revenues are up approximately $7 million quarter-over-quarter from increases in CPI above the contractual minimum escalations in our leases.
•
Income from financing leases – up $16.6 million primarily due to recording $55.3 million of rent revenue on Prospect in the second quarter of 2023 from the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements, compared to $35.4 million in the second quarter of 2022, and the increase in CPI above the lease contractual minimum escalations by approximately $0.5 million. This increase was partially offset by $3.8 million of lower revenues from the disposal of two Prime financing leases in the third quarter of 2022.
•
Interest and other income – up $12.1 million from the prior year due to the following:
o
Interest from loans – up $9.4 million due to approximately $4 million of incremental revenue earned on new investments, along with approximately $1 million of interest revenue on the CHF 60 million mortgage loan from Infracore (which was repaid in the second quarter of 2023), and approximately $0.5 million of higher income from annual escalations due to increases in CPI. We also recorded approximately $13.5 million of interest income related to Prospect in the first six months of 2023 (compared to $4.3 million in the first half of 2022) as a result of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. This increase is partially offset by a decrease of approximately $5 million from loan payoffs (including $3.8 million due to the repayment of the initial acquisition loan as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements) and $0.3 million of unfavorable foreign currency fluctuations.
o
Other income – up $2.7 million from the prior year as we had more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the quarters ended June 30, 2023 and 2022 totaled $104.5 million and $87.7 million, respectively. This increase is primarily related to an increase in borrowings on our revolver and higher interest rates on our Credit Facility and term loans compared to the prior year, partially offset by a decrease due to the A$730 million paydown of our Australia term loan in the second quarter of 2023. Our weighted-average interest rate was 3.9% for the quarter ended June 30, 2023 compared to 3.3% for the same period in 2022.

Real estate depreciation and amortization during the second quarter of 2023 increased to $364.4 million from $84.3 million in 2022. Of this increase, $286 million relates to accelerating the amortization of lease intangibles as part of the Steward Transaction described in more detail in Note 3 to the condensed consolidated financial statements.

Property-related expenses totaled $24.7 million and $21.1 million for the quarters ended June 30, 2023 and 2022, respectively. Of the property expenses in the second quarter of 2023 and 2022, approximately $21.1 million and $18.3 million, respectively, represents costs (primarily property insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and administrative expenses totaled $35.6 million for the 2023 second quarter, a $3.3 million decrease from the 2022 second quarter of $38.9 million, primarily due to a decrease in share-based compensation. The decrease in share-based compensation is a result of a $6.7 million cumulative benefit catch-up from adjusting the payout probability of certain performance awards, partially offset by an incremental $2.3 million of expense from the acceleration of stock awards for a retiring executive officer.

During the three months ended June 30, 2022, we disposed of two facilities resulting in a net gain of $16.4 million.

Earnings from equity interests was $12.2 million for the quarter ended June 30, 2023, down $2.6 million from the same period in 2022. This decrease is primarily due to higher interest costs from increasing interest rates at certain of our unconsolidated real estate joint ventures.

Other expense for the second quarter of 2023 was $10.5 million and included approximately $2.5 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Item 1 of Part II for further details on the lawsuit. This expense also included approximately $8 million of unfavorable non-cash fair value adjustments on our investment in Aevis and other investments marked to fair value during the second quarter of 2023. For the second quarter of 2022, we had other income of $2.0 million primarily from $1.0 million of favorable adjustments on our investment in Aevis and other investments marked to fair value.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income-based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $148.3 million income tax benefit for the three months ended June 30, 2023 is primarily based on the $158 million benefit received by entering the United Kingdom REIT regime. In comparison, we incurred $10.7 million in income tax expense in the second quarter of 2022.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $93 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Six Months Ended June 30, 2023 Compared to June 30, 2022

Net loss for the six months ended June 30, 2023, was $(9.2) million ($(0.02) per diluted share) compared to net income of $821.3 million ($1.37 per diluted share) for the six months ended June 30, 2022. This decrease in net income is driven by accelerating the amortization of the approximate $286 million in-place lease intangible and the write-off of approximately $95 million of straight-line rent receivables, both associated with the Steward Transaction (see Note 3 to the condensed consolidated financial statements for more detail), the gain on sale of real estate in the 2022 first quarter from the Macquarie Transaction, and the 2023 impairment charge in the first quarter associated with the Australia Transaction, both as described in Note 3 to the condensed consolidated financial statements. This decrease was partially offset by the approximate $158 million tax benefit recognized in the second quarter of 2023 related to entering the United Kingdom REIT regime (as more fully described in Note 5 to the condensed consolidated financial statements). Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $507.5 million for the first six months of 2023, or $0.85 per diluted share, as compared to $557.2 million, or $0.93 per diluted share, for the first six months of 2022. This decrease in Normalized FFO is primarily due to various disposals throughout 2022 and 2023, including the Macquarie Transaction and the Australia Transaction (both described in more detail in Note 3 to the condensed consolidated financial statements).

A comparison of revenues for the six months ended June 30, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023	% of Total	2022	% of Total	Year over Year Change
Rent billed	$495,648	72.1%	$504,611	62.3%	-1.8%
Straight-line rent	17,364	2.5%	119,562	14.8%	-85.5%
Income from financing leases	81,663	11.9%	103,649	12.8%	-21.2%
Interest and other income	92,931	13.5%	82,204	10.1%	13.0%
Total revenues	$687,606	100.0%	$810,026	100.0%	-15.1%

Our total revenues for the first six months of 2023 are down $122.4 million, or 15.1%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $111.1 million over the prior year of which approximately $42 million is due to disposals in 2022 and 2023 (primarily related to the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements), approximately $95 million as a result of the write-off of straight-line rent associated with the Steward Transaction, and $9.9 million of unfavorable foreign currency fluctuations. This decrease is partially offset by approximately $21 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on a development property in the first quarter of 2022 and the second quarter of 2023. In addition, rent revenues are up approximately $15 million period-over-period from increases in CPI above the contractual minimum escalations in our leases.
•
Income from financing leases – down $22.0 million due to recording $55.3 million of rent on Prospect in the first half of 2023 from the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements, compared to $70.8 million recorded in the first half of 2022, and approximately $7 million of lower revenues from the disposal of two Prime financing leases in the third quarter of 2022. This decrease is partially offset by the increase in CPI above the lease contractual minimum escalations by approximately $1 million.
•
Interest and other income – up $10.7 million from the prior year due to the following:
o
Interest from loans – up $10.1 million due to approximately $9 million of incremental revenue earned on new investments, along with approximately $2 million of interest revenue on the CHF 60 million mortgage loan from Infracore (which was repaid in the second quarter of 2023), and approximately $1 million of higher income from annual escalations due to increases in CPI. We also recorded approximately $13.5 million of interest income related to Prospect in the first six months of 2023 (compared to $7.5 million in the first half of 2022) as a result of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. This increase is partially offset by a decrease of approximately $8 million from loan payoffs (including $6 million due to the repayment of the initial acquisition loan as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements) and $1 million of unfavorable foreign currency fluctuations.
o
Other income – up $0.6 million from the prior year as we had more direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the six months ended June 30, 2023 and 2022 totaled $202.1 million and $178.9 million, respectively. This increase is primarily related to an increase in borrowings and higher interest rates on our Credit Facility and term loans compared to the prior year, partially offset by a decrease due to the A$730 million paydown of our Australia term loan in the second quarter of 2023. Our weighted-average interest rate was 3.8% for the six months ended June 30, 2023 compared to 3.2% for the same period in 2022.

Real estate depreciation and amortization during the first six months of 2023 increased to $448.3 million from $169.7 million in the same period of 2022. Of this increase, $286 million relates to accelerating the amortization of lease intangibles as part of the Steward Transaction as described in Note 3 to the condensed consolidated financial statements.

Property-related expenses totaled $31.8 million and $29.7 million for the six months ended June 30, 2023 and 2022, respectively. Of the property expenses in the first six months of 2023 and 2022, approximately $25.3 million and $24.6 million, respectively, represents costs (primarily property insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and administrative expenses totaled $77.3 million for the first six months of 2023 compared to $80.3 million in the same period of 2022, primarily due to a decrease in share-based compensation. The decrease in share-based compensation is a result of a $6.7 million cumulative benefit catch-up from adjusting the payout probability of certain performance awards, partially offset by an incremental $2.3 million of expense from the acceleration of stock awards for a retiring executive officer.

During the six months ended June 30, 2022, we completed the Macquarie Transaction in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. We also disposed of four other facilities and two ancillary properties resulting in a net gain of $31 million.

In the first quarter of 2023, we recorded an $89.5 million net impairment charge, of which $79 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties as more fully described in Note 3 to the condensed consolidated financial statements. The impairment charge in the first six months of 2022 related to our Watsonville facility.

With the interest rate swap no longer classified as an effective cash flow hedge due to the Australia Transaction disclosed in Note 3 to the condensed consolidated financial statements, we expect some earnings volatility from marking the swap to fair value in future quarters until all of the related debt is extinguished.

Earnings from equity interests was $23.6 million for the six months ended June 30, 2023, up $1.5 million from the same period in 2022. This increase is primarily due to additional income generated on our Massachusetts-based partnership with MAM entered into during March 2022, partially offset by higher interest costs from increasing interest rates at certain of our unconsolidated real estate joint ventures.

Debt refinancing and unutilized financing costs were $0.8 million for the first six months of 2023, as a result of the prepayment on the A$1.2 billion Australian term loan, compared to $9.4 million on the first six months of 2022, as a result of the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility (see Note 4 to the condensed consolidated financial statements for more detail).

Other expense for the first six months of 2023 was $15.7 million and included approximately $10.2 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Item 1 of Part II for further details on the lawsuit. This expense also includes approximately $4.3 million of unfavorable non-cash fair value adjustments on our investment in Aevis and other investments marked to fair value during the first half of 2023. For the first six months of 2022, we had other income of $16.8 million primarily from $9.0 million of favorable adjustments on our investment in Aevis and other investments marked to fair value.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income-based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $144.7 million income tax benefit for the six months ended June 30, 2023 is primarily based on the $158 million benefit received by entering the United Kingdom REIT regime and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the expected sale of our Australia facilities. In comparison, we incurred $22.0 million in income tax expense in the first six months of 2022.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $93 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net (loss) income attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022 (in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FFO information:
Net (loss) income attributable to MPT common stockholders	$(42,037)	$189,597	$(9,243)	$821,278
Participating securities’ share in earnings	(469)	(345)	(984)	(747)
Net (loss) income, less participating securities’ share in earnings	$(42,506)	$189,252	$(10,227)	$820,531
Depreciation and amortization	382,244	101,976	484,204	201,435
Gain on sale of real estate	(167)	(16,355)	(229)	(467,993)
Real estate impairment charges	—	—	52,104	—
Funds from operations	$339,571	$274,873	$525,852	$553,973
Write-off (recovery) of unbilled rent and other	95,642	1,943	135,268	(328)
Other impairment charges	—	—	—	4,875
Litigation and other	2,502	—	10,228	—
Share-based compensation adjustments	(4,363)	(966)	(4,363)	(966)
Non-cash fair value adjustments	8,374	(943)	4,253	(8,966)
Tax rate changes and other	(157,230)	(825)	(164,535)	(825)
Debt refinancing and unutilized financing costs	816	619	816	9,435
Normalized funds from operations	$285,312	$274,701	$507,519	$557,198
Per diluted share data:
Net (loss) income, less participating securities’ share in earnings	$(0.07)	$0.32	$(0.02)	$1.37
Depreciation and amortization	0.64	0.17	0.81	0.33
Gain on sale of real estate	—	(0.03)	—	(0.78)
Real estate impairment charges	—	—	0.09	—
Funds from operations	$0.57	$0.46	$0.88	$0.92
Write-off (recovery) of unbilled rent and other	0.16	—	0.23	—
Other impairment charges	—	—	—	—
Litigation and other	—	—	0.01	—
Share-based compensation adjustments	—	—	—	—
Non-cash fair value adjustments	0.01	—	—	(0.01)
Tax rate changes and other	(0.26)	—	(0.27)	—
Debt refinancing and unutilized financing costs	—	—	—	0.02
Normalized funds from operations	$0.48	$0.46	$0.85	$0.93

LIQUIDITY AND CAPITAL RESOURCES

2023 Cash Flow Activity

During the first six months of 2023, we generated approximately $212.2 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows (along with cash on-hand and borrowings on our revolving credit facility) to fund our dividends of $350.3 million.

In regard to other investing and financing activities in the first six months of 2023, we did the following:

a)
sold seven Australian properties as part of the Australia Transaction resulting in proceeds of A$730 million and used such proceeds to pay down our Australian term loan;
b)
received $389 million of loan principal proceeds, including approximately $200 million from the Lifepoint Transaction, $100 million from Steward after the completion of their sale of Utah properties to CHIC, and CHF 60 million from the payoff of a loan by Infracore; and
c)
funded approximately $230 million of new investments, including $75 million to Prospect as part of its recapitalization plan that was implemented on May 23, 2023.

See Note 3 to the condensed consolidated financial statements for further details on the transactions above.

Subsequent to quarter-end, we received $100 million from the sale of three properties to Prime. In addition, we agreed to participate in Steward's syndicated four-year asset-backed credit facility and funded approximately $140 million.

2022 Cash Flow Activity

During the first half of 2022, we generated approximately $344.0 million of cash flows from operating activities primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows along with cash on-hand to fund our dividends of $350.5 million. During the first six months of 2022, we received approximately $1.8 billion of proceeds from disposals (including the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements). We used these proceeds, along with additional advances from our revolver, to pay off our interim credit facility, fund $0.8 billion of new acquisitions, and make other investments. We exercised the $500 million accordion feature to our revolving credit facility during the first six months of 2022 and extended the term on both the revolver and term loan portions of our Credit Facility - see Note 4 to the condensed consolidated financial statements for additional details.

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects, for which we receive a return in the form of additional rent once completed. Our monthly rent and interest receipts and distributions from our joint venture arrangements are typically enough to cover our short-term liquidity requirements.

However, with increasing interest rates, loss of cash rent from Prospect for the time being, a bond maturing in December 2023 of approximately $500 million, and a term loan maturing in May 2024 of approximately $315 million, we have looked to other initiatives to improve cash flows including:

•
completing the sale of the four remaining Australian properties that will generate proceeds of approximately $315 million, which is currently expected to close by early fourth quarter of 2023,
•
completing the binding sale of three Connecticut facilities to Yale New Haven that is expected to generate $355 million and close before the end of 2023, and
•
implementing a REIT tax structure in the United Kingdom that we expect will result in $2 million of quarterly tax savings.

With these initiatives, liquidity of approximately $0.8 billion (including cash on-hand and availability under our revolving credit facility) at August 4, 2023, and routine cash receipts of rent and interest, we believe we can fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities. At this time, we do not expect any material acquisitions of real estate in the foreseeable future; however, see below for our debt that is coming due over the next five years.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $0.8 billion at August 4, 2023, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities or to make any new strategic investments, we may need to look to other sources, which may include one or a combination of the following:

•
strategic property sales or joint ventures, including current binding commitments to sell four remaining Australian properties that will generate proceeds of approximately $315 million and three Connecticut facilities that is expected to generate $355 million,
•
monetizing our investment in operators, including our investment in PHP Holdings,
•
dividends, while still complying with REIT requirements,
•
sale of equity securities,
•
extending the maturity of existing term loans,
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities, and
•
entering into new secured loans on real estate.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of August 4, 2023 are as follows (in thousands):

2023	$509,960
2024	442,463
2025	1,442,730
2026	3,164,399
2027	1,600,000
Thereafter	3,411,155
Total	$10,570,707

Contractual Commitments

We presented our contractual commitments in our 2022 Annual Report on Form 10-K. Except for changes noted below, there have been no significant changes through August 4, 2023. Excluded from this table is $50 million of unused loan to Prospect as part of the Prospect Transaction discussed in Note 3 to the condensed consolidated financial statements.

The following table updates our contractual commitments schedule for these updates as of August 4, 2023 (in thousands):

Contractual Commitments	2023(1)	2024	2025	2026	2027	Thereafter	Total
Purchase obligations	$159,529	$235,837	$27,946	$—	$—	$—	$423,312
Revolving credit facility	40,816	99,959	99,959	1,526,350	—	—	1,767,084
Australian term loan facility	3,592	312,262	—	—	—	—	315,854
(1)
This column represents obligations post August 4, 2023.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2023:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2023, our outstanding debt totaled $10.2 billion, which consisted of fixed-rate debt of approximately $8.8 billion (after considering interest rate swaps in-place) and variable rate debt of $1.4 billion. If market interest rates increase by 10%, the fair value of our debt at June 30, 2023 would decrease by approximately $221.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $8.9 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $8.9 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.4 billion, the balance of such variable rate debt at June 30, 2023.

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

	Net Income Impact(1)	FFO Impact(1)	NFFO Impact
British pound (£)	$9,919	$19,250	$19,250
Euro (€)	2,186	6,601	6,605
Swiss franc (CHF)	2,681	5,050	4,051
Colombian peso (COP)	1,368	1,435	1,435
(1)
Excludes the approximate $158 million one-time tax benefit in the second quarter of 2023 as a result of entering the United Kingdom REIT regime on July 1, 2023 (as discussed in further detail in Note 5 to the condensed consolidated financial statements).

We have excluded the foreign currency sensitivity around Australian dollars in the table above due to the Australia Transaction as described in Note 3 to the condensed consolidated financial statements.

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

Defamation Litigation

On March 30, 2023, we commenced an action in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00408, against short-seller Viceroy Research LLC ("Viceroy") and its members. We are seeking injunctive relief and compensatory damages for defamation, civil conspiracy, tortious interference, private nuisance, and unjust enrichment based on defamatory statements expressed against us. On June 29, 2023, we won a preliminary ruling in this lawsuit after Viceroy's motion to dismiss the case was denied by a judge in the United States District Court for the Northern District of Alabama.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1-April 30, 2023	17	$8.08	—	$482,085

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date.

(2)
On October 9, 2022, the board of directors of the Company authorized a stock repurchase plan for up to $500 million of common stock, par value $0.001 per share. The repurchase authorization expires October 10, 2023. No shares were repurchased under this plan during the 2023 second quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer (Principal Accounting Officer)

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2023