Form 10-Q
period 2023-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2023-11-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, Medical Properties Trust, Inc. had 599.0 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2023 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,042,260	$13,862,415
Investment in financing leases	1,233,336	1,691,323
Real estate held for sale	290,321	—
Mortgage loans	302,476	364,101
Gross investment in real estate assets	14,868,393	15,917,839
Accumulated depreciation and amortization	(1,315,223)	(1,193,312)
Net investment in real estate assets	13,553,170	14,724,527
Cash and cash equivalents	340,058	235,668
Interest and rent receivables, net	195,559	167,035
Straight-line rent receivables	788,761	787,166
Investments in unconsolidated real estate joint ventures	1,461,725	1,497,903
Investments in unconsolidated operating entities	1,843,847	1,444,872
Other loans	263,471	227,839
Other assets	558,291	572,990
Total Assets	$19,004,882	$19,658,000
Liabilities and Equity
Liabilities
Debt, net	$10,157,079	$10,268,412
Accounts payable and accrued expenses	375,888	621,324
Deferred revenue	32,280	27,727
Obligations to tenants and other lease liabilities	154,218	146,130
Total Liabilities	10,719,465	11,063,593
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,444 shares at September 30, 2023 and 597,476 shares at December 31, 2022	598	597
Additional paid-in capital	8,558,768	8,535,140
Retained (deficit) earnings	(215,058)	116,285
Accumulated other comprehensive loss	(59,778)	(59,184)
Total Medical Properties Trust, Inc. stockholders’ equity	8,284,530	8,592,838
Non-controlling interests	887	1,569
Total Equity	8,285,417	8,594,407
Total Liabilities and Equity	$19,004,882	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Rent billed	$229,306	$232,418	$724,954	$737,029
Straight-line rent	21,511	26,552	38,875	146,114
Income from financing leases	26,066	51,011	107,729	154,660
Interest and other income	29,693	42,358	122,624	124,562
Total revenues	306,576	352,339	994,182	1,162,365
Expenses
Interest	106,709	88,076	308,833	266,989
Real estate depreciation and amortization	77,802	81,873	526,065	251,523
Property-related	6,483	8,265	38,269	37,998
General and administrative	38,110	37,319	115,438	117,601
Total expenses	229,104	215,533	988,605	674,111
Other income (expense)
(Loss) gain on sale of real estate	(20)	68,795	209	536,788
Real estate and other impairment (charges) recovery	(3,750)	19,450	(93,288)	14,575
Earnings from equity interests	11,264	11,483	34,840	33,606
Debt refinancing and unutilized financing benefit (costs)	862	(17)	46	(9,452)
Other (including fair value adjustments on securities)	41,125	4,082	25,447	20,875
Total other income (expense)	49,481	103,793	(32,746)	596,392

Income (loss) before income tax	126,953	240,599	(27,169)	1,084,646
Income tax (expense) benefit	(10,058)	(18,579)	134,661	(40,615)

Net income	116,895	222,020	107,492	1,044,031
Net income attributable to non-controlling interests	(185)	(227)	(25)	(960)
Net income attributable to MPT common stockholders	$116,710	$221,793	$107,467	$1,043,071

Earnings per common share — basic and diluted
Net income attributable to MPT common stockholders	$0.19	$0.37	$0.18	$1.74

Weighted average shares outstanding — basic	598,444	598,980	598,363	598,828
Weighted average shares outstanding — diluted	598,553	599,339	598,406	599,099

Dividends declared per common share	$0.15	$0.29	$0.73	$0.87

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$116,895	$222,020	$107,492	$1,044,031
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of tax	(12,440)	52,975	(9,845)	123,827
Reclassification of interest rate swap gain from AOCI, net of tax	—	—	(28,553)	—
Foreign currency translation (loss) gain	(54,018)	(108,845)	34,570	(226,401)
Reclassification of foreign currency translation loss from AOCI	—	—	3,234	—
Total comprehensive income	50,437	166,150	106,898	941,457
Comprehensive income attributable to non-controlling interests	(185)	(227)	(25)	(960)
Comprehensive income attributable to MPT common stockholders	$50,252	$165,923	$106,873	$940,497

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254
Net loss	—	—	—	—	—	(42,037)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	3,234	—	3,234
Stock vesting and amortization of stock-based compensation	—	—	59	—	6,437	—	—	—	6,437
Stock vesting - satisfaction of tax withholdings	—	—	(17)	—	(16)	—	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(276)	(276)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,851)	—	—	(173,851)
Balance at June 30, 2023	—	$—	598,344	$598	$8,547,835	$(241,301)	$6,680	$902	$8,314,714
Net income	—	—	—	—	—	116,710	—	185	116,895
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(12,440)	—	(12,440)
Foreign currency translation loss	—	—	—	—	—	—	(54,018)	—	(54,018)
Stock vesting and amortization of stock-based compensation	—	—	156	—	11,453	—	—	—	11,453
Stock vesting - satisfaction of tax withholdings	—	—	(56)	—	(520)	—	—	—	(520)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(200)	(200)
Dividends declared ($0.15 per common share)	—	—	—	—	—	(90,467)	—	—	(90,467)
Balance at September 30, 2023	—	$—	598,444	$598	$8,558,768	$(215,058)	$(59,778)	$887	$8,285,417

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	631,681	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	—	—	(13,215)	—	(13,215)
Stock vesting and amortization of stock-based compensation	—	—	3,107	3	11,801	—	—	—	11,804
Stock vesting - satisfaction of tax withholdings	—	—	(1,179)	(1)	(27,918)	—	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	—	—	(772)	(772)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,018)	—	—	(174,018)
Balance at March 31, 2022	—	$—	598,676	$599	$8,547,892	$369,972	$(5,010)	$5,906	$8,919,359
Net income	—	—	—	—	—	189,597	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	—	—	(104,341)	—	(104,341)
Stock vesting and amortization of stock-based compensation	—	—	204	—	10,108	—	—	—	10,108
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(880)	—	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(335)	(335)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,024)	—	—	(174,024)
Balance at June 30, 2022	—	$—	598,839	$599	$8,557,120	$385,545	$(83,431)	$6,038	$8,865,871
Net income	—	—	—	—	—	221,793	—	227	222,020
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,975	—	52,975
Foreign currency translation loss	—	—	—	—	—	—	(108,845)	—	(108,845)
Stock vesting and amortization of stock-based compensation	—	—	185	—	11,089	—	—	—	11,089
Stock vesting - satisfaction of tax withholdings	—	—	(41)	—	(636)	—	—	—	(636)
Acquisition of non-controlling interest	—	—	—	—	(30,428)	—	—	(4,594)	(35,022)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(205)	(205)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,999)	—	—	(173,999)
Balance at September 30, 2022	—	$—	598,983	$599	$8,537,145	$433,339	$(139,301)	$1,466	$8,833,248

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating activities
Net income	$107,492	$1,044,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536,200	260,717
Amortization of deferred financing costs and debt discount	11,978	13,123
Straight-line rent revenue and other	(174,202)	(214,435)
Stock-based compensation	29,719	33,001
Gain on sale of real estate	(209)	(536,788)
Real estate and other impairment charges (recovery)	93,288	(14,575)
Straight-line rent and other write-off	150,576	35,259
Debt refinancing and unutilized financing (benefit) costs	(46)	9,452
Tax rate changes and other	(164,535)	6,901
Non-cash revenue from debt and equity securities received	(81,706)	—
Other adjustments	(27,500)	(2,136)
Changes in:
Interest and rent receivables	(100,384)	(68,929)
Other assets	(6,701)	(7,551)
Accounts payable and accrued expenses	(6,279)	8,030
Deferred revenue	2,677	(8,185)
Net cash provided by operating activities	370,368	557,915
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(972,243)
Net proceeds from sale of real estate	589,420	2,185,574
Principal received on loans receivable	499,549	52,317
Investment in loans receivable	(220,223)	(179,542)
Construction in progress and other	(80,708)	(97,783)
Proceeds from return of equity investment	12,430	14,295
Capital additions and other investments, net	(217,940)	(144,307)
Net cash provided by investing activities	347,341	858,311
Financing activities
Payments of term debt	(533,864)	(869,606)
Revolving credit facility, net	426,515	(64,055)
Dividends paid	(524,155)	(524,536)
Lease deposits and other obligations to tenants	7,752	(2,591)
Stock vesting - satisfaction of tax withholdings	(6,090)	(29,457)
Debt refinancing, deferred financing costs, and other financing activities	12,243	(53,444)
Net cash used for financing activities	(617,599)	(1,543,689)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	100,110	(127,463)
Effect of exchange rate changes	4,238	(29,739)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$345,886	$304,680
Interest paid	$322,006	$285,417
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	722,814	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$90,467	$173,999
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$340,058	$299,171
Restricted cash, included in Other assets	5,828	5,509
	$345,886	$304,680

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$13,042,260	$13,862,415
Investment in financing leases	1,233,336	1,691,323
Real estate held for sale	290,321	—
Mortgage loans	302,476	364,101
Gross investment in real estate assets	14,868,393	15,917,839
Accumulated depreciation and amortization	(1,315,223)	(1,193,312)
Net investment in real estate assets	13,553,170	14,724,527
Cash and cash equivalents	340,058	235,668
Interest and rent receivables, net	195,559	167,035
Straight-line rent receivables	788,761	787,166
Investments in unconsolidated real estate joint ventures	1,461,725	1,497,903
Investments in unconsolidated operating entities	1,843,847	1,444,872
Other loans	263,471	227,839
Other assets	558,291	572,990
Total Assets	$19,004,882	$19,658,000
Liabilities and Capital
Liabilities
Debt, net	$10,157,079	$10,268,412
Accounts payable and accrued expenses	284,262	444,354
Deferred revenue	32,280	27,727
Obligations to tenants and other lease liabilities	154,218	146,130
Payable due to Medical Properties Trust, Inc.	91,236	176,580
Total Liabilities	10,719,075	11,063,203
Capital
General Partner — issued and outstanding — 5,986 units at September 30, 2023 and 5,976 units at December 31, 2022	83,521	86,599
Limited Partners — issued and outstanding — 592,458 units at September 30, 2023 and 591,500 units at December 31, 2022	8,261,177	8,565,813
Accumulated other comprehensive loss	(59,778)	(59,184)
Total MPT Operating Partnership, L.P. capital	8,284,920	8,593,228
Non-controlling interests	887	1,569
Total Capital	8,285,807	8,594,797
Total Liabilities and Capital	$19,004,882	$19,658,000

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2023	2022	2023	2022
Revenues
Rent billed	$229,306	$232,418	$724,954	$737,029
Straight-line rent	21,511	26,552	38,875	146,114
Income from financing leases	26,066	51,011	107,729	154,660
Interest and other income	29,693	42,358	122,624	124,562
Total revenues	306,576	352,339	994,182	1,162,365
Expenses
Interest	106,709	88,076	308,833	266,989
Real estate depreciation and amortization	77,802	81,873	526,065	251,523
Property-related	6,483	8,265	38,269	37,998
General and administrative	38,110	37,319	115,438	117,601
Total expenses	229,104	215,533	988,605	674,111
Other income (expense)
(Loss) gain on sale of real estate	(20)	68,795	209	536,788
Real estate and other impairment (charges) recovery	(3,750)	19,450	(93,288)	14,575
Earnings from equity interests	11,264	11,483	34,840	33,606
Debt refinancing and unutilized financing benefit (costs)	862	(17)	46	(9,452)
Other (including fair value adjustments on securities)	41,125	4,082	25,447	20,875
Total other income (expense)	49,481	103,793	(32,746)	596,392

Income (loss) before income tax	126,953	240,599	(27,169)	1,084,646
Income tax (expense) benefit	(10,058)	(18,579)	134,661	(40,615)

Net income	116,895	222,020	107,492	1,044,031
Net income attributable to non-controlling interests	(185)	(227)	(25)	(960)
Net income attributable to MPT Operating Partnership partners	$116,710	$221,793	$107,467	$1,043,071

Earnings per unit — basic and diluted
Net income attributable to MPT Operating Partnership partners	$0.19	$0.37	$0.18	$1.74

Weighted average units outstanding — basic	598,444	598,980	598,363	598,828
Weighted average units outstanding — diluted	598,553	599,339	598,406	599,099

Dividends declared per unit	$0.15	$0.29	$0.73	$0.87

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$116,895	$222,020	$107,492	$1,044,031
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of tax	(12,440)	52,975	(9,845)	123,827
Reclassification of interest rate swap gain from AOCI, net of tax	—	—	(28,553)	—
Foreign currency translation (loss) gain	(54,018)	(108,845)	34,570	(226,401)
Reclassification of foreign currency translation loss from AOCI	—	—	3,234	—
Total comprehensive income	50,437	166,150	106,898	941,457
Comprehensive income attributable to non-controlling interests	(185)	(227)	(25)	(960)
Comprehensive income attributable to MPT Operating Partnership partners	$50,252	$165,923	$106,873	$940,497

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(15,325)	—	(15,325)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644
Net loss	—	(420)	—	(41,617)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	3,234	—	3,234
Unit vesting and amortization of unit-based compensation	1	64	58	6,373	—	—	6,437
Unit vesting - satisfaction of tax withholdings	—	—	(17)	(16)	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(276)	(276)
Distributions declared ($0.29 per unit)	—	(1,739)	—	(172,112)	—	—	(173,851)
Balance at June 30, 2023	5,985	$83,149	592,359	$8,224,373	$6,680	$902	$8,315,104
Net income	—	1,167	—	115,543	—	185	116,895
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(12,440)	—	(12,440)
Foreign currency translation loss	—	—	—	—	(54,018)	—	(54,018)
Unit vesting and amortization of unit-based compensation	2	115	154	11,338	—	—	11,453
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(55)	(515)	—	—	(520)
Distributions to non-controlling interests	—	—	—	—	—	(200)	(200)
Distributions declared ($0.15 per unit)	—	(905)	—	(89,562)	—	—	(90,467)
Balance at September 30, 2023	5,986	$83,521	592,458	$8,261,177	$(59,778)	$887	$8,285,807

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General		Limited Partners		Accumulated
	Partner		Common		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	6,317	—	625,364	—	266	631,947
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	44,932	—	44,932
Foreign currency translation loss	—	—	—	—	(13,215)	—	(13,215)
Unit vesting and amortization of unit-based compensation	31	118	3,076	11,686	—	—	11,804
Unit vesting - satisfaction of tax withholdings	(12)	(279)	(1,167)	(27,640)	—	—	(27,919)
Issuance of non-controlling interests	—	—	—	—	—	929	929
Distributions to non-controlling interests	—	—	—	—	—	(772)	(772)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,278)	—	—	(174,018)
Balance at March 31, 2022	5,987	$89,263	592,689	$8,829,590	$(5,010)	$5,906	$8,919,749
Net income	—	1,896	—	187,701	—	467	190,064
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	25,920	—	25,920
Foreign currency translation loss	—	—	—	—	(104,341)	—	(104,341)
Unit vesting and amortization of unit-based compensation	2	101	202	10,007	—	—	10,108
Unit vesting - satisfaction of tax withholdings	(1)	(9)	(40)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	—	—	(335)	(335)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,284)	—	—	(174,024)
Balance at June 30, 2022	5,988	$89,511	592,851	$8,854,143	$(83,431)	$6,038	$8,866,261
Net income	—	2,218	—	219,575	—	227	222,020
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	52,975	—	52,975
Foreign currency translation loss	—	—	—	—	(108,845)	—	(108,845)
Unit vesting and amortization of unit-based compensation	2	111	183	10,978	—	—	11,089
Unit vesting - satisfaction of tax withholdings	—	(6)	(41)	(630)	—	—	(636)
Acquisition of non-controlling interest	—	(304)	—	(30,124)	—	(4,594)	(35,022)
Distributions to non-controlling interests	—	—	—	—	—	(205)	(205)
Distributions declared ($0.29 per unit)	—	(1,740)	—	(172,259)	—	—	(173,999)
Balance at September 30, 2022	5,990	$89,790	592,993	$8,881,683	$(139,301)	$1,466	$8,833,638

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating activities
Net income	$107,492	$1,044,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536,200	260,717
Amortization of deferred financing costs and debt discount	11,978	13,123
Straight-line rent revenue and other	(174,202)	(214,435)
Unit-based compensation	29,719	33,001
Gain on sale of real estate	(209)	(536,788)
Real estate and other impairment charges (recovery)	93,288	(14,575)
Straight-line rent and other write-off	150,576	35,259
Debt refinancing and unutilized financing (benefit) costs	(46)	9,452
Tax rate changes and other	(164,535)	6,901
Non-cash revenue from debt and equity securities received	(81,706)	—
Other adjustments	(27,500)	(2,136)
Changes in:
Interest and rent receivables	(100,384)	(68,929)
Other assets	(6,701)	(7,551)
Accounts payable and accrued expenses	(6,279)	8,030
Deferred revenue	2,677	(8,185)
Net cash provided by operating activities	370,368	557,915
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(972,243)
Net proceeds from sale of real estate	589,420	2,185,574
Principal received on loans receivable	499,549	52,317
Investment in loans receivable	(220,223)	(179,542)
Construction in progress and other	(80,708)	(97,783)
Proceeds from return of equity investments	12,430	14,295
Capital additions and other investments, net	(217,940)	(144,307)
Net cash provided by investing activities	347,341	858,311
Financing activities
Payments of term debt	(533,864)	(869,606)
Revolving credit facility, net	426,515	(64,055)
Distributions paid	(524,155)	(524,536)
Lease deposits and other obligations to tenants	7,752	(2,591)
Unit vesting - satisfaction of tax withholdings	(6,090)	(29,457)
Debt refinancing, deferred financing costs, and other financing activities	12,243	(53,444)
Net cash used for financing activities	(617,599)	(1,543,689)
Increase (decrease) in cash, cash equivalents, and restricted cash for period	100,110	(127,463)
Effect of exchange rate changes	4,238	(29,739)
Cash, cash equivalents, and restricted cash at beginning of period	241,538	461,882
Cash, cash equivalents, and restricted cash at end of period	$345,886	$304,680
Interest paid	$322,006	$285,417
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	722,814	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$90,467	$173,999
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227
Restricted cash, included in Other assets	5,870	2,655
	$241,538	$461,882
End of period:
Cash and cash equivalents	$340,058	$299,171
Restricted cash, included in Other assets	5,828	5,509
	$345,886	$304,680

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

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, as of July 1, 2023, the majority of our real estate operations in the United Kingdom ("U.K.") operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the REIT. Certain non-real estate activities we undertake in the U.S. are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the United Kingdom REIT as of July 1, 2023), we are subject to the local income and other taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our U.S. REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2023, we have investments in 441 facilities in 31 states in the U.S., in seven countries in Europe, one country in South America, and in Australia. Our properties consist of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023 (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants to make lease payments in accordance with lease agreements (especially for those classified as operating leases), the fair value of our equity and convertible loan investments, and the adequacy of our credit loss reserves on loans and financing receivables). However, actual results could differ from these estimates for various reasons as outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Variable Interest Entities

At September 30, 2023, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which are also tenants of our facilities. We have determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at September 30, 2023 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net	$805,640	Investments in Unconsolidated Operating Entities	$805,640
Loans, net	142,438	Mortgage and other loans	184,825
Equity investments	108,935	Investments in Unconsolidated Operating Entities	108,935
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

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of September 30, 2023, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2023	2022

Land and land improvements	$28,916	$34,925
Buildings	114,966	312,645
Intangible lease assets — subject to amortization (weighted-average useful life of 24.8 years for 2023 and 20.4 years for 2022)	16,305	19,839
Mortgage loans	—	100,000
Investments in unconsolidated real estate joint ventures	—	399,456
Investments in unconsolidated operating entities	50,000	131,105
Other loans	25,000	—
Liabilities assumed	—	(25,727)
	$235,187	$972,243
Loans repaid(1)	(22,900)	—
Total net assets acquired	$212,287	$972,243
(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under Lifepoint Transaction below.

2023 Activity

Prospect Transaction

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by and master leased to or mortgaged by Prospect Medical Holdings, Inc. ("Prospect") for a combined investment of approximately $1.5 billion. In addition, we originated a $112.9 million term loan cross-defaulted to the master lease and mortgage loan agreements and further secured by a parent guaranty. In the 2022 second quarter, we funded an additional $100 million towards the existing mortgage loan that was secured by a first lien on a California hospital. Prospect's operations were negatively impacted by the coronavirus ("COVID-19") global pandemic commencing in early 2020, but Prospect remained current with respect to contractual rent and interest payments until the fourth quarter of 2022. Accordingly, and due further to the termination of certain refinancing negotiations between Prospect and certain third parties in early 2023 that included provisions for payment of unpaid rent and interest, we recorded an approximate $280 million impairment charge in the 2022 fourth quarter. As part of this charge, we reduced the carrying value of the underperforming Pennsylvania properties by approximately $170 million (to approximately $250 million) and reserved all unbilled rent accruals for a total of $112 million.

However, Prospect continued to pursue a recapitalization plan, and, in late March 2023, Prospect received a binding commitment from several lenders to provide liquidity to pay down certain debt instruments. Along with these commitments from third-party lenders, we agreed to pursue certain transactions with Prospect as part of their recapitalization plan, including originating a $50 million convertible loan to PHP Holdings, the managed care business of Prospect, in the first quarter of 2023.

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, but with cash payments starting in September 2023 for a substantial portion of the contractual monthly rent due on these California properties, b) transitioning the Pennsylvania properties back to Prospect in return for a first lien mortgage on the facilities, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we had funded $25 million on May 23, 2023 and an additional $20 million in both the third quarter of 2023 and in October 2023, d) completing the previously disclosed sale of the Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 9 to the condensed consolidated financial statements, and e) obtaining a non-controlling ownership interest in PHP Holdings of approximately $654 million, after applying a discount for lack of marketability, consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $82 million (including approximately $13 million that was recorded as revenue in the 2023 third quarter), our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

At September 30, 2023, we believe our remaining investment in the Prospect real estate, our investments in PHP Holdings, and other assets are fully recoverable, but no assurances can be given that we will not have any further impairments in future periods.

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

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2023	Estimated Rent Commencement Date
IMED Hospitales ("IMED") (Spain)	$44,848	$43,103	4Q 2023
Lifepoint Behavioral Health (Texas)	31,600	17,790	1Q 2024
IMED (Spain)	36,280	13,775	3Q 2024
IMED (Spain)	49,790	17,045	1Q 2025
Steward (Texas)	169,408	90,445	2Q 2026
	$331,926	$182,158

2023 Activity

During the first nine months of 2023, we completed construction and began recording rental income on one inpatient rehabilitation facility located in Lexington, South Carolina, which commenced rent on July 1, 2023, and another inpatient rehabilitation facility located in Stockton, California, which commenced rent on May 1, 2023. Both of these facilities are leased to Ernest Health, Inc. ("Ernest") pursuant to an existing long-term master lease.

We continue to fund the redevelopment of and defer rent on our Norwood facility in Massachusetts. Recovery receivables of approximately $130 million associated with the damage to this facility are included in the "Other assets" line of our condensed consolidated balance sheets. In conjunction with the redevelopment of the Norwood facility, we advanced $50 million to Steward, in the first half of 2023, that is secured by, among other things, proceeds from Steward's business interruption insurance claims. Additionally, we have funded approximately $175 million through the third quarter of 2023 for building improvements related to this facility.

2022 Activity

During the 2022 first quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is leased to Ernest pursuant to an existing long-term master lease.

Disposals

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale in the first quarter of 2023 and recorded an approximate $82 million net impairment charge to-date, which included $37.4 million of straight-line rent receivables, an estimated $8 million in fees to sell the hospitals, and $13 million of accumulated other comprehensive loss related to foreign currency translation. This impairment charge was partially offset by approximately $29 million of deferred gains from our interest rate swap in accumulated other comprehensive income that was reclassified to earnings as part of this expected transaction. This transaction was set to close in two phases. The first phase closed on May 18, 2023, in which we sold seven of the 11 facilities for A$730 million, and the final phase closed on October 10, 2023, in which we sold the remaining four facilities for approximately A$470 million.

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

During the first nine months of 2022, we also completed the sale of 15 other facilities (including 11 properties sold on September 1, 2022 to Prime for proceeds of $366 million) and five ancillary properties for total proceeds of approximately $522 million and recognized a gain on real estate of approximately $100 million, along with a $42 million write-off of straight-line rent receivables due to the early termination of certain properties' expected lease terms.

Summary of Operations for Disposed Assets in 2023 and 2022

The properties sold during 2023 and 2022 do not meet the definition of discontinued operations. However, the following represents the operating results from these properties for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues(1)	$5,632	$(9,358)	$36,560	$75,289
Real estate depreciation and amortization	—	(5,905)	(4,991)	(20,207)
Property-related expenses	(569)	(407)	(2,430)	(6,226)
Real estate and other impairment charges(2)	(3,750)	—	(93,288)	—
Other (expense) income(3)	(2,455)	62,053	(13,433)	518,219
(Loss) income from real estate dispositions, net	$(1,142)	$46,383	$(77,582)	$567,075

(1)
Includes approximately $35 million and $42 million of straight-line rent write-offs associated with the non-Macquarie disposal transactions for the three and nine months ended September 30, 2022, respectively.
(2)
Includes an approximate $82 million net impairment charge (including $37.4 million of straight-line rent write-offs) associated with the Australia Transaction and an approximate $11 million non-cash impairment charge associated with the repurchase of three Prime facilities for the nine months ended September 30, 2023.
(3)
Includes $68.8 million and $536.8 million of gains (net of $125 million write-off of straight-line rent receivables related to the Macquarie Transaction) for the three and nine months ended September 30, 2022.

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

For all of our properties subject to lease, we are the legal owner of the property, and the tenant's right to use and possess such property is guided by the terms of a lease. At September 30, 2023, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Minimum lease payments receivable	$616,686	$880,253
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(576,309)	(731,915)
Net investment in direct financing leases	244,195	352,156
Other financing leases (net of allowance for credit loss)	989,141	1,339,167
Total investment in financing leases	$1,233,336	$1,691,323

The decrease in our investment in financing leases since December 31, 2022, is the result of selling three Prime facilities in the third quarter of 2023 and the sale of four Pennsylvania properties and other aspects of the Prospect Transaction.

Other Leasing Activities

At September 30, 2023, 99% of our properties are occupied by tenants, leaving five properties as vacant, representing approximately 0.2% of total assets. We are in various stages of either releasing or selling these vacant properties, for one of which we received and recorded a significant lease termination fee in 2019.

As more fully described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks or public health crises (like the COVID-19 pandemic), economic issues resulting in high inflation and spikes in labor costs, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent deferrals to be paid back in full (like as described below under COVID-19 Rent Deferrals and Pipeline Health System), or in the form of temporary loans (like as described previously in the Prospect Transaction).

COVID-19 Rent Deferrals

Due to COVID-19 and its impact on our tenants' business, we agreed to defer collection of a certain amount of rent for certain tenants. Pursuant to our agreements with these tenants, we expect repayments of previously deferred rent to continue, with the remaining outstanding deferred rent balance of approximately $7.5 million as of September 30, 2023, to be paid over specified periods in the future with interest.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's current lease of our California assets remains in place, and we were repaid on February 7, 2023 for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. We have agreed to defer approximately $6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of September 30, 2023, Pipeline was in compliance with all terms of the bankruptcy settlement and the lease.

Steward Health Care System

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health ("CommonSpirit"), acquired the Utah hospital operations of five general acute care facilities previously operated by Steward (the "Steward Transaction"). As a result of this transaction, we received $100 million on May 1, 2023, of the $150 million loan made in the 2022 second quarter. The new lease with CHIC for these Utah assets has an initial fixed term of 15 years with annual escalation provisions, along with early lessee purchase options at the greater of fair market value or our gross investment. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly accelerated the amortization of the associated in-place lease intangibles (approximately $286 million) and wrote-off approximately $95 million of straight-line rent receivables in the second quarter of 2023.

Steward is current through September on its rent and interest obligations pursuant to the various lease and loan agreements, although a portion of September rent was paid in early October; similarly, a portion of October rent was paid timely and the remainder is expected to be paid in mid-November. Steward's cash flows from operations have been impacted by challenges related to revenue cycle management and a backlog of accounts payable. Steward's management has described to us its plans for continued improvements to profitability, access to working capital liquidity, and sales of certain non-core assets. Based on these initiatives, the reported profitability of Steward's operations at our facilities, our cross-defaulted master lease structure, and the additional security of our overall collateral interests, we believe that Steward will be able to satisfy its rental obligations over the full term of our master leases. However, no assurances can be given that we will not have any impairment charges in the future.

Alecto Healthcare Services LLC

On June 16, 2023, Alecto Healthcare Services LLC ("Alecto") filed for Chapter 11 bankruptcy in Delaware. At the time, we leased one property to Alecto in Sherman, Texas with a net book value of approximately $12 million. As a result of this bankruptcy, we have entered into a restructuring agreement involving the Sherman facility and American Healthcare Systems, the new tenant of the facility, which we expect to finalize in 2023. We did not recognize any revenue related to this property in the 2023 third quarter.

Prospect

In September 2023, Prospect paid us $3.3 million in partial contractual rent on the six California properties, and we recognized this as rental revenue during the quarter. Subsequent to quarter-end, Prospect has paid us $11 million, in accordance with the underlying agreements, for rent on the California properties (October and November), rent on the Connecticut properties (November), and quarterly interest on the delayed draw term loan facility for the 2023 second quarter. This $11 million will be recorded as revenue in the 2023 fourth quarter.

Other Tenant Matters

We have agreed in principle to sell seven facilities back to a tenant that comprise approximately 1% of our total assets at September 30, 2023. With this transaction, along with a decline in operating results, we have determined that it is no longer probable that the tenant will be able to pay its rent for the duration of the lease. As a result, we reserved approximately $49 million of billed and straight-line rent receivables in the third quarter of 2023 and will account for rent on these properties under the cash method. At September 30, 2023, we believe the net book value of the underlying real estate is recoverable. However, no assurances can be given that a future impairment will not be needed.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of September 30, 2023	As of December 31, 2022
MEDIAN	50%	$461,930	$482,735
Swiss Medical Network	70%	432,919	454,083
Steward (Macquarie Transaction)	50%	431,224	417,701
Policlinico di Monza	50%	82,327	86,245
HM Hospitales	45%	53,325	57,139
Total		$1,461,725	$1,497,903

For the first nine months of 2023 and 2022, we received $67 million and $66 million, respectively, in dividends from these real estate joint ventures.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of September 30, 2023	As of December 31, 2022
PHP Holdings	$684,418	$—
Steward (loan investment)	362,589	362,831
International joint venture	230,153	231,402
Swiss Medical Network	171,334	157,145
Priory	157,547	156,575
Steward (equity investment)	125,862	125,862
Aevis Victoria SA ("Aevis")	79,738	72,904
Aspris Children's Services ("Aspris")	15,996	16,023
Lifepoint Behavioral	11,093	200,827
Caremax	5,117	8,526
Prospect	—	112,777
Total	$1,843,847	$1,444,872

The change since December 31, 2022 primarily relates to the payoff of the Lifepoint Behavioral loan in February 2023, as part of the Lifepoint Transaction, partially offset by our investment in PHP Holdings, as more fully described previously in the Prospect Transaction.

For our investments marked to fair value, we recorded approximately $48.7 million in favorable non-cash fair value adjustments during the first nine months of 2023 as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income; whereas, this was a $12.6 million favorable non-cash fair value adjustment for the same period of 2022. The amount recorded in 2023 includes an approximate $30 million favorable fair market value adjustment in the third quarter of 2023 to our investment in PHP Holdings, and an approximate CHF 20 million favorable adjustment to our investment in Swiss Medical Network.

Other Investment Activities

In the third quarter of 2023, we invested approximately $105 million for a participation in Steward's syndicated asset-backed credit facility, and we loaned an additional $40 million that we may also secure with credit facility collateral. On August 17, 2023, we sold the $105 million interest to a global asset manager for approximately $100 million, and Steward agreed to repay the remaining balance with interest at the credit facility rate. Steward repaid approximately $2 million of this $5 million loan on November 3, 2023.

In the second quarter of 2023, we received repayment of the CHF 60 million mortgage loan from Infracore SA ("Infracore") that was originally made in the fourth quarter of 2022.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Balance at beginning of the period	$87,105	$55,250
Provision (recovery) for credit loss, net	165	(19,677)
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(63)	(26,362)
Balance at end of the period	$87,207	$9,211

	For the Nine Months Ended September 30,
	2023	2022
Balance at beginning of the year	$121,146	$48,527
Provision (recovery) for credit loss, net	1,513	(12,920)
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(35,452)	(26,396)
Balance at end of the period	$87,207	$9,211

In the third quarter of 2022, we recorded a credit loss recovery of approximately $20 million related to loans repaid by Watsonville Community Hospital.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of September 30, 2023			As of December 31, 2022
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Steward	$3,768,586		19.8%	$4,762,673	24.2%
Circle Health Ltd ("Circle")	2,043,689		10.8%	2,062,474	10.5%
Priory	1,339,742		7.0%	1,290,213	6.6%
Prospect	1,065,752		5.6%	1,483,599	7.5%
Lifepoint Behavioral	806,350		4.2%	985,959	5.0%
Other operators	7,544,787		39.8%	7,461,923	38.0%
Other assets	2,435,976	(2)	12.8%	1,611,159	8.2%
Total	$19,004,882		100.0%	$19,658,000	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of $684 million as part of the Prospect Transaction as further described above in this same Note 3.

Total Assets by U.S. State and Country

	As of September 30, 2023		As of December 31, 2022
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$2,009,435	10.6%	$1,967,948	10.0%
Florida	1,356,050	7.1%	1,324,555	6.8%
California	1,227,372	6.4%	1,450,112	7.4%
Massachusetts	844,804	4.5%	761,694	3.9%
Utah	829,434	4.4%	1,224,484	6.2%
All other states	3,757,534	19.8%	4,245,306	21.6%
Other domestic assets	1,775,974	9.3%	1,028,946	5.2%
Total U.S.	$11,800,603	62.1%	$12,003,045	61.1%
United Kingdom	$4,108,393	21.6%	$4,083,244	20.8%
Germany	716,959	3.8%	664,900	3.4%
Switzerland	683,991	3.6%	748,947	3.8%
Australia	290,321	1.5%	854,582	4.3%
Spain	233,724	1.2%	222,316	1.1%
All other countries	510,889	2.7%	498,753	2.5%
Other international assets	660,002	3.5%	582,213	3.0%
Total international	$7,204,279	37.9%	$7,654,955	38.9%
Grand total	$19,004,882	100.0%	$19,658,000	100.0%

Total Assets by Facility Type

	As of September 30, 2023		As of December 31, 2022
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$12,105,205	63.7%	$13,386,376	68.1%
Behavioral health facilities	2,525,664	13.3%	2,727,326	13.9%
Inpatient rehabilitation hospitals	1,430,494	7.5%	1,418,603	7.2%
Long-term acute care hospitals	274,971	1.5%	277,772	1.4%
Freestanding ER/urgent care facilities	232,572	1.2%	236,764	1.2%
Other assets	2,435,976	12.8%	1,611,159	8.2%
Total	$19,004,882	100.0%	$19,658,000	100.0%

On an individual property basis, our largest investment in any single property was approximately 2% of our total assets as of September 30, 2023.

Total Revenues by Operator

	For the Three Months Ended September 30,
	2023			2022
Operators	Total Revenues	Percentage of Total Revenues		Total Revenues	Percentage of Total Revenues
Steward	$70,664	23.0%	(1)	$101,262	28.7%
Circle	49,207	16.1%		45,531	12.9%
CommonSpirit	29,355	9.6%		—	—
Priory	28,335	9.2%		18,611	5.3%
Lifepoint Behavioral	18,553	6.1%		21,960	6.2%
Ernest	18,225	5.9%		15,530	4.4%
Other operators	92,237	30.1%		149,445	42.5%
Total	$306,576	100.0%		$352,339	100.0%
(1)
Excluding the $49 million reserve in the 2023 third quarter related to a different operator, revenue concentration would have been 19.9%; in line with total assets concentration.

Total Revenues by U.S. State and Country

	For the Three Months Ended September 30,
	2023		2022
U.S. States and Other Countries	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Texas	$40,423	13.2%	$41,572	11.8%
Utah	30,559	10.0%	34,701	9.8%
Florida	28,443	9.3%	25,572	7.3%
Arizona	17,056	5.6%	16,442	4.7%
Ohio	9,303	3.0%	10,839	3.1%
All other states	64,044	20.8%	115,677	32.8%
Total U.S.	$189,828	61.9%	$244,803	69.5%
United Kingdom	$90,655	29.6%	$76,191	21.6%
Germany	10,000	3.3%	7,926	2.2%
All other countries	16,093	5.2%	23,419	6.7%
Total international	$116,748	38.1%	$107,536	30.5%
Grand total	$306,576	100.0%	$352,339	100.0%

For geographic and facility type concentration metrics above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period. Total revenues also include revenue from ground lease and other expenses reimbursed to us by our tenants that may vary from period to period.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2023	As of December 31, 2022
Revolving credit facility(A)	$1,354,294	$929,584
Term loan	200,000	200,000
British pound sterling term loan due 2024(B)	127,907	126,690
British pound sterling term loan due 2025(B)	853,930	845,810
Australian term loan facility(B)	302,445	817,560
2.550% Senior Unsecured Notes due 2023(B)	439,399	483,320
3.325% Senior Unsecured Notes due 2025(B)	528,650	535,250
0.993% Senior Unsecured Notes due 2026(B)	528,650	535,250
2.500% Senior Unsecured Notes due 2026(B)	609,950	604,150
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	731,940	724,980
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	426,965	422,905
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,204,130	$10,325,499
Debt issue costs and discount, net	(47,051)	(57,087)
	$10,157,079	$10,268,412

(A)
Includes £77 million of GBP-denominated borrowings and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at September 30, 2023.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at September 30, 2023 and December 31, 2022.

As of September 30, 2023, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2023	$439,399
2024	430,352
2025	1,382,580
2026	2,992,894
2027	1,600,000
Thereafter	3,358,905
Total	$10,204,130

2023 Activity

In the third quarter of 2023, we purchased approximately £40 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price and yield averaging approximately 12%. As a result of this prepayment, we realized an approximate $0.9 million gain. On October 4, 2023, we purchased an additional £10 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price and yield of approximately 16%.

On May 18, 2023, we completed the first phase of the Australia Transaction in which we sold seven of the 11 Australia facilities for A$730 million. We used the proceeds from the first phase of this sale to prepay A$730 million of the A$1.2 billion Australian term loan. As a result of this prepayment, we incurred approximately $0.8 million to accelerate the amortization of related debt issue costs. The final phase closed on October 10, 2023, in which we sold the remaining four facilities for approximately A$470 million and used the proceeds to pay down our revolving credit facility.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At September 30, 2023, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2023, we were in compliance with all such financial and operating covenants.

5. Income Taxes

2023 Activity

During the 2023 second quarter, we elected to move a majority of our United Kingdom assets into a United Kingdom REIT regime with an effective date of July 1, 2023. With this election, we adjusted the deferred tax liabilities associated with these properties, resulting in a $158 million income tax benefit in the second quarter of 2023.

As a result of the Australia Transaction described in Note 3 to the condensed consolidated financial statements, we recorded a $5 million tax benefit in the first quarter of 2023.

2022 Activity

In the 2022 third quarter, we incurred approximately $5 million of income tax expense from the credit loss recovery on loans made to the Watsonville Community Hospital.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 15.5 million shares remain available for future stock awards as of September 30, 2023. Share-based compensation expense totaled $29.7 million and $33.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in share-based compensation is a result of a $6.7 million cumulative benefit catch-up in the second quarter of 2023 from adjusting the payout probability of certain performance awards, partially offset by an incremental $3.5 million of expense from the acceleration of stock awards for a retiring executive officer.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2023			As of December 31, 2022
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables, net	$195,559		$156,131	$167,035		$163,101
Loans(1)	1,255,589	(2)	1,162,388	1,405,615	(2)	1,360,113
Debt, net	(10,157,079)		(8,201,606)	(10,268,412)		(8,697,042)

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
(2)
Includes $162.9 million and $223.8 million of mortgage loans, a $312.0 million and $315.9 million shareholder loan included in investments in unconsolidated real estate joint ventures, $520.1 million and $640.4 million of loans that are part of our investments in unconsolidated operating entities, and $260.6 million and $225.5 million of other loans at September 30, 2023 and December 31, 2022, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, our equity investment in Lifepoint Behavioral, and our investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. For December 31, 2022, our acquisition and mortgage loans to Lifepoint Behavioral (which were satisfied in full in February 2023 as described in Note 3 to the condensed consolidated financial statements) were also accounted for under the fair value option method. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At September 30, 2023 and December 31, 2022, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$139,607	$139,607	$140,260	$140,260	Mortgage loans
Equity investment and other loans	928,334	910,647	434,609	441,943	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries (as well as the Lifepoint Behavioral loans at December 31, 2022) are recorded at fair value based on Level 2 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of the loans. Our equity investment in Lifepoint Behavioral is recorded at fair value based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow models, our observable inputs include use of a capitalization rate and discount rate (which is based on a weighted-average cost of capital), and our unobservable input includes an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first nine months of 2023, we had a net favorable adjustment to the investments accounted for under the fair value option method (primarily from our investment in PHP Holdings as described in Note 3), compared to a net unfavorable adjustment in the first nine months of 2022.

The DLOM on our investment in PHP Holdings was approximately 8% at September 30, 2023. In arriving at the DLOM, we started with a DLOM range based on the results of studies supporting valuation discounts for other transactions or structures without a public market. To select the appropriate DLOM within the range, we then considered many qualitative factors, including the percent of control, the nature of the underlying investee's business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using full basis point variations (in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(7,423)
- 100 basis points	7,423

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for long-lived asset impairment purposes and for certain equity investments without a readily determinable fair value. For long-lived asset impairment purposes, fair value may be based on estimated cash flows discounted at a risk-adjusted rate of interest by using Level 2 inputs, or for our real estate, we may use a market approach using Level 2 inputs, whereby we will divide the expected net operating income (i.e. rent revenue less expenses, if any) of the facility by a market capitalization rate. For our investment in Swiss Medical Network (which does not have a readily determinable fair value), we marked our investment to fair value in the 2023 third quarter (resulting in a CHF 20 million favorable adjustment) based on the price paid by a new investor in the same security.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$116,895	$222,020
Non-controlling interests’ share in net income	(185)	(227)
Participating securities’ share in earnings	(311)	(288)
Net income, less participating securities’ share in earnings	$116,399	$221,505
Denominator:
Basic weighted-average common shares	598,444	598,980
Dilutive potential common shares	109	359
Diluted weighted-average common shares	598,553	599,339

	For the Nine Months Ended September 30,
	2023	2022
Numerator:
Net income	$107,492	$1,044,031
Non-controlling interests’ share in net income	(25)	(960)
Participating securities’ share in earnings	(1,295)	(1,035)
Net income, less participating securities’ share in earnings	$106,172	$1,042,036
Denominator:
Basic weighted-average common shares	598,363	598,828
Dilutive potential common shares	43	271
Diluted weighted-average common shares	598,406	599,099

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$116,895	$222,020
Non-controlling interests’ share in net income	(185)	(227)
Participating securities’ share in earnings	(311)	(288)
Net income, less participating securities’ share in earnings	$116,399	$221,505
Denominator:
Basic weighted-average units	598,444	598,980
Dilutive potential units	109	359
Diluted weighted-average units	598,553	599,339

	For the Nine Months Ended September 30,
	2023	2022
Numerator:
Net income	$107,492	$1,044,031
Non-controlling interests’ share in net income	(25)	(960)
Participating securities’ share in earnings	(1,295)	(1,035)
Net income, less participating securities’ share in earnings	$106,172	$1,042,036
Denominator:
Basic weighted-average units	598,363	598,828
Dilutive potential units	43	271
Diluted weighted-average units	598,406	599,099

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we expect to receive $355 million in cash and have received the remainder in equity-like securities of PHP Holdings - part of the Prospect Transaction. Closing of this transaction is subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

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
•
the risk that a condition to closing under the agreements governing any or all of our pending transactions (including the transaction described in Note 9 to the condensed consolidated financial statements) that have not closed as of the date hereof may not be satisfied;
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
•
our ability to maintain our status as a REIT for U.S. federal and state income tax purposes, as well as in the U.K.;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2022 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2023, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our TRS, the proceeds of which are typically used for working capital and other purposes. From time-to-time, we may make noncontrolling investments in our tenants, which we refer to as investments in unconsolidated operating entities. These investments are typically made in conjunction with larger real estate transactions with the tenant that give us a right to share in such tenant’s profits and losses, and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to serve their communities by unlocking the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

At September 30, 2023, our portfolio consisted of 441 properties leased or loaned to 55 operators, of which five are under development and seven are in the form of mortgage loans. We manage our business as a single business segment.

At September 30, 2023, all of our investments are located in the U.S., Europe, Australia, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2023	% of Total	As of December 31, 2022	% of Total
Real estate assets - at cost	$14,868,393	78.2%	$15,917,839	81.0%
Accumulated real estate depreciation and amortization	(1,315,223)	-6.9%	(1,193,312)	-6.1%
Cash and cash equivalents	340,058	1.8%	235,668	1.2%
Investments in unconsolidated real estate joint ventures	1,461,725	7.7%	1,497,903	7.6%
Investments in unconsolidated operating entities	1,843,847	9.7%	1,444,872	7.4%
Other	1,806,082	9.5%	1,755,030	8.9%
Total assets	$19,004,882	100.0%	$19,658,000	100.0%

Results of Operations

Three Months Ended September 30, 2023 Compared to September 30, 2022

Net income for the three months ended September 30, 2023, was $116.7 million ($0.19 per diluted share) compared to net income of $221.8 million ($0.37 per diluted share) for the three months ended September 30, 2022. This decrease in net income is primarily driven by the Australia and Prime disposals (including the Prime sale in 2022 that generated a gain of approximately $67 million) described in Note 3 to the condensed consolidated financial statements, lower rent and interest from Prospect, and more rent receivable reserves and higher interest expense in the third quarter of 2023 compared to the same period of 2022. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $225.5 million for the 2023 third quarter, or $0.38 per diluted share, as compared to $272.3 million, or $0.45 per diluted share, for the 2022 third quarter.

A comparison of revenues for the three months ended September 30, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023	% of Total	2022	% of Total	Year over Year Change
Rent billed	$229,306	74.8%	$232,418	66.0%	-1.3%
Straight-line rent	21,511	7.0%	26,552	7.5%	-19.0%
Income from financing leases	26,066	8.5%	51,011	14.5%	-48.9%
Interest and other income	29,693	9.7%	42,358	12.0%	-29.9%
Total revenues	$306,576	100.0%	$352,339	100.0%	-13.0%

Our total revenues for the 2023 third quarter are down $45.8 million, or 13.0%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $8.2 million over the prior year, of which approximately $24 million is due to disposals and other leasing transactions in 2022 and 2023 and approximately $10 million of more rent reserves recorded in the third quarter of 2023 as compared to the prior year. These decreases are partially offset by approximately $12 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on two development properties in 2023, and $6 million of favorable foreign currency fluctuations. In addition, rent revenues are up approximately $8 million quarter-over-quarter from increases in CPI above the contractual minimum escalations in our leases.
•
Income from financing leases – down $24.9 million primarily due to $19.2 million of lower rent revenue on Prospect in the third quarter of 2023, compared to the third quarter of 2022, and $6 million from the disposal of three Prime financing leases in the third quarter of 2023 as described in Note 3 to the condensed consolidated financial statements. These decreases are partially offset by the increase in CPI above the lease contractual minimum escalations by approximately $0.3 million.
•
Interest and other income – down $12.7 million from the prior year due to the following:
o
Interest from loans – down $10.4 million due to a decrease of $7.1 million from loan payoffs (including $4 million due to the repayment of the initial acquisition loan as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements) and an $8.7 million decrease in interest income related to Prospect. These decreases are partially offset by approximately $3.0 million of incremental revenue earned on new investments, approximately $1.3 million of higher income from annual escalations due to increases in CPI, and $0.8 million of favorable foreign currency fluctuations.
o
Other income – down $2.3 million from the prior year as we had less direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the quarters ended September 30, 2023 and 2022 totaled $106.7 million and $88.1 million, respectively. This increase is primarily related to an increase in borrowings on our revolver and higher interest rates on our Credit Facility and term loans compared to the prior year, partially offset by a decrease due to the A$730 million paydown of our Australia term loan in the second quarter of 2023. Our weighted-average interest rate was 4.0% for the quarter ended September 30, 2023 compared to 3.4% for the same period in 2022.

Real estate depreciation and amortization during the third quarter of 2023 decreased to $77.8 million from $81.9 million in 2022. This decrease is primarily due to classifying our Australia properties and three Prime facilities as held for sale in the first quarter of 2023 and no longer recording depreciation on these properties.

Property-related expenses totaled $6.5 million and $8.3 million for the quarters ended September 30, 2023 and 2022, respectively. Of the property expenses in the third quarter of 2023 and 2022, approximately $3.3 million and $5.6 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and administrative expenses totaled $38.1 million for the 2023 third quarter, compared to $37.3 million for the 2022 third quarter. The 2023 third quarter included $1.2 million of higher stock compensation expense for the acceleration of stock award vesting for a retiring executive officer.

During the three months ended September 30, 2022, we disposed of 11 facilities as part of the Prime repurchase transaction and three ancillary properties resulting in a net gain of $68.8 million.

In the third quarter of 2022, we recorded a credit loss recovery of approximately $20 million related to loans repaid by Watsonville Community Hospital.

With the interest rate swap no longer classified as an effective cash flow hedge due to the Australia Transaction disclosed in Note 3 to the condensed consolidated financial statements, we expect some earnings volatility from marking the swap to fair value each quarter until all of the related debt is extinguished. We recognized a $3.75 million loss from this in the 2023 third quarter.

Earnings from equity interests was $11.3 million for the quarter ended September 30, 2023, basically flat compared to the same period in 2022.

Our debt refinancing and unutilized financing benefit for the third quarter of 2023 of $0.9 million relates to the purchase of £40 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price.

Other income for the third quarter of 2023 was $41.1 million, which included an approximate $30 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million unrealized gain on our equity investment in Swiss Medical Network, partially offset by approximately $2.8 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Item 1 of Part II for further details on the lawsuit. For the third quarter of 2022, we had other income of $4.1 million, which included a favorable non-cash fair value adjustment of $3.6 million on our investment in Aevis. Fair value adjustments as discussed above can be favorable or unfavorable from quarter-to-quarter, so the positive results in the 2023 third quarter are not necessarily indicative of future results.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income-based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.1 million income tax expense for the three months ended September 30, 2023 is primarily based on income generated internationally (primarily the U.K. and Germany) and reflects the tax benefit of moving to the U.K. REIT regime on July 1, 2023, as described in Note 5 to the condensed consolidated financial statements. In comparison, we incurred $18.6 million in income tax expense in the third quarter of 2022.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $89 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Nine Months Ended September 30, 2023 Compared to September 30, 2022

Net income for the nine months ended September 30, 2023, was $107.5 million ($0.18 per diluted share) compared to net income of $1.0 billion ($1.74 per diluted share) for the nine months ended September 30, 2022. This decrease in net income is primarily driven by the gain on sale of real estate in the 2022 first quarter from the Macquarie Transaction, and the 2023 impairment charge in the first quarter associated with the Australia Transaction and Prime disposal, as described in Note 3 to the condensed consolidated financial statements. Net income was also lower due to the $49 million billed and straight-line rent reserve recorded in the third quarter of 2023, accelerating the amortization of the approximate $286 million in-place lease intangible and the write-off of approximately $95 million of straight-line rent receivables, both associated with the Steward Transaction (see Note 3 to the condensed consolidated financial statements for more detail), along with higher interest expense and lower rent and interest revenue from Prospect. This decrease was partially offset by the approximate $158 million tax benefit recognized in the second quarter of 2023 related to entering the United Kingdom REIT regime (as more fully described in Note 5 to the condensed consolidated financial statements). Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $733.0 million for the first nine months of 2023, or $1.22 per diluted share, as compared to $829.5 million, or $1.38 per diluted share, for the first nine months of 2022. This decrease in Normalized FFO is primarily due to lower revenue from various disposals throughout 2022 and 2023, including the Macquarie Transaction, the Australia Transaction, and Prime disposals, along with lower revenues from Prospect (see Note 3 to the condensed consolidated financial statements for further details).

A comparison of revenues for the nine months ended September 30, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023	% of Total	2022	% of Total	Year over Year Change
Rent billed	$724,954	72.9%	$737,029	63.4%	-1.6%
Straight-line rent	38,875	3.9%	146,114	12.6%	-73.4%
Income from financing leases	107,729	10.8%	154,660	13.3%	-30.3%
Interest and other income	122,624	12.4%	124,562	10.7%	-1.6%
Total revenues	$994,182	100.0%	$1,162,365	100.0%	-14.5%

Our total revenues for the first nine months of 2023 are down $168.2 million, or 14.5%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $119.3 million over the prior year of which approximately $68 million is due to disposals and other leasing transactions in 2022 and 2023 (primarily related to the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements), approximately $105 million of more rent reserves in 2023 compared to 2022 (including $95 million as a result of the write-off of straight-line rent associated with the Steward Transaction in the second quarter of 2023), and $4 million of unfavorable foreign currency fluctuations. These decreases are partially offset by approximately $34 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on a development property in the first quarter of 2022 and two properties in 2023. In addition, rent revenues are up approximately $23 million period-over-period from increases in CPI above the contractual minimum escalations in our leases.
•
Income from financing leases – down $46.9 million due to $34.7 million of less rent on Prospect in the first nine months of 2023, compared to the first nine months of 2022 and approximately $13.5 million of lower revenues from the disposal of Prime financing leases in 2023 and 2022. These decreases are partially offset by the increase in CPI above the lease contractual minimum escalations by approximately $1.3 million.
•
Interest and other income – down $1.9 million from the prior year due to the following:
o
Interest from loans – down $0.3 million due to a decrease of $14.7 million from loan payoffs (including $10 million due to the repayment of the initial acquisition loan as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements), a $2.7 million decrease in interest income related to Prospect, and $0.3 million of unfavorable foreign currency fluctuations. These decreases are partially offset by approximately $12.2 million of incremental revenue earned on new investments, along with approximately $2 million of interest revenue on the CHF 60 million mortgage loan from Infracore (which was repaid in the second quarter of 2023), and approximately $2.9 million of higher income from annual escalations due to increases in CPI.
o
Other income – down $1.6 million from the prior year as we had less direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest expense for the nine months ended September 30, 2023 and 2022 totaled $308.8 million and $267.0 million, respectively. This increase is primarily related to an increase in borrowings and higher interest rates on our Credit Facility and term loans compared to the prior year, partially offset by a decrease due to the A$730 million paydown of our Australia term loan in the second quarter of 2023. Our weighted-average interest rate was 3.9% for the nine months ended September 30, 2023 compared to 3.3% for the same period in 2022.

Real estate depreciation and amortization during the first nine months of 2023 increased to $526.1 million from $251.5 million in the same period of 2022. Of this increase, $286 million relates to accelerating the amortization of lease intangibles as part of the Steward Transaction as described in Note 3 to the condensed consolidated financial statements.

Property-related expenses totaled $38.3 million and $38.0 million for the nine months ended September 30, 2023 and 2022, respectively. Of the property expenses in the first nine months of 2023 and 2022, approximately $28.6 million and $30.2 million, respectively, represents costs (primarily property insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and administrative expenses totaled $115.4 million for the first nine months of 2023 compared to $117.6 million in the same period of 2022, primarily due to a decrease in share-based compensation. The decrease in share-based compensation is a result of a $6.7 million cumulative benefit catch-up from adjusting the payout probability of certain performance awards, partially offset by an incremental $3.5 million of expense from the acceleration of stock awards for a retiring executive officer.

During the nine months ended September 30, 2022, we realized $536.8 million of gains from the sales of real estate, including the completion of the partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. In 2022, we also disposed of 11 facilities related to the Prime repurchase transaction, resulting in a gain on real estate of approximately $67 million, and we disposed of four other facilities and five ancillary properties, resulting in a net gain of $33 million.

In 2023, we recorded a $93.3 million net impairment charge, of which $82 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties sold as more fully described in Note 3 to the condensed consolidated financial statements. The impairment recovery in the first nine months of 2022 related to our Watsonville facility.

Earnings from equity interests was $34.8 million for the nine months ended September 30, 2023, basically flat from the same period in 2022.

Our debt refinancing and unutilized financing net benefit for the first nine months of 2023 was a result of a $0.9 million benefit related to the purchase of £40 million of our 2.550% Senior Unsecured Notes due 2023 in the third quarter of 2023 at a discounted price, partially offset by $0.8 million of costs associated with the partial prepayment of our A$1.2 billion Australian term loan in the second quarter of 2023. In the first nine months of 2022, debt refinancing and unutilized financing costs were $9.5 million, as a result of the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility (see Note 4 to the condensed consolidated financial statements for more detail).

Other income for the first nine months of 2023 was $25.4 million, which included an approximate $30 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million unrealized gain on our equity investment in Swiss Medical Network, partially offset by approximately $13 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Item 1 of Part II for further details on the lawsuit. For the first nine months of 2022, we had other income of $20.9 million which included a favorable non-cash fair value adjustment of $12.6 million on our investment in Aevis and other investments marked to fair value during the first nine months of 2022.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income-based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $134.7 million income tax benefit for the nine months ended September 30, 2023 is primarily based on the $158 million benefit received by entering the United Kingdom REIT regime and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the expected sale of our Australia facilities. In comparison, we incurred $40.6 million in income tax expense in the first nine months of 2022.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $89 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net income attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FFO information:
Net income attributable to MPT common stockholders	$116,710	$221,793	$107,467	$1,043,071
Participating securities’ share in earnings	(311)	(288)	(1,295)	(1,035)
Net income, less participating securities’ share in earnings	$116,399	$221,505	$106,172	$1,042,036
Depreciation and amortization	96,280	99,296	580,484	300,731
Loss (gain) on sale of real estate	20	(68,795)	(209)	(536,788)
Real estate impairment charges	3,750	—	55,854	—
Funds from operations	$216,449	$252,006	$742,301	$805,979
Write-off of unbilled rent and other	52,742	35,587	150,576	35,259
Other impairment (recovery) charges	—	(19,450)	37,434	(14,575)
Litigation and other	2,759	—	12,987	—
Share-based compensation adjustments	1,243	—	(3,120)	(966)
Non-cash fair value adjustments	(46,815)	(3,597)	(42,562)	(12,563)
Tax rate changes and other	—	7,726	(164,535)	6,901
Debt refinancing and unutilized financing (benefit) costs	(862)	17	(46)	9,452
Normalized funds from operations	$225,516	$272,289	$733,035	$829,487
Per diluted share data:
Net income, less participating securities’ share in earnings	$0.19	$0.37	$0.18	$1.74
Depreciation and amortization	0.16	0.16	0.97	0.50
Loss (gain) on sale of real estate	—	(0.11)	—	(0.90)
Real estate impairment charges	0.01	—	0.09	—
Funds from operations	$0.36	$0.42	$1.24	$1.34
Write-off of unbilled rent and other	0.09	0.06	0.25	0.06
Other impairment (recovery) charges	—	(0.03)	0.06	(0.03)
Litigation and other	0.01	—	0.02	—
Share-based compensation adjustments	—	—	(0.01)	—
Non-cash fair value adjustments	(0.08)	(0.01)	(0.07)	(0.02)
Tax rate changes and other	—	0.01	(0.27)	0.01
Debt refinancing and unutilized financing (benefit) costs	—	—	—	0.02
Normalized funds from operations	$0.38	$0.45	$1.22	$1.38

LIQUIDITY AND CAPITAL RESOURCES

2023 Cash Flow Activity

During the first nine months of 2023, we generated approximately $370.4 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows (along with cash on-hand and borrowings on our revolving credit facility) to fund our dividends of $524.2 million.

In regard to other investing and financing activities in the first nine months of 2023, we did the following:

a)
sold seven Australian properties as part of the Australia Transaction resulting in proceeds of A$730 million and used such proceeds to pay down our Australian term loan;
b)
sold three properties to Prime resulting in proceeds of $100 million;
c)
received approximately $500 million of loan principal proceeds, including approximately $200 million from the Lifepoint Transaction, $100 million from Steward after the completion of their sale of Utah properties to CHIC, CHF 60 million from the payoff of a loan by Infracore, and approximately $100 million from the sale of our temporary interest in Steward's asset-backed credit facility;
d)
funded approximately $250 million of new investments, including $95 million to Prospect as part of its recapitalization plan that was implemented on May 23, 2023;
e)
funded approximately $195 million to Steward, including its temporary participation in its syndicated four-year asset-backed credit facility and loans for general working capital purposes; and

f)
purchased approximately £40 million of our 2.550% Senior Unsecured Notes due 2023.

Subsequent to quarter-end, we purchased an additional £10 million of our 2.550% Senior Unsecured Notes due 2023. In addition, we paid out a dividend equal to $0.15 per share. Compared to the dividends paid in the first three quarters of 2023, this dividend per share reduction represents an annualized cash savings of approximately $330 million.

2022 Cash Flow Activity

During the first nine months of 2022, we generated approximately $560 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans, of which we used $525 million to fund our dividends. During the first nine months of 2022, we received approximately $2.2 billion of proceeds from disposals (including the Macquarie Transaction as described in Note 3 to the condensed consolidated financial statements) and approximately $360 million from the property sales to Prime. We used these proceeds to pay off our interim credit facility, partially pay down the outstanding balance on our Credit Facility, fund $1.0 billion of new acquisitions, and make other investments. We exercised the $500 million accordion feature to our revolving credit facility during the first nine months of 2022 and extended the term on both the revolver and term loan portions of our Credit Facility - see Note 4 to the condensed consolidated financial statements for additional details.

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

However, with increasing interest rates, loss of a substantial portion of cash rent and interest from Prospect, a bond maturing in December 2023 of approximately $434 million, and a term loan maturing in May 2024 of approximately $300 million, we have looked to other initiatives to improve cash flows including:

•
the sale of the four remaining Australian properties on October 10, 2023, that generated proceeds of approximately $305 million,
•
completing the binding sale of three Connecticut facilities to Yale New Haven that is expected to generate $355 million,
•
reducing our dividend to $0.15 per share, which will provide for annual cash savings of approximately $330 million; and
•
implementing a REIT tax structure in the United Kingdom that we expect will result in quarterly tax savings.

With these initiatives, liquidity of approximately $0.9 billion (including cash on-hand and availability under our revolving credit facility) at November 3, 2023, and routine cash receipts of rent and interest, we believe we can fund our short-term liquidity requirements.

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

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $0.9 billion at November 3, 2023, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities or to make any new strategic investments, we may need to look to other sources, which may include one or a combination of the following:

•
reducing our dividend, while still complying with our REIT requirements, which we reduced to $0.15 per share, generating annual cash savings of approximately $330 million;
•
strategic property sales or joint ventures, including the sale of our four remaining Australian properties on October 10, 2023 that generated proceeds of approximately $305 million and the binding commitment to sell three Connecticut facilities that is expected to generate $355 million,
•
monetizing our investment in operators, including our investment in PHP Holdings,
•
entering into new secured loans on real estate,

•
extending the maturity of existing term loans,
•
identifying and implementing cost reduction opportunities,
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities, and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 3, 2023 are as follows (in thousands):

2023	$433,539
2024	435,915
2025	1,403,150
2026	2,816,026
2027	1,600,000
Thereafter	3,376,100
Total	$10,064,730

Contractual Commitments

We presented our contractual commitments in our 2022 Annual Report on Form 10-K and provided an update in our Quarterly Report on Form 10-Q for the period ended June 30, 2023. Except for the change noted below, there have been no significant changes through November 3, 2023. Excluded from this table is $10 million of unused loan to Prospect as part of the Prospect Transaction discussed in Note 3 to the condensed consolidated financial statements.

The following table updates our contractual commitments schedule as of November 3, 2023 (in thousands):

Contractual Commitments	2023(1)	2024	2025	2026	2027	Thereafter	Total
Revolving credit facility	$12,754	$80,552	$80,552	$1,200,527	$—	$—	$1,374,385
(1)
This column represents obligations post November 3, 2023.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2023:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2023, our outstanding debt totaled $10.2 billion, which consisted of fixed-rate debt of approximately $8.6 billion (after considering interest rate swaps in-place) and variable rate debt of $1.6 billion. If market interest rates increase by 10%, the fair value of our debt at September 30, 2023 would decrease by approximately $231.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $10.3 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $10.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.6 billion, the balance of such variable rate debt at September 30, 2023.

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

	Net Income Impact(1)	FFO Impact(1)	NFFO Impact
British pound (£)	$10,482	$19,935	$19,832
Euro (€)	1,975	6,471	6,475
Swiss franc (CHF)	5,427	7,804	3,870
Colombian peso (COP)	1,453	1,523	1,523
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

On April 13, 2023, we and certain of our executives were named as defendants in a second putative federal securities class action lawsuit, also alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00486. The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York, Case No. 1:23-cv-08597. The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions.

On October 19, 2023, members of our Board of Directors were named as defendants in a shareholder derivative action filed by a purported stockholder in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-01415. The Company was named as a nominal defendant. The complaint makes allegations similar to those made in the securities action pending in the Northern District of Alabama described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants.

We believe these claims are without merit and intend to defend the remaining open cases vigorously. We have not recorded a liability because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Defamation Litigation

On March 30, 2023, we commenced an action in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00408, against short-seller Viceroy Research LLC ("Viceroy") and its members. We are seeking injunctive relief and damages for defamation, civil conspiracy, tortious interference, private nuisance, and unjust enrichment based on defamatory statements expressed against us. On June 29, 2023, we won a preliminary ruling in this lawsuit after Viceroy's motion to dismiss the case was denied by a judge in the United States District Court for the Northern District of Alabama.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchase:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1-July 31, 2023	56	$9.29	—	$482,085

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date.
(2)
On October 9, 2022, the board of directors of the Company authorized a stock repurchase plan for up to $500 million of common stock, par value $0.001 per share. No shares were repurchased under this plan during the 2023 third quarter. The repurchase authorization expired on October 10, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 9, 2023